Form 10QSB
period 1999-09-30
LAZARUS INDUSTRIES INC
filed 1999-11-12
CIK 789868

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


(Mark one)

  XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
_______     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

_______     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                 Commission File Number: 0-27351

                     LAZARUS INDUSTRIES, INC.
(Exact Name of small business issuer as specified in its charter)

     Nevada                                         87-0445575
----------------------                       -------------------------
(State of Incorporation)                     (IRS Employer ID Number)


     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
   ------------------------------------------------------------
              (Address of principal executive offices)

                          (801) 532-7851
                       --------------------
                   (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES XX NO
                                                                   ----   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

    7,485,417 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one): YES_____   NO  XX

                     LAZARUS INDUSTRIES, INC.

       Form 10-QSB for the Quarter ended September 30, 1999

                        Table of Contents


Part I - Financial Information                                Page

    Item 1.  Financial Statements                                          3

    Item 2.  Management's Discussion and Analysis or Plan of Operation    11

Part II - Other Information

    Item 1.  Legal Proceedings                                            13

    Item 2.  Changes in Securities                                        13

    Item 3.  Defaults Upon Senior Securities                              13

    Item 4.  Submission of Matters to a Vote of Security Holders          13

    Item 5.  Other Information                                            13

    Item 6.  Exhibits and Reports on Form 8-K                             13

Signatures                                                                14

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                               September 30,     December 31,
                                                   1999            1998
                                               --------------   --------------
                                                 (Unaudited)
CURRENT ASSETS

    Cash                                       $     34,510     $     40,215
                                               --------------   --------------
        Total Current Assets                         34,510           40,215
                                               --------------   --------------
        TOTAL ASSETS                           $     34,510     $     40,215
                                               ==============   ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - related party           $      2,221     $      2,221
    Taxes payable                                        -               100
                                               --------------   --------------
        Total Current Liabilities                     2,221            2,321
                                               --------------   --------------
STOCKHOLDERS' EQUITY

    Common stock 50,000,000 shares authorized,
     at $0.001 par value; 7,485,417 shares
     issued and outstanding                           7,486            7,486
    Additional paid-in capital                      283,428          283,428
    Deficit accumulated during
       the development stage                       (258,625)        (253,020)
                                               --------------   --------------
        Total Stockholders' Equity                   32,289           37,894
                                               --------------   --------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                 $     34,510     $     40,215
                                               ==============   ==============

The accompanying notes are an integral part of the financial statements.

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                                   From
                                                                                   Inception on
                                       For the                   For the           December 31,
                                  Three Months Ended        Nine Months Ended      1985 Through
                                    September 30,             September 30,        September 30,
                                  1999         1998        1999          1998      1999
                              ------------ ----------- ------------- ------------- -------------
REVENUES                      $         -  $        -  $          -  $          -  $          -

EXPENSES

  General and administrative        1,934         319         6,531         6,491       105,517

    Total Expenses                  1,934         319         6,531         6,491       105,517
                              ------------ ----------- ------------- ------------- -------------
    Loss from Operations           (1,934)       (319)       (6,531)       (6,491)     (105,517)
                              ------------ ----------- ------------- ------------- -------------
OTHER INCOME
 (EXPENSE)

  Interest income                     271         220           926           220         1,806
  Loss from discontinued
   operations                           -           -             -             -      (154,914)
                              ------------ ----------- ------------- ------------- -------------
     Total Other Income
     (Expense)                        271         220           926           220      (153,108)
                              ------------ ----------- ------------- ------------- -------------
NET LOSS                      $    (1,663) $      (99) $     (5,605) $     (6,271) $   (258,625)
                              ============ =========== ============= ============= =============
BASIC LOSS PER SHARE          $     (0.00) $    (0.00) $      (0.00) $      (0.00)
                              ============ =========== ============= =============

 The accompanying notes are an integral part of the financial statements.
                                    4

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
  From Inception on December 31, 1985 through September 30, 1999


                                                                           Deficit
                                                                           Accumulated
                                                             Additional    During the
                                          Common Stock       Paid-in       Development
                                    Shares          Amount   Capital       Stage
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1985                  -  $         -   $          -  $        -

Shares issued for cash at $0.002      160,000          160          7,840        (433)

Shares issued through public
  offering at $0.01 per share         555,523          556        138,325           -

Capital contributed by shareholders         -            -         54,077           -

Net loss from inception on
 December 31, 1995 through
 December 31, 1987                          -            -              -        (735)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1987            715,523          716        200,242      (1,168)

Shares issued to public at
 $0.01 per share                       44,480           44         11,086           -

Shares issued in acquisition
 of wholly- owned subsidiary
 at $0.001 per share                2,036,800        2,037              -           -

Shares issued for finders fee at
 $0.001 per share                     152,000          152              -           -

Shares issued to public at $0.10
  per share for cash                    3,280            3            325           -

Public offering costs                       -            -        (44,059)          -

Net loss for the year ended
 December 31, 1988                          -            -              -     (98,275)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1988          2,952,083        2,952        167,594     (99,443)

Net loss for the year ended
 December 31, 1989                          -            -              -     (39,018)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1989          2,952,083  $     2,952   $    167,594  $ (138,461)
                                 ------------- ------------  ------------- -----------

The accompanying notes are an integral part of the financial statements.
                                5

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
  From Inception on December 31, 1985 through September 30, 1999

                                                                           Deficit
                                                                           Accumulated
                                                             Additional    During the
                                          Common Stock       Paid-in       Development
                                    Shares          Amount   Capital       Stage
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1989          2,952,083  $     2,952   $    167,594  $ (138,461)

Assets distributed to shareholders         -            -         (15,632)         -

Net loss for the year ended
 December 31, 1990                         -            -               -     (17,153)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1990          2,952,083        2,952        151,962    (155,614)

Net loss for the year ended
 December 31, 1991                         -            -               -        (100)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1991          2,952,083        2,952        151,962    (155,714)

Net loss for the year ended
 December 31, 1992                         -            -               -        (100)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1992          2,952,083        2,952        151,962    (155,814)

Net loss for the year ended
 December 31, 1993                         -            -               -        (100)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1993          2,952,083        2,952        151,962    (155,914)

Net loss for the year ended
 December 31, 1994                         -            -               -        (100)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1994          2,952,083        2,952        151,962    (156,014)

Net loss for the year ended
 December 31, 1995                         -            -               -        (100)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1995          2,952,083        2,952        151,962    (156,114)

Net loss for the year ended
 December 31, 1996                         -            -               -        (452)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1996          2,952,083  $     2,952   $    151,962  $ (156,566)
                                 ------------- ------------  ------------- -----------

The accompanying notes are an integral part of the financial statements.
                                6

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Continued)
  From Inception on December 31, 1985 through September 30, 1999


                                                                           Deficit
                                                                           Accumulated
                                                             Additional    During the
                                          Common Stock       Paid-in       Development
                                    Shares          Amount   Capital       Stage
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1996          2,952,083  $     2,952   $    151,962  $ (156,566)

December 2, 1997 shares issued
 to officers at $0.03 per share
 for services                       3,000,000        3,000         87,000          -

Net loss for the year ended
  December 31, 1997                        -            -              -      (90,669)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1997          5,952,083        5,952        238,962    (247,235)

January 12, 1998 shares issued
 for cash at $0.03 per share        1,116,667        1,117         32,382          -

March 10, 1998 shares issued for
 cash at $0.03 per share              416,667          417         12,084          -

Net loss for the year ended
 December 31, 1998                         -            -              -       (5,785)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1998          7,485,417        7,486        283,428    (253,020)

Net loss for the nine months
 ended September 30, 1999
  (unaudited)                              -            -              -       (5,605)
                                 ------------- ------------  ------------- -----------
Balance, September 30, 1999
 (unaudited)                        7,485,417  $     7,486   $    283,428  $ (258,625)
                                 ============= ============ ============== ===========

The accompanying notes are an integral part of the financial statements.
                                7

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                                   From
                                                                                   Inception on
                                       For the                   For the           December 31,
                                  Three Months Ended        Nine Months Ended      1985 Through
                                    September 30,             September 30,        September 30,
                                  1999         1998        1999          1998      1999
                              ------------ ----------- ------------- ------------- -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net income (loss)           $    (1,663) $      (99) $     (5,605) $     (6,271) $   (258,625)
  Adjustments to reconcile
   net loss to net cash used
   by operating activities:
    Stock issued for services           -           -             -             -        90,000
  Changes in operating assets
   and liabilities:
    Increase (decrease) in
     accounts payable              (1,612)          -             -             -         2,221
    Decrease in taxes payable        (100)          -          (100)            -             -
                              ------------ ----------- ------------- ------------- -------------
     Net Cash Provided (Used)
     by Operating Activities       (3,375)        (99)       (5,705)       (6,271)     (166,404)
                              ------------ ----------- ------------- ------------- -------------
CASH FLOWS FROM
 INVESTING ACTIVITIES                   -           -             -             -             -
                              ------------ ----------- ------------- ------------- -------------
 CASH FLOWS FROM
 FINANCING ACTIVITIES

  Net stock offering proceeds           -           -             -        46,000       200,914
                              ------------ ----------- ------------- ------------- -------------
     Net Cash Provided (Used)
     by Financing Activities  $         -  $        -  $          -  $     46,000  $    200,914
                              ------------ ----------- ------------- ------------- -------------

 The accompanying notes are an integral part of the financial statements.
                                    8

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
               Statements of Cash Flows (Continued)
                           (Unaudited)

                                                                                   From
                                                                                   Inception on
                                       For the                   For the           December 31,
                                  Three Months Ended        Nine Months Ended      1985 Through
                                    September 30,             September 30,        September 30,
                                  1999         1998        1999          1998      1999
                              ------------ ----------- ------------- ------------- -------------
INCREASE (DECREASE) IN  CASH  $    (3,375) $      (99) $     (5,705) $     39,729  $     34,510

CASH AT BEGINNING OF  PERIOD       37,885      39,828        40,215            -             -
                              ------------ ----------- ------------- ------------- -------------
CASH AT END OF PERIOD         $    34,510  $   39,729  $     34,510  $     39,729  $     34,510
                              ============ =========== ============= ============= =============

SUPPLEMENTAL CASH FLOW
 INFORMATION

    Cash paid for interest    $         -  $       -   $         -   $         -   $         -
    Cash paid for taxes       $         -  $       -   $         -   $         -   $         -

 The accompanying notes are an integral part of the financial statements.
                                    9

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 1999 and December 31, 1998

NOTE 1 -    CONDENSED FINANCIAL STATEMENTS

    The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

                         Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

(1)    Caution Regarding Forward-Looking Information

    This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)    Results of Operations

    For the past several years, the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

    During the quarter ended September 30, 1999, the Company had $1,934 in general and administrative expenses, as compared to $319 in expenses for the quarter ended September 30, 1998. General and administrative expenses for the nine months ended September 30, 1999, were $6,531, as compared to total expenses of $6,491 for the nine months ended September 30, 1998. All of such expenses were incurred in connection with the Company's efforts to reactivate its business.

    The Company has realized a net loss for the three months and nine months ended September 30, 1999, of $1,934 and $6,531, respectively; and a net loss for the three months and nine months ended September 30, 1998, of $319 and $6,491, respectively.

(3)    Liquidity and Capital Resources

    At September 30, 1999, the Company had working capital of approximately $34,000, as compared to working capital of approximately $40,000 at December 31, 1998. Working capital as of both dates consists of short-term investments, and cash and cash equivalents. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

    Although the Company's assets consist of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940, and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurance that any investment made by the Company will not result in losses.

    The Company has very limited liquid assets, and such assets may not be sufficient for the Company to meet its operating needs over the next twelve months. The Company does not anticipate, however, that it will require substantial revenue, or additional cash assets, until it enters into an acquisition or reorganization transaction with a business opportunity. The Company has no material revenues and its needs for capital will in all likelihood change dramatically if it acquires an interest in a business opportunity in the next twelve months. The Company's current operating plan is to (a) cover the administrative and reporting requirements of a public company; and (b) search for, and investigate, potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company, and there can be no assurance that the Company will be able to identify any such business, product, technology or entity suitable for an acquisition or reorganization transaction. Moreover, there can be no assurance the Company will be successful in its efforts to enter into consummate an acquisition or reorganization transaction on terms favorable or beneficial to the Company and its shareholders, or that it, or its successor, will be able to effectively manage the business opportunity the Company acquires or becomes engaged in.

                   Part II - Other Information

Item 1 - Legal Proceedings

    None.

Item 2 - Changes in Securities

    None.

Item 3 - Defaults on Senior Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

    The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

    None.

Item 6 - Exhibits and Reports on Form 8-K

    None.

                            SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LAZARUS INDUSTRIES, INC.

    November 8, 1999            /s/ Jack M. Gertino
                               ------------------------
                                    Jack M. Gertino
                                    President


                               LAZARUS INDUSTRIES, INC.

    November 8, 1999            /s/ James C. Lewis
                               ------------------------
                                    James C. Lewis
                                    Secretary/Treasurer