Form 10KSB
period 1999-12-31
LAZARUS INDUSTRIES INC
filed 2000-04-17
CIK 789868

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

                 For the fiscal year ended December 31, 1999

                       Commission File Number:  0-27351

                           LAZARUS INDUSTRIES, INC.
              --------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

               NEVADA                                  87-0445575
------------------------------                     ------------------
(State or other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

           10 West 100 South, Suite 610, Salt Lake City, Utah 84101
          ----------------------------------------------------------
             (Address of Principal Executive Offices) (Zip Code)

      Registrant's Telephone Number including Area Code:  (801) 532-7851

                               (Not applicable)
            ------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

       Securities Registered Under Section 12(b) of the Exchange Act:
                                     None.

         Securities Registered Pursuant to Section 12(g) of the Act:
                        Common Stock, Par Value $0.001

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]     No [   ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [   ]

      State issuer's revenues for its most recent fiscal year.  $0.

      State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: The Company's stock has not traded on the over-the-counter market since approximately 1991. There has been, therefore, no market for the Company's common stock in the over-the-counter market.

      As of March 1, 2000, the Registrant had outstanding 7,485,417 shares of its common stock, par value $0.001.

                     DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. NONE.



                              TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I                                                               Page No.

Item 1.  Description of Business..........................................1

Item 2.  Description of Property..........................................7

Item 3.  Legal Proceedings................................................7

Item 4.  Submission or Matters to a Vote of Security Holders..............8

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.........8

Item 6.  Management's Discussion and Analysis or Plan of Operation........9

Item 7.  Financial Statements.............................................10

Item 8.  Changes In and Disagreements With Accountants on Accounting
           And Financial Disclosure.......................................11

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act............11

Item 10.  Executive Compensation..........................................13

Item 11.  Security Ownership of Certain Beneficial Owners and Management..14

Item 12.  Certain Relationships and Related Transactions..................15

Item 13.  Exhibits and Reports on Form 8-K................................15

Signatures................................................................16


                                    PART I

                       ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

     Lazarus Industries, Inc. (the "Company") was organized as a Utah corporation on December 31, 1985, under the name "Gaslight, Inc.," for the
purpose of seeking a favorable business opportunity.   Immediately following
organization of the Company, it sold a total of 4,000,000 shares of its common stock, for an aggregate of $8,000, or $0.002 per share. In order to provide the Company with additional capital to seek to acquire or enter into a favorable business opportunity, in January, 1987, the Company completed a public offering pursuant to a registration statement on Form S-18, consisting of 15,000,000 pre-split shares of common stock at an offering price of $0.01 per share, or a total gross offering of $150,000.

     In the end of March, 1988, the Company completed the terms of an exchange agreement (the "Exchange Agreement") with Lazarus Medical Innovations, Inc., a closely-held Utah corporation ("Lazarus"), and the shareholders of Lazarus, providing for the acquisition by the Company of Lazarus as a wholly-owned subsidiary, in a stock-for-stock reorganization (the "reorganization").
Under the terms of the Exchange Agreement, the Company issued a total of 2,036,800 shares of common stock of the Company, or approximately 73.6% of the issued and outstanding common stock of the Company, after giving effect to a 1-for-25 reverse split or share consolidation of the issued and outstanding
shares of the Company effectuated in connection with the reorganization.    In
connection with the reorganization, the Company's shareholders approved, in a special meeting of the shareholders held on March 30, 1988, the Exchange Agreement; a 1-for 25 reverse split or share consolidation, described above; the amendment of the Company's Articles of Incorporation to change the Company's name to "Lazarus Industries, Inc.;" and the appointment of the five designees of Lazarus as the management of the Company.

     For a period of approximately three years following the reorganization described above, the Company was engaged in the manufacture, development and marketing of various medical products and devices, which was the business conducted by its wholly-owned subsidiary, Lazarus, prior to the reorganization. These activities were terminated in 1991, and the Company was dormant until the end of 1996, when efforts were commenced by the new management to reactivate the business of the Company.

GENERAL

     The Company was originally organized for the purpose of creating a capital resource fund to seek, investigate, and, if warranted, acquire or
participate in a favorable business opportunity.   As described above, in
1988, the Company entered into a reorganization transaction with Lazarus, to become engaged in the manufacture and marketing of medical devices. This business was discontinued in 1991. The Company was dormant from 1991 until the end of 1997, when the Company began efforts to reactivate its business in order to seek a business opportunity to acquire.
     In the past few months, the Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

     To date, opportunities have been made available to the Company through its officers and directors and through professional advisors including securities broker-dealers and through members of the financial community. It is anticipated that business opportunities will continue to be available primarily from these sources.

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firms business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

     For the past few years, the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

     There are no plans or arrangements proposed or under consideration for the issuance or sale of additional securities by the Company prior to the identification of an acquisition candidate. Consequently, management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company has voluntarily filed this registration statement on Form 10-SB to become subject to the reporting requirements under the Securities Exchange Act of 1934 (the "Exchange Act"), based on management's belief that the Company's reporting status will enhance its ability to locate and acquire a business opportunity. The Company intends to continue to voluntarily file reports under the Exchange Act, regardless of whether its obligation to do so is suspended by rule or statute.

     Selection of a Business

     The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth," the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

     Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services. Management of the Company will not be paid a finder's fee for locating a business opportunity.

     The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established f-in-n with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

     In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company. The Company will not acquire or merge with a business or corporation in which the Company's officers, directors, or promoters, or their affiliates or associates, have any direct or indirect ownership interest.

     The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

     The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

     The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

     Acquisition of a Business

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions.
On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

     In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

     In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, Management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the

Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

     Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company. The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.


     The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

     Operation of Business After Acquisition

     The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

     Governmental Regulation

     It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

     Competition

     The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

     Employees

     The Company is a development stage company and currently has no employees. Executive officers, who are not compensated for their time contributed to the Company, will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be no more than 20 hours per month per person, until such time as the Company enters into active
negotiations to acquire or reorganize with a business.    Management of the
Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.


                       ITEM 2.  DESCRIPTION OF PROPERTY



     The Company owns no properties. The Company uses offices and related clerical services at 10 West 100 South, Suite 610, Salt Lake City, Utah 84101, provided by an officer and director of the Company at a monthly rental rate of $200.

                            ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

         ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS


     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

                                   PART II

                ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                             STOCKHOLDER MATTERS

     There is no established trading market for the common stock, and there has not been a trading market in the Company's common stock since 1991. For the past several years, there have been no public transactions in the common
stock of the Company, to the best knowledge of the Company.   The Company's
common stock is not quoted on the OTC Bulletin Board, the "pink sheets," or in any other quotation system. The Company is seeking to have its common stock quoted on the OTC Bulletin Board; however, there can be no assurance the Company will be successful in accomplishing this objective.

     The Company currently has outstanding a total of 1,533,334 shares of restricted common stock held by individuals who purchased such stock in private transactions from January through March, 1998. In addition, there are outstanding to the Company's officers, options to purchase 200,000 shares of common stock at an exercise price of $0.05 per share, which options expire in August, 2009. After March, 2000, all shares of common stock outstanding may be sold without restriction under Rule 144(k) promulgated under the Securities Act of 1933, except 3,000,000 shares which are held by officers and directors ("Control Shares"). Control Shares may be sold subject to complying with all of the terms and conditions of Rule 144, except the one-year holding period which has been satisfied.

     Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

     As of the date of this report, there were approximately 241 holders of record of the Company's Common Stock.

              ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                              PLAN OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had cash of $33,891, liabilities of $2,547, and no other liquid assets or resources.

     At present, the Company does not have adequate capital to conduct any significant operations. The Company is engaged in the search for potential business opportunities for acquisition or involvement with the Company, which activities are severely limited by the Company's lack of resources. Management believes that any business venture in which the Company becomes involved will be made by issuing shares of the Company's authorized but unissued common stock. It is anticipated that the Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

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

     The Company is dependent upon management and/or its principal shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase, and until the Company is in a position to enter into a business transaction, of which there can be no assurance. It is the intent of management and its principal shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, if the Company is in need of additional capital to enter into a business opportunity, the Company may not have sufficient capital, or be able to obtain sufficient capital from management or its principal shareholders for such purpose.

RESULTS OF OPERATIONS

     The Company had essentially no operations during the fiscal year ended December 31, 1999.

     The Company has had no revenue from continuing operations and incurred expenses during the year ended December 31, 1999, of $7,569, in accounting, legal and other general and administrative expenses in connection with the Company's continuing efforts to file necessary periodic reports and to reactivate its business operations, and in reviewing a number of possible business opportunities during the fiscal year. For the years ended December 31, 1999 and 1998, the Company has incurred net losses of $6,550 and $5,785, respectively.

     As indicated, the Company will be dependent on management and its principal shareholders to provide sufficient capital to preserve the integrity of the corporate entity until the Company enters into a business enterprise.


ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

TITLE                                                                 PAGE NO.

Independent Auditors' Report of Jones, Jensen & Company                    F-1

Balance Sheet  as of December 31, 1999                                     F-2

Statement of Operations for the Years Ended December 31, 1999 and 1998
     and from Inception (December 31, 1985) through December 31, 1999      F-3

Statement of Stockholders' Equity From Inception through
     December 31, 1999                                                     F-4

Statement of Cash Flows for the Years Ended December 31, 1999
    and 1998 and from Inception through December 31, 1999                  F-7

Notes to the Financial Statements                                          F-8

           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants since the Company's organization.

                                   PART III

              ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                    AND CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

     The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

 Name              Age         Positions                              Since
----------------  ------       -----------------------------         -------
Jack M. Gertino     60         President and Director                 1997

James C. Lewis      47         Secretary/Treasurer and Director       1997

Sandra Speciale     51         Director                               1997

     All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

     The following is information on the business experience of each director and officer.

     Jack M. Gertino, age 60, has been a private investor and business consultant in Salt Lake City, Utah, for the past five years. From June 1995 through October 1996, Mr. Gertino was an owner of a Tunex Service Center franchise in Layton, Utah, which offers automotive Tune-up services. He is currently pursuing a number of real estate projects, including the recent purchase and operation of a commercial office building in Salt Lake City. From February 1992 to the present, he has served as a director of Red Horse Entertainment Corporation, a publicly held shell corporation seeking a business acquisition. Since February, 1986, he has also served as an officer and director of Comet Technologies, Inc., a publicly held Nevada shell corporation seeking a business acquisition.

     James C. Lewis, age 47, an attorney, has been practicing law in the state of Utah since 1979. Mr. Lewis has been a partner in the firm of Lewis Law Offices since 1997 where he concentrates his practice in the areas of litigation, corporate, commercial and real estate law. Mr. Lewis was a partner in the firm of Diumenti & Lewis from 1993-1997. From 1987 to 1992, he was a partner in the firm of Lewis & Lehman. From 1979 to 1985, he was an attorney with Kruse, Landa & Maycock, where he concentrated his practice in corporate and transactional law. During the past few years, Mr. Lewis has been involved in the private development of a number of real estate projects. Mr. Lewis graduated from the University of Utah in 1976 with an undergraduate degree in psychology, and from the University of San Diego in 1979 with a juris doctorate degree.

     Sandra Speciale, age 51, worked as an independent marketing representative and consultant in the consumer electronics business, from 1978 to 1985. From 1985 to 1989, she was a partner in Advanced Marketing, a consumer electronics firm, where she was instrumental in taking this marketing organization from $1,000,000 to $40,000,000 in annual sales. Since 1989, she has been an independent consultant, focusing primarily on the marketing of medical products. She attended the University of Utah from 1968 to 1978, taking various courses in theater arts, and business, but did not receive a degree. She continues to attend seminars and conferences in the medical products industry.

OTHER SHELL COMPANY ACTIVITIES

     Mr. Gertino is currently a director of Red Horse Entertainment Corporation and Comet Technologies, Inc., both publicly held shell corporations seeking a business acquisition. The possibility exists that one or more of the officers and directors of the Company could become officers and/or directors of other shell companies in the future, although they have no intention of doing so at the present time. Certain conflicts of interest are inherent in the participation of the Company's officers and directors as management in other shell companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of the Company. Failure by management to conduct the Company's business in its best interests may result in liability of management of the Company to the shareholders.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Messrs. Gertino and Lewis, officers and directors, and Sandra Speciale, a director, each filed one untimely Form 3 and one untimely Form 5. Except for the ownership of shares reflected on the initial Form 3, there were no transactions that these individuals have failed to report. To the best knowledge of the Company, except for these late filings, there are no other required reports that have not been filed or filed untimely.

                       ITEM 10.  EXECUTIVE COMPENSATION

     During the fiscal year ended December 31, 1999, no officer or director received any cash compensation. The officers and directors may provide services in the future, as needed, and will be compensated at a rate of $30 per hour. Set forth below is a summary of all compensation received by officers and directors during the fiscal year:

                           CASH COMPENSATION TABLE

Name of Individual or
Number in Group
Compensation                  Capacity in Which Served        Cash
--------------------------    ------------------------        --------
Jack M. Gertino               President, Director             $0 in cash(1)

James C. Lewis                Secretary/Treasurer, Director   $0 in cash(1)

Sandra Speciale               Director                        $0 in cash

(1) In August, 1999, the Company granted to Jack M. Gertino and James C. Lewis, officers and directors, options to purchase 100,000 shares of common stock each at an exercise price of $0.05. There was no public market for the Company's common stock as of the date of grant, and the book value of the Company's common stock was approximately $0.045 per share on the date of
grant.    The options are vested and expire in August 2009.  The options were issued to compensate these persons for their services to the Company over the past year, for which they have received minimal compensation.

     Except as stated above, the Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

     There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

     On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation as discussed under "BUSINESS." In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

                       ITEM 11.  SECURITY OWNERSHIP OF
                   CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of the date of this report, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


Name and Address               Common Shares   Options(1)  Percent of Class(2)
--------------------------     -------------   ----------  ------------------
Jack M. Gertino (3)
10 West 100 South, Suite 610
Salt Lake City, Utah 84101       1,176,915      100,000        17.06

James C. Lewis (3)
10 West 100 South, Suite 600
Salt Lake City, Utah 84101       1,106,915       100,000       16.12

Sandra Speciale (3)
853 13th Avenue
Salt Lake City, Utah 84103       1,001,000         -0-         13.37

All Executive officers and
Directors as a Group
(3 persons)                      3,284,830       200,000       46.55


(1) These figures represent options that are vested or will vest within 10 years from the date as of which information is presented in the table.

(2) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options, and percentage ownership of all officers and directors of a group assuming all such purchase rights held by such individuals are exercised.

(3) Messrs. Gertino, Lewis and Speciale are all of the officers and directors of the Company.

           ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 2, 1997, the Company issued to Jack M. Gertino, James C. Lewis and Sandra Speciale, officers and directors, 1,000,000 share each, in consideration of services provided by these individuals during the preceding months in reactivating the Company. At the time of issuance of these shares, and at all times since 1991, there has not been any market for the common stock of the Company.

     From January, 1998 through March, 1998, the Company sold a total of 1,533,334 shares of restricted common stock to ten (10) private investors, at a price of $0.03 per share, or a total of $46,000, to provide the Company with working capital to pursue its plan of updating accountings and pursuing a favorable business opportunity.

     On August 10, 1999, the Company granted options to Jack M. Gertino and James C. Lewis, to purchase a total of 100,000 shares each of the Company's common stock, at an exercise price of $0.05 per share. The options expire in August, 2009.

     Except the transactions described above, there are no proposed transactions and no transactions during the past two years to which the Company was a party and in which any officer, director, or principal shareholder, or their affiliates or associates, was also a party.


                  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.


Exhibit No.  SEC Ref. No.    Description/ Title of Document
-----------  ------------    --------------------------------
*              (3)(i)        Articles of Incorporation, as amended
*              (3)(ii)       Bylaws
*              (10)          Option granted to Jack M. Gertino dated August
                               10, 1999
*              (10)          Option granted to James C. Lewis dated August 10,
                               1999
**             (27)          Financial Data Schedules

* Filed as Exhibit with corresponding number on Form 10-SB dated September 9, 1999.

** The Financial Data Schedules are presented only in the electronic filing with the Securities and Exchange Commission.

     During the fiscal year ended December 31, 1999, the Company filed no reports on Form 8-K.


                                  SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LAZARUS INDUSTRIES, INC.


Date: April 14, 2000           By: /s/ Jack M. Gertino
                                   --------------------------------
                                       Jack M. Gertino, President

     In accordance with the Exchange Act, the registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 14, 2000                /s/ Jack M. Gertino
                                    -------------------------------
                                        Jack M. Gertino, Director


Date: April 14, 2000                /s/ James C. Lewis
                                    --------------------------------
                                        James C. Lewis, Director

                        INDEX TO FINANCIAL STATEMENTS
                           LAZARUS INDUSTRIES, INC.


Independent Auditors' Report of Jones, Jensen & Company                  F-2

Balance Sheet  as of December 31, 1999                                   F-3

Statement of Operations for the Years Ended December 31, 1999 and 1998
  and from Inception (December 31, 1985) through December 31, 1999       F-4

Statement of Stockholders' Equity From Inception through
  December 31, 1999                                                      F-5

Statement of Cash Flows for the Years Ended December 31, 1999
  and 1998 and from Inception through December 31, 1999                  F-8

Notes to the Financial Statements                                        F-9

                         JONES, JENSEN & COMPANY, LLC
                 Certified Public Accountants and Consultants
                       50 South Main Street, Suite 1450
                          Salt Lake City, Utah 84144
                           Telephone (801) 328-4408
                           Facsimile (801) 328-4461


                         INDEPENDENT AUDITORS' REPORT


Board of Directors
Lazarus Industries, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Lazarus Industries, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998, and from the date of inception on December 31, 1985 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lazarus Industries, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and from the date of inception on December 31, 1985 through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company with no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
April 10, 2000

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                                Balance Sheet


                                    ASSETS
                                    ------
                                                             December 31,
                                                                 1999
                                                            -------------
CURRENT ASSETS

  Cash in bank                                              $     33,891
                                                            -------------
    Total Current Assets                                          33,891
                                                            -------------
    TOTAL ASSETS                                            $     33,891
                                                            =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES

  Due to related party (Note 3)                             $      2,443
  Accrued liabilities                                                104
                                                            -------------
    Total Current Liabilities                                      2,547
                                                            -------------
    Total Liabilities                                              2,547
                                                            -------------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000 shares
   authorized; 7,485,417 issued and outstanding                    7,486
  Capital in excess of par value                                 283,428
  Deficit accumulated during the development stage              (259,570)
                                                            -------------
    Total Stockholders' Equity                                    31,344
                                                            -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $     33,891
                                                            =============

  The accompanying notes are an integral part of these financial statements.

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Operations

                                                                From
                                                                Inception on
                                                                December 31,
                                        For the Years Ended     1985 through
                                            December 31,        December 31,
                                         1999         1998      1999
                                     ------------- ------------ --------------
REVENUES                             $          -  $         -  $           -
                                     ------------- ------------ --------------
EXPENSES

  General and administrative                7,569        6,665        106,555
                                     ------------- ------------ --------------
    Total Expenses                          7,569        6,665        106,555
                                     ------------- ------------ --------------
LOSS FROM OPERATIONS                       (7,569)      (6,665)      (106,555)
                                     ------------- ------------ --------------
OTHER INCOME (EXPENSE)

  Interest income                           1,241          880          2,121
  Interest expense                           (222)           -           (222)
  Loss from discontinued operations             -            -       (154,914)
                                     ------------- ------------ --------------
    Total Other Income (Expense)            1,019          880       (153,015)
                                     ------------- ------------ --------------
NET LOSS                             $     (6,550) $    (5,785) $    (259,570)
                                     ============= ============ ==============
BASIC LOSS PER SHARE                 $      (0.00) $     (0.00)
                                     ============= ============


  The accompanying notes are an integral part of these financial statements.

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                      Statements of Stockholders' Equity
        From Inception on December 31, 1985 through December 31, 1999


                                                                         Deficit
                                                                         Accumulated
                                                            Additional   During the
                                        Common Stock        Paid-in      Development
                                    Shares         Amount   Capital      Stage
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1985                  -  $         -  $         -  $          -

Shares issued for cash at $0.05       160,000         160        7,840           (433)

Shares issued through public
 offering at $0.25 per share           555,523         556      138,325             -

Capital contributed by shareholders          -           -       54,077             -

Net loss from inception on
 December 31, 1985 through
 December 31, 1987                           -           -            -          (735)
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1987             715,523         716      200,242        (1,168)

Shares issued to public at $0.25
 per share                              44,480          44       11,086             -

Shares issued in acquisition of
  wholly- owned subsidiary at
  $0.001 per share                   2,036,800       2,037            -             -

Shares issued for finders fee
 at $0.001 per share                   152,000         152            -             -

Shares issued to public at
 $0.10 per share for cash                3,280           3          325             -

Public offering costs                        -           -      (44,059)            -

Net loss for the year ended
 December 31, 1988                           -           -            -       (98,275)
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1988           2,952,083       2,952      167,594       (99,443)

Net loss for the year ended
 December 31, 1989                           -           -            -       (39,018)
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1989           2,952,083 $     2,952  $   167,594  $   (138,461)
                                 ------------- ------------ ------------ -------------

  The accompanying notes are an integral part of these financial statements

                                     F-5

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Continued)
        From Inception on December 31, 1985 through December 31, 1999


                                                                         Deficit
                                                                         Accumulated
                                                            Additional   During the
                                        Common Stock        Paid-in      Development
                                    Shares         Amount   Capital      Stage
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1989           2,952,083 $     2,952  $   167,594  $   (138,461)

Assets distributed to shareholders          -           -       (15,632)           -

Net loss for the year ended
 December 31, 1990                          -           -            -        (17,153)
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1990           2,952,083       2,952      151,962      (155,614)

Net loss for the year ended
 December 31, 1991                          -           -            -           (100)
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1991           2,952,083       2,952      151,962      (155,714)

Net loss for the year ended
 December 31, 1992                          -           -            -           (100)
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1992           2,952,083       2,952      151,962      (155,814)

Net loss for the year ended
 December 31, 1993                          -           -            -           (100)
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1993           2,952,083       2,952      151,962      (155,914)

Net loss for the year ended
 December 31, 1994                          -           -            -           (100)
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1994           2,952,083       2,952      151,962      (156,014)

Net loss for the year ended
 December 31, 1995                          -           -            -           (100)
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1995           2,952,083       2,952      151,962      (156,114)

Net loss for the year ended
 December 31, 1996                          -           -            -           (452)
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1996           2,952,083 $     2,952  $   151,962  $   (156,566)
                                 ------------- ------------ ------------ -------------

  The accompanying notes are an integral part of these financial statements.

                                     F-6

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Continued)
        From Inception on December 31, 1985 through December 31, 1999

                                                                         Deficit
                                                                         Accumulated
                                                            Additional   During the
                                        Common Stock        Paid-in      Development
                                    Shares         Amount   Capital      Stage
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1996          2,952,083  $     2,952  $   151,962  $   (156,566)

December 2, 1997 shares issued to
 officers at $0.03 per share for
 services                           3,000,000        3,000       87,000             -

Net loss for the year ended
  December 31, 1997                        -            -            -        (90,669)
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1997          5,952,083        5,952      238,962      (247,235)

January 12, 1998 shares issued
 for cash at $0.03 per share        1,116,667        1,117       32,382             -

March 10, 1998 shares issued for
 cash at $0.03 per share              416,667          417       12,084             -

Net loss for the year ended
 December 31, 1998                         -            -            -         (5,785)
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1998          7,485,417        7,486      283,428      (253,020)

Net loss for the year ended
 December 31, 1999                          -            -            -        (6,550)
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1999          7,485,417  $     7,486  $   283,428  $   (259,570)
                                 ============= ============ ============ =============

  The accompanying notes are an integral part of these financial statements.

                                     F-7

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                          Statements of Cash Flows

                                                                       From
                                                                       Inception on
                                                                       December 31,
                                               For the Years Ended     1985 through
                                                   December 31,        December 31,
                                                1999         1998      1999
                                            ------------- ------------ --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                  $     (6,550) $    (5,785) $    (259,570)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Stock for services                                 -            -         90,000
  Change in operating assets and liabilities:
    Increase in accounts payable -
      related party                                  222            -          2,443
    Increase in accrued liabilities                    4            -            104
                                            ------------- ------------ --------------
    Net Cash (Used) by Operating Activities       (6,324)      (5,785)      (167,023)
                                            ------------- ------------ --------------
CASH FLOWS FROM INVESTING ACTIVITIES                   -            -              -
                                            ------------- ------------ --------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net stock offering proceeds                          -       46,000        200,914
                                            ------------- ------------ --------------
    Net Cash Provided by Financing Activities          -       46,000        200,914
                                            ------------- ------------ --------------
INCREASE (DECREASE) IN CASH                       (6,324)      40,215         33,891

CASH AT BEGINNING OF PERIOD                       40,215            -              -
                                            ------------- ------------ --------------
CASH AT END OF PERIOD                       $     33,891  $    40,215  $      33,891
                                            ============= ============ ==============
CASH PAID FOR:

  Taxes                                     $        100  $       100  $       1,400
  Interest                                  $          -  $         -  $           -

 The accompanying notes are an integral part of these financial statements.

                                   F-8

                       LAZARUS INDUSTRIES, INC.
                    (A Development Stage Company)
                    Notes to Financial Statements
                          December 31, 1999


NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Organization

     Lazarus Industries, Inc. (the "Company") was incorporated under the laws of the State of Utah on December 31, 1985. The Company was incorporated for the purpose of engaging in the business of developing, manufacturing and marketing proprietary medical devices. In 1991, the Company discontinued its operations, and liquidated its assets leaving the Company dormant until 1996 when the Company began its operations again.

     b.  Provision for Taxes

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $259,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount

     c.  Accounting Method

     The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

     d.  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     e.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     f.  Basic Loss Per Share

     The computation of basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                       LAZARUS INDUSTRIES, INC.
                    (A Development Stage Company)
                    Notes to Financial Statements
                          December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     f.  Basic Loss Per Share (Continued)

                                                      December 31,
                                                    1999        1998
                                              -------------- --------------
     Numerator - (loss)                       $      (6,550) $      (5,785)
     Denominator - weighted average number of
       shares outstanding                         7,485,417      7,229,861
                                              -------------- --------------
     Basic loss per share                     $       (0.00) $       (0.00)
                                              ============== ==============

     g.  Change in Accounting Principle

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

     h.  Revenue Recognition

     The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

     i.  Advertising

     The Company currently has no operations. Advertising policies will be determined when principal operations begin.

NOTE 2 -     DISCONTINUED OPERATIONS

     On March 29, 1988, Gaslight, Inc. (Gaslight) consummated an exchange agreement (the "Exchange Agreement"), with Lazarus and the shareholders of Lazarus providing for the acquisition of Lazarus as a wholly-owned subsidiary of Gaslight.

                       LAZARUS INDUSTRIES, INC.
                    (A Development Stage Company)
                    Notes to Financial Statements
                          December 31, 1999


NOTE 2 - DISCONTINUED OPERATIONS (CONTINUED)

     Under the terms of the Exchange Agreement, Gaslight was required to call and convene a meeting of its stockholders for the purpose of submitting to its stockholders for approval proposals for a 25-to-1 reverse stock split or share consolidation of the 19,000,000 shares of Gaslight's common stock issued and outstanding at March 18, 1988; approval of the Exchange Agreement, amendment of Gaslight's Articles of Incorporation to change its name to "Lazarus Industries, Inc." and the election of five designees of Lazarus to the Board of Directors of Gaslight. In connection with the acquisition of Lazarus, Gaslight issued 2,036,800 post-split shares of its restricted common stock, par value $0.001 to the stockholders of Lazarus in exchange for all the issued and outstanding capital stock of Lazarus. Consequently, Lazarus became a wholly-owned subsidiary of Gaslight.

NOTE 3 - RELATED-PARTY TRANSACTIONS

     The Company's president has paid out-of-pocket expenses through December 31, 1999 totaling $2,443 (including interest of $222.) The amount is unsecured, accrues interest at 10% per annum and is due on demand.

NOTE 4 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to seek a merger with an existing, operating company. In the interim, it has committed to meeting the Company's minimal operating expenses.