Form 10QSB
period 2000-03-31
LAZARUS INDUSTRIES INC
filed 2000-05-15
CIK 789868

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark one)


[  XX ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

[     ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________



Commission File Number: 0-27351

                           LAZARUS INDUSTRIES, INC.
      (Exact Name of small business issuer as specified in its charter)

         Nevada                                  87-0445575
 (State of Incorporation)                  (IRS Employer ID Number)


           10 West 100 South, Suite 610, Salt Lake City, Utah 84101
                   (Address of principal executive offices)

                                 (801) 532-7851
                         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                7,485,417 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X ]

                           LAZARUS INDUSTRIES, INC.

               Form 10-QSB for the Quarter ended March 31, 2000

Table of Contents

Part I - Financial Information                                     Page

   Item 1.  Financial Statements                                    3

   Item 2.  Management's Discussion and Analysis or
            Plan of Operation                                      13

Part II - Other Information

   Item 1.  Legal Proceedings                                      15

   Item 2.  Changes in Securities                                  15

   Item 3.  Defaults Upon Senior Securities                        15

   Item 4.  Submission of Matters to a Vote of Security Holders    15

   Item 5.  Other Information                                      15

   Item 6.  Exhibits and Reports on Form 8-K                       15

Signatures                                                         16

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Lazarus Industries, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have reviewed the accompanying balance sheet of Lazarus Industries, Inc. (a development stage company) as of March 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Lazarus Industries, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 10, 2000, we expressed an unqualified opinion on those financial statements.

/S/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
May 9, 2000

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                                Balance Sheets


                                    ASSETS

                                                  March 31,      December 31,
                                                    2000            1999
                                                 -------------- -------------
CURRENT ASSETS

 Cash                                            $      33,856  $     33,891
                                                 -------------- -------------

  Total Current Assets                                  33,856        33,891
                                                 -------------- -------------

  TOTAL ASSETS                                   $      33,856  $     33,891
                                                 ============== =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                $       1,746  $          -
 Due to related party (Note 3)                           2,517         2,443
 Accrued liabilities                                       100           104
                                                 -------------- -------------

  Total Current Liabilities                              4,363         2,547
                                                 -------------- -------------

  TOTAL LIABILITIES                                      4,363         2,547
                                                 -------------- -------------
STOCKHOLDERS' EQUITY

 Common stock: 50,000,000 shares authorized
  of $0.001 par value, 7,485,417 shares issued
  and outstanding                                        7,486         7,486
 Additional paid-in capital                            285,028       283,428
 Deficit accumulated during the development stage     (263,021)     (259,570)
                                                 -------------- -------------

  Total Stockholders Equity                             29,493        31,344
                                                 -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $      33,856  $     33,891
                                                 ============== =============

       See Accountants' Review Report and the accompanying notes to the reviewed financial statement.

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Operations


                                                                 From
                                                                 Inception on
                                              For the            December 31,
                                         Three Months Ended      1985 Through
                                            March 31,            March 31,
                                          2000         1999      2000
                                     ------------- ------------- -------------
REVENUES                             $          -  $          -  $          -

EXPENSES

 General and administrative                 3,709         2,235       110,264
                                     ------------- ------------- -------------
  Total Expenses                            3,709         2,235       110,264
                                     ------------- ------------- -------------
LOSS FROM OPERATIONS                       (3,709)       (2,235)     (110,264)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSE)

 Interest income                              332           314         2,453
 Interest expense                             (74)            -          (296)
 Loss from discontinued operations              -             -      (154,914)
                                     ------------- ------------- -------------
  Total Other Income (Expense)                258           314      (152,757)
                                     ------------- ------------- -------------
NET LOSS                             $     (3,451) $    ( 1,921) $   (263,021)
                                     ============= ============= =============

BASIC LOSS PER SHARE                 $      (0.00) $      (0.00)
                                     ============= =============


       See Accountants' Review Report and the accompanying notes to the reviewed financial statement.

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
          From Inception on December 31, 1985 through March 31, 2000



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



       See Accountants' Review Report and the accompanying notes to the reviewed financial statement.

                                      6


                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
          From Inception on December 31, 1985 through March 31, 2000


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

       See Accountants' Review Report and the accompanying notes to the reviewed financial statement.

                                      7

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit) (Continued)
          From Inception on December 31, 1985 through March 31, 2000


                                                                           Deficit
                                                                           Accumulated
                                                             Additional    During the
                                          Common Stock       Paid-in       Development
                                    Shares          Amount   Capital       Stage
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1996          2,952,083  $     2,952   $    151,962  $ (156,566)

December 2, 1997 shares issued
 to officers at $0.03 per share
 for services                       3,000,000        3,000         87,000          -

Net loss for the year ended
  December 31, 1997                        -            -              -      (90,669)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1997          5,952,083        5,952        238,962    (247,235)

January 12, 1998 shares issued
 for cash at $0.03 per share        1,116,667        1,117         32,382          -

March 10, 1998 shares issued for
 cash at $0.03 per share              416,667          417         12,084          -

Net loss for the year ended
 December 31, 1998                         -            -              -       (5,785)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1998          7,485,417        7,486        283,428    (253,020)

Net loss for the year ended
 December 31, 1999                          -            -              -      (6,550)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1999          7,485,417        7,486        283,428    (259,570)

Contributed capital for expenses            -            -          1,600           -

Net loss for the three months
 ended March 31, 2000                       -            -              -      (3,451)
                                 ------------- ------------  ------------- -----------

Balance, March 31, 2000             7,485,417  $     7,486   $    285,028  $ (263,021)
                                 ============= ============  ============= ===========

       See Accountants' Review Report and the accompanying notes to the reviewed financial statement.

                                      8

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows



                                                                 From
                                                                 Inception on
                                              For the            December 31,
                                         Three Months Ended      1985 Through
                                            March 31,            March 31,
                                          2000         1999      2000
                                     ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                            $     (3,451) $     (1,921) $   (263,021)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
    Stock issued for services                    -            -        90,000
 Changes in operating assets and
  liabilities:
    Increase in accounts payable             1,746            -         4,189
    Increase in accrued liabilities             70            -           174
                                     ------------- ------------- -------------
   Net Cash Used by Operating
    Activities                               (1635)     ( 1,921)     (168,658)
                                     ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES            -             -             -
                                     ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Contributed capital for expenses           1,600             -         1,600
 Net stock offering proceeds                    -             -       200,914
                                     ------------- ------------- -------------
   Net Cash Provided by Financing
    Activities                              1,600             -       202,514
                                     ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH               (35)      ( 1,921)       33,856

CASH AT BEGINNING OF PERIOD                33,891        40,215             -
                                     ------------- ------------- -------------

CASH AT END OF PERIOD                $     33,856  $     38,294  $     33,856
                                     ============= ============= =============
CASH PAID FOR:

 Interest                            $          -  $          -  $      1,400
 Income taxes                        $          -  $          -  $          -


       See Accountants' Review Report and the accompanying notes to the reviewed financial statement.

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                     March 31, 2000 and December 31, 1999

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

      b.  Provision for Taxes

      At March 31, 2000, the Company had net operating loss carryforwards of approximately $263,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount

      c.  Accounting Method

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

      f.  Basic Loss Per Share

      The computation of basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                     March 31, 2000 and December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      f.  Basic Loss Per Share (Continued)

                                                     March 31,
                                                  2000        1999
                                            -------------- -------------
 Numerator - (loss)                         $      (3,451) $     (1,921)
 Denominator - weighted average number of
   shares outstanding                           7,485,417     7,485,417
                                            -------------- -------------
 Basic loss per share                       $       (0.00) $      (0.00)
                                            ============== =============

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

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                     March 31, 2000 and December 31, 1999


NOTE 2 -  DISCONTINUED OPERATIONS (Continued)

       In connection with the acquisition of Lazarus, Gaslight issued 2,036,800 post-split shares of its restricted common stock, par value $0.001 to the stockholders of Lazarus in exchange for all the issued and outstanding capital stock of Lazarus. Consequently, Lazarus became a wholly-owned subsidiary of Gaslight.

NOTE 3 - RELATED-PARTY TRANSACTIONS

      The Company's president has paid out-of-pocket expenses through March 31, 2000 totaling $2,517 (including interest of $296.) The amount is unsecured, accrues interest at 10% per annum and is due on demand.

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

      The Company is not aware of any trends that have or are reasonably likely to have a material impact on its liquidity, net sales, revenues, or
income from continuing operations.   There have been no events which have
caused material changes from period to period in one or more line items of the financial statements or any seasonal aspects that have had a material effect on the financial condition or results of operation.

      During the preceding year, the Company has not experienced any material changes in results of operation. During the quarter ended March 31, 2000, the Company had $3,709 in general and administrative expenses, as compared to $2,235 in expenses for the quarter ended March 31, 1999. All of such expenses were incurred in connection with the Company's efforts to reactivate its business.

      The Company has realized a net loss for the three months ended March 31, 2000 and 1999, of $3,451 and $1,921, respectively; and a net loss since inception of $263,021.

(3)  Liquidity and Capital Resources

      The Company has not experienced a material change in financial condition over the past year. At March 31, 2000, the Company had working capital of approximately $34,000, which has not changed since December 31, 1999. Working capital as of both dates consists of short-term investments, and cash and cash equivalents. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

      None.

Item 3 - Defaults on Senior Securities

      None.

Item 4 - Submission of Matters to a Vote of Security Holders

      During the quarter ended March 31, 2000, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

      None.

Item 6 - Exhibits and Reports on Form 8-K

      None.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LAZARUS INDUSTRIES, INC.


      May 12, 2000                /s/ Jack M. Gertino
                                     _______________________________
                                        Jack M. Gertino
                                        President

                                    LAZARUS INDUSTRIES, INC.


      May 12, 2000                /s/ James C. Lewis
                                    ________________________________
                                       James C. Lewis
                                       Secretary/Treasurer