Form 10QSB
period 2000-06-30
LAZARUS INDUSTRIES INC
filed 2000-08-14
CIK 789868

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
         ____________________________________________________________

(Mark one)

    [ XX ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

    [    ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________



                       Commission File Number: 0-27351

                           LAZARUS INDUSTRIES, INC.
      (Exact Name of small business issuer as specified in its charter)

                Utah                                   87-0445575
       (State of Incorporation)                   (IRS Employer ID Number)


           10 West 100 South, Suite 610, Salt Lake City, Utah 84101
                   (Address of principal executive offices)

                                 (801) 532-7851
                         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [XX] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

               7,485,417 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one): YES[ ]  NO [XX]

                           LAZARUS INDUSTRIES, INC.

               Form 10-QSB for the Quarter ended June 30, 2000

                              Table of Contents

Part I - Financial Information                                         Page

      Item 1.  Financial Statements.......................................  3

      Item 2.  Management's Discussion and Analysis or Plan of Operation.. 12

Part II - Other Information

      Item 1.  Legal Proceedings ........................................  14

      Item 2.  Changes in Securities.....................................  14

      Item 3.  Defaults Upon Senior Securities...........................  14

      Item 4.  Submission of Matters to a Vote of Security Holders.......  14

      Item 5.  Other Information.........................................  14

      Item 6.  Exhibits and Reports on Form 8-K..........................  14

Signatures...............................................................  14

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                                Balance Sheets


                                    ASSETS

                                                   June 30,    December 31,
                                                     2000         1999
                                                -------------- -------------
                                                 (Unaudited)

CURRENT ASSETS

  Cash                                          $      32,882  $     33,891
                                                -------------- -------------

     Total Current Assets                              32,882        33,891
                                                -------------- -------------

TOTAL ASSETS                                    $      32,882  $     33,891
                                                ============== =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                              $       3,771  $          -
  Due to related party (Note 3)                         2,591         2,443
  Accrued liabilities                                     100           104
                                                -------------- -------------

     Total Current Liabilities                          6,462         2,547
                                                -------------- -------------

     TOTAL LIABILITIES                                  6,462         2,547
                                                -------------- -------------
STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized
    of $0.001 par value, 7,485,417 shares
    issued and outstanding                              7,486         7,486
   Additional paid-in capital                         285,028       283,428
   Deficit accumulated during the
    development stage                                (266,094)     (259,570)
                                                -------------- -------------

     Total Stockholders Equity                         26,420        31,344
                                                -------------- -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $      32,882  $     33,891
                                                ============== =============

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)


                                                                                    From
                                                                                    Inception on
                                      For the                     For the           December 31,
                                 Three Months Ended          Six Months Ended       1985 Through
                                       June 30,                   June 30,          June 30,
                                  2000          1999       2000            1999     2000
                              ------------- ------------- ----------- ------------- ------------
REVENUES                      $          -  $          -  $        -  $          -  $         -

EXPENSES

  General and administrative         3,422         2,362       7,131         4,597      113,686
                              ------------- ------------- ----------- ------------- ------------

   Total Expenses                    3,422         2,362       7,131         4,597      113,686
                              ------------- ------------- ----------- ------------- ------------

LOSS FROM OPERATIONS                (3,422)       (2,362)     (7,131)       (4,597)    (113,686)
                              ------------- ------------- ----------- ------------- ------------
OTHER INCOME (EXPENSE)

  Interest income                      349           341         681           655        2,802
  Interest expense                       -             -         (74)            -         (296)
  Loss from discontinued
    operations                           -             -           -             -     (154,914)
                              ------------- ------------- ----------- ------------- ------------
     Total Other Income
     (Expense)                         349           341         607           655     (152,408)
                              ------------- ------------- ----------- ------------- ------------

NET LOSS                      $     (3,073) $     (2,021) $   (6,524) $     (3,942) $  (266,094)
                              ============= ============= =========== ============= ============

BASIC LOSS PER SHARE          $      (0.00) $      (0.00) $    (0.00) $      (0.00)
                              ============= ============= =========== =============

                                       4

                           LAZARUS INDUSTRIES, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
           From Inception on December 31, 1985 through June 30, 2000

                                                                           Deficit
                                                                           Accumulated
                                                             Additional    During the
                                          Common Stock       Paid-in       Development
                                    Shares          Amount   Capital       Stage
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1985                  -  $         -   $          -  $        -

Shares issued for cash at $0.002      160,000          160          7,840        (433)

Shares issued through public
  offering at $0.01 per share         555,523          556        138,325           -

Capital contributed by shareholders         -            -         54,077           -

Net loss from inception on
 December 31, 1995 through
 December 31, 1987                          -            -              -        (735)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1987            715,523          716        200,242      (1,168)

Shares issued to public at
 $0.01 per share                       44,480           44         11,086           -

Shares issued in acquisition
 of wholly- owned subsidiary
 at $0.001 per share                2,036,800        2,037              -           -

Shares issued for finders fee at
 $0.001 per share                     152,000          152              -           -

Shares issued to public at $0.10
  per share for cash                    3,280            3            325           -

Public offering costs                       -            -        (44,059)          -

Net loss for the year ended
 December 31, 1988                          -            -              -     (98,275)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1988          2,952,083        2,952        167,594     (99,443)

Net loss for the year ended
 December 31, 1989                          -            -              -     (39,018)
                                 ------------- ------------  ------------- -----------

Balance, December 31, 1989          2,952,083  $     2,952   $    167,594  $ (138,461)
                                 ------------- ------------  ------------- -----------
                                       5


                           LAZARUS INDUSTRIES, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
           From Inception on December 31, 1985 through June 30, 2000

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

                                       6

                           LAZARUS INDUSTRIES, INC.
                         (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)(Continued)
           From Inception on December 31, 1985 through June 30, 2000


                                                                           Deficit
                                                                           Accumulated
                                                             Additional    During the
                                          Common Stock       Paid-in       Development
                                    Shares          Amount   Capital       Stage
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1996          2,952,083  $     2,952   $    151,962  $ (156,566)

December 2, 1997 shares issued
 to officers at $0.03 per share
 for services                       3,000,000        3,000         87,000          -

Net loss for the year ended
  December 31, 1997                        -            -              -      (90,669)
                                 ------------- ------------  ------------- -----------

Balance, December 31, 1997          5,952,083        5,952        238,962    (247,235)

January 12, 1998 shares issued
 for cash at $0.03 per share        1,116,667        1,117         32,382          -

March 10, 1998 shares issued for
 cash at $0.03 per share              416,667          417         12,084          -

Net loss for the year ended
 December 31, 1998                         -            -              -       (5,785)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1998          7,485,417        7,486        283,428    (253,020)

Net loss for the year ended
 December 31, 1999                          -            -              -      (6,550)
                                 ------------- ------------  ------------- -----------
Balance, December 31, 1999          7,485,417        7,486        283,428    (259,570)

Contributed capital for expenses
 (unaudited)                                -            -          1,600           -

Net loss for the six months
 ended June 30, 2000 (unaudited)            -            -              -      (6,524)
                                 ------------- ------------  ------------- -----------
Balance, June 30, 2000
 (unaudited)                        7,485,417  $     7,486   $    285,028  $ (266,094)
                                 ============= ============ ============== ===========


                                       7


                           LAZARUS INDUSTRIES, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)

                                                                                              From
                                                                                              Inception on
                                                For the                     For the           December 31,
                                           Three Months Ended          Six Months Ended       1985 Through
                                                 June 30,                   June 30,          June 30,
                                            2000          1999       2000            1999     2000
                                        ------------- ------------- ----------- ------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                               $     (3,073) $     (2,021) $   (6,524) $     (3,942) $  (266,094)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
    Stock issued for services                      -             -           -             -       90,000
 Changes in operating assets and
  liabilities:
    Increase in accounts payable               2,099         1,612       3,915         1,612        6,362
    Increase in accrued liabilities                -             -           -             -          100
                                        ------------- ------------- ----------- ------------- ------------
          Net Cash Used by
          Operating Activities                  (974)         (409)     (2,609)       (2,330)    (169,632)
                                        ------------- ------------- ----------- ------------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES               -             -           -             -            -
                                        ------------- ------------- ----------- ------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Contributed capital for expenses                -             -       1,600             -        1,600
   Net stock offering proceeds                     -             -           -             -      200,914
                                        ------------- ------------- ----------- ------------- ------------
      Net Cash Provided (Used) by
      Financing Activities                         -             -       1,600             -      202,514
                                        ------------- ------------- ----------- ------------- ------------

NET INCREASE (DECREASE) IN CASH                 (974)         (409)     (1,009)       (2,330)      32,882

CASH AT BEGINNING OF PERIOD                   33,856        38,294      33,891        40,215            -
                                        ------------- ------------- ----------- ------------- ------------

CASH AT END OF PERIOD                   $     32,882  $     37,885  $   32,882  $     37,885  $    32,882
                                        ============= ============= =========== ============= ============

CASH PAID FOR:

   Interest                             $          -  $          -  $        -  $          -  $     1,400
   Income taxes                         $          -  $          -  $        -  $          -  $         -




                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
June 30, 2000 and December 31, 1999


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

     b.  Provision for Taxes

     At June 30, 2000, the Company had net operating loss carryforwards of approximately $266,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount

     c.  Accounting Method

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

     f.  Basic Loss Per Share

     The computation of basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:


                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     f.  Basic Loss Per Share (Continued)

                                  For the                    For the
                            Three Months Ended           Six Months Ended
                                 June 30,                    June 30,
                             2000      1999             2000        1999
                        ------------- ------------- ------------ ------------
  Numerator - loss      $     (3,073) $     (2,021) $    (6,524) $    (3,942)
  Denominator- weighted
   average number of
   shares outstanding      7,485,417     7,485,417    7,485,417    7,485,417
                        ------------- ------------- ------------ ------------
  Basic loss per share  $      (0.00) $      (0.00) $     (0.00) $     (0.00)
                        ============= ============= ============ ============

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

     i.  Unaudited Financial Statements

     The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.


                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

     The Company's president has paid out-of-pocket expenses through June 30, 2000 totaling $2,517 (including interest of $296.) The amount is unsecured, accrues interest at 10% per annum and is due on demand.

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

     During the preceding year, the Company has not experienced any material changes in results of operation. During the quarter ended June 30, 2000, the Company had $3,422 in general and administrative expenses, as compared to $2,362 in expenses for the quarter ended June 30, 1999. All of such expenses were incurred in connection with the Company's efforts to reactivate its business.

     The Company has realized a net loss for the three months ended June 30, 2000 and 1999, of $3,073 and $2,021, respectively; and a net loss since inception of $266,094.


(3)     Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At June 30, 2000, the Company had working capital of approximately $33,000, which has not changed significantly since December 31, 1999. Working capital as of both dates consists of short-term investments, and cash and cash equivalents. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

     None.

Item 3 - Defaults on Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     During the quarter ended June 30, 2000, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LAZARUS INDUSTRIES, INC.


     August 14, 2000                /s/ Jack M. Gertino
                                     -------------------------------
                                        Jack M. Gertino
                                        President

                                    LAZARUS INDUSTRIES, INC.


     August 14, 2000                /s/ James C. Lewis
                                    --------------------------------
                                        James C. Lewis
                                        Secretary/Treasurer

