Form 10QSB
period 2000-09-30
LAZARUS INDUSTRIES INC
filed 2000-11-03
CIK 789868

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
         ____________________________________________________________

(Mark one)
   XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 _______  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

 _______  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________


    _____________________________________________________________________

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

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [XX]

                           LAZARUS INDUSTRIES, INC.

             Form 10-QSB for the Quarter ended September 30, 2000


                              Table of Contents
                                                                         Page
Part I - Financial Information

      Item 1.  Financial Statements                                         3

      Item 2.  Management's Discussion and Analysis or Plan of Operation   12

Part II - Other Information

      Item 1.  Legal Proceedings                                           14

      Item 2.  Changes in Securities                                       14

      Item 3.  Defaults Upon Senior Securities                             14

      Item 4.  Submission of Matters to a Vote of Security Holders         14

      Item 5.  Other Information                                           14

      Item 6.  Exhibits and Reports on Form 8-K                            14

Signatures                                                                 14

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                                Balance Sheets


                                    ASSETS

                                                   September 30, December 31,
                                                       2000        1999
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                             $     30,332  $     33,891
                                                   ------------- -------------

    Total Current Assets                                 30,332        33,891
                                                   ------------- -------------

    TOTAL ASSETS                                   $     30,332  $     33,891
                                                   ============= =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 $      3,771  $         -
  Due to related party (Note 3)                           2,646        2,443
  Accrued liabilities                                       100          104
                                                   ------------- -------------

    Total Current Liabilities                             6,517        2,547
                                                   ------------- -------------

TOTAL LIABILITIES                                         6,517        2,547
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Common stock: 50,000,000 shares authorized
   of $0.001 par value, 7,485,417 shares issued
   and outstanding                                        7,486         7,486
  Additional paid-in capital                            285,028       283,428
  Deficit accumulated during the development stage     (268,699)     (259,570)
                                                   ------------- -------------

    Total Stockholders Equity                            23,815        31,344
                                                   ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     30,332  $     33,891
                                                   ============= =============

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)


                                                                         From
                                                                         Inception on
                             For the                  For the            December 31
                        Three Months Ended         Nine Months Ended     1985 Through
                            September 30,           September 30,        September 30,
                        2000          1999         2000        1999      2000
                     ------------ ------------ ------------ ------------ ------------
REVENUES             $         -  $         -  $         -  $         -  $         -

EXPENSES

  General and
   administrative          2,868        1,934        9,999        6,531      116,554
                     ------------ ------------ ------------ ------------ ------------

    Total Expenses         2,868        1,934        9,999        6,531      116,554
                     ------------ ------------ ------------ ------------ ------------

LOSS FROM OPERATIONS      (2,868)      (1,934)      (9,999)      (6,531)    (116,554)
                     ------------ ------------ ------------ ------------ ------------
OTHER INCOME (EXPENSE)

  Interest income            319          271        1,000          926        3,121
  Interest expense           (56)           -         (130)           -         (352)
  Loss from
   discontinued
   operations                  -            -            -            -     (154,914)
                     ------------ ------------ ------------ ------------ ------------
    Total Other
    Income(Expense)          263          271          870          926     (152,145)
                     ------------ ------------ ------------ ------------ ------------

NET LOSS             $    (2,605) $    (1,663) $    (9,129) $    (5,605) $  (268,699)
                     ============ ============ ============ ============ ============

BASIC LOSS PER SHARE $     (0.00) $     (0.00) $     (0.00) $     (0.00)
                     ============ ============ ============ ============



                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
        From Inception on December 31, 1985 through September 30, 2000


                                                                        Deficit
                                                                        Accumulated
                                                          Additional    During the
                                     Common Stock         Paid-in       Development
                                  Shares        Amount    Capital       Stage
                              ------------- ------------- ------------- -------------
Balance, December 31, 1985               -  $          -  $          -  $          -

Shares issued for cash
  at $0.002                        160,000           160         7,840          (433)

Shares issued through public
 offering at $0.01 per share       555,523           556       138,325             -

Capital contributed by
   shareholders                          -             -        54,077             -

Net loss from inception on
 December 31, 1995 through
 December 31, 1987                       -             -             -          (735)
                              ------------- ------------- ------------- -------------

Balance, December 31, 1987         715,523           716       200,242        (1,168)

Shares issued to public at
  $0.01 per share                   44,480            44        11,086             -

Shares issued in acquisition
  of wholly- owned subsidiary
  at $0.001 per share            2,036,800         2,037             -             -

Shares issued for finders fee
  at $0.001 per share              152,000           152             -             -

Shares issued to public at
  $0.10 per share for cash           3,280             3           325             -

Public offering costs                    -             -       (44,059)            -

Net loss for the year ended
 December 31, 1988                       -             -             -       (98,275)
                              ------------- ------------- ------------- -------------

Balance, December 31, 1988       2,952,083         2,952       167,594       (99,443)

Net loss for the year ended
 December 31, 1989                       -             -             -       (39,018)
                              ------------- ------------- ------------- -------------

Balance, December 31, 1989       2,952,083  $      2,952  $    167,594  $   (138,461)
                              ------------- ------------- ------------- -------------


                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
        From Inception on December 31, 1985 through September 30, 2000


                                                                        Deficit
                                                                        Accumulated
                                                          Additional    During the
                                     Common Stock         Paid-in       Development
                                  Shares        Amount    Capital       Stage
                              ------------- ------------- ------------- -------------
Balance, December 31, 1989       2,952,083  $      2,952  $    167,594  $   (138,461)

Assets distributed to
  shareholders                           -             -       (15,632)            -

Net loss for the year ended
 December 31, 1990                       -             -             -       (17,153)
                              ------------- ------------- ------------- -------------

Balance, December 31, 1990       2,952,083         2,952       151,962      (155,614)

Net loss for the year ended
 December 31, 1991                       -             -             -          (100)
                              ------------- ------------- ------------- -------------

Balance, December 31, 1991       2,952,083         2,952       151,962      (155,714)

Net loss for the year ended
 December 31, 1992                       -             -             -          (100)
                              ------------- ------------- ------------- -------------

Balance, December 31, 1992       2,952,083         2,952       151,962      (155,814)

Net loss for the year ended
 December 31, 1993                       -             -             -          (100)
                              ------------- ------------- ------------- -------------

Balance, December 31, 1993       2,952,083         2,952       151,962      (155,914)

Net loss for the year ended
 December 31, 1994                       -             -             -          (100)
                              ------------- ------------- ------------- -------------

Balance, December 31, 1994       2,952,083         2,952       151,962      (156,014)

Net loss for the year ended
 December 31, 1995                       -             -             -          (100)
                              ------------- ------------- ------------- -------------

Balance, December 31, 1995       2,952,083         2,952       151,962      (156,114)

Net loss for the year ended
 December 31, 1996                       -             -             -          (452)
                              ------------- ------------- ------------- -------------

Balance, December 31, 1996       2,952,083  $      2,952  $    151,962  $   (156,566)
                              ------------- ------------- ------------- -------------


                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit) (Continued)
        From Inception on December 31, 1985 through September 30, 2000


                                                                        Deficit
                                                                        Accumulated
                                                          Additional    During the
                                     Common Stock         Paid-in       Development
                                  Shares        Amount    Capital       Stage
                              ------------- ------------- ------------- -------------
Balance, December 31, 1996       2,952,083  $      2,952  $    151,962  $   (156,566)

December 2, 1997 shares issued
  to officers at $0.03 per
  share for services             3,000,000         3,000        87,000             -

Net loss for the year ended
  December 31, 1997                      -             -             -       (90,669)
                              ------------- ------------- ------------- -------------

Balance, December 31, 1997       5,952,083         5,952       238,962      (247,235)

January 12, 1998 shares issued
 for cash at $0.03 per share     1,116,667         1,117        32,382             -

March 10, 1998 shares issued
  for cash at $0.03 per share      416,667           417        12,084             -

Net loss for the year ended
 December 31, 1998                       -             -             -        (5,785)
                              ------------- ------------- ------------- -------------

Balance, December 31, 1998       7,485,417         7,486       283,428      (253,020)

Net loss for the year ended
 December 31, 1999                       -             -             -        (6,550)
                              ------------- ------------- ------------- -------------

Balance, December 31, 1999       7,485,417         7,486       283,428      (259,570)

Contributed capital for
  expenses (unaudited)                   -             -         1,600             -

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                             -             -             -        (9,129)
                              ------------- ------------- ------------- -------------
Balance, September 30, 2000
 (unaudited)                     7,485,417  $      7,486  $    285,028  $   (268,699)
                              ============= ============= ============= =============


                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                 (Unaudited)

                                                                                  From
                                                                                          Inception on
                                              For the                  For the            December 31
                                         Three Months Ended         Nine Months Ended     1985 Through
                                             September 30,           September 30,        September 30,
                                         2000          1999         2000        1999      2000
                                      ------------ ------------ ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                             $    (2,605) $    (1,663) $    (9,129) $    (5,605) $  (268,699)
 Adjustments to reconcile net loss to
 net cash used by operating activities:
   Stock issued for services                    -            -            -            -       90,000
 Changes in operating assets and
 liabilities:
   Increase in accounts payable                55       (1,612)       3,970            -        6,417
   Increase in accrued liabilities              -         (100)           -         (100)         100
                                      ------------ ------------ ------------ ------------ ------------
     Net Cash Used by Operating
       Activities                          (2,550)      (3,375)      (5,159)      (5,705)    (172,182)
                                      ------------ ------------ ------------ ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES            -            -            -            -            -
                                      ------------ ------------ ------------ ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Contributed capital for expenses               -            -        1,600            -        1,600
 Net stock offering proceeds                    -            -            -            -      200,914
                                      ------------ ------------ ------------ ------------ ------------
     Net Cash Provided (Used) by
       Financing Activities                     -            -        1,600            -      202,514
                                      ------------ ------------ ------------ ------------ ------------

NET INCREASE (DECREASE) IN CASH            (2,550)      (3,375)      (3,559)      (5,705)      30,332

CASH AT BEGINNING OF PERIOD                32,882       37,885       33,891       40,215            -
                                      ------------ ------------ ------------ ------------ ------------

CASH AT END OF PERIOD                 $    30,332  $    34,510  $    30,332  $    34,510  $    30,332
                                      ============ ============ ============ ============ ============
CASH PAID FOR:

  Interest                            $         -  $         -  $         -  $         -  $     1,400
  Income taxes                        $         -  $         -  $         -  $         -  $         -


                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 2000 and December 31, 1999


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

b.  Provision for Taxes

At September 30, 2000, the Company had net operating loss carryforwards of approximately $269,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount

c.  Accounting Method

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

f.  Basic Loss Per Share

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 2000 and December 31, 1999

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

f.  Basic Loss Per Share (Continued)

                                 For the                   For the
                             Three Months Ended       Nine Months Ended
                               September 30,             September 30,
                       --------------------------- ---------------------------
                           2000           1999         2000          1999
                       ------------- ------------- ------------- -------------
Numerator - loss       $     (2,605) $     (1,663) $     (9,129) $     (5,605)
Denominator - weighted
 average number of
  shares outstanding      7,485,417     7,485,417     7,485,417     7,485,417
                       ------------- ------------- ------------- -------------

Basic loss per share   $      (0.00) $      (0.00) $      (0.00) $      (0.00)
                       ============= ============= ============= =============

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

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 2000 and December 31, 1999


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

NOTE 3 -RELATED-PARTY TRANSACTIONS

The Company's president has paid out-of-pocket expenses through September 30, 2000 totaling $2,646 (including interest of $425.) The amount is unsecured, accrues interest at 10% per annum and is due on demand.

NOTE 4 -GOING CONCERN

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

     During the preceding year, the Company has not experienced any material changes in results of operation. During the quarter ended September 30, 2000, the Company had $2,868 in general and administrative expenses, as compared to $1,934 in expenses for the quarter ended September 30, 1999. All of such expenses were incurred in connection with the Company's ongoing reporting activities.

     The Company has realized a net loss for the three months ended September 30, 2000 and 1999, of $2,605 and $1,663, respectively; and a net loss since inception of $268,699.

(3)     Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At September 30, 2000, the Company had working capital of approximately $30,000, which has not changed significantly since December 31, 1999. Working capital as of both dates consists of short-term investments, and cash and cash equivalents. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

     None.

Item 3 - Defaults on Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     During the quarter ended September 30, 2000, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               LAZARUS INDUSTRIES, INC.


      November 3, 2000           /s/ Jack M. Gertino
                                 __________________________________
                                     Jack M. Gertino
                                     President


                               LAZARUS INDUSTRIES, INC.


      November 3, 2000           /s/ James C. Lewis
                                ___________________________________
                                     James C. Lewis
                                     Secretary/Treasurer