Form 10KSB
period 2000-12-31
LAZARUS INDUSTRIES INC
filed 2001-03-30
CIK 789868

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.

                 For the fiscal year ended December 31, 2000

                       Commission File Number:  0-27351

                           LAZARUS INDUSTRIES, INC.
             ---------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

           UTAH                                       87-0445575
 ------------------------------                   ------------------
(State or other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                   Identification No.)


            10 West 100 South, Suite 610, Salt Lake City, Utah 84101
           --------------------------------------------------------
             (Address of Principal Executive Offices) (Zip Code)

      Registrant's Telephone Number including Area Code:  (801) 532-7851

                               (Not applicable)
         -----------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report.

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

     As of March 28, 2001, the Registrant had outstanding 7,485,417 shares of its common stock, par value $0.001.

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

-----------------------------------------------------------------------------
                              TABLE OF CONTENTS
-----------------------------------------------------------------------------

ITEM NUMBER AND CAPTION

PART I                                                              Page No.
------

Item 1.  Description of Business .......................................1

Item 2.  Description of Property........................................6

Item 3.  Legal Proceedings..............................................6

Item 4.  Submission or Matters to a Vote of Security Holders............7

PART II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters.......7

Item 6.  Management's Discussion and Analysis or Plan of Operation......7

Item 7.  Financial Statements...........................................9

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure.......................................9

PART III
--------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act..............9

Item 10.  Executive Compensation.......................................11

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management...................................................12

Item 12.  Certain Relationships and Related Transactions...............13

Item 13.  Exhibits and Reports on Form 8-K.............................14

Signatures.............................................................15

                                    PART I

-----------------------------------------------------------------------------
                       ITEM 1.  DESCRIPTION OF BUSINESS
-----------------------------------------------------------------------------


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

      In the end of March, 1988, the Company completed the terms of an exchange agreement (the "Exchange Agreement") with Lazarus Medical Innovations, Inc., a closely-held Utah corporation ("Lazarus"), and the shareholders of Lazarus, providing for the acquisition by the Company of Lazarus as a wholly-owned subsidiary, in a stock-for-stock reorganization (the
"reorganization").   Under the terms of the Exchange Agreement, the Company
issued a total of 2,036,800 shares of common stock of the Company, or approximately 73.6% of the issued and outstanding common stock of the Company, after giving effect to a 1-for-25 reverse split or share consolidation of the issued and outstanding shares of the Company effectuated in connection with
the reorganization.    In connection with the reorganization, the Company's
shareholders approved, in a special meeting of the shareholders held on March 30, 1988, the Exchange Agreement; a 1- for-25 reverse split or share consolidation, described above; the amendment of the Company's Articles of Incorporation to change the Company's name to "Lazarus Industries, Inc."; and the appointment of the five designees of Lazarus as the management of the Company.

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

      The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

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


-----------------------------------------------------------------------------
                       ITEM 2.  DESCRIPTION OF PROPERTY
-----------------------------------------------------------------------------

      The Company owns no properties. The Company uses offices and related clerical services at 10 West 100 South, Suite 610, Salt Lake City, Utah 84101, provided by an officer and director of the Company at a monthly rental rate of $200.

-----------------------------------------------------------------------------
                          ITEM 3.  LEGAL PROCEEDINGS
-----------------------------------------------------------------------------


      The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

-----------------------------------------------------------------------------
      ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------------------

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal year covered by this report.



                                   PART II

-----------------------------------------------------------------------------
                ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                             STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

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


-----------------------------------------------------------------------------
              ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                              PLAN OF OPERATION
-----------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2000, the Company had cash of $29,985, liabilities of $426, and no other liquid assets or resources.

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

RESULTS OF OPERATIONS

      The Company had essentially no operations during the fiscal year ended December 31, 2000.

      The Company has had no revenue from continuing operations and incurred expenses during the year ended December 31, 1999, of $4,576, in accounting, legal and other general and administrative expenses in connection with the Company's continuing efforts to file necessary periodic reports and to reactivate its business operations, and in reviewing a number of possible business opportunities during the fiscal year. For the years ended December 31, 2000 and 1999, the Company has incurred net losses of $3,385 and $6,550, respectively.

      As indicated, the Company will be dependent on management and its principal shareholders to provide sufficient capital to preserve the integrity of the corporate entity until the Company enters into a business enterprise.

-----------------------------------------------------------------------------
                        ITEM 7.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

      The following financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

TITLE                                                            PAGE NO.
------                                                           -------

Independent Auditors' Report of HJ & Associates, LLC              F-1

Balance Sheet  as of December 31, 1999                            F-2

Statement of Operations for the Years Ended December 31, 1999
   and 1998  and from Inception (December 31, 1985) through
   December 31, 1999                                              F-3

Statement of Stockholders' Equity From Inception through
   December 31, 1999                                              F-4

Statement of Cash Flows for the Years Ended December 31, 1999
   and 1998 and from Inception through December 31, 1999          F-7

Notes to the Financial Statements                                 F-8

-----------------------------------------------------------------------------
            ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------------

      There have been no changes in or disagreements with accountants since the Company's organization.




                                   PART III

-----------------------------------------------------------------------------
              ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                    AND CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT
-----------------------------------------------------------------------------

DIRECTORS AND OFFICERS

      On March 26, 2001, Mr. James C. Lewis resigned as an officer of the Company due to a recent change in employment. Accordingly, Chase Kimball was appointed a director of the Company and the board of directors elected Chase Kimball to also serve as the

Secretary/Treasurer of the Company. The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.


    Name              Age       Positions                           Since
-----------------     ----      -------------                      --------

Jack M. Gertino        61       President and Director               1997

Chase Kimball          47       Secretary/Treasurer and Director     2001

Sandra Speciale        52       Director                             1997


      All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

      The following is information on the business experience of each director and officer.

      Jack M. Gertino has been a private investor and business consultant in Salt Lake City, Utah, for the past five years. From June 1995 through October 1996, Mr. Gertino was an owner of a Tunex Service Center franchise in Layton, Utah, which offers automotive Tune-up services. He is currently pursuing a number of real estate projects, including the recent purchase and operation of a commercial office building in Salt Lake City. From February 1992 to the present, he has served as a director of Red Horse Entertainment Corporation, a publicly held shell corporation seeking a business acquisition. Since February, 1986, he has also served as an officer and director of Comet Technologies, Inc., a publicly held Nevada shell corporation seeking a business acquisition.

      Chase Kimball, an attorney, has been practicing law in the state of Utah since 1985. Mr. Kimball has been a senior litigator in the Law Offices of Randal L. Meek since November, 1999, where he concentrates his practice in the areas of general civil litigation, personal injury, domestic and business law. Mr. Kimball was a solo practitioner from August, 1998, to November, 1999. Mr. Kimball was a senior associate in the firm of Woodbury & Kesler from 1992-1998. From 1990-1992, Mr. Kimball was an associate and chief of litigation in the firm of Lewis & Lehman. From 1988 to 1990, Mr. Kimball was an associate attorney with Spafford & Spafford. Mr. Kimball served as in-house counsel for Collett's Home Furnishings from January 1988 to August 1988. From July 1987-July 1998, Mr. Kimball worked as a solo practitioner with
M. Dirk Eastmond. Mr. Kimball served as a hearing officer in 1987 and 1988. From October 1985 to July, 1987, Mr. Kimball was an attorney and law clerk for Arron Jepson, assisting with general civil and commercial law cases. Mr. Kimball graduated from the University of Utah in 1976 with an undergraduate degree in musicology and in 1981 with an undergraduate degree in education. Mr. Kimball received his juris doctorate degree from the University of Utah in 1986.

      Sandra Speciale worked as an independent marketing representative and consultant in the consumer electronics business from 1978 to 1985. From 1985 to 1989, she was a partner in Advanced Marketing, a consumer electronics firm, where she was instrumental in taking this marketing organization from $1,000,000 to $40,000,000 in annual sales. Since 1989, she has been an independent consultant, focusing primarily on the marketing of medical products. She attended the University of Utah from 1968 to 1978, taking various courses in theater arts, and business, but did not receive a degree. She continues to attend seminars and conferences in the medical products industry.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Mr. Gertino, an officer and director, Mr. James C. Lewis, a former officer and director, and Sandra Speciale, a director, each filed one untimely Form 3 and one untimely Form 5. Except for the ownership of shares reflected on the initial Form 3, there were no transactions that these individuals have failed to report. To the best knowledge of the Company, except for these late filings, there are no other required reports that have not been filed or filed untimely.

-----------------------------------------------------------------------------
                       ITEM 10.  EXECUTIVE COMPENSATION
-----------------------------------------------------------------------------

      During the fiscal year ended December 31, 2000, no officer or director received any cash compensation. The officers and directors may provide services in the future, as needed, and will be compensated at a rate of $30 per hour. Set forth below is a summary of all compensation received by officers and directors during the fiscal year:

                           CASH COMPENSATION TABLE

Name of Individual or
Number in Group
Compensation             Capacity in Which Served             Cash
----------------------   -------------------------         ------------
Jack M. Gertino          President, Director                $0 in cash(1)

Chase Kimball            Secretary/Treasurer, Director (2)  $0 in cash

Sandra Speciale          Director                           $0 in cash

James C. Lewis           Secretary/Treasurer, Director (2)  $0 in cash(1)(2)


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

(2) In March, 2001, Mr. Lewis resigned as an officer and director of the Company, and Chase Kimball was appointed Secretary/Treasurer and a director of the Company.

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


-----------------------------------------------------------------------------
                       ITEM 11.  SECURITY OWNERSHIP OF
                   CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------------

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

                                Common                      Percent of
Name and Address                Shares         Options(1)   Class(2)
--------------------------    ------------   -------------  -------------
Jack M. Gertino (3)
10 West 100 South, Suite 610
Salt Lake City, Utah 84101       1,176,915       100,000      17.06

Sandra Speciale (3)
853 13th Avenue
Salt Lake City, Utah 84103       1,001,000          -0-       13.37

Chase Kimball (3)
1403 Linda Rosa
Salt Lake City, Utah 84106           5,210           0          .06

James C. Lewis (4)
10 West 100 South, Suite 600
Salt Lake City, Utah 84101       1,106,915       100,000      16.12


All Executive officers and
 Directors as a Group
 (3 persons)                     2,183,125       100,000      30.50


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

(3) Messrs. Gertino and Kimball and Ms. Speciale are officers and directors of the Company.

(4) Mr. Lewis was Secretary/Treasurer and a director of the Company from 1997 to March, 2001.




-----------------------------------------------------------------------------
           ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------------------------

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

      On March 26, 2001, James C. Lewis resigned as Secretary/Treasurer and a director, and Chase Kimball was appointed as the new Secretary/Treasurer and a director.

      Except the transactions described above, there are no proposed transactions and no transactions during the past two years to which the Company was a party and in which any officer, director, or principal shareholder, or their affiliates or associates, was also a party.


-----------------------------------------------------------------------------
                  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.


Exhibit
No.      SEC Ref. No.  Description/ Title of Document
------   -----------   ------------------------------

  *       (3)(i)       Articles of Incorporation, as amended

  *       (3)(ii)      Bylaws

  *       (10)         Option granted to Jack M. Gertino dated August 10, 1999

  *       (10)         Option granted to James C. Lewis dated August 10, 1999



 * Filed as Exhibit with corresponding number on Form 10-SB dated September 9, 1999.

      During the fiscal year ended December 31, 2000, the Company filed no reports on Form 8-K.

-----------------------------------------------------------------------------
                                  SIGNATURES
-----------------------------------------------------------------------------


      In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LAZARUS INDUSTRIES, INC.


Date: March 29, 2001              By: /s/ Jack M. Gertino
                                      ------------------------------------
                                          Jack M. Gertino, President

      In accordance with the Exchange Act, the registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 29, 2001               By: /s/ Jack M. Gertino
                                      -------------------------------------
                                           Jack M. Gertino, Director


Date: March 29, 2001               By: /s/ Chase Kimball
                                      -------------------------------------
                                           Chase Kimball, Director


Date: March 29, 2001               By: /s/ Sandra Speciale
                                      --------------------------------------
                                           Sandra Speciale, Director

                        INDEX TO FINANCIAL STATEMENTS
                           LAZARUS INDUSTRIES, INC.


Independent Auditors' Report of HJ & Associates, LLC                      F-2

Balance Sheet  as of December 31, 2001                                    F-3

Statement of Operations for the Years Ended December 31, 2000 and 1999
     and from Inception (December 31, 1985) through December 31, 2000     F-4

Statement of Stockholders' Equity From Inception through
      December 31, 2000                                                   F-5

Statement of Cash Flows for the Years Ended December 31, 2000 and
      1999 and from Inception through December 31, 2000                   F-8

Notes to the Financial Statements                                        F-9

                                      H
                                      J
                       -------------------------------
                           HJ & ASSOCIATES, L.L.C.
                       -------------------------------
                 CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS


                         INDEPENDENT AUDITORS' REPORT


Board of Directors
Lazarus Industries, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Lazarus Industries, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999, and from the date of inception on December 31, 1985 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lazarus Industries, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and from the date of inception on December 31, 1985 through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HJ & Associates

HJ & Associates, LLC
Salt Lake City, Utah
February 9, 2001



-----------------------------------------------------------------------------
       50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
             Telephone (801) 328-4408 * Facsimile (801) 328-4461
------------------------------------------------------------------------------

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                                Balance Sheet


                                    ASSETS

                                                           December 31,
                                                              2000
                                                          -------------
CURRENT ASSETS

  Cash in bank                                            $     29,985
                                                          -------------

    Total Current Assets                                        29,985
                                                          -------------

    TOTAL ASSETS                                          $     29,985
                                                          =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Due to related party                                    $          -
  Accrued liabilities                                              426
                                                          -------------

    Total Current Liabilities                                      426
                                                          -------------

    Total Liabilities                                              426
                                                          -------------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000 shares
   authorized; 7,485,417 issued and outstanding                  7,486
  Capital in excess of par value                               285,028
  Deficit accumulated during the development stage            (262,955)
                                                          -------------

    Total Stockholders' Equity                                  29,559
                                                          -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $     29,985
                                                          =============



  The accompanying notes are an integral part of these financial statements.

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Operations

                                                                From
                                                                Inception on
                                                                December 31,
                                       For the Years Ended      1985 through
                                          December 31,          December 31,
                                      2000            1999      2000
                                   ------------- -------------- -------------

REVENUES                           $          -  $           -  $          -
                                   ------------- -------------- -------------

EXPENSES

  General and administrative              4,576          7,569       111,131
                                   ------------- -------------- -------------

   Total Expenses                         4,576          7,569       111,131
                                   ------------- -------------- -------------

LOSS FROM OPERATIONS                     (4,576)        (7,569)     (111,131)
                                   ------------- -------------- -------------

OTHER INCOME (EXPENSE)

  Interest income                         1,321          1,241         3,442
  Interest expense                         (130)          (222)         (352)
  Loss from discontinued operations           -              -      (154,914)
                                   ------------- -------------- -------------

   Total Other Income (Expense)           1,191          1,019      (151,824)
                                   ------------- -------------- -------------

NET LOSS                           $     (3,385) $      (6,550) $   (262,955)
                                   ============= ============== =============

BASIC LOSS PER SHARE               $      (0.00) $       (0.00)
                                   ============= ==============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                   7,485,417      7,485,417
                                   ============= ==============



  The accompanying notes are an integral part of these financial statements.

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                      Statements of Stockholders' Equity
        From Inception on December 31, 1985 through December 31, 2000

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
 December 31, 1995 through
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
                                 ------------- ------------ ------------ -------------

  The accompanying notes are an integral part of these financial statements




                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Continued)
        From Inception on December 31, 1985 through December 31, 2000

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

                                     F-6

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Continued)
        From Inception on December 31, 1985 through December 31, 2000

                                                                         Deficit
                                                                         Accumulated
                                                            Additional   During the
                                        Common Stock        Paid-in      Development
                                    Shares         Amount   Capital      Stage
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1996          2,952,083  $     2,952  $   151,962  $   (156,566)

December 2, 1997 shares issued to
 officers at $0.03 per share for
 services                           3,000,000        3,000       87,000             -

Net loss for the year ended
  December 31, 1997                        -            -            -        (90,669)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1997          5,952,083        5,952      238,962      (247,235)

January 12, 1998 shares issued
 for cash at $0.03 per share        1,116,667        1,117       32,382             -

March 10, 1998 shares issued for
 cash at $0.03 per share              416,667          417       12,084             -

Net loss for the year ended
 December 31, 1998                         -            -            -         (5,785)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1998          7,485,417        7,486      283,428      (253,020)

Net loss for the year ended
 December 31, 1999                          -            -            -        (6,550)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1999          7,485,417        7,486      283,428      (259,570)

Contributed capital                         -            -        1,600             -

Net loss for the year ended
 December 31, 2000                          -            -           -         (3,385)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 2000          7,485,417  $     7,486  $   285,028  $   (262,955)
                                 ============= ============ ============ =============



  The accompanying notes are an integral part of these financial statements.





                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows

                                                                         From
                                                                         Inception on
                                                                         December 31,
                                                  For the Years Ended    1985 through
                                                      December 31,       December 31,
                                                  2000         1999      2000
                                             ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                    $     (3,385) $     (6,550) $   (262,955)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
    Stock for services                                                         90,000
 Change in operating assets and liabilities:
    Increase in taxes payable                        (100)            -          (100)
    Increase in accounts payable -
     related party                                 (2,221)          222           222
    Increase in accrued liabilities                   204             4           308
    Increase in accounts payable                       (4)            -            (4)
                                             ------------- ------------- -------------

    Net Cash (Used) by Operating Activities        (5,506)       (6,324)     (172,529)
                                             ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                    -             -             -
                                             ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net stock offering proceeds                                                 200,914
  Contributed capital                               1,600             -         1,600
                                             ------------- ------------- -------------

    Net Cash Provided by Financing Activities       1,600             -       202,514
                                             ------------- ------------- -------------

INCREASE (DECREASE) IN CASH                        (3,906)       (6,324)       29,985

CASH AT BEGINNING OF PERIOD                        33,891        40,215             -
                                             ------------- ------------- -------------

CASH AT END OF PERIOD                        $     29,985  $     33,891  $     29,985
                                             ============= ============= =============
CASH PAID FOR:

  Taxes                                      $          -  $        100  $      1,400
  Interest                                   $        130  $          -  $


  The accompanying notes are an integral part of these financial statements.

                                     F-8

                       LAZARUS INDUSTRIES, INC.
                    (A Development Stage Company)
                    Notes to Financial Statements
                          December 31, 2000


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

         b.  Provision for Taxes

         At December 31, 2000, the Company had net operating loss carryforwards of approximately $263,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                     For the Years Ended
                                                         December 31,
                                                       2000       1999
                                                 ------------- -------------

Income tax benefit at statutory rate             $     (1,286) $     (2,489)
Change in valuation allowance                           1,286         2,489
                                                 ------------- -------------

                                                 $          -  $          -
                                                 ============= =============

Deferred tax assets (liabilities) are comprised of the following:

                                                     For the Years Ended
                                                          December 31,
                                                        2000       1999
                                                 ------------- -------------

Income tax benefit at statutory rate             $    (99,921) $    (98,636)
Change in valuation allowance                          99,921        98,636
                                                 ------------- -------------

                                                 $          -  $          -
                                                 ============= =============

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                       LAZARUS INDUSTRIES, INC.
                    (A Development Stage Company)
                    Notes to Financial Statements
                          December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         f.  Basic Loss Per Share

         The computation of basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                                         December 31,
                                                 ---------------------------
                                                      2000         1999
                                                 ------------- -------------

   Numerator - (loss)                            $     (3,385) $     (6,550)
   Denominator - weighted average number of
     shares outstanding                             7,485,417     7,485,417
                                                 ------------- -------------

   Basic loss per share                          $      (0.00) $      (0.00)
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

                       LAZARUS INDUSTRIES, INC.
                    (A Development Stage Company)
                    Notes to Financial Statements
                          December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - GOING CONCERN

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