Form 10QSB
period 2001-03-31
LAZARUS INDUSTRIES INC
filed 2001-05-15
CIK 789868

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
         ____________________________________________________________

(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
  -------  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001

  -------  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
           ACT OF 1934

          For the transition period from ___________ to ___________


        ______________________________________________________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [XX] NO[ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      7,485,417 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one):   YES [ ]  NO [XX]

                           LAZARUS INDUSTRIES, INC.

               Form 10-QSB for the Quarter ended March 31, 2001

                              Table of Contents

Part I - Financial Information                                           Page

    Item 1.  Financial Statements                                         3

    Item 2.  Management's Discussion and Analysis or Plan of Operation   10

Part II - Other Information

    Item 1.  Legal Proceedings                                           12

    Item 2.  Changes in Securities                                       12

    Item 3.  Defaults Upon Senior Securities                             12

    Item 4.  Submission of Matters to a Vote of Security Holders         12

    Item 5.  Other Information                                           12

    Item 6.  Exhibits and Reports on Form 8-K                            12

Signatures                                                               12

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                                Balance Sheets


                                    ASSETS

                                                  March 31,     December 31,
                                                  2001          2000
                                                  ------------- -------------
                                                  (Unaudited)
CURRENT ASSETS

  Cash in bank                                    $     27,080  $     29,985
                                                  ------------- -------------

   Total Current Assets                                 27,080        29,985
                                                  ------------- -------------

   TOTAL ASSETS                                   $     27,080  $     29,985
                                                  ============= =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                $      6,090  $          -
  Accrued liabilities                                      426           426
                                                  ------------- -------------

   Total Current Liabilities                             6,516           426
                                                  ------------- -------------

   Total Liabilities                                     6,516           426
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000
   shares  authorized; 7,485,417 issued
   and outstanding                                       7,486         7,486
  Capital in excess of par value                       285,028       285,028
  Deficit accumulated during the development stage    (271,950)     (262,955)
                                                  ------------- -------------

    Total Stockholders' Equity                          20,564        29,559
                                                  ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     27,080  $     29,985
                                                  ============= =============


  The accompanying notes are an integral part of these financial statements.

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                                                 From
                                                                 Inception on
                                                                 December 31,
                                    For the Three Months Ended   1985 through
                                              March 31,          March 31,
                                          2001         2000      2001
                                    -------------- ------------- -------------
REVENUES                            $           -  $          -  $          -

EXPENSES

  General and administrative                9,280         3,709       120,411
                                    -------------- ------------- -------------

    Total Expenses                          9,280         3,709       120,411
                                    -------------- ------------- -------------

LOSS FROM OPERATIONS                       (9,280)       (3,709)     (120,411)
                                    -------------- ------------- -------------
OTHER INCOME (EXPENSE)

  Interest income                             285           332         3,727
  Interest expense                              -           (74)         (352)
  Loss from discontinued operations             -             -      (154,914)
                                    -------------- ------------- -------------

     Total Other Income (Expense)             285           258      (151,539)
                                    -------------- ------------- -------------

NET LOSS                            $      (8,995) $     (3,451) $   (271,950)
                                    ============== ============= =============

BASIC LOSS PER SHARE                $       (0.00) $      (0.00)
                                    ============== =============



  The accompanying notes are an integral part of these financial statements.

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                      Statements of Stockholders' Equity
          From Inception on December 31, 1985 through March 31, 2001

                                                                  Deficit
                                                                  Accumulated
                                                     Additional   During the
                                   Common Stock      Paid-in      Development
                               Shares       Amount   Capital      Stage
                             ----------- ----------- ------------ ------------
Balance, December 31, 1985            -  $        -  $         -  $         -

Shares issued for cash
  at $0.05                      160,000         160        7,840         (433)

Shares issued through public
 offering at $0.25 per share    555,523         556      138,325            -

Capital contributed by
 shareholders                         -           -       54,077            -

Net loss from inception on
 December 31, 1985 through
 December 31, 1987                    -           -            -         (735)
                             ----------- ----------- ------------ ------------
Balance, December 31, 1987      715,523         716      200,242       (1,168)

Shares issued to public
 at $0.25 per share              44,480          44       11,086            -

Shares issued in acquisition
 of wholly- owned subsidiary
 at $0.001 per share          2,036,800       2,037            -            -

Shares issued for finders fee
 at $0.001 per share            152,000         152            -            -

Shares issued to public at
 $0.10 per share for cash         3,280           3          325            -

Public offering costs                 -           -      (44,059)           -

Net loss for the year ended
 December 31, 1988                    -           -            -      (98,275)
                             ----------- ----------- ------------ ------------
Balance, December 31, 1988    2,952,083       2,952      167,594      (99,443)

Net loss for the year ended
 December 31, 1989                    -           -            -      (39,018)
                             ----------- ----------- ------------ ------------
Balance, December 31, 1989    2,952,083  $    2,952  $   167,594  $  (138,461)
                             ----------- ----------- ------------ ------------


  The accompanying notes are an integral part of these financial statements.

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Continued)
          From Inception on December 31, 1985 through March 31, 2001

                                                                  Deficit
                                                                  Accumulated
                                                     Additional   During the
                                   Common Stock      Paid-in      Development
                               Shares       Amount   Capital      Stage
                             ----------- ----------- ------------ ------------
Balance, December 31, 1989     2,952,083 $    2,952  $   167,594  $  (138,461)

Assets distributed to
 shareholders                          -          -      (15,632)           -
                             ----------- ----------- ------------ ------------
Net loss for the year ended
 December 31, 1990                     -          -            -      (17,153)

Balance, December 31, 1990     2,952,083      2,952      151,962     (155,614)

Net loss for the year ended
 December 31, 1991                     -          -            -         (100)
                             ----------- ----------- ------------ ------------

Balance, December 31, 1991     2,952,083      2,952      151,962     (155,714)

Net loss for the year ended
 December 31, 1992                     -          -            -         (100)
                             ----------- ----------- ------------ ------------
Balance, December 31, 1992     2,952,083      2,952      151,962     (155,814)

Net loss for the year ended
 December 31, 1993                     -          -            -         (100)
                             ----------- ----------- ------------ ------------
Balance, December 31, 1993     2,952,083      2,952      151,962     (155,914)

Net loss for the year ended
 December 31, 1994                     -          -            -         (100)
                             ----------- ----------- ------------ ------------
Balance, December 31, 1994     2,952,083      2,952      151,962     (156,014)

Net loss for the year ended
 December 31, 1995                     -          -            -         (100)
                             ----------- ----------- ------------ ------------
Balance, December 31, 1995     2,952,083      2,952      151,962     (156,114)

Net loss for the year ended
 December 31, 1996                     -          -            -         (452)
                             ----------- ----------- ------------ ------------
Balance, December 31, 1996     2,952,083 $    2,952  $   151,962  $  (156,566)
                             ----------- ----------- ------------ ------------

  The accompanying notes are an integral part of these financial statements.

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Continued)
          From Inception on December 31, 1985 through March 31, 2001

                                                                  Deficit
                                                                  Accumulated
                                                     Additional   During the
                                   Common Stock      Paid-in      Development
                               Shares       Amount   Capital      Stage
                             ----------- ----------- ------------ ------------
Balance, December 31, 1996     2,952,083 $    2,952  $   151,962  $  (156,566)

December 2, 1997 shares
 issued to officers at $0.03
 per share for services        3,000,000      3,000       87,000            -

Net loss for the year ended
  December 31, 1997                    -          -            -      (90,669)
                             ----------- ----------- ------------ ------------
Balance, December 31, 1997     5,952,083      5,952      238,962     (247,235)

January 12, 1998 shares
 issued for cash at $0.03
 per share                     1,116,667      1,117       32,382            -

March 10, 1998 shares issued
 for cash at $0.03 per share     416,667        417       12,084            -

Net loss for the year ended
 December 31, 1998                     -          -            -       (5,785)
                             ----------- ----------- ------------ ------------
Balance, December 31, 1998     7,485,417      7,486      283,428     (253,020)

Net loss for the year ended
 December 31, 1999                     -          -            -       (6,550)
                             ----------- ----------- ------------ ------------
Balance, December 31, 1999     7,485,417      7,486      283,428     (259,570)

Contributed capital                    -          -        1,600            -

Net loss for the year ended
 December 31, 2000                     -          -            -       (3,385)
                             ----------- ----------- ------------ ------------
Balance, December 31, 2000     7,485,417      7,486      285,028     (262,955)

Net loss for the three
 months ended March 31,
 2001 (unaudited)                      -          -            -       (8,995)
                             ----------- ----------- ------------ ------------
Balance, March 31, 2001
 (unaudited)                   7,485,417 $    7,486  $   285,028  $  (271,950)
                             =========== =========== ============ ============

  The accompanying notes are an integral part of these financial statements.

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                 (Unaudited)

                                                                 From
                                                                 Inception on
                                                                 December 31,
                                    For the Three Months Ended   1985 through
                                              March 31,          March 31,
                                          2001         2000      2001
                                    -------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                           $      (8,995) $     (3,451) $   (271,950)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
    Stock issued for services                   -             -        90,000
 Change in operating assets and
  liabilities:
    Increase in taxes payable                   -             -          (100)
    Increase in accounts payable
     - related party                            -             -           222
    Increase in accounts payable            6,090         1,746         6,086
    Increase in accrued liabilities             -            70           308
                                    -------------- ------------- -------------
       Net Cash (Used) by
       Operating Activities                (2,905)       (1,635)     (175,434)
                                    -------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES            -             -             -
                                    -------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Contributed capital for expenses              -         1,600         1,600
  Net stock offering proceeds                   -             -       200,914
                                    -------------- ------------- -------------
       Net Cash Provided by
       Financing Activities                     -         1,600       202,514
                                    -------------- ------------- -------------

INCREASE (DECREASE) IN CASH                (2,905)          (35)       27,080

CASH AT BEGINNING OF PERIOD                29,985        33,891             -
                                    -------------- ------------- -------------

CASH AT END OF PERIOD               $      27,080  $     33,856  $     27,080
                                    ============== ============= =============
CASH PAID FOR:

  Taxes                             $           -  $          -  $      1,400
  Interest                          $           -  $          -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for services  $           -  $          -  $     90,000


  The accompanying notes are an integral part of these financial statements.

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                     March 31, 2001 and December 31, 2000


NOTE 1 -BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -GOING CONCERN

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

    During the preceding year, the Company has not experienced any material changes in results of operation. During the quarter ended March 31, 2001, the Company had $9,280 in general and administrative expenses, as compared to $3,709 in expenses for the quarter ended March 31, 2000. All of such expenses were incurred in connection with the Company's ongoing reporting activities.

    The Company has realized a net loss for the three months ended March 31, 2001 and 2000, of $8,995 and $3,451, respectively; and a net loss since inception of $271,950.

(3) Liquidity and Capital Resources

    The Company has not experienced a material change in financial condition over the past year. At March 31, 2001, the Company had working capital of approximately $27,000, which has not changed significantly since December 31, 2000. Working capital as of both dates consists of short-term investments, and cash and cash equivalents. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended March 31, 2001, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LAZARUS INDUSTRIES, INC.


       May 15, 2001                /s/ Jack M. Gertino
                                  ______________________________________

                                  Jack M. Gertino
                                  President and Chief Financial Officer