Form 10QSB
period 2001-06-30
LAZARUS INDUSTRIES INC
filed 2001-08-14
CIK 789868

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
______________________________________________________________________________

(Mark one)
   XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
  -----   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

  -----   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

______________________________________________________________________________

                       Commission File Number: 0-27351

                           LAZARUS INDUSTRIES, INC.
      (Exact Name of small business issuer as specified in its charter)

         Utah                                              87-0445575
______________________                              _______________________
(State of Incorporation)                            (IRS Employer ID Number)


           10 West 100 South, Suite 610, Salt Lake City, Utah 84101
          _________________________________________________________
                   (Address of principal executive offices)

                                 (801) 532-7851
                          _________________________
                         (Issuer's telephone number)


______________________________________________________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES XX NO___


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     7,485,417 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one): YES___  NO XX

                           LAZARUS INDUSTRIES, INC.

               Form 10-QSB for the Quarter ended June 30, 2001

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

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                                Balance Sheets


                                    ASSETS

                                                 June 30,      December 31,
                                                 2001          2000
                                                 ------------- --------------
                                                 (Unaudited)
CURRENT ASSETS

  Cash in bank                                   $     26,448  $      29,985
                                                 ------------- --------------

    Total Current Assets                               26,448         29,985
                                                 ------------- --------------

    TOTAL ASSETS                                 $     26,448  $      29,985
                                                 ============= ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                               $      6,090  $           -
  Accrued liabilities                                     426            426
                                                 ------------- --------------

    Total Current Liabilities                           6,516            426
                                                 ------------- --------------

    Total Liabilities                                   6,516            426
                                                 ------------- --------------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000
    shares authorized; 7,485,417 issued and
    outstanding                                         7,486          7,486
  Capital in excess of par value                      285,028        285,028
  Deficit accumulated during the development
    stage                                            (272,582)      (262,955)
                                                 ------------- --------------

    Total Stockholders' Equity                         19,932         29,559
                                                 ------------- --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $     26,448  $      29,985
                                                 ============= ==============













  The accompanying notes are an integral part of these financial statements.


                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                                                          From
                                                                          Inception on
                                For the                For the            December 31,
                          Three Months Ended       Six Months Ended       1985 Through
                                June 30,               June 30,           June 30,
                            2001        2000        2001         2000     2001
                      ------------ ------------ ------------ ------------ ------------
REVENUES              $         -  $         -  $         -  $         -  $         -

EXPENSES

  General and
    administrative            763        3,422       10,043        7,131      121,174
                      ------------ ------------ ------------ ------------ ------------

    Total Expenses            763        3,422       10,043        7,131      121,174
                      ------------ ------------ ------------ ------------ ------------

LOSS FROM OPERATIONS         (763)      (3,422)     (10,043)      (7,131)    (121,174)
                      ------------ ------------ ------------ ------------ ------------
OTHER INCOME (EXPENSE)

  Interest income             131          349          416          681        3,858
  Interest expense              -            -            -          (74)        (352)
  Loss from discontinued
   operations                   -            -            -            -     (154,914)
                      ------------ ------------ ------------ ------------ ------------
    Total Other Income
     (Expense)                131          349          416          607     (151,408)
                      ------------ ------------ ------------ ------------ ------------

NET LOSS              $      (632) $    (3,073) $    (9,627) $    (6,524) $  (272,582)
                      ============ ============ ============ ============ ============

BASIC LOSS PER SHARE  $     (0.00) $     (0.00) $     (0.00) $     (0.00)
                      ============ ============ ============ ============

















  The accompanying notes are an integral part of these financial statements.

                                      4

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                      Statements of Stockholders' Equity
          From Inception on December 31, 1985 through June 30, 2001

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

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Continued)
          From Inception on December 31, 1985 through June 30, 2001

                                                                  Deficit
                                                                  Accumulated
                                                     Additional   During the
                                   Common Stock      Paid-in      Development
                               Shares       Amount   Capital      Stage
                             ----------- ----------- ------------ ------------

Balance, December 31, 1989     2,952,083 $    2,952  $   167,594  $  (138,461)

Assets distributed to
 shareholders                          -          -      (15,632)           -

Net loss for the year ended
 December 31, 1990                     -          -            -      (17,153)
                             ----------- ----------- ------------ ------------

Balance, December 31, 1990     2,952,083      2,952      151,962     (155,614)

Net loss for the year ended
 December 31, 1991                     -          -            -         (100)
                             ----------- ----------- ------------ ------------

Balance, December 31, 1991     2,952,083      2,952      151,962     (155,714)

Net loss for the year ended
 December 31, 1992                     -          -            -         (100)
                             ----------- ----------- ------------ ------------

Balance, December 31, 1992     2,952,083      2,952      151,962     (155,814)

Net loss for the year ended
 December 31, 1993                     -          -            -         (100)
                             ----------- ----------- ------------ ------------

Balance, December 31, 1993     2,952,083      2,952      151,962     (155,914)

Net loss for the year ended
 December 31, 1994                     -          -            -         (100)
                             ----------- ----------- ------------ ------------

Balance, December 31, 1994     2,952,083      2,952      151,962     (156,014)

Net loss for the year ended
 December 31, 1995                     -          -            -         (100)
                             ----------- ----------- ------------ ------------

Balance, December 31, 1995     2,952,083      2,952      151,962     (156,114)

Net loss for the year ended
 December 31, 1996                     -          -            -         (452)
                             ----------- ----------- ------------ ------------

Balance, December 31, 1996     2,952,083 $    2,952  $   151,962  $  (156,566)
                             ----------- ----------- ------------ ------------

  The accompanying notes are an integral part of these financial statements.

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Continued)
          From Inception on December 31, 1985 through June 30, 2001

                                                                  Deficit
                                                                  Accumulated
                                                     Additional   During the
                                   Common Stock      Paid-in      Development
                               Shares       Amount   Capital      Stage
                             ----------- ----------- ------------ ------------

Balance, December 31, 1996     2,952,083 $    2,952  $   151,962  $  (156,566)

December 2, 1997 shares
 issued to officers at $0.03
 per share for services        3,000,000      3,000       87,000            -

Net loss for the year ended
  December 31, 1997                    -          -            -      (90,669)
                             ----------- ----------- ------------ ------------

Balance, December 31, 1997     5,952,083      5,952      238,962     (247,235)

January 12, 1998 shares
 issued for cash at $0.03
 per share                     1,116,667      1,117       32,382            -

March 10, 1998 shares issued
 for cash at $0.03 per share     416,667        417       12,084            -

Net loss for the year ended
 December 31, 1998                     -          -            -       (5,785)
                             ----------- ----------- ------------ ------------

Balance, December 31, 1998     7,485,417      7,486      283,428     (253,020)

Net loss for the year ended
 December 31, 1999                     -          -            -       (6,550)
                             ----------- ----------- ------------ ------------

Balance, December 31, 1999     7,485,417      7,486      283,428     (259,570)

Contributed capital                    -          -        1,600            -

Net loss for the year ended
 December 31, 2000                     -          -            -       (3,385)
                             ----------- ----------- ------------ ------------

Balance, December 31, 2000     7,485,417      7,486      285,028     (262,955)

Net loss for the six months
 ended June 30, 2001
 (unaudited)                           -          -            -       (9,627)
                             ----------- ----------- ------------ ------------
Balance, June 30, 2001
  (unaudited)                  7,485,417  $   7,486  $   285,028  $  (272,582)
                             =========== =========== ============ ============



  The accompanying notes are an integral part of these financial statements.

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                 (Unaudited)
                                                                         From
                                                                         Inception on
                                                                         December 31,
                                             For the Six Months Ended    1985 through
                                                       June 30,          June 30,
                                                 2001          2000      2001
                                            -------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                  $      (9,627) $     (6,524) $   (272,582)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Stock issued for services                          -             -        90,000
  Change in operating assets and liabilities:
     Increase in taxes payable                          -             -          (100)
     Increase in accounts payable - related party       -             -           222
     Increase in accounts payable                   6,090         3,915         6,086
     Increase in accrued liabilities                    -             -           308
                                            -------------- ------------- -------------

     Net Cash (Used) by Operating Activities       (3,537)       (2,609)     (176,066)
                                            -------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                    -             -             -
                                            -------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Contributed capital for expenses                      -         1,600         1,600
  Net stock offering proceeds                           -             -       200,914
                                            -------------- ------------- -------------

    Net Cash Provided by Financing Activities           -         1,600       202,514
                                            -------------- ------------- -------------

INCREASE (DECREASE) IN CASH                        (3,537)       (1,009)       26,448

CASH AT BEGINNING OF PERIOD                        29,985        33,891             -
                                            -------------- ------------- -------------

CASH AT END OF PERIOD                       $      26,448  $     32,882  $     26,448
                                            ============== ============= =============

CASH PAID FOR:

  Taxes                                     $           -  $          -  $      1,400
  Interest                                  $           -  $          -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for services          $           -  $          -  $     90,000



  The accompanying notes are an integral part of these financial statements.

                                      8

                           LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                     June 30, 2001 and December 31, 2000


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - GOING CONCERN

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

      During the preceding year, the Company has not experienced any material changes in results of operation. During the quarter ended June 30, 2001, the Company had $763 in general and administrative expenses, as compared to $3,422 in expenses for the quarter ended June 30, 2000. During the six months ended June 30, 2001, the Company had $10,043 in general and administrative expenses, as compared to $7,131 in expenses for six months ended June 30, 2000. All of such expenses were incurred in connection with the Company's ongoing reporting activities.

      The Company has realized a net loss for the three months ended June 30, 2001 and 2000, of $632 and $3,073, respectively; and a net loss since inception of $272,582.

(3)   Liquidity and Capital Resources

      The Company has not experienced a material change in financial condition over the past year. At June 30, 2001, the Company had working capital of approximately $26,000, which has not changed significantly since December 31, 2000. Working capital as of both dates consists of short-term investments, and cash and cash equivalents. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended June 30, 2001, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         None.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LAZARUS INDUSTRIES, INC.


      August 10, 2001               /s/ Jack M. Gertino
                                    _________________________________
                                    Jack M. Gertino
                                    President and Chief Financial Officer