Form 10QSB
period 2001-09-30
LAZARUS INDUSTRIES INC
filed 2001-11-13
CIK 789868

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
   ____________________________________________________________

(Mark one)
     XX   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

    ____  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

_____________________________________________________________________

                 Commission File Number: 0-27351

                     LAZARUS INDUSTRIES, INC.
(Exact Name of small business issuer as specified in its charter)

       Utah                                                 87-0445575
-----------------------                               ------------------------
(State of Incorporation)                              (IRS Employer ID Number)


     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
    ----------------------------------------------------------
             (Address of principal executive offices)

                          (801) 532-7851
                     -----------------------
                   (Issuer's telephone number)

-------------------------------------------------------------------------

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

                     LAZARUS INDUSTRIES, INC.

       Form 10-QSB for the Quarter ended September 30, 2001

                        Table of Contents

Part I - Financial Information                                        Page

         Item 1.  Financial Statements ................................ 3

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation ............................... 10

Part II- Other Information

         Item 1.  Legal Proceedings .................................. 12

         Item 2.  Changes in Securities .............................. 12

         Item 3.  Defaults Upon Senior Securities .................... 12

         Item 4.  Submission of Matters to a Vote of Security Holders. 12

         Item 5.  Other Information .................................. 12

         Item 6.  Exhibits and Reports on Form 8-K ................... 12

Signatures ........................................................... 12

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                 September 30, December 31,
                                                      2001        2000
                                                 ------------- -------------
                                                  (Unaudited)
CURRENT ASSETS

  Cash in bank                                   $     25,531  $     29,985
                                                 ------------- -------------

     Total Current Assets                              25,531        29,985
                                                 ------------- -------------

     TOTAL ASSETS                                $     25,531  $     29,985
                                                 ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                               $      6,091  $          -
  Accrued liabilities                                     426           426
                                                 ------------- -------------

     Total Current Liabilities                          6,517           426
                                                 ------------- -------------

     Total Liabilities                                  6,517           426
                                                 ------------- -------------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000
   shares authorized; 7,485,417 issued and
   outstanding                                          7,486         7,486
  Capital in excess of par value                      285,028       285,028
  Deficit accumulated during the
    development stage                                (273,500)     (262,955)
                                                 ------------- -------------

    Total Stockholders' Equity                         19,014        29,559
                                                 ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $     25,531  $     29,985
                                                 ============= =============





The accompanying notes are an integral part of these financial statements.


                        LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)


                                                                                       From
                                                                                       Inception on
                                       For the                       For the           December 31,
                                  Three Months Ended            Nine Months Ended      1985 Through
                                     September 30,                September 30,        September 30,
                                 2001           2000          2001           2000      2001
                            -------------- ------------- -------------- -------------- -------------
REVENUES                    $           -  $          -  $           -  $           -  $          -

EXPENSES

  General and administrative        1,007         2,868         11,050          9,999       122,181
                            -------------- ------------- -------------- -------------- -------------

    Total Expenses                  1,007         2,868         11,050          9,999       122,181
                            -------------- ------------- -------------- -------------- -------------

LOSS FROM OPERATIONS               (1,007)       (2,868)       (11,050)        (9,999)     (122,181)
                            -------------- ------------- -------------- -------------- -------------
OTHER INCOME (EXPENSE)

  Interest income                      89           319           505           1,000         3,947
  Interest expense                      -           (56)            -            (130)         (352)
  Loss from discontinued
    operations                          -             -             -               -      (154,914)
                            -------------- ------------- -------------- -------------- -------------
    Total Other Income
    (Expense)                          89           263            505            870      (151,319)
                            -------------- ------------- -------------- -------------- -------------

NET LOSS                    $        (918) $     (2,605) $     (10,545) $      (9,129) $   (273,500)
                            ============== ============= ============== ============== =============

BASIC LOSS PER SHARE        $       (0.00) $      (0.00) $       (0.00) $       (0.00)
                            ============== ============= ============== ==============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING           7,485,417     7,485,417      7,485,417      7,485,417
                            ============== ============= ============== ==============



                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
  From Inception on December 31, 1985 through September 30, 2001

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

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Continued)
  From Inception on December 31, 1985 through September 30, 2001


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

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Continued)
  From Inception on December 31, 1985 through September 30, 2001

                                                                  Deficit
                                                                  Accumulated
                                                     Additional   During the
                                   Common Stock      Paid-in      Development
                               Shares       Amount   Capital      Stage
                             ----------- ----------- ------------ ------------

Balance, December 31, 1996     2,952,083 $    2,952  $   151,962  $  (156,566)

December 2, 1997 shares
 issued to officers at $0.03
 per share for services        3,000,000      3,000       87,000            -

Net loss for the year ended
  December 31, 1997                    -          -            -      (90,669)
                             ----------- ----------- ------------ ------------

Balance, December 31, 1997     5,952,083      5,952      238,962     (247,235)

January 12, 1998 shares
 issued for cash at $0.03
 per share                     1,116,667      1,117       32,382            -

March 10, 1998 shares issued
 for cash at $0.03 per share     416,667        417       12,084            -

Net loss for the year ended
 December 31, 1998                     -          -            -       (5,785)
                             ----------- ----------- ------------ ------------

Balance, December 31, 1998     7,485,417      7,486      283,428     (253,020)

Net loss for the year ended
 December 31, 1999                     -          -            -       (6,550)
                             ----------- ----------- ------------ ------------

Balance, December 31, 1999     7,485,417      7,486      283,428     (259,570)

Contributed capital                    -          -        1,600            -

Net loss for the year ended
 December 31, 2000                     -          -            -       (3,385)
                             ----------- ----------- ------------ ------------

Balance, December 31, 2000     7,485,417      7,486      285,028     (262,955)

Net loss for the nine months
 ended September 30, 2001
  (unaudited)                          -          -            -      (10,545)
                             ----------- ----------- ------------ ------------
Balance, September 30, 2001
 (unaudited)                   7,485,417 $    7,486  $   285,028  $  (273,500)
                             =========== =========== ============ ============


The accompanying notes are an integral part of these financial statements.

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                         From
                                                                         Inception on
                                                                         December 31,
                                              For the Nine Months Ended  1985 Through
                                                     September 30,       September 30,
                                                 2001         2000       2001
                                             ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                    $    (10,545) $     (9,129) $   (273,500)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Stock issued for services                            -             -        90,000
 Change in operating assets and liabilities:
   Increase in taxes payable                            -             -          (100)
   Increase in accounts payable - related party         -             -           222
   Increase in accounts payable                     6,091         3,970         6,087
   Increase in accrued liabilities                      -             -           308
                                             ------------- ------------- -------------

     Net Cash (Used) by Operating Activities       (4,454)       (5,159)     (176,983)
                                             ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                    -             -             -
                                             ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Contributed capital for expenses                       -         1,600         1,600
 Net stock offering proceeds                            -             -       200,914
                                             ------------- ------------- -------------

     Net Cash Provided by Financing Activities          -         1,600       202,514
                                             ------------- ------------- -------------

INCREASE (DECREASE) IN CASH                        (4,454)       (3,559)       25,531

CASH AT BEGINNING OF PERIOD                        29,985        33,891             -
                                             ------------- ------------- -------------

CASH AT END OF PERIOD                        $     25,531  $     30,332  $     25,531
                                             ============= ============= =============
CASH PAID FOR:

  Taxes                                      $          -  $          -  $      1,400
  Interest                                   $          -  $          -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for services           $          -  $          -  $     90,000






The accompanying notes are an integral part of these financial statements.



                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
             September 30, 2001 and December 31, 2000


NOTE 1 -BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

     During the preceding year, the Company has not experienced any material changes in results of operation. During the quarter ended September 30, 2001, the Company had $1,007 in general and administrative expenses, as compared to $2,868 in expenses for the quarter ended September 30, 2000. During the nine months ended September 30, 2001, the Company had $11,050 in general and administrative expenses, as compared to $9,999 in expenses for the nine months ended September 30, 2000. All of such expenses were incurred in connection with the Company's ongoing reporting activities.

     The Company has realized a net loss for the three months ended September 30, 2001 and 2000, of $918 and $2,605, respectively; and a net loss since inception of $273,500.

(3)  Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At September 30, 2001, the Company had working capital of approximately $25,531, which has not changed significantly since December 31, 2000. Working capital as of both dates consists of short-term investments, and cash and cash equivalents. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended September 30, 2001, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         None.

                            SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LAZARUS INDUSTRIES, INC.


November 12, 2001                       /s/ Jack M. Gertino
                                        ------------------------------------
                                        Jack M. Gertino
                                        President and Chief Financial Officer