Form 10KSB
period 2001-12-31
LAZARUS INDUSTRIES INC
filed 2002-03-22
CIK 789868

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the fiscal year ended December 31, 2001

                 Commission File Number:  0-27351

                     LAZARUS INDUSTRIES, INC.
                    -------------------------
      (Exact name of Registrant as specified in its Charter)

       UTAH                                               87-0445575
--------------------------------              --------------------------------
(State or other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
  ------------------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number including Area Code:  (801) 532-7851

                         (Not applicable)
-------------------------------------------------------------------------
       Former name, former address and former fiscal year,
                  if changed since last report.

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

     As of March 18, 2002, the Registrant had outstanding 7,485,417 shares of its common stock, par value $0.001.

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

-----------------------------------------------------------------------------

                        TABLE OF CONTENTS

-----------------------------------------------------------------------------


ITEM NUMBER AND CAPTION

PART I                                                               Page No.
-----                                                               ---------

Item 1.  Description of Business............................................1

Item 2.  Description of Property............................................6

Item 3.  Legal Proceedings..................................................6

Item 4.  Submission or Matters to a Vote of Security Holders................7

PART II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters...........7

Item 6.  Management's Discussion and Analysis or Plan of Operation..........8

Item 7.  Financial Statements...............................................9

Item 8.  Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure..............................................9

PART III
--------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
  Compliance With Section 16(a) of the Exchange Act................10

Item 10. Executive Compensation............................................11

Item 11. Security Ownership of Certain Beneficial Owners and Management....13

Item 12. Certain Relationships and Related Transactions....................14

Item 13. Exhibits and Reports on Form 8-K..................................14

Signatures.................................................................15

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


------------------------------------------------------------------------------

                 ITEM 2.  DESCRIPTION OF PROPERTY

------------------------------------------------------------------------------

     The Company owns no properties. The Company uses offices and related clerical services at 10 West 100 South, Suite 610, Salt Lake City, Utah 84101, provided by an officer and director of the Company at a monthly rental rate of $200.


------------------------------------------------------------------------------

                    ITEM 3.  LEGAL PROCEEDINGS

------------------------------------------------------------------------------


The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

----------------------------------------------------------------------------

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

                             PART II

-----------------------------------------------------------------------------

          ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS

-----------------------------------------------------------------------------

     Quotations for the Company's common stock have appeared on the OTC Bulletin Board since November, 2001, under the symbol "LAZS." However, there is no established trading market for the common stock. For the past few months to the present, transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

     The following table sets forth for the respective periods indicated the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended                    High Bid($)    Low Bid ($)
----------------------                   -------------   --------------

December 31, 2001                            $0.05           $0.05

     On March 18, 2002, the high and low bid for the Company's common stock, was $0.05.

     The Company currently has outstanding a total of 1,533,334 shares of restricted common stock held by individuals who purchased such stock in private transactions from January through March, 1998. In addition, there are 3,000,000 shares of restricted stock outstanding to the Company's officers, and options to purchase 200,000 shares of common stock at an exercise price of $0.05 per share, which options expire in August, 2009. After March, 2000, all shares of common stock outstanding may be sold without restriction under Rule 144(k) promulgated under the Securities Act of 1933, except 3,000,000 shares which are held by officers and directors ("Control Shares"). Control Shares may be sold subject to complying with all of the terms and conditions of Rule 144, except the one-year holding period which has been satisfied.

     Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

     As of the date of this report, there were approximately 241 holders of record of the Company's Common Stock.

_----------------------------------------------------------------------------

        ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                        PLAN OF OPERATION

-----------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, the Company had cash of $23,629, liabilities of $426, and no other liquid assets or resources.

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

RESULTS OF OPERATIONS

      The Company had essentially no operations during the fiscal year ended December 31, 2001.

      The Company has had no revenue from continuing operations and incurred expenses during the year ended December 31, 2001, of $6,911, in accounting, legal and other general and administrative expenses in connection with the Company's continuing efforts to file necessary periodic reports and to reactivate its business operations, and in reviewing a number of possible business opportunities during the fiscal year. For the years ended December 31, 2001 and 2000, the Company has incurred net losses of $6,356 and $3,385, respectively.

      As indicated, the Company will be dependent on management and its principal shareholders to provide sufficient capital to preserve the integrity of the corporate entity until the Company enters into a business enterprise.

----------------------------------------------------------------------------

                  ITEM 7.  FINANCIAL STATEMENTS

----------------------------------------------------------------------------


     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 16.




------------------------------------------------------------------------------

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

-----------------------------------------------------------------------------

     There have been no changes in or disagreements with accountants since the Company's organization.

                             PART III

----------------------------------------------------------------------------

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


      Name              Age       Positions                       Since
--------------------- ------ -------------------------------- ---------------
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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Chase Kimball, Secretary/Treasurer, filed a late Form 3, in March, 2002. To the best knowledge of the Company, except for this late filing, there are no other required reports that have not been filed or have been filed untimely during the most recent fiscal year ended December 31, 2001.


----------------------------------------------------------------------------

                 ITEM 10.  EXECUTIVE COMPENSATION

----------------------------------------------------------------------------

     During the fiscal year ended December 31, 2000, no officer or director received any cash compensation. The officers and directors may provide services in the future, as needed, and will be compensated at a rate of $30 per hour. Set forth below is a summary of all compensation received by officers and directors during the fiscal year:

                     CASH COMPENSATION TABLE


Name of Individual or
  Number in Group
   Compensation              Capacity in Which Served                 Cash
--------------------------- ----------------------------------- -------------

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

----------------------------------------------------------------------------

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

                                   Common                           Percent of
Name and Address                   Shares         Options(1)        Class(2)
---------------------------------  -------------  ---------------- -----------

Jack M. Gertino (3)
10 West 100 South, Suite 610
Salt Lake City, Utah 84101            1,176,915      100,000         16.83

Sandra Speciale (3)
853 13th Avenue
Salt Lake City, Utah 84103            1,001,000           -0-        13.37

Chase Kimball (3)
1403 Linda Rosa
Salt Lake City, Utah 84106                5,210            0           .07

James C. Lewis
10 West 100 South, Suite 600
Salt Lake City, Utah 84101            1,106,915      100,000         15.91

All Executive officers and
Directors as a Group (3 persons)      2,183,125      100,000         30.10

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

-----------------------------------------------------------------------------

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

----------------------------------------------------------------------------

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

----------------------------------------------------------------------------

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

----------------------------------------------------------------------------

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

----------------------------------------------------------------------------

                            SIGNATURES

----------------------------------------------------------------------------

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LAZARUS INDUSTRIES, INC.


Date: March 18, 2002               By: /s/ Jack M. Gertino
                                      ---------------------------------------
                                      Jack M. Gertino, President

     In accordance with the Exchange Act, the registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 18, 2002               By: /s/ Jack M. Gertino
                                      ---------------------------------------
                                      Jack M. Gertino, Director


Date: March 18, 2002               By: /s/ Chase Kimball
                                      ---------------------------------------
                                      Chase Kimball, Director


Date:         , 2002               By:
                                      ---------------------------------------
                                      Sandra Speciale, Director

                  INDEX TO FINANCIAL STATEMENTS
                     LAZARUS INDUSTRIES, INC.


Independent Auditors' Report of HJ & Associates, LLC                        17

Balance Sheet  as of December 31, 2001                                      18

Statement of Operations for the Years Ended December 31, 2001 and 2000
and from Inception (December 31, 1985) through December 31, 2001            19

Statement of Stockholders' Equity From Inception through December 31, 2001  20

Statement of Cash Flows for the Years Ended December 31, 2001 and 2000 and
from Inception through December 31, 2001                                    23

Notes to the Financial Statements                                           24

                                H
                                J
                 -------------------------------
                     HJ & ASSOCIATES, L.L.C.
                 -------------------------------
           CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS




                   INDEPENDENT AUDITORS' REPORT


Board of Directors
Lazarus Industries, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Lazarus Industries, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000, and from the date of inception on December 31, 1985 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lazarus Industries, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and from the date of inception on December 31, 1985 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
January 30, 2002



-----------------------------------------------------------------------------
 50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
       Telephone (801) 328-4408 * Facsimile (801) 328-4461
------------------------------------------------------------------------------

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                          Balance Sheet


                              ASSETS

                                                              December 31,
                                                                 2001
                                                             -------------
CURRENT ASSETS

  Cash in bank                                               $     23,629
                                                             -------------

    Total Current Assets                                           23,629
                                                             -------------

    TOTAL ASSETS                                             $     23,629
                                                             =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accrued liabilities                                        $        426
                                                             -------------

    Total Current Liabilities                                         426
                                                             -------------

    Total Liabilities                                                 426
                                                             -------------

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000 shares
   authorized; 7,485,417 issued and outstanding                     7,486
  Additional paid-in capital                                      285,028
  Deficit accumulated during the development stage               (269,311)
                                                             -------------

    Total Stockholders' Equity                                     23,203
                                                             -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     23,629
                                                             =============





The accompanying notes are an integral part of these financial statements.

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                     Statements of Operations

                                                                 From
                                                                 Inception on
                                                                 December 31,
                                         For the Years Ended     1985 through
                                             December 31,        December 31,
                                          2001          2000     2001
                                    -------------- ------------- -------------

REVENUES                            $           -  $          -  $          -
                                    -------------- ------------- -------------
EXPENSES

  General and administrative                6,911         4,576       118,042
                                    -------------- ------------- -------------

    Total Expenses                          6,911         4,576       118,042
                                    -------------- ------------- -------------

LOSS FROM OPERATIONS                       (6,911)       (4,576)     (118,042)
                                    -------------- ------------- -------------

OTHER INCOME (EXPENSE)

  Interest income                             555         1,321         3,997
  Interest expense                              -          (130)         (352)
  Loss from discontinued operations             -             -      (154,914)
                                    -------------- ------------- -------------

    Total Other Income (Expense)              555         1,191      (151,269)
                                    -------------- ------------- -------------

NET LOSS                            $      (6,356) $     (3,385) $   (269,311)
                                    ============== ============= =============

BASIC LOSS PER SHARE                $       (0.00) $      (0.00)
                                    ============== =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     7,485,417     7,485,417
                                    ============== =============







The accompanying notes are an integral part of these financial statements.



                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
  From Inception on December 31, 1985 through December 31, 2001

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

Shares issued in acquisition of
  wholly-owned subsidiary at
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

                                20

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Continued)
  From Inception on December 31, 1985 through December 31, 2001

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

                                21

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Continued)
  From Inception on December 31, 1985 through December 31, 2001


                                                                         Deficit
                                                                         Accumulated
                                                            Additional   During the
                                        Common Stock        Paid-in      Development
                                    Shares         Amount   Capital      Stage
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1996          2,952,083  $     2,952  $   151,962  $   (156,566)

December 2, 1997 shares issued to
 officers at $0.03 per share for
 services                           3,000,000        3,000       87,000             -

Net loss for the year ended
  December 31, 1997                        -            -            -        (90,669)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1997          5,952,083        5,952      238,962      (247,235)

January 12, 1998 shares issued
 for cash at $0.03 per share        1,116,667        1,117       32,382             -

March 10, 1998 shares issued for
 cash at $0.03 per share              416,667          417       12,084             -

Net loss for the year ended
 December 31, 1998                         -            -            -         (5,785)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1998          7,485,417        7,486      283,428      (253,020)

Net loss for the year ended
 December 31, 1999                          -            -            -        (6,550)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1999          7,485,417        7,486      283,428      (259,570)

Contributed capital                         -            -        1,600             -

Net loss for the year ended
 December 31, 2000                          -            -           -         (3,385)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 2000          7,485,417        7,486      285,028      (262,955)

Net loss for the year ended
 December 31, 2001                          -            -            -        (6,356)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 2001          7,485,417  $     7,486  $   285,028  $   (269,311)
                                 ============= ============ ============ =============


The accompanying notes are an integral part of these financial statements.




                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows

                                                                         From
                                                                         Inception on
                                                                         December 31,
                                                 For the Years Ended     1985 through
                                                     December 31,        December 31,
                                                  2001         2000      2001
                                             ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                   $     (6,356) $     (3,385) $   (269,311)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Stock for services                                  -             -        90,000
  Change in operating assets and liabilities:
    Increase in taxes payable                           -          (100)         (100)
    Increase in accounts payable - related party        -        (2,221)          222
    Increase in accrued liabilities                     -           204           308
    Increase in accounts payable                        -            (4)           (4)
                                             ------------- ------------- -------------

      Net Cash (Used) by Operating Activities      (6,356)       (5,506)     (178,885)
                                             ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                    -             -             -
                                             ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net stock offering proceeds                           -             -       200,914
  Contributed capital                                   -         1,600         1,600
                                             ------------- ------------- -------------

      Net Cash Provided by Financing
       Activities                                       -         1,600       202,514
                                             ------------- ------------- -------------

INCREASE (DECREASE) IN CASH                        (6,356)       (3,906)       23,629

CASH AT BEGINNING OF PERIOD                        29,985        33,891             -
                                             ------------- ------------- -------------

CASH AT END OF PERIOD                        $     23,629  $     29,985  $     23,629
                                             ============= ============= =============

CASH PAID FOR:

  Taxes                                      $          -  $          -  $      1,400
  Interest                                   $          -  $        130  $          -







The accompanying notes are an integral part of these financial statements.



                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Organization

     Lazarus Industries, Inc. (the "Company") was incorporated under the laws of the State of Utah on December 31, 1985. The Company was incorporated for the purpose of engaging in the business of developing, manufacturing and marketing proprietary medical devices. In 1991, the Company discontinued its operations, and liquidated its assets leaving the Company dormant until 1996 when the Company began to seek merging with an existing, operating company.

     b.  Provision for Taxes

     At December 31, 2001, the Company had net operating loss carryforwards of approximately $114,092 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                      For the Years Ended
                                                         December 31,
                                                        2001        2000
                                                   ------------ -------------

     Income tax benefit at statutory rate          $    (2,416) $     (1,287)
     Change in valuation allowance                       2,416         1,287
                                                   ------------ -------------

                                                   $         -  $          -
                                                   ============ =============

     Deferred tax assets (liabilities) are comprised of the following:

                                                       For the Years Ended
                                                           December 31,
                                                         2001        2000
                                                  ------------- -------------
      Income tax benefit at statutory rate        $    (43,355) $    (40,940)
      Change in valuation allowance                     43,355        40,940
                                                  ------------- -------------

                                                  $          -  $          -
                                                  ============= =============

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
                    December 31, 2001 and 2000

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

     f.  Basic Loss Per Share

     The computation of basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                                          December 31,
                                                     2001           2000
                                                 -------------- -------------
     Numerator - (loss)                          $      (6,356) $     (3,385)
     Denominator - weighted average number of
       shares outstanding                            7,485,417     7,485,417
                                                 -------------- -------------

     Basic loss per share                        $       (0.00) $      (0.00)
                                                 ============== =============

     g.  Newly Issued Accounting Pronouncements


     SFAS No.'s 141 and 142   In June 2001, the Financial Accounting Standards
Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No.142 is applied in its entirety, which was September 30, 2001.

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
                    December 31, 2001 and 2000

     g.  Newly Issued Accounting Pronouncements (Continued)

     SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations The adoption of this principle had no material effect on the company's consolidated financial statements.

     SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant.
Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill be adjusted to the implied fair value.

     SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain o loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
                    December 31, 2001 and 2000

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