Form 10QSB
period 2002-03-31
LAZARUS INDUSTRIES INC
filed 2002-05-10
CIK 789868

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
   ____________________________________________________________

(Mark one)
 [ XX ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

 [    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

  _____________________________________________________________

                 Commission File Number: 0-27351

                     LAZARUS INDUSTRIES, INC.
  --------------------------------------------------------------
(Exact Name of small business issuer as specified in its charter)

         Utah                                               87-0445575
-----------------------                             -----------------------
(State of Incorporation)                            (IRS Employer ID Number)


     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
    ---------------------------------------------------------
             (Address of principal executive offices)

                           (801) 532-7851
                     ------------------------
                   (Issuer's telephone number)



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

Transitional Small Business Disclosure Format (check one):   YES [ ]  NO [X]

                     LAZARUS INDUSTRIES, INC.

         Form 10-QSB for the Quarter ended March 31, 2002

                        Table of Contents

Part I - Financial Information                                          Page

         Item 1.  Financial Statements..................................  3

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation .................................... 11

Part II - Other Information

         Item 1.  Legal Proceedings....................................  13

         Item 2.  Changes in Securities................................  13

         Item 3.  Defaults Upon Senior Securities......................  13

         Item 4.  Submission of Matters to a Vote of Security Holders..  13

         Item 5.  Other Information....................................  13

         Item 6.  Exhibits and Reports on Form 8-K.....................  13

Signatures.............................................................  13

                          PART I ITEM 1
                       FINANCIAL STATEMENTS

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                      March 31,   December 31,
                                                        2002         2001
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

  Cash in bank                                     $     21,894  $     23,629
                                                   ------------- -------------

     Total Current Assets                                21,894        23,629
                                                   ------------- -------------

     TOTAL ASSETS                                  $     21,894  $     23,629
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 $          -  $          -
  Accrued liabilities                                       426           426
                                                   ------------- -------------

     Total Current Liabilities                              426           426
                                                   ------------- -------------

     Total Liabilities                                      426           426
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000
   shares authorized; 7,485,417 issued and
   outstanding                                            7,486         7,486
  Capital in excess of par value                        285,028       285,028
  Deficit accumulated during the development stage     (271,046)     (269,311)
                                                   ------------- -------------

     Total Stockholders' Equity                          21,468        23,203
                                                   ------------- -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     21,894  $     23,629
                                                   ============= =============




The accompanying notes are an integral part of these financial statements.

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                     From
                                                                 Inception on
                                                                 December 31,
                                     For the Three Months Ended  1985 through
                                              March 31,           March 31,
                                         2002          2001          2002
                                     ------------- ------------- -------------
REVENUES                             $          -  $          -  $          -

EXPENSES

  General and administrative                1,765         1,780       119,807
                                     ------------- ------------- -------------

     Total Expenses                         1,765         1,780       119,807
                                     ------------- ------------- -------------

LOSS FROM OPERATIONS                       (1,765)       (1,780)     (119,807)
                                     ------------- ------------- -------------

OTHER INCOME (EXPENSE)

  Interest income                              30           285         4,027
  Interest expense                              -             -          (352)
  Loss from discontinued operations             -             -      (154,914)
                                     ------------- ------------- -------------

     Total Other Income (Expense)              30           285      (151,239)
                                     ------------- ------------- -------------

NET LOSS                             $     (1,735) $     (1,495) $   (271,046)
                                     ============= ============= =============

BASIC LOSS PER SHARE                 $      (0.00) $      (0.00)
                                     ============= =============












The accompanying notes are an integral part of these financial statements.



                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From Inception on December 31, 1985 through March 31, 2002

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


                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Continued)
    From Inception on December 31, 1985 through March 31, 2002

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


                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Continued)
    From Inception on December 31, 1985 through March 31, 2002


                                                                         Deficit
                                                                         Accumulated
                                                            Additional   During the
                                        Common Stock        Paid-in      Development
                                    Shares         Amount   Capital      Stage
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1996          2,952,083  $     2,952  $   151,962  $   (156,566)

December 2, 1997 shares issued to
 officers at $0.03 per share for
 services                           3,000,000        3,000       87,000             -

Net loss for the year ended
  December 31, 1997                        -            -            -        (90,669)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1997          5,952,083        5,952      238,962      (247,235)

January 12, 1998 shares issued
 for cash at $0.03 per share        1,116,667        1,117       32,382             -

March 10, 1998 shares issued for
 cash at $0.03 per share              416,667          417       12,084             -

Net loss for the year ended
 December 31, 1998                         -            -            -         (5,785)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1998          7,485,417        7,486      283,428      (253,020)

Net loss for the year ended
 December 31, 1999                          -            -            -        (6,550)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1999          7,485,417        7,486      283,428      (259,570)

Contributed capital                         -            -        1,600             -

Net loss for the year ended
 December 31, 2000                          -            -           -         (3,385)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 2000          7,485,417        7,486      285,028      (262,955)

Net loss for the year ended
 December 31, 2001                          -            -            -        (6,356)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 2001          7,485,417  $     7,486  $   285,028  $   (269,311)
                                 ------------- ------------ ------------ -------------


The accompanying notes are an integral part of these financial statements.




                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Continued)
    From Inception on December 31, 1985 through March 31, 2002


                                                                         Deficit
                                                                         Accumulated
                                                            Additional   During the
                                        Common Stock        Paid-in      Development
                                    Shares         Amount   Capital      Stage
                                 ------------- ------------ ------------ -------------
Balance, December 31, 2001          7,485,417  $     7,486  $   285,028  $   (269,311)

Net loss for the three months
 ended March 31, 2002 (unaudited)           -            -            -        (1,735)
                                 ------------- ------------ ------------ -------------
Balance, March 31, 2001
 (unaudited)                        7,485,417  $     7,486  $   285,028  $   (271,046)
                                 ============= ============ ============ =============






The accompanying notes are an integral part of these financial statements.


                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                            From
                                                                         Inception on
                                                                         December 31,
                                             For the Three Months Ended  1985 through
                                                      March 31,           March 31,
                                                 2002          2001          2002
                                             ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                    $     (1,735) $     (1,495) $   (271,046)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
    Stock issued for services                           -             -        90,000
 Change in operating assets and liabilities:
    Increase in taxes payable                           -             -          (100)
    Increase in accounts payable -
      related party                                     -             -           222
    Increase in accounts payable                        -         3,410            (4)
    Increase in accrued liabilities                     -             -           308
                                             ------------- ------------- -------------

     Net Cash (Used) by Operating Activities       (1,735)       (2,905)     (180,620)
                                             ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                    -             -             -
                                             ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Contributed capital for expenses                       -             -         1,600
 Net stock offering proceeds                            -             -       200,914
                                             ------------- ------------- -------------

     Net Cash Provided by Financing Activities          -             -       202,514
                                             ------------- ------------- -------------

INCREASE (DECREASE) IN CASH                        (1,735)       (2,905)       21,894

CASH AT BEGINNING OF PERIOD                        23,629        29,985             -
                                             ------------- ------------- -------------

CASH AT END OF PERIOD                        $     21,894  $     27,080  $     21,894
                                             ============= ============= =============

CASH PAID FOR:

  Taxes                                      $          -  $          -  $      1,400
  Interest                                   $          -  $          -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for services           $          -  $          -  $     90,000


The accompanying notes are an integral part of these financials statements.


                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
               March 31, 2002 ad December 31, 2001

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                         PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(1)  Caution Regarding Forward-Looking Information

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) volatility of the stock market; and (iii) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

(2)  Plan of Operation

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

(3)  Results of Operations

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

Three Months periods Ended March 31, 2002 and 2001

     During the preceding year, the Company has not experienced any material changes in results of operation. During the quarter ended March 31, 2002, the Company had $1,765 in general and administrative expenses, as compared to $1,780 in expenses for the quarter ended March 31, 2001. All of such expenses were incurred in connection with the Company's ongoing reporting activities.

     The Company has realized a net loss for the three months ended March 31, 2002 and 2001, of $1,735 and $1,495, respectively; and a net loss since inception of $271,046.

(4)  Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At March 31, 2002, the Company had working capital of approximately $21,468, as compared to $23,203, at December 31, 2001. Working capital as of both dates consists of short-term investments, and cash and cash equivalents, less current liabilities. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended March 31, 2002, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LAZARUS INDUSTRIES, INC.


May 10, 2002                        /s/ Jack M. Gertino
                                    -----------------------------------------
                                    Jack M. Gertino
                                    President and Chief Financial Officer