Form 10QSB
period 2002-06-30
LAZARUS INDUSTRIES INC
filed 2002-08-14
CIK 789868

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
   ____________________________________________________________

(Mark one)
     XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________


  _____________________________________________________________

                 Commission File Number: 0-27351

                     LAZARUS INDUSTRIES, INC.
                     ------------------------
(Exact Name of small business issuer as specified in its charter)

         Utah                                             87-0445575
--------------------------                           -----------------------
(State of Incorporation)                             (IRS Employer ID Number)


     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
     --------------------------------------------------------
             (Address of principal executive offices)

                           (801) 532-7851
                      ---------------------
                   (Issuer's telephone number)

   ____________________________________________________________


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[XX] NO[ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     7,485,417 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one):   YES [ ]   NO [XX]

                     LAZARUS INDUSTRIES, INC.

         Form 10-QSB for the Quarter ended June 30, 2002

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

                          PART I ITEM 1
                       FINANCIAL STATEMENTS

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                      June 30,    December 31,
                                                        2002         2001
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

  Cash in bank                                     $     19,830  $     23,629
                                                   ------------- -------------

    Total Current Assets                                 19,830        23,629
                                                   ------------- -------------

    TOTAL ASSETS                                   $     19,830  $     23,629
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 $          -  $          -
  Accrued liabilities                                       426           426
                                                   ------------- -------------

    Total Current Liabilities                               426           426
                                                   ------------- -------------

    Total Liabilities                                       426           426
                                                   ------------- -------------

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000
   shares authorized; 7,485,417 issued and
   outstanding                                            7,486         7,486
  Capital in excess of par value                        285,028       285,028
  Deficit accumulated during the development stage     (273,110)     (269,311)
                                                   ------------- -------------

    Total Stockholders' Equity                           19,404        23,203
                                                   ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     19,830  $     23,629
                                                   ============= =============


The accompanying notes are an integral part of these financial statements.


                          LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                          Statements of Operations
                                 (Unaudited)


                                                                                        From
                                                                                    Inception on
                                       For the                  For the              December 31,
                                  Three Months Ended        Six Months Ended        1985 Through
                                       June 30,                  June 30,              June 30,
                                 2002           2001         2002          2001          2002
                             ------------- ------------- ------------- ------------- -------------
REVENUES                     $          -  $          -  $          -  $          -  $          -

EXPENSES

  General and administrative        2,091           763         3,856        10,043       121,898
                             ------------- ------------- ------------- ------------- -------------

    Total Expenses                  2,091           763         3,856        10,043       121,898
                             ------------- ------------- ------------- ------------- -------------

LOSS FROM OPERATIONS               (2,091)         (763)       (3,856)      (10,043)     (121,898)
                             ------------- ------------- ------------- ------------- -------------

OTHER INCOME (EXPENSE)

  Interest income                      27           131            57           416         4,054
  Interest expense                      -             -             -             -          (352)
  Loss from discontinued
    operations                          -             -             -             -      (154,914)
                             ------------- ------------- ------------- ------------- -------------
    Total Other Income
     (Expense)                         27           131            57           416      (151,212)
                             ------------- ------------- ------------- ------------- -------------

NET LOSS                     $     (2,064) $       (632) $     (3,799) $     (9,627) $   (273,110)
                             ============= ============= ============= ============= =============

BASIC LOSS PER SHARE         $      (0.00) $      (0.00) $      (0.00) $      (0.00)
                             ============= ============= ============= =============
WEIGHTED AVERAGE
 OUTSTANDING SHARES             7,485,417     7,485,417     7,485,417     7,485,417
                             ============= ============= ============= =============



 The accompanying notes are an integral part of these financial statements.



                          LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                     Statements of Stockholders' Equity
          From Inception on December 31, 1985 through June 30, 2002

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


                          LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
               Statements of Stockholders' Equity (Continued)
          From Inception on December 31, 1985 through June 30, 2002

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


                          LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
               Statements of Stockholders' Equity (Continued)
          From Inception on December 31, 1985 through June 30, 2002


                                                                         Deficit
                                                                         Accumulated
                                                            Additional   During the
                                        Common Stock        Paid-in      Development
                                    Shares         Amount   Capital      Stage
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1996          2,952,083  $     2,952  $   151,962  $   (156,566)

December 2, 1997 shares issued to
 officers at $0.03 per share for
 services                           3,000,000        3,000       87,000             -

Net loss for the year ended
  December 31, 1997                        -            -            -        (90,669)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1997          5,952,083        5,952      238,962      (247,235)

January 12, 1998 shares issued
 for cash at $0.03 per share        1,116,667        1,117       32,382             -

March 10, 1998 shares issued for
 cash at $0.03 per share              416,667          417       12,084             -

Net loss for the year ended
 December 31, 1998                         -            -            -         (5,785)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1998          7,485,417        7,486      283,428      (253,020)

Net loss for the year ended
 December 31, 1999                          -            -            -        (6,550)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1999          7,485,417        7,486      283,428      (259,570)

Contributed capital                         -            -        1,600             -

Net loss for the year ended
 December 31, 2000                          -            -           -         (3,385)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 2000          7,485,417        7,486      285,028      (262,955)

Net loss for the year ended
 December 31, 2001                          -            -            -        (6,356)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 2001          7,485,417        7,486      285,028      (269,311)

Net loss for the six months
 ended June 30, 2002 (unaudited)            -            -            -        (3,799)
                                 ------------- ------------ ------------ -------------

Balance, June 30, 2002 (unaudited)  7,485,417  $     7,486  $   285,028  $   (273,110)
                                 ============= ============ ============ =============



 The accompanying notes are an integral part of these financial statements.

                                      7

                          LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)
                                                                                          From
                                                                                      Inception on
                                                                                      December 31,
                                                            For the Six Months Ended  1985 through
                                                                     June 30,           June 30,
                                                                2002         2001         2002
                                                           ------------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                 $     (3,799) $    (9,627) $   (273,110)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Stock issued for services                                         -            -        90,000
  Change in operating assets and liabilities:
    Increase in taxes payable                                         -            -          (100)
    Increase in accounts payable - related party                      -            -           222
    Increase in accounts payable                                      -        6,090           308
    Increase in accrued liabilities                                   -            -            (4)
                                                           ------------- ------------ -------------

      Net Cash Used by Operating Activities                      (3,799)      (3,537)     (182,684)
                                                           ------------- ------------ -------------

CASH FLOWS FROM INVESTING ACTIVITIES                                  -            -             -
                                                           ------------- ------------ -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Contributed capital for expenses                                    -            -         1,600
  Net stock offering proceeds                                         -            -       200,914
                                                           ------------- ------------ -------------

      Net Cash Provided by Financing Activities                       -            -       202,514
                                                           ------------- ------------ -------------

INCREASE (DECREASE) IN CASH                                      (3,799)      (3,537)       19,830

CASH AT BEGINNING OF PERIOD                                      23,629       29,985             -
                                                           ------------- ------------ -------------

CASH AT END OF PERIOD                                      $     19,830  $    26,448  $     19,830
                                                           ============= ============ =============
CASH PAID FOR:

  Taxes                                                    $          -  $         -  $      1,400
  Interest                                                 $          -  $         -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for services                         $          -  $         -  $     90,000


 The accompanying notes are an integral part of these financial statements.
                                      8


                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
               June 30, 2002 and December 31, 2001

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

(2)  Plan of Operation

     The Company's current operating plan is to (a) cover the administrative and reporting requirements of a public company; and (b) search for, and investigate, potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company, and there can be no assurance that the Company will be able to identify any such business, product, technology or entity suitable for an acquisition or reorganization transaction. Moreover, there can be no assurance the Company will be successful in its efforts to enter into or consummate an acquisition or reorganization transaction on terms favorable or beneficial to the Company and its shareholders, or that it, or its successor, will be able to effectively manage the business opportunity the Company acquires or becomes engaged in.

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

Three and Six Months periods Ended June 30, 2002 and 2001

     During the preceding year, the Company has not experienced any material changes in results of operation. During the quarter ended June 30, 2002, the Company had $2,091 in general and administrative expenses, as compared to $763 in expenses for the quarter ended June 30, 2001. During the six months ended June 30, 2002, the Company had $3,856 in general and administrative expenses, as compared to $10,043 for the six months ended June 30, 2001. All of such expenses were incurred in connection with the Company's ongoing reporting activities.

     The Company has realized a net loss for the three months ended June 30, 2002 and 2001, of $2,064 and $632, respectively; a net loss for the six months ended June 30, 2002 and 2001, of $3,799 and $9,627, respectively; and a net loss since inception of $273,110.

(4)   Liquidity and Capital Resources

      The Company has not experienced a material change in financial condition over the past year. At June 30, 2002, the Company had working capital of approximately $19,404, as compared to $23,203, at December 31, 2001. Working capital as of both dates consists of short-term investments, and cash and cash equivalents, less current liabilities. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended June 30, 2002, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LAZARUS INDUSTRIES, INC.


August 13, 2002                    /s/ Jack M. Gertino
                                  -------------------------------
                                  Jack M. Gertino
                                  President and Chief Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Lazarus Industries, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack M. Gertino, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 13, 2002            /s/ Jack M. Gertino
                                  ---------------------------------------
                                  Jack M. Gertino
                                  President and Chief Financial Officer