Form 10QSB
period 2002-09-30
LAZARUS INDUSTRIES INC
filed 2002-10-25
CIK 789868

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
       ___________________________________________________

(Mark one)
    [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2002

    [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT OF 1934

           For the transition period from ______ to _______

       ___________________________________________________

                 Commission File Number: 0-27351

                     LAZARUS INDUSTRIES, INC.
                     ________________________
(Exact Name of small business issuer as specified in its charter)

              Utah                                    87-0445575
     ________________________                    _______________________
     (State of Incorporation)                   (IRS Employer ID Number)


     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
    __________________________________________________________
             (Address of principal executive offices)

                          (801) 532-7851
                    __________________________
                   (Issuer's telephone number)



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

Transitional Small Business Disclosure Format (check one):   YES_[ ]  NO [X]

                     LAZARUS INDUSTRIES, INC.

       Form 10-QSB for the Quarter ended September 30, 2002

                        Table of Contents

Part I - Financial Information                                           Page

    Item 1.  Financial Statements                                           3

    Item 2.  Management's Discussion and Analysis or Plan of Operation     10

    Item 3.  Controls and Procedures                                       11

Part II - Other Information

    Item 1.  Legal Proceedings                                             12

    Item 2.  Changes in Securities                                         12

    Item 3.  Defaults Upon Senior Securities                               12

    Item 4.  Submission of Matters to a Vote of Security Holders           12

    Item 5.  Other Information                                             12

    Item 6.  Exhibits and Reports on Form 8-K                              12

Signatures                                                                 12

Certification                                                              13

                         PART I - ITEM 1
                       FINANCIAL STATEMENTS

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                   September 30, December 31,
                                                        2002         2001
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

  Cash in bank                                     $     18,741  $     23,629
                                                   ------------- -------------

     Total Current Assets                                18,741        23,629
                                                   ------------- -------------

     TOTAL ASSETS                                  $     18,741  $     23,629
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 $          -  $          -
  Accrued liabilities                                       426           426
                                                   ------------- -------------

    Total Current Liabilities                               426           426
                                                   ------------- -------------

    Total Liabilities                                       426           426
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 50,000,000
   shares authorized; 7,485,417 issued and
   outstanding                                            7,486         7,486
  Capital in excess of par value                        285,028       285,028
  Deficit accumulated during the development stage     (274,199)     (269,311)
                                                   ------------- -------------

    Total Stockholders' Equity                           18,315        23,203
                                                   ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     18,741  $     23,629
                                                   ============= =============




The accompanying notes are an integral part of these financial statements.


                          LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                          Statements of Operations
                                 (Unaudited)

                                                                                         From
                                                                                     Inception on
                                        For the                  For the              December 31,
                                   Three Months Ended        Nine Months Ended       1985 Through
                                     September 30,              September 30,        September 30,
                                 2002           2001         2002           2001         2002
                             ------------- ------------- ------------- ------------- -------------
REVENUES                     $          -  $          -  $          -  $          -  $          -

EXPENSES

  General and administrative        1,116         1,007         4,972        11,050       123,014
                             ------------- ------------- ------------- ------------- -------------

    Total Expenses                  1,116         1,007         4,972        11,050       123,014
                             ------------- ------------- ------------- ------------- -------------

LOSS FROM OPERATIONS               (1,116)       (1,007)       (4,972)      (11,050)     (123,014)
                             ------------- ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSE)

  Interest income                      27            89            84           505         4,081
  Interest expense                      -             -             -             -          (352)
  Loss from discontinued
   operations                           -             -             -             -      (154,914)
                             ------------- ------------- ------------- ------------- -------------
    Total Other Income
    (Expense)                          27            89            84           505      (151,185)
                             ------------- ------------- ------------- ------------- -------------

NET LOSS                     $     (1,089) $       (918) $     (4,888) $    (10,545) $   (274,199)
                             ============= ============= ============= ============= =============

BASIC LOSS PER SHARE         $      (0.00) $      (0.00) $      (0.00) $      (0.00)
                             ============= ============= ============= =============
WEIGHTED AVERAGE
 OUTSTANDING SHARES             7,485,417     7,485,417     7,485,417     7,485,417
                             ============= ============= ============= =============




 The accompanying notes are an integral part of these financial statements.

                          LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                     Statements of Stockholders' Equity
       From Inception on December 31, 1985 through September 30, 2002

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

                          LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
               Statements of Stockholders' Equity (Continued)
       From Inception on December 31, 1985 through September 30, 2002

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

                          LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
               Statements of Stockholders' Equity (Continued)
       From Inception on December 31, 1985 through September 30, 2002

                                                                         Deficit
                                                                         Accumulated
                                                            Additional   During the
                                        Common Stock        Paid-in      Development
                                    Shares         Amount   Capital      Stage
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1996          2,952,083  $     2,952  $   151,962  $   (156,566)

December 2, 1997 shares issued to
 officers at $0.03 per share for
 services                           3,000,000        3,000       87,000             -

Net loss for the year ended
  December 31, 1997                        -            -            -        (90,669)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1997          5,952,083        5,952      238,962      (247,235)

January 12, 1998 shares issued
 for cash at $0.03 per share        1,116,667        1,117       32,382             -

March 10, 1998 shares issued for
 cash at $0.03 per share              416,667          417       12,084             -

Net loss for the year ended
 December 31, 1998                         -            -            -         (5,785)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1998          7,485,417        7,486      283,428      (253,020)

Net loss for the year ended
 December 31, 1999                          -            -            -        (6,550)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1999          7,485,417        7,486      283,428      (259,570)

Contributed capital                         -            -        1,600             -

Net loss for the year ended
 December 31, 2000                          -            -           -         (3,385)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 2000          7,485,417        7,486      285,028      (262,955)

Net loss for the year ended
 December 31, 2001                          -            -            -        (6,356)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 2001          7,485,417        7,486      285,028      (269,311)

Net loss for the nine months
 ended September 30, 2002
 (unaudited)                                -            -            -        (4,888)
                                 ------------- ------------ ------------ -------------
Balance, September 30, 2002
(unaudited)                         7,485,417  $     7,486  $   285,028  $   (274,199)
                                 ============= ============ ============ =============





 The accompanying notes are an integral part of these financial statements.

                          LAZARUS INDUSTRIES, INC.
                        (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)
                                                                                           From
                                                                                        Inception on
                                                                                        December 31,
                                                           For the Nine Months Ended    1985 through
                                                                  September 30,         September 30,
                                                               2002           2001         2002
                                                          -------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                 $      (4,888) $    (10,545) $    (274,199)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Stock issued for services                                          -             -         90,000
 Change in operating assets and liabilities:
   Increase in taxes payable                                          -             -           (100)
   Increase in accounts payable - related party                       -             -            222
   Increase in accounts payable                                       -         6,091            308
   Increase in accrued liabilities                                    -             -             (4)
                                                          -------------- ------------- --------------

     Net Cash Used by Operating Activities                       (4,888)       (4,454)      (183,773)
                                                          -------------- ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES                                  -             -              -
                                                          -------------- ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Contributed capital for expenses                                     -             -          1,600
 Net stock offering proceeds                                          -             -        200,914
                                                          -------------- ------------- --------------

     Net Cash Provided by Financing Activities                        -             -        202,514
                                                          -------------- ------------- --------------

INCREASE (DECREASE) IN CASH                                      (4,888)       (4,454)        18,741

CASH AT BEGINNING OF PERIOD                                      19,830        29,985              -
                                                          -------------- ------------- --------------

CASH AT END OF PERIOD                                     $      18,741  $     25,531  $      18,741
                                                          ============== ============= ==============

CASH PAID FOR:

  Taxes                                                   $           -  $          -  $      1,400
  Interest                                                $           -  $          -  $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Common stock issued for services                        $           -  $          -  $     90,000







 The accompanying notes are an integral part of these financial statements.

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
             September 30, 2002 and December 31, 2001

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

Item 2 - Management's Discussion and analysis or Plan of Operation

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

Three and Nine Months periods ended September 30, 2002 and 2001

     During the preceding year, the Company has not experienced any material changes in results of operation. During the quarter ended September 30, 2002, the Company had $1,116 in general and administrative expenses, as compared to $1,007 in expenses for the quarter ended September 30, 2001. During the nine months ended September 30, 2002, the Company had $4,972 in general and administrative expenses, as compared to $11,050,for the nine months ended September 30, 2001. All of such expenses were incurred in connection with the Company's ongoing reporting activities.

     The Company has realized a net loss for the three months ended September 30, 2002 and 2001, of $1,089 and $918 respectively; a net loss for the nine months ended September 30, 2002 and 2001, of $4,888 and $10,545, respectively; and a net loss since inception of $274,199.

(4)  Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At September 30, 2002, the Company had working capital of approximately $18,315, as compared to $23,203, at December 31, 2001. Working capital as of both dates consists of short-term investments, and cash and cash equivalents, less current liabilities. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

Item 3 - Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company, Jack M. Gertino, concluded that the Company's disclosure controls and procedures were adequate.

     (b) Internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer, Jack M. Gertino.

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

     During the quarter ended September 30, 2002, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         None.

                            SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LAZARUS INDUSTRIES, INC.


October 22, 2002                      /s/ Jack M. Gertino
                                      -----------------------------
                                      Jack M. Gertino
                                      Chief Executive Officer and Chief
                                      Financial Officer

                          CERTIFICATION

     I, Jack M. Gertino, Chief Executive Officer and Chief Financial Officer of the Company, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Lazarus Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 Date: October 22, 2002                  /s/ Jack M. Gertino
                                        --------------------------------------
                                        Jack M. Gertino
                                        Chief Executive Officer and Chief
                                        Financial Officer