Form 10KSB
period 2002-12-31
LAZARUS INDUSTRIES INC
filed 2003-04-15
CIK 789868

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the fiscal year ended December 31, 2002

                 Commission File Number:  0-27351

                     LAZARUS INDUSTRIES, INC.
       ----------------------------------------------------
      (Exact name of Registrant as specified in its Charter)

                 UTAH                               87-0445575
     -------------------------------             ------------------
     (State or other Jurisdiction of             (I.R.S. Employer
     Incorporation or Organization)              Identification No.)


     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
  --------------------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number including Area Code:  (801) 532-7851

                         (Not applicable)
 ---------------------------------------------------------------
       Former name, former address and former fiscal year,
                   if changed since last report.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed on the basis of the last sale price on February 13, 2003, of $0.11, was $472,491.

As of April 11, 2003, the Registrant had outstanding 7,485,417 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format: Yes [  ] No [ X ]

Documents Incorporated by Reference:  None.

                        TABLE OF CONTENTS

                     ITEM NUMBER AND CAPTION

PART I
------
                                                                      Page No.
                                                                      -------
Item 1.  Description of Business............................................1
Item 2.  Description of Property...........................................10
Item 3.  Legal Proceedings.................................................11
Item 4.  Submission or Matters to a Vote of Security Holders...............11

PART II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters..........11
Item 6.  Management's Discussion and Analysis or Plan of Operation.........12
Item 7.  Financial Statements..............................................14
Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure..........................................14

PART III
--------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act.................14
Item 10. Executive Compensation............................................17
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters........................18
Item 12. Certain Relationships and Related Transactions....................19
Item 13. Exhibits and Reports on Form 8-K..................................20
Item 14. Controls and Procedures...........................................21
Signatures.................................................................22
Certifications.............................................................23

The information contained in this Form 10-KSB for the fiscal year ended December 31, 2002, is as of the latest practicable date except for financial information, which relates to the fiscal year.

                              PART I

                 ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

     Lazarus Industries, Inc. (the "Company") is a Utah corporation formed on December 31, 1985. The Company was originally organized for the purpose of creating a capital resource fund to seek, investigate, and, if warranted,
acquire or participate in a favorable business opportunity.   In 1988, the
Company entered into a reorganization transaction with Lazarus Medical Innovations, Inc., to become engaged in the manufacture and marketing of medical devices. This business was discontinued in 1991. The Company was dormant from 1991 until the end of 1997, when the Company began efforts to reactivate its business in order to seek a business opportunity to acquire.

     The Company was inactive until January, 2003, when the Company entered into a Stock Exchange Agreement with American Dairy Holdings, Inc. ("American Dairy"), a Delaware corporation, and American Dairy's shareholders, providing for the acquisition of American Dairy in a reverse acquisition, described below. Lazarus is a public company whose securities are quoted on the over-the-counter Bulletin Board under the symbol "LAZS."

DESCRIPTION OF EXCHANGE AGREEMENT

     The Company has entered into an Exchange Agreement with American Dairy Holdings, Inc. ("American Dairy"), a Delaware corporation, and the shareholders of American Dairy, providing for the acquisition of all of the shares of American Dairy, in exchange for the issuance of a total of 9,650,000 post-split shares of common stock of the Company to the American Dairy shareholders. Following closing, the American Dairy shareholders will own approximately 96% of the outstanding stock of the Company. The Exchange Agreement contemplates, at closing, a one-for-nineteen reverse split; a change in the name of the Company to "American Dairy, Inc."; and the approval of the Company's 2003 Stock Incentive Plan. These actions have been approved by holders of approximately 66% of the outstanding stock of the Company. The Company plans to mail an Information Statement, concerning this transaction on or about April 15, 2003 and expects that this transaction will close on approximately May 6, 2003. Following the completion of the Acquisition, the operations of American Dairy will become the principal operations of the Company.

     American owns 100% of the registered capital and members' equity of Heilongjiang Feihe Dairy Co., Limited, organized under the laws of the People's Republic of China ("Feihe Dairy"). Feihe Dairy owns 100% of the registered capital and members' equity of Heilongjiang Sanhao Dairy Co., Limited, organized under the laws of the People's Republic of China ("PRC"). A report on Form 8-K was filed on January 21, 2003, and amended on March 5, 2003, reporting the proposed transaction and is incorporated herein by reference.

     When the transaction is consummated, the name of Lazarus will be changed to "American Dairy, Inc." or such similar name as selected by American Dairy. In addition, it is contemplated that upon closing, officers and directors of American Dairy will be appointed, and the current officers and directors of Lazarus will resign.

     For additional details concerning this transaction, reference is made to the Company's Information Statement dated April 15, 2003, on file with the U.S. Securities & Exchange Commission, which is incorporated herein by reference.

BUSINESS OF AMERICAN DAIRY

General

     American Dairy's operations are conducted through its wholly-owned subsidiary, Heilongjiang Feihe Dairy Group Limited ("Feihe Dairy"), and Feihe's subsidiary, Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy"), both of which are enterprises organized in the People's Republic of China ("PRC"). Feihe Dairy (http://www.feihe.com) is a commercial producer of milk powder in the PRC. Feihe Dairy engages in the production and distribution of milk powder, soybean milk powder and dairy products in the PRC. The principal activity of Sanhao Dairy is the production and supply of processed milk to Feihe Dairy. The products are sold under the registered trademarks "Feihe", "Yinhe," "Jinhe" and "Xinghua."

     The production facilities of Feihe Dairy are situated in Qingxiang Street, Kedong County, QiQiHaEr City of Heilongjiang Province in the Northeast of the People's Republic of China. Feihe Dairy's production facilities have a daily processing capability of 35 tons of fresh milk.

     Management of American Dairy believes that there will be increasing demand for dairy products as the living standards of the general public in the PRC improve. American Dairy management believes that with the advantages of Feihe Dairy's high quality products and reputable and recognizable brands, combined with its management skills and its sales network, Feihe Dairy is well positioned to take advantage of the growing market for its series of milk powder products.

     Feihe Dairy is believed by its management to be the largest privately owned dairy enterprise in the PRC. Feihe Dairy has eight production lines for producing milk powders, three production lines for producing bean-milk powders, two production lines for producing liquid milk and one production line for producing milk Crowley bean, milk Crowley, and solid milk, forming a larger-scale dairy production enterprise with an annual processing power of 112,000 metric tons. There are approximately 8,500 milk cows in stock in 3,124 million metric units, or Chinese acres, or approximately 514,640 US acres, of which approximately 27% is arable land or pasture ground, and approximately 30% is bean and corn planting area in Kedong County, with an annual milk output of 30,000 metric tons. Feihe Dairy holds the land use rights to 47,640 square meters of land in Kedong County.

     Feihe Dairy and Sanhao Dairy currently have approximately 342 employees, consisting of approximately 63 management, administration and accounting personnel, 6 people in research and development and 267 production personnel, together with 1,800 sales and marketing personnel and promoters. Feihe Dairy has not experienced any significant labor disputes or disruption of its normal operations.

History and Corporate Structure

     American Dairy was incorporated in Delaware on January 15, 2002, for the purpose of acquiring the stock of Feihe Dairy. The directors of American Dairy are Messrs. Leng You-Bin and Liu Sheng-Hui. Under a Sale and Purchase Agreement dated February 1, 2002, between American Dairy and the registered shareholders of Feihe Dairy, and which Agreement was used solely for the purpose of filing an application to reorganize Feihe Dairy into a foreign investment enterprise, American Dairy agreed to purchase Feihe Dairy at a consideration of $700,000, and the Board of Feihe Dairy and the Heilongjiang Provincial

Government approved the transfer of ownership on December 24, 2001 and April 27, 2002, respectively. Under a Supplemental Sale and Purchase Agreement dated February 1, 2002 between American Dairy and the registered shareholders of Feihe Dairy, American Dairy agreed to purchase Feihe Dairy at a consideration of $2,586,311 based on the audited net worth of Feihe Dairy as of April 30, 2002. In April 2002, American Dairy and Feihe Dairy completed the reorganization, as a result of which American Dairy became the holding company of Feihe Dairy, which in turn owns 99% of Sanhao Dairy. As a result, Feihe Dairy and Sanhao Dairy became wholly owned foreign enterprises or subsidiaries of American Dairy.

     The following chart sets out the corporate structure of the American Dairy entities following completion of the Acquisition:

        --------------------------
       | Lazarus Industries, Inc. |
       | (to be changed to        |
       | "American Dairy, Inc.")  |
        --------------------------
                   |
            100%   |
                   |
        --------------------------
       |      American Dairy      |
       |      Holdings, Inc.      |
        --------------------------
                   |
            100%   |
                   |
        --------------------------               -----------------------
       |   Heilongjiang Feihe     |    99%      |   Heilongjiang Sanhao |
       |   Dairy Co., Limited     |-------------|   Dairy Co., Limited  |
        --------------------------               -----------------------


*The remaining 1% is held by Fu Man Guo in trust for Feihe Dairy.

     The history of Feihe Dairy commenced in 1962 when its predecessor, Heilongjiang Zhaoguang Hongguang Dairy Plant ("Hongguang Dairy Plant") was established as a wholly owned State Enterprise, whose principal activities were the production and distribution of powered milk in the People's Republic of China ("PRC"). Hongguang Dairy Plant was located at Zhaoguang Livestock Farm of ZhaoGuang Agro-Cultivated Bureau and its production capability was 5 tons a day and its main sales territory was Shangdong Province.

     In 1982, Heilongjiang Zhaoguang Dairy Plant ("Zhaoguang Dairy"), another State Enterprise, was established at Zhaoguang Plantation near BeiAn City.
In 1984, the two Dairy Plants, Hongguang Dairy and Zhaoguang Dairy, were merged into Heilongjiang Zhaoguang Dairy Plant. The State continued to retain ownership of the merged Heilongjiang Zhaoguang Dairy Plant and the merged production capability increased to 20 tons a day.

     In 1997, the merged Heilongjiang Zhaoguang Dairy Plant was further reorganized and changed its name to Heilongjiang Feihe Dairy Group Limited. In February 2000, Heilongjiang Feihe Dairy Group Limited completed its share restructuring to become a private company with a registered capital of $845,411.

     In March 2001, the restructured Heilongjiang Feihe Dairy Group Limited changed its name to the present name of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and acquired all of the fixed assets (including land use rights, plant and machineries and factory buildings) of Kedong Gongmu Dairy Plant. Feihe Dairy holds 99% (1% of the equity is held in trust by Fu Man
Guo) of the registered equity of Sanhao Dairy, which is considered to be a wholly-owned subsidiary.

     In August 2001, Feihe Dairy's new production facilities at Kedong County commenced production of milk powder.

     Sanhao Dairy was incorporated in March 28, 2001 with a registered capital of $433,110. Feihe Dairy owns 99% of Sanhao Dairy and Fu Man Guo owns the remaining 1% in trust for Feihe Dairy. Under a Sale and Purchase Agreement dated February 6, 2001 between Feihe Dairy and Kedong County Economic Committee, Feihe Dairy agreed to acquire all the fixed assets including land use rights from Kedong Gongmu Dairy Plant at a consideration of $364,269. Following the incorporation of Sanhao Dairy, Feihe Dairy, as its contribution towards the registered capital, injected all the fixed assets from Kedong Gongmu Dairy Plant, except for the land use rights to 47,640 square meters of land, into Sanhao Dairy, plus cash of $68,841.

Trademarks and Corporate Reputation

     The "Feihe" trademark has been used since the inception of Heilongjiang Zhaoguang Hongguang Dairy Plant in 1962 ("Hongguang Dairy Plant"). The "Feihe" trademark has been registered with the Trademark Bureau of the State Administration for Industry and Commerce.

     Feihe Dairy's milk powder products marketed under the "Feihe" trademark were recognized by the China Society Survey Firm as being among the "Famous Brand Products" in the PRC in 1994. In 1995, the "Feihe" series of milk powder was allowed to use of the Green Label on their packaging by China Green Food Development Center. On the "Day of International Consumer Rights" on March 15, 1997, the consumers awarded the "Gold Medal" to the Feihe's series of milk powder products. A survey conducted by the National Statistics Bureau in January 1998 indicated that the sales of the Feihe's series of milk powder products were ranked among the top 10 of the total milk powder sales in PRC in 1997. In 1991, "Feihe Whole Fatty Milk Powder" was awarded the "High Quality Product" by the China Ministry of Agriculture. In March 2002, the products were awarded "Product Exemption From Quality Surveillance Inspection" status by the State General Administration of the People's Republic of China for Quality Supervision and Inspection and Quarantine. Other registered trademarks include Yinhe, Jinhe and Xinghua.

China Dairy Industry Overview - Dairy Production Industry

     Before 1949, there was a limited number of milk processing plants in such major cities as Beijing, Tianjin, and Shanghai. By 1982, there were about 500 milk processing plants in China, with daily capacity of 4,000 tons, and an annual output of 997,000 tons. In 1996, the number of dairy processing plants increased to 600. Several joint venture firms, including Nestle, Unilever, Kraft, Danone, and China Peregrine, have built plants in certain major cities in China.

     Generally speaking, China's dairy industry is a relatively small industry, although it has experienced rapid growth in recent years.

     . In 1978 the annual output of dairy products was 46,500 tons, and by 2000 it reached 829,000 tons with an average growth rate of 14% per year and in 1999 to 2000, the annual growth rate exceeded 20%.

     . In 1996 the total annual output of liquid milk was 519,000 tons, and by 2000 it grew to 1.5 million tons with the average annual growth rate exceeding 30%.

    Most of China's milk is produced by small dairy farming households, each with an average herd of 5 cows or less. With such small production, it is difficult to implement advanced technology to improve productivity and efficiency. Cows reared by the small households are usually cross breeds with relatively low productivity yield. Industry specialists estimate that the average annual milk yield per cow is approximately 2,200 to 2,800 kilogram in China, which is only about 35-45% of the production yield in developed countries of 6,000 to 8,000 kilogram per cow per year. The average production cost of dairy milk is about Rmb.1.70 per kilogram, which is about 20% to 30% higher than the average cost in the developed countries (Rmb.1.30 to Rmb.1.40 per kilogram).

    Geographically, provinces in Northern China produce more milk than provinces in Southern China. Heilongjiang Province is the largest producer with an annual production of 1,428,000 tons in 1999 or about 20% of China's total production. After Heilongjiang, three other Provinces, Inner Mongolia, Hebei and Xinjiang, are the second group of larger producers with an annual output of 650,000 to 700,000 tons. These top four provinces produce about 50% of China's total dairy milk.

    Although dairy products have been very important in the food structure in Western countries, the level of dairy products consumption has remained low in China for a long time for historical and political reasons and the low standards of living. Nevertheless, China has become increasingly aware that dairy products are important for supplying people with full nutrition needs, especially calcium, protein and certain vitamins. Despite increases in dairy consumption recently, the per capita consumption rate is only 7.38 kilograms compared to the world's average of 100 kilograms and the average in developed countries of 260 kilograms. It is estimated that urban residents consumed about 90% of the total dairy products in China. The average dairy milk consumption in Beijing and Shanghai was about 26 kilograms per resident in 2000. In Beijing the total dairy milk consumption per day was 500 tons in 2000, representing a 100% increase from the consumption rate in 1995. It is expected that the dairy milk consumption per capita in Beijing will increase by an average of 10 kilograms in the next three years.

     Industry experts have predicted that the projected growth in annual milk production would be unable to meet the consumption increases in the near future. With China's accession into the World Trade Organization ("WTO"), imported dairy products will make inroads into the market share of the domestic processors due to quality, advertisement, management and strong financial support for their marketing programs. The existing low cost advantage enjoyed by the domestic dairy producers will eventually disappear due to the gradual loss of tariff and importation barriers.

     According to an estimate of China's Agriculture Ministry, by the year 2005, China's per capita annual consumption volume will be 10 kilograms, and the total annual output of dairy products will be 13.5 million tons with a projected annual growth rate of 8.96%. By 2030, China's per capita annual consumption volume is expected to be 25 kilograms, and the total annual output of dairy products will be 615.01 million tons.

      A number of factors will affect future development potential, including:

      . People's income in rural areas relative to those in the urban areas. Currently the consumption volume of dairy products in most cities is approximately 15 times higher than that in rural areas. Increases in the rural community people's income will enhance the consumption of dairy products.

      . The encouragement of government and industrial association to promote China's dairy products market.

      . The coordination of a dairy management system in the Chinese dairy industry.

      Between 1978 and 2000, total annual output of fresh unprocessed milk in China increased from 970,000 tons to 8,795,000 tons. The average annual growth rate is approximately 36.67%. Except for 1993 and 1997, when the fresh unprocessed milk output showed negative growth because of the dramatic increases in the costs of feed grains in 1993 and 1997, the other 20 years from 1978 to 2000 all enjoyed positive growth. In the past 3 years, although the base for fresh unprocessed milk output was over 7 million tons, output still increased at an annual rate of 8% to 9%.

Quality Control

     The Feihe Dairy management believes that Feihe Dairy's commitment to maintain product quality is one of the key factors contributing to its success. Feihe Dairy places great emphasis on quality control of its products and has established a set of production standards and procedures. Feihe Dairy was awarded the ISO9002 quality Assurance Certificate in October 2000 and in accordance with the ISO9002 requirements, Feihe Dairy has compiled a "Quality Assurance Handbook" that sets out standardized requirements and procedures regarding the purchase of raw materials, production processing, storage, packaging and delivery of products and staff training.

     Feihe Dairy's pre-sale and after-sale services are provided in strict compliance with the relevant requirements of ISO9002 by a professional service team who makes regular visits to the customers.

Sales and Marketing

     Feihe Dairy believes it has established good relationships with its customers. Revenue from the sales of the Feihe milk powder from Feihe Dairy's top 18 customers accounted for approximately 35% of its total sales revenues. Feihe Dairy's customers are mainly located in Anhui, Heilongjiang, Henan, Liaoning, Jiangsu and Shandong Provinces, and the sales to these Provinces accounted for approximately 48% of the total sales revenue. Sales are usually settled by "delivery upon payment," "payment before delivery" as well as a deposit of payment is required from certain customers.

     Feihe Dairy utilizes sales distributors in 20 Provinces in the PRC to promote and sell its products. Feihe Dairy is continually developing and expanding its sales network and this will be a crucial factor to the growth and profitability of Feihe Dairy. Feihe Dairy's sales network covered 20 Provinces with 5 affiliated branches, 17 representative offices, 240 municipal sales agents, and over 1,800 county sales agents.

     Feihe Dairy promotes its products through its sales personnel for product promotion and sales activities. Trade fairs are held each year to promote the Feihe Dairy's products and to improve communication channels with both existing and new customers. In 2002, Feihe Dairy has budgeted Rmb.6.0 million (approximately $729,000 US), for media advertising. One TV advertisement is on Channel 3 of China Central Television, which is one of the best programs in the PRC.

Research and Development ("R&D")

     Feihe Dairy is committed to research and development of new products and the R&D Department is mainly responsible for the development of new products and continuous improvements of production technology. Feihe Dairy has also signed technical and new products co-operation agreement with Heilongjiang Chinese Traditional Medical University ("HCTMU") utilizing their strength to enhance the research and development capability of Feihe Dairy.

     The focus of R&D for the past three years has been on the development of functional milk powder such as "Liver Protection" (GanBao) milk powder, a health food based on modern nutrition and traditional Chinese Medical theories. This work is being undertaken in cooperation with certain research institutions including HCTMU. There are 5 functional milk powders that have been registered as the healthcare products and approved by China Health Ministry. One of the functional milk powders, GanBao milk power, has received patent approval from the China Patent Protection Bureau. This will give Feihe Dairy the capacity to maintain its competitive advantages compared to its competitors and the marketing of the healthcare products will contribute to the profitability of the company.

     Feihe Dairy has, on average, spent approximately $100,000 annually on R&D and Feihe Dairy also plans to spend not less than $120,000 annually in the future.

     In order to keep abreast of the latest technological developments and production technology, the Feihe Dairy R&D team regularly attends technical conferences at authoritative academic institutions in the PRC and invite reputable professionals or experts to visit Feihe's production facilities.

Competition

     American Dairy and the Chinese dairy industry in general will face fierce competition from major multi-national companies after China's November 2001 entry into the WTO. The Company and its subsidiaries are subject to competitive conditions in all aspects of their business. Competitors include large national and international companies and numerous local and regional companies. Some competitors may have different profit objectives and some international competitors may be less susceptible to currency exchange rates. The Company and its subsidiaries compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product.

     According to statistics provided by the China Association of Dairy Industry, at the end of December 31, 2000, China had more than 1,000 dairy processing plants with an annual output of 8 million tons. However, only about 5% of them have a daily processing capacity of 100 tons or more. Only 12 enterprises have annual sales revenues of over $12 million. Small scale and low production levels will hinder the industry's development.

    China's output of dairy products has increased at an annual rate of 11.6% in the past 20 years. The output of fresh milk reached 10.82 million tons in 2000, a 34% increase over the previous year. With a population of some 1.2 billion people, there is still a huge market to develop. Production and consumption in China are much less than those of the developed countries. The world's average per capita consumption of milk products is over 100 kilograms while that of China is less than 7 kilograms. Experts at the China Association of Dairy Industry have estimated that national consumption would increase at an annual average rate of 15% in the next five years.

    The output of milk powder is more than 10,000 tons by the ten largest milk powder producers such as Wandashan Milk Powder Company and Longdan Milk Powder Company in Heilongjiang Province, Gucheng Milk Powder in Shanxi Province, Sanlu Milk Powder Company in Shijiazhuang. Many famous foreign milk powder producers have set up joint ventures and/or wholly owned foreign enterprises ("WOFE") in China, but the joint ventures and/or WOFE achieved milk powder output of less than 10,000 tons each.

     Feihe Dairy is a commercial dairy enterprise and is considered to be one of the top ten milk production enterprises (according to a statistical survey conducted in 1997) that have the capacity and capability to produce different milk powder and soybean milk products. While most of the Chinese manufacturers including some large State-owned enterprises, are currently focusing on increasing their scale of production and are just beginning to undergo technical modifications, the strategy of Feihe Dairy is to produce high quality products and to develop new products such as functional milk powder for those health conscious consumers.

     At the end of 2000, there were more than 1,000 dairy processing plants in China and only about 5% of them have an average daily processing capacity of 100 tons or more each.

     There are several large dairy processors who have become major players in the China's dairy industry, and compete directly with the Company. The leading players are:

     . Guangming Dairy Corporation has a market share of approximately 9% and its total sales revenues in 2000 were approximately $181.6 million.
        In Shanghai, Guangming has captured about 80% share in the fresh and liquid milk market.

     .  Nestle Dairy Group has a market share of approximately 5.9%.

     . Sanyuan Dairy Group has a market share of approximately 5.2%. In Beijing, Sanyuan has captured about 80% share in the fresh and liquid market.

     .  Danong has a market share of approximately 3.4%.

Risk Factors

     The business of American Dairy is subject to a number of risk factors, described below.

     Change in Political and Economic Conditions

     Since Feihe Dairy's main country of business operations is the PRC, American Dairy's business operations and financial position are subject, to a significant degree, to the economic, political and legal development in the PRC.

     The PRC government started implementing its economic reform policy in 1978, which has enabled the PRC economy to gradually transform from a "planned economy" to a "socialist market economy." In 1993, the concept of the socialist market economy was introduced into the Constitution of the PRC, and the country has since accelerated development of a market economy. A noteworthy phenomenon in the recent development of the PRC economy is that non-state owned enterprises such as private enterprises play an increasingly important role in the PRC economy and the degree of direct control by the PRC government over the economy is gradually declining.

     The PRC government has been taking macro-economic austerity measures to suppress inflation and curb the pace of economic growth since July 1993.
These measures include raising interest rates, tightening credit supply, delaying implementation of certain reform policies on pricing, enhancing financial supervision as well as tightening control on the granting of approval for property and infrastructure projects. However, since 1998, there has been deflation in the PRC economy and the current economic policies of the PRC mainly focus on stimulating consumption and expansion of domestic demand.

     While the PRC government has not stopped its economic reform policy since 1978, any significant adverse changes in the social, political and economic conditions of the PRC, may have fundamental changes in the PRC economic reform policies and thus American Dairy's operations and profits may be adversely affected.

     Change in Tax Laws and Regulations in the PRC

     Various tax reform policies have been implemented in the PRC in recent years. Interpretation of certain tax policies is still awaiting guidance from the PRC government. Moreover, there can be no assurance that the existing tax laws and regulations will not be revised or amended in the future.

     According to the "Circular on Issuing of Several Preferential Policies for Foreign Investment" by the QiQiHaEr City, (Qi Zheng Fa [2000] No. 51 Document) of the QiQiHaEr Civic People's Government, American Dairy's companies are entitled to a series of preferential tax and refund policies in respect of enterprise income tax and value added tax. Any changes to the present income tax policies may adversely affect the tax expenses and, therefore, the profitability of American Dairy.

     Change in PRC Legal System

     The PRC legal system is based on statutory law. Unlike the common law system, statutory law is based on written statutes. Prior court decisions may be cited as persuasive authority but do not have binding effect. Since 1979, the PRC government has been promulgating and amending the laws and regulations regarding economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the PRC legal system is still not as fully developed as those western countries with a common law legal system.

     Entry Into the WTO

     With China's accession to the World Trade Organization in November 2001, foreign dairy products will make market inroads into China's dairy industry and may take certain market share away from the domestic processors due to quality, brand recognition, management and strong financial support for their marketing programs. The existing price advantage accruing to the domestic processors will eventually disappear due to the gradual loss of tariff and importation barriers.

     Changes in Currency Conversion Policies in the PRC

     Renminbi (Yuan) is not a freely exchangeable currency. Since 1998, the State Administration of Foreign Exchange of China has promulgated a series of circulars and rules in order to further enhance the verification of the truthfulness of foreign exchange payments under the current account items of a PRC enterprise and has imposed strict requirements in respect of borrowings and repayments of foreign exchange debts from and to foreign creditors under the capital account items and creation of foreign security in favor of foreign creditors.

     This may cause complicated procedures in foreign exchange payments to foreign creditors under the current account items and thus will affect the restrictions on borrowing of international commercial loans, creation of foreign security and borrowing of Renminbi loans under guarantees in foreign currencies. (The majority of the income from the American Dairy entities is in Renminbi). Furthermore, the value of Renminbi (Yuan) is subject to supply and demand, which could be largely affected by the international economic and political environment and any fluctuations in the exchange rate of Renminbi could have an adverse effect on the operational and financial condition of American Dairy entities.

                 ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns no properties. The Company uses offices and related clerical services at 10 West 100 South, Suite 610, Salt Lake City, Utah 84101, provided by an officer and director of the Company at a monthly rental rate of $200.

     As indicated under "Item 1. Business," the Company expects to close the Exchange Agreement with American Dairy on or about May 6, 2003. Feihe Dairy, a wholly-owned subsidiary of American Dairy, holds the land use rights in the PRC to 47,640 square meters of land in Kedong County. The land use rights expire in 2050. The production facilities of Feihe Dairy are situated in Qingxiang Street, Kedong County, QiQiHaEr City of Heilongjiang Province in the Northeast of the People's

Republic of China. Feihe Dairy's production facilities have a daily processing capability of 35 tons of fresh milk.

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

                             PART II

          ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS

      Quotations for the Company's common stock have appeared on the OTC Bulletin Board since November, 2001, under the symbol "LAZS." However, there is no established trading market for the common stock. For the past few months to the present, transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful value.

      The following table sets forth for the respective period indicated the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended   High Bid ($)  Low Bid ($)
------------------------ ------------- -----------
December 31, 2001        0.05          0.05
March 31, 2002           0.05          0.05
June 30, 2002            0.06          0.05
September 30, 2002       0.05          0.05
December 31, 2002        0.08          0.05

     As of April 11, 2003, the Company's closing bid price was $0.09.

     Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

     As of the date of this Information Statement, there were approximately 234 holders of record of the Company's Common Stock.

         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                        PLAN OF OPERATION

FORWARD-LOOKING INFORMATION AND CAUTIONARY STATEMENTS

     This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company's business and acceptance of its products and services; (iii) the ability of the Company to achieve and maintain a sufficient customer base to have sufficient revenues to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

PLAN OF OPERATION

     The Company has been inactive for years, and has had no revenue from operations during the year ended December 31, 2002.

     As indicated under "Item 1. Business," the Company has entered into an Exchange Agreement with American Dairy Holdings, Inc., a Delaware corporation, and the shareholders of American Dairy. The Company expects this transaction to close on or about May 6, 2003. Following the completion of the American Dairy Acquisition, the operations of American Dairy will become the principal operations of the Company.

     American Dairy's operations are conducted through its wholly-owned subsidiary, Feihe Dairy, and Feihe Dairy's subsidiary, Sanhao Dairy, both of which are enterprises organized and operating in the PRC. Feihe Dairy engages in the production and distribution of milk powder, soybean milk powder and dairy products in the PRC. The principal activity of Sanhao Dairy is the production and supply of processed milk to Feihe Dairy. The products are sold under the registered trademarks "Feihe", "Yinhe," "Jinhe" and "Xinghua."

     American Dairy and its subsidiaries believe that they have sufficient capital to meet their cash requirements, at the present level of operations, over the next twelve months. However, it is management's plan to expand the combined operations of American Dairy as quickly as reasonably practicable. Under these circumstances, American Dairy may need substantial additional capital to fund such expansion efforts. American Dairy is currently contemplating a private offering of the securities of the successor company, to fund planned expansion. There can be no assurance that the successor company will be able to raise capital when desired, or on terms favorable to the Company.

     Management will continue to fund the research and development ("R&D") of new products at American Dairy, and anticipates that R&D over the next year will be approximately $120,000. R&D will focus on the development of functional milk powder such as "Liver Protection" (GanBao) milk powder, a health food based on modern nutrition and traditional Chinese Medical theories. R&D will, often times, be undertaken in cooperation with various research institutions, including a pending cooperation agreement with Heilongjiang Chinese Traditional Medical University. American Dairy and its subsidiaries will continue to seek patent protection, when appropriate, of new products developed through its R&D program.

     American Dairy and its subsidiaries do not anticipate any significant purchases or sales of plant and equipment during the next twelve months.

American Dairy and its subsidiaries do not anticipate any significant changes in its number of employees over the next twelve months.

     The Company's plan of operation will depend on its ability to continue the operations of American Dairy and gain greater market share in the PRC. There is no assurance that the operations of the Company will be successful.

RESULTS OF OPERATIONS

      The Company had essentially no operations during the fiscal year ended December 31, 2002. As of December 31, 2002, the Company had cash of $17,906,
liabilities of $13,623 and no other liquid assets or resources.   It is
expected that all of the Company's cash assets will be expended in connection with the American Dairy Acquisition described above.

     The Company has had no revenue from continuing operations and incurred expenses during the year ended December 31, 2002, of $19,018, in accounting, legal and other general and administrative expenses in connection with the Company's continuing efforts to file necessary periodic reports and to reactivate its business operations, and in reviewing a number of possible business opportunities during the fiscal year. For the years ended December 31, 2002 and 2001, the Company has incurred net losses of $18,920 and $6,356, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted the provisions of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," FASB Statement No.145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FIN 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)," and FASB Statement No. 147, "Acquisitions of Certain
Financial Institutions   an amendment of FASB Statements No. 72 and 144 and
FASB Interpretation No. 9." The effect of these adopted provisions on the Company's financial statements was not significant.

     In December 2002, the FASB issued Statement No. 148, "Accounting for
Stock-Based Compensation   Transition and Disclosure   an amendment of FASB
Statement No. 123" (SFAS 148). SFAS 148 is effective for fiscal years beginning after December 15, 2003. The Company is currently reviewing SFAS 148.

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements required by this Item 7 begin on Page F-1 and are located following the signature page and officer certifications. All information that has been omitted is either inapplicable or not required.

     Independent Auditors' Reports....................................... F-1

     Balance Sheet as of December 31, 2002............................... F-2

     Statements of Operations for the years ended December 31, 2002 and December 31, 2001 ...............................................F-3

     Statements of Stockholders' Equity from inception on
     December 31, 1985 through December 31, 2002......................... F-4

     Statements of Cash Flows for the years ended December 31, 2002 and December 31, 2001............................................... F-7

     Notes to Consolidated Financial Statements.......................... F-8


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

                             PART III


        ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

Current Management of the Company

     Current management of the Company is set forth below:


     Name              Age    Positions                          Since
    ------           ------   ----------                        -------

 Jack M. Gertino       64     President and Director             1997

 Chase Kimball         48     Secretary/Treasurer and Director   2001

 Sandra Speciale       55     Director                           1997

     The following is information on the business experience of each director and officer.

     Jack M. Gertino has been a private investor and business consultant in Salt Lake City, Utah, for the past five years. During this time, he has been engaged in the private development of, and investment in, commercial and residential real estate in Utah and Arizona. He currently provides consulting services for financial institutions. Mr. Gertino has been involved in private and public financings over the past twenty years. From February 1992 to the present, he has served as a director of Red Horse Entertainment Corporation, a publicly held shell corporation seeking a business acquisition. Since February, 1986, he has also served as an officer and director of Comet Technologies, Inc., a publicly held shell corporation seeking a business acquisition.

     Chase Kimball, an attorney, has been practicing law in the state of Utah since 1985. Mr. Kimball has been a senior litigator in the Law Offices of Randal L. Meek since November, 1999, where he concentrates his practice in the areas of general civil litigation, personal injury, domestic and business law. Mr. Kimball was a solo practitioner from August, 1998, to November, 1999. Mr. Kimball was a senior associate in the firm of Woodbury & Kesler from 1992-1998. From 1990 to 1992, Mr. Kimball was an associate and chief of litigation in the firm of Lewis & Lehman. From 1988 to 1990, Mr. Kimball was an associate attorney with Spafford & Spafford. Mr. Kimball served as in-house counsel for Collett's Home Furnishings from January 1988 to August 1988. From July 1987 to July 1998, Mr. Kimball worked as a solo practitioner with M. Dirk Eastmond. Mr. Kimball served as a hearing officer in 1987 and 1988. From October 1985 to July, 1987, Mr. Kimball was an attorney and law clerk for Arron Jepson, assisting with general civil and commercial law cases. Mr. Kimball graduated from the University of Utah in 1976 with an undergraduate degree in musicology and in 1981 with an undergraduate degree in education. Mr. Kimball received his juris doctorate degree from the University of Utah in 1986.

     Sandra Speciale has managed a medical office for the past two years. Since 1989, she has been an independent consultant, focusing primarily on the marketing of medical products. From 1985 to 1989, she was a partner in Advanced Marketing, a consumer electronics firm, where she was instrumental in taking this marketing organization from $1,000,000 to $40,000,000 in annual sales. She worked as an independent marketing representative and consultant in the consumer electronics business from 1978 to 1985. She attended the University of Utah from 1968 to 1978, taking various courses in theater arts, and business, but did not receive a degree. She continues to attend seminars and conferences in the medical products industry.

Proposed New Management

      At or shortly following Closing of the American Dairy Acquisition, it is anticipated that the current board of directors will appoint the designees of American Dairy as new directors. Following such appointment, the current board of directors will resign their positions with the Company. Two of these individuals are expected to become executive officers of the Company at the Closing of the Acquisition. The individuals who it is currently expected will be directors and officers of the Company following Closing are set forth below.


       Name                Age                Positions
      ------               ----               ----------

    Leng You-Bin            33        Chief Executive Officer, President and
                                      Chairman of the Board

    Liu Sheng-Hui           32        Chief Financial Officer and Director

    Lee Hui-Lan             52        Director


     The following is information on the business experience of each director and officer.

     Leng You-Bin is the Chairman and General Manager of American Dairy and Feihe Dairy. He is responsible for the overall strategic planning, management and business development of Feihe Dairy. Mr. Leng has been in the dairy industry for more than 13 years. He obtained his Bachelor of Science degree in Food Engineering from Northeast Agriculture University, China. From 1989 to 1997, Mr. Leng acted as technician, deputy director and director of ZhaoGuang Dairy Plant, the predecessor of Feihe Dairy. From 1997 to 2000, Mr. Leng was the General Manager of Feihe Dairy. He became the Chairman and General Manager in 2000. He has researched and patented the "liver protection milk powder" (GanBao Milk Powder).

     Liu Sheng-Hui is the Deputy General Manager and Chief Financial Officer of American Dairy and Feihe Dairy. He is responsible for the overall financial planning and management of Feihe Dairy. Mr. Liu graduated from Northeast Agriculture University with a bachelor of economics degree in Economic Management in 1992. Mr. Liu has 10 years experience in the areas of finance and accounting. He joined Feihe Dairy in 1992. He has held his current position since 1998.

     Lee Hui-Lan (also known as "Tracy Lee") has been Tax Manager of Watson Pharmaceuticals, Inc., since October 26, 1996. From 1979 to 1996, Ms. Lee was employed by major fortune 500 companies including The Flying Tiger Line Inc. (a Tiger International Company), Quotron Systems, Inc. (a subsidiary of the Citigroup, Inc.) and Lear Siegler, Inc. in various management positions. Ms. Lee holds a Master of Science degree in Taxation from Golden Gate University, and a Master of Business Administration degree from Indiana University.

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

                 ITEM 10.  EXECUTIVE COMPENSATION

     The following table provides certain summary information concerning compensation earned, for services rendered in all capacities to the Company, for the fiscal years ended December 31, 2002, 2001 and 2000.


                          SUMMARY COMPENSATION TABLE

                                                              LONG TERM COMPENSATION
                                 ANNUAL COMPENSATION                AWARDS            PAYOUTS
-------------------------------------------------------------------------------------------------------
                                                                           Securities         All
                                                  Other        Restricted  Underlying LTIP    Other
Name and                                          Annual ($)   Stock       Options/   Payouts Compensa-
Principal Position       Year  Salary($) Bonus($) Compensation Award(s)($) SARs ($)   ($)     tion ($)
------------------------ ----- --------- -------- ------------ ----------- ---------- ------- ----------
Jack M. Gertino (1)      2002      0         0         0           0           0         0         0
CEO, CFO and President   2001      0         0         0           0           0         0         0
                         2000      0         0         0           0           0         0         0

Chase Kimball (1)        2002      0         0         0           0           0         0         0
Secretary/Treasurer,     2001      0         0         0           0           0         0         0
Director                 2000      0         0         0           0           0         0         0

Sandra Speciale (1)      2002      0         0         0           0           0         0         0
Director                 2001      0         0         0           0           0         0         0
                         2000      0         0         0           0           0         0         0

James C. Lewis (2)       2002      0         0         0           0           0         0         0
                         2001      0         0         0           0           0         0         0
                         2000      0         0         0           0           0         0         0
--------------------------------------------------------------------------------------------------------

     (1) The officers and directors will be compensated for services in connection with the American Dairy transaction at a rate of $30 per hour.

     (2) In March, 2001, Mr. Lewis resigned as an officer and director of the Company, and Chase Kimball was appointed Secretary/Treasurer and a director of the Company.

     In connection with the American Dairy transaction, Danbury Properties, L.L.C., a Utah limited liability company of which Jack M. Gertino and James C. Lewis are members, has entered into a Consulting Agreement with the company and American Dairy, under which Danbury will receive stock and consulting fees. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). Except as stated above, the Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

     The following table sets forth as of the date of this report, and prior to the American Dairy Acquisition, the number and percentage of the outstanding pre-split shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


Name and                         Common                       Percent
Address                          Shares        Options(1)     of Class(2)
-----------------------------   ------------   -------------  -----------

Jack M. Gertino (3)
10 West 100 South, Suite 610
Salt Lake City, Utah 84101        1,176,915     100,000        16.83%

Sandra Speciale (3)
853 13th Avenue
Salt Lake City, Utah 84103          901,000           0        12.04%

Chase Kimball (3)
1403 Linda Rosa
Salt Lake City, Utah 84106            5,210           0         0.07%

James C. Lewis
10 West 100 South, Suite 600
Salt Lake City, Utah 84101        1,106,915     100,000        16.12%

All Executive officers
and Directors as a Group
(3 persons)                       2,083,125     100,000        28.78%

(1) These figures represent options that are vested or will vest within 10 years from the date as of which information is presented in the table. These options will be canceled in connection with the American Dairy Acquisition.

(2) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options, and percentage ownership of all officers and directors of a group assuming all such purchase rights held by such individuals are exercised.

(3) Messrs. Gertino and Kimball and Ms. Speciale are current officers and directors of the Company.

     As indicated, under "Item 1. Business," the Company expects to complete the terms of an Exchange Agreement with American Dairy on or about May 6, 2003. Upon completion of this transaction, the Company will change its name to "American Dairy, Inc.," and the Company will effect a one-for-nineteen reverse split (the "Reverse Split") of the outstanding stock. The following table sets forth information concerning the ownership of Common Stock of the Company, after giving effect to the Reverse Split, with respect to shareholders who will own beneficially more than 5% of the Common Stock immediately after the American Dairy transaction and the individuals who it is anticipated will be the officers and directors after the American Dairy transaction.

     Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

     Name and Address                     Common Shares       Percent of Class
     ----------------                     -------------       ---------------
     Leng You-Bin*
     1st Qingxiang Street
     Kedong County
     Heilongjiang Province, China             8,129,032           81.10

     Liu Sheng-Hui*
     1st Qingxiang Street
     Kedong County
     Heilongjiang Province, China               387,476            3.86

     Lee Hui-Lan*
     1st Qingxiang Street
     Kedong County
     Heilongjiang Province, China                     0               0

     All Executive officers and
     Directors as a Group (3 persons)         8,516,508           84.94


* These individuals are the principal shareholders of American Dairy. It is anticipated that the individuals will be appointed as new members of the Board of Directors at or following Closing. (See "MANAGEMENT").

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the closing of the Exchange Agreement with American Dairy, the Company and American Dairy have entered into a consulting agreement (the "Consulting Agreement") with Danbury Properties, LLC, a Utah limited liability company ("Danbury"), of which Jack M. Gertino, President of the Company and James C. Lewis, a former director of the Company, are members. During the one year period of Danbury's engagement, Danbury has agreed to provide to the Company and American Dairy consulting services in the areas of financial and management planning, financing assistance and capital formation. In exchange for such services, Danbury will receive $60,000 in cash compensation, and 240,000 shares of post-split common stock. In addition, the Company has agreed to pay the sum of $12,000 for the cancellation of all outstanding options held by Messrs. Gertino and Lewis. This transaction cannot be considered the result of arms' length negotiations.

     In connection with the American Dairy transaction, 16 individuals and/or entities, including the officers and directors, who hold a total of 258,623 post-split shares of restricted common stock of the Company acquired since 1997, have entered into a Stock Purchase Agreement with the Company and American Dairy, under the terms of which they have agree to transfer all of their stock to the Company for cancellation, for the total sum of $20,000.

     Except the transactions described above, there are no proposed transactions and no transactions during the past two years to which the Company was a party and in which any officer, director, or principal shareholder, or their affiliates or associates, was also a party.

      A principal shareholder of the Company, James C. Lewis, has provided legal services in connection with the American Dairy transaction, and will be compensated at his normal rates for such services.

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 16, 1999).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 16, 1999).

10.1 Option granted to Jack M. Gertino dated August 10, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 16, 1999).

10.2 Option granted to James C. Lewis dated August 10, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 16, 1999).

10.3* Consulting Agreement by and between the Company, American Dairy
      Holdings, Inc., and Danbury Properties, L.L.C., dated March 28, 2003.

10.4* Stock Purchase Agreement by by and between the Company, American Dairy
      Holdings, Inc. and certain Company shareholders dated March 28, 2003.

2.1 Stock Exchange Agreement dated January 15, 2003 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 21, 2003).

2.2 Amendment to Stock Exchange Agreement dated March 5, 2003 (incorporated by reference to Exhibit 2.2 of the company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 5, 2003).

*Filed as exhibits to this annual report on Form 10-KSB.

(b) Reports on Form 8-K.

    During the fiscal year ended December 31, 2002, the Company filed no reports on Form 8-K. However, on January 21, 2003, the Company filed a report on Form 8-K, reporting the signing of a Stock Exchange Agreement among the Company, American Dairy Holdings, Inc., a Delaware corporation, and the shareholders of American. This report on Form 8-K was later amended on March 5, 2003.

                ITEM 14.  CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures. Based upon an evaluation under supervision and with the participation of Registrant's management, as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, Registrant's principal executive officer and principal financial officer has concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

    Changes in Internal Accounting. There were no significant changes in Registrant's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            LAZARUS INDUSTRIES, INC.


Date: April 14, 2003        By: /s/ Jack M. Gertino
                               ------------------------------------
                               Jack M. Gertino
                               CEO, CFO, President and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 14, 2003           /s/ Jack M. Gertino
                               ---------------------------------
                               Jack M. Gertino
                               CEO, CFO, President and Director


Date: April 14, 2003           /s/ Chase Kimball
                               ---------------------------------
                               Chase Kimball
                               Secretary/Treasurer and Director


Date: April 14, 2003           /s/ Sandra Speciale
                               ---------------------------------
                               Sandra Speciale, Director

  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
    PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jack M. Gertino, certify that:

1. I have reviewed this annual report on Form 10-KSB of Lazarus Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. As the certifying officer of the Registrant, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c. presented in this annual report Registrant's conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on the most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003            /s/ Jack M. Gertino
                                Jack M. Gertino
                                Chief Executive Officer and Chief Financial
                                Officer

                    CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Lazarus Industries, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack M. Gertino, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  April 14, 2003     /s/ Jack M. Gertino
                          -------------------------------------------------
                          Jack M. Gertino
                          Chief Executive Officer and Chief Financial Officer

                   INDEPENDENT AUDITORS' REPORT


Board of Directors
Lazarus Industries, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Lazarus Industries, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001, and from the date of inception on December 31, 1985 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lazarus Industries, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and from the date of inception on December 31, 1985 through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


/S/ HJ & Associates LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 7, 2003

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                          Balance Sheet


                              ASSETS

                                                           December 31,
                                                               2002
                                                           -------------

CURRENT ASSETS

 Cash in bank                                              $     17,906
                                                           -------------

   Total Current Assets                                          17,906
                                                           -------------

   TOTAL ASSETS                                            $     17,906
                                                           =============


               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

 Accounts payable                                          $      9,123
 Accounts payable  - related party                                4,500
                                                           -------------

   Total Current Liabilities                                     13,623
                                                           -------------

   Total Liabilities                                             13,623
                                                           -------------
STOCKHOLDERS' EQUITY

 Common stock, $0.001 par value, 50,000,000 shares
  authorized; 7,485,417 issued and outstanding                    7,486
 Additional paid-in capital                                     285,028
 Deficit accumulated during the development stage              (288,231)
                                                           -------------

    Total Stockholders' Equity                                    4,283
                                                           -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     17,906
                                                           =============



The accompanying notes are an integral part of these financial statements.

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                     Statements of Operations

                                                                 From
                                                                 Inception on
                                                                 December 31,
                                         For the Years Ended     1985 through
                                            December 31,         December 31,
                                         2002          2001      2002
                                     ------------- ------------- ------------

REVENUES                             $          -  $          -  $         -
                                     ------------- ------------- ------------
EXPENSES
  General and administrative               19,018         6,911      137,060
                                     ------------- ------------- ------------

    Total Expenses                         19,018         6,911      137,060
                                     ------------- ------------- ------------

LOSS FROM OPERATIONS                      (19,018)       (6,911)    (137,060)
                                     ------------- ------------- ------------

OTHER INCOME (EXPENSE)

  Interest income                              98           555        4,095
  Interest expense                              -             -         (352)
  Loss from discontinued operations             -             -     (154,914)
                                     ------------- ------------- ------------

    Total Other Income (Expense)               98           555     (151,171)
                                     ------------- ------------- ------------

NET LOSS                             $    (18,920) $     (6,356) $  (288,231)
                                     ============= ============= ============

BASIC LOSS PER SHARE                 $      (0.00) $      (0.00)
                                     ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     7,485,417     7,485,417
                                     ============= =============



The accompanying notes are an integral part of these financial statements.



                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
  From Inception on December 31, 1985 through December 31, 2002

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

                               F-4

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Continued)
  From Inception on December 31, 1985 through December 31, 2002

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



                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Continued)
  From Inception on December 31, 1985 through December 31, 2002


                                                                         Deficit
                                                                         Accumulated
                                                            Additional   During the
                                        Common Stock        Paid-in      Development
                                    Shares         Amount   Capital      Stage
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1996          2,952,083  $     2,952  $   151,962  $   (156,566)

December 2, 1997 shares issued to
 officers at $0.03 per share for
 services                           3,000,000        3,000       87,000             -

Net loss for the year ended
  December 31, 1997                        -            -            -        (90,669)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1997          5,952,083        5,952      238,962      (247,235)

January 12, 1998 shares issued
 for cash at $0.03 per share        1,116,667        1,117       32,382             -

March 10, 1998 shares issued for
 cash at $0.03 per share              416,667          417       12,084             -

Net loss for the year ended
 December 31, 1998                         -            -            -         (5,785)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1998          7,485,417        7,486      283,428      (253,020)

Net loss for the year ended
 December 31, 1999                          -            -            -        (6,550)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1999          7,485,417        7,486      283,428      (259,570)

Contributed capital                         -            -        1,600             -

Net loss for the year ended
 December 31, 2000                          -            -           -         (3,385)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 2000          7,485,417        7,486      285,028      (262,955)

Net loss for the year ended
 December 31, 2001                          -            -            -        (6,356)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 2001          7,485,417        7,486      285,028      (269,311)

Net loss for the year ended
 December 31, 2002                          -            -            -       (18,920)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 2002          7,485,417  $     7,486  $   285,028  $   (288,231)
                                 ============= ============ ============ =============




The accompanying notes are an integral part of these financial statements.

                               F-6

                        LAZARUS INDUSTRIES, INC.
                      (A Development Stage Company)
                        Statements of Cash Flows



                                                                               From
                                                                               Inception on
                                                                               December 31,
                                                        For the Years Ended    1985 through
                                                           December 31,        December 31,
                                                        2002          2001     2002
                                                   ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                         $    (18,920)  $    (6,356) $   (288,231)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Stock for services                                        -             -        90,000
  Change in operating assets and liabilities:
    Increase in taxes payable                                 -             -          (100)
    Increase in accounts payable - related party          4,500             -         4,722
    Increase (decrease) in accrued liabilities             (426)            -          (118)
    Increase in accounts payable                          9,123             -         9,119
                                                   ------------- ------------- -------------

      Net Cash (Used) by Operating Activities            (5,723)       (6,356)     (184,608)
                                                   ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                          -             -             -
                                                   ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net stock offering proceeds                                 -             -       200,914
  Contributed capital                                         -             -         1,600
                                                   ------------- ------------- -------------

      Net Cash Provided by Financing Activities               -             -       202,514
                                                   ------------- ------------- -------------

INCREASE (DECREASE) IN CASH                              (5,723)       (6,356)       17,906

CASH AT BEGINNING OF PERIOD                              23,629        29,985             -
                                                   ------------- ------------- -------------

CASH AT END OF PERIOD                              $     17,906  $     23,629  $     17,906
                                                   ============= ============= =============

CASH PAID FOR:

  Taxes                                            $          -  $          -  $      1,400
  Interest                                         $          -  $          -  $        130

SCHEDULE OF NET CASH FINANCING ACTIVITIES

  Common stock issued for services                 $          -  $          -  $     90,000




The accompanying notes are an integral part of these financial statements.

                                   F-7

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
                    December 31, 2002 and 2001

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

b.  Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:


                                                      2002         2001
                                                 ------------- -------------
   Deferred tax assets:
    NOL Carryover                                $     51,827  $     43,355

    Deferred tax liabilities                                -             -

   Valuation allowance                                (51,827)      (43,355)
                                                 ------------- -------------
   Net deferred tax asset                        $          -  $          -
                                                 ============= =============

The income tax provision differs from the amount of income tax determined by applying a combination of the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                       2002        2001
                                                 ------------- -------------
   Book income                                   $     (7,378) $     (2,416)
   Other                                                  (50)            -
   Valuation allowance                                  7,428         2,416
                                                 ------------- -------------
                                                 $          -  $          -
                                                 ============= =============

At December 31, 2002, the Company had net operating loss carryforwards of approximately $132,800 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b.  Provision for Taxes (Continued)

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

d.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e.  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

f.  Basic Loss Per Share

The computation of basic (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:


                                                         December 31,
                                                      2002         2001
                                                 ------------- -------------
    Numerator - (loss)                           $    (18,920) $     (6,356)
    Denominator - weighted average number of
     shares outstanding                             7,485,417     7,485,417
                                                 ------------- -------------
    Basic loss per share                         $      (0.00) $      (0.00)
                                                 ============= =============

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.  Newly Issued Accounting Pronouncements

The Company adopted the provisions of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," FASB Statement No.145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FIN 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)," and FASB Statement No. 147, "Acquisitions of Certain
Financial Institutions   an amendment of FASB Statements No. 72 and 144 and
FASB Interpretation No. 9." The effect of these adopted provisions on the Company's financial statements was not significant.

In December 2002, the FASB issued Statement No. 148, "Accounting for
Stock-Based Compensation   Transition and Disclosure   an amendment of FASB
Statement No. 123" (SFAS 148). SFAS 148 is effective for fiscal years beginning after December 15, 2003. The Company is currently reviewing SFAS 148.

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

Under the terms of the Exchange Agreement, Gaslight was required to call and convene a meeting of its stockholders for the purpose of submitting to its stockholders for approval proposals for a 25-to-1 reverse stock split or share consolidation of the 19,000,000 shares of Gaslight s common stock issued and outstanding at March 18, 1988; approval of the Exchange Agreement, amendment of Gaslight's Articles of Incorporation to change its name to "Lazarus Industries, Inc." and the election of five designees of Lazarus to the Board of Directors of Gaslight. In connection with the acquisition of Lazarus, Gaslight issued 2,036,800 post-split shares of its restricted common stock, par value $0.001 to the stockholders of Lazarus in exchange for all the issued and outstanding capital stock of Lazarus. Consequently, Lazarus became a wholly-owned subsidiary of Gaslight. In 1991, the Company discontinued all operations and dissolved the subsidiary.

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
                    December 31, 2002 and 2001

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 - SUBSEQUENT EVENT

On January 15, 2003, the Company entered into a Stock Exchange Agreement with American Dairy Holdings, Inc. (American) and the shareholders of American. If consummated, the shareholders of American have agreed to sell to the Company, and the Company has agreed to purchase all of the outstanding shares of American, in exchange for shares representing ninety six percent (96%) of the total outstanding common shares of the Company, including presently outstanding warrants and stock options of the Company. This exchange would take place following a one-for-nineteen (1 for 19) reverse stock split of the presently issued and outstanding common stock of the Company, including its outstanding warrants and stock options. If the transaction is consummated, the Company will change its name and the majority of the current officers and directors of the Company will resign and be replaced by officers and directors of American. As a result of the stock exchange, American will become a wholly-owned subsidiary of the Company.