Form 10QSB
period 2003-03-31
LAZARUS INDUSTRIES INC
filed 2003-05-06
CIK 789868

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
_____________________________________________________________________________

(Mark one)

  [XX]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

  [  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT OF 1934

            For the transition period from ________ to _______

_____________________________________________________________________________

                 Commission File Number: 0-27351

                     LAZARUS INDUSTRIES, INC.
 _______________________________________________________________
(Exact Name of small business issuer as specified in its charter)

          Utah                                              87-0445575
   ________________________                        ________________________
   (State of Incorporation)                        (IRS Employer ID Number)


     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
   ___________________________________________________________
             (Address of principal executive offices)

                          (801) 532-7851
                    _________________________
                   (Issuer's telephone number)


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

                     LAZARUS INDUSTRIES, INC.

         Form 10-QSB for the Quarter ended March 31, 2003

                        Table of Contents

Part I - Financial Information                                          Page

         Item 1.  Financial Statements                                   3

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                      13

         Item 3.  Controls and Procedures                                15

Part II - Other Information

         Item 1.  Legal Proceedings                                      15

         Item 2.  Changes in Securities                                  15

         Item 3.  Defaults Upon Senior Securities                        15

         Item 4.  Submission of Matters to a Vote of Security Holders    15

         Item 5.  Other Information                                      15

         Item 6.  Exhibits and Reports on Form 8-K                       15

Signatures                                                               16

Certifications                                                           17

                         PART I - ITEM 1

                       FINANCIAL STATEMENTS







                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)

                       Financial Statements

               March 31, 2003 and December 31, 2002

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                     March 31,    December 31,
                                                       2003          2002
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

   Cash in bank                                    $     15,939  $     17,906
                                                   ------------- -------------

     Total Current Assets                                15,939        17,906
                                                   ------------- -------------

     TOTAL ASSETS                                  $     15,939  $     17,906
                                                   ============= =============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                $        771  $      9,123
   Accounts payable - related party                      36,910         4,500
   Other accrued liabilities                                120             -
                                                   ------------- -------------

     Total Current Liabilities                           37,801        13,623
                                                   ------------- -------------

     Total Liabilities                                   37,801        13,623
                                                   ------------- -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value, 50,000,000 shares
     authorized; 7,485,417 issued and outstanding         7,486         7,486
   Capital in excess of par value                       285,028       285,028
   Deficit accumulated during the development stage    (314,376)     (288,231)
                                                   ------------- -------------

     Total Stockholders' Equity (Deficit)               (21,862)        4,283
                                                   ------------- -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                              $     15,939  $     17,906
                                                   ============= =============




The accompanying notes are an integral part of these financial statements

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)


                                                                     From
                                                                 Inception on
                                                                 December 31,
                                     For the Three Months Ended  1985 through
                                             March 31,             March 31,
                                         2003          2002          2003
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -

EXPENSES

 General and administrative                26,149         1,765       163,209
                                     ------------- ------------- -------------

   Total Expenses                          26,149         1,765       163,209
                                     ------------- ------------- -------------

LOSS FROM OPERATIONS                      (26,149)       (1,765)     (163,209)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSE)

 Interest income                                4            30         4,099
 Interest expense                               -             -          (352)
 Loss from discontinued operations              -             -      (154,914)
                                     ------------- ------------- -------------

   Total Other Income (Expense)                 4            30      (151,167)
                                     ------------- ------------- -------------

NET LOSS                             $    (26,145) $     (1,735) $   (314,376)
                                     ============= ============= =============

BASIC LOSS PER SHARE                 $      (0.00) $      (0.00)
                                     ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     7,485,417     7,485,417
                                     ============= =============










The accompanying notes are an integral part of these financial statements.

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
    From Inception on December 31, 1985 through March 31, 2003

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




                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit)(Continued)
    From Inception on December 31, 1985 through March 31, 2003

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


                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit) (Continued)
    From Inception on December 31, 1985 through March 31, 2003

                                                                         Deficit
                                                                         Accumulated
                                                            Additional   During the
                                        Common Stock        Paid-in      Development
                                    Shares         Amount   Capital      Stage
                                 ------------- ------------ ------------ -------------
Balance, December 31, 1996          2,952,083  $     2,952  $   151,962  $   (156,566)

December 2, 1997 shares issued to
 officers at $0.03 per share for
 services                           3,000,000        3,000       87,000             -

Net loss for the year ended
  December 31, 1997                        -            -            -        (90,669)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1997          5,952,083        5,952      238,962      (247,235)

January 12, 1998 shares issued
 for cash at $0.03 per share        1,116,667        1,117       32,382             -

March 10, 1998 shares issued for
 cash at $0.03 per share              416,667          417       12,084             -

Net loss for the year ended
 December 31, 1998                         -            -            -         (5,785)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1998          7,485,417        7,486      283,428      (253,020)

Net loss for the year ended
 December 31, 1999                          -            -            -        (6,550)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 1999          7,485,417        7,486      283,428      (259,570)

Contributed capital                         -            -        1,600             -

Net loss for the year ended
 December 31, 2000                          -            -           -         (3,385)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 2000          7,485,417        7,486      285,028      (262,955)

Net loss for the year ended
 December 31, 2001                          -            -            -        (6,356)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 2001          7,485,417        7,486      285,028      (269,311)

Net loss for the year ended
 December 31, 2002                          -            -            -       (18,920)
                                 ------------- ------------ ------------ -------------

Balance, December 31, 2002          7,485,417  $     7,486  $   285,028  $   (288,231)
                                 ------------- ------------ ------------ -------------



The accompanying notes are an integral part of these financial statements.



                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit) (Continued)
    From Inception on December 31, 1985 through March 31, 2003


                                                                         Deficit
                                                                         Accumulated
                                                            Additional   During the
                                        Common Stock        Paid-in      Development
                                    Shares         Amount   Capital      Stage
                                 ------------- ------------ ------------ -------------
Balance, December 31, 2002          7,485,417  $     7,486  $   285,028  $   (288,231)

Net loss for the three months
 ended March 31, 2003 (unaudited)           -            -            -       (26,145)
                                 ------------- ------------ ------------ -------------
Balance, March 31, 2003
  (unaudited)                       7,485,417  $     7,486  $   285,028  $   (314,376)
                                 ============= ============ ============ =============


















The accompanying notes are an integral part of these financial statements.


















                       LAZARUS INDUSTRIES, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)
                                                                                  From
                                                                              Inception on
                                                                              December 31,
                                                  For the Three Months Ended  1985 through
                                                           March 31,            March 31,
                                                       2003          2002         2003
                                                  ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                        $    (26,145) $     (1,735) $   (314,376)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Stock issued for services                               -             -        90,000
  Change in operating assets and liabilities:
     Increase in taxes payable                             120             -            20
     Increase in accounts payable - related party       23,400             -        28,122
     Increase in accounts payable                          658             -           540
     Increase in accrued liabilities                         -             -         9,119
                                                  ------------- ------------- -------------

       Net Cash Used by Operating Activities            (1,967)       (1,735)     (186,575)
                                                  ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                         -             -             -
                                                  ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net stock offering proceeds                                -             -       200,914
  Contributed Capital                                        -             -         1,600
                                                  ------------- ------------- -------------

       Net Cash Provided by Financing Activities             -             -       202,514
                                                  ------------- ------------- -------------

INCREASE (DECREASE) IN CASH                             (1,967)       (1,735)       15,939

CASH AT BEGINNING OF PERIOD                             17,906        23,629             -
                                                  ------------- ------------- -------------

CASH AT END OF PERIOD                             $     15,939  $     21,894  $     15,939
                                                  ============= ============= =============
CASH PAID FOR:

   Taxes                                          $          -  $          -  $      1,400
   Interest                                       $          -  $          -  $        130

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Common stock issued for services               $          -  $          -  $     90,000





The accompanying notes are an integral part of these financial statements.



                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
               March 31, 2003 and December 31, 2002

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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

                     LAZARUS INDUSTRIES, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
               March 31, 2003 and December 31, 2002


NOTE 3 - RELATED PARTY TRANSACTIONS

As of March 31, 2003, the Company owed related parties $36,910 for legal and consulting fees, to an officer and a principal shareholder.

NOTE 4 - MATERIAL EVENT

On January 15, 2003, and as amended on March 31, 2003, the Company entered into a Stock Exchange Agreement with American Dairy Holdings, Inc. (American Dairy) and the shareholders of American Dairy. Upon the effective date, May 7, 2003, the shareholders of American Dairy have agreed to sell to the Company, and the Company has agreed to purchase all of the outstanding shares of American Dairy, in exchange for shares representing ninety six percent (96%) of the total outstanding common shares of the Company, including presently outstanding warrants and stock options of the Company.

NOTE 5 - SUBSEQUENT EVENT

On May 7, 2003, the Company expects the Stock Exchange Agreement with American Dairy Holdings, Inc. to close and become effective. This exchange would take place following a one-for-nineteen (1 for 19) reverse stock split of the presently issued and outstanding common stock of the Company, including its outstanding warrants and stock options. In addition, the Company will change its name and the majority of the current officers and directors of the Company will resign and be replaced by officers and directors of American Dairy. As a result of the stock exchange, American Dairy will become a wholly-owned subsidiary of the Company.

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

(2)  Plan of Operation

     The Company has been inactive for years, and has had no revenue from operations during the quarter ended March 31, 2003, and the year ended December 31, 2002.

     The Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with American Dairy Holdings, Inc. ("American Dairy"), a Delaware corporation, and the shareholders of American Dairy. The Company expects this transaction to close on or about May 7, 2003. Following the completion of the American Dairy transaction, the Company's name will change to "American Dairy, Inc.," new management will be appointed, and the operations of American Dairy will become the principal operations of the Company.

     American Dairy's operations are conducted through its wholly-owned subsidiary, Feihe Dairy, and Feihe Dairy's subsidiary, Sanhao Dairy, both of which are enterprises organized and operating in the People's Republic of China ("PRC"). Feihe Dairy engages in the production and distribution of milk powder, soybean milk powder and dairy products in the PRC. The principal activity of Sanhao Dairy is the production and supply of processed milk to Feihe Dairy. The products are sold under the registered trademarks "Feihe," "Yinhe," "Jinhe" and "Xinghua."

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

(3)  Results of Operations

     The Company had essentially no operations during the quarter ended March 31, 2003. As of March 31, 2003, the Company had cash of $15,939, liabilities of $37,801 and no other liquid assets or resources. It is expected that all of the Company's cash assets will be expended in connection with the American Dairy Acquisition described above.

     The Company has not experienced any material changes in results of operation. The Company had no revenue from continuing operations and incurred expenses during the quarter ended March 31, 2003, of $26,149, in accounting, legal, consulting and other general and administrative expenses, as compared to $1,765 in expenses for the quarter ended March 31, 2002. These expenses were incurred in connection with the Company's continuing efforts to file necessary periodic reports and to continue its efforts in consummating the American Dairy transaction.

     The Company has realized a net loss for the three months ended March 31, 2003 and 2002, of $26,145 and $1,735 respectively, and a net loss since inception of $314,376.

(4)  Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At March 31, 2003, the Company had working capital (deficit) of approximately $(21,862), as compared to $4,283, at December 31, 2002. Working capital as of both dates consists of short-term investments, and cash and cash equivalents, less current liabilities. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended March 31, 2003, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period. However, on or about March 17, 2003, in connection with the Exchange Agreement, described in Item 3, holders of a majority of the issued and outstanding shares executed a consent authorizing the following: (a) the change of the Company's name to "American Dairy, Inc."; (b) a reverse split of the issued and outstanding shares on a 1-for-19 basis; and (c) the adoption of the Company's 2003 Stock Incentive Plan. These matters were described in an Information Statement filed with the U.S. Securities and Exchange Commission, and mailed to the shareholders on April 15, 2003.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         On January 21, 2003, and amended on March 5, 2003, the Company filed a Current Report on Form 8-K, reporting the Exchange Agreement between the Company, American Dairy and the shareholders of American Dairy, as more particularly described on Item 2. Management's Discussion and Analysis or Plan of Operation. Except for these reports, no other reports on Form 8-K were filed during the quarter.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LAZARUS INDUSTRIES, INC.


      Date:  May 6, 2003          /s/ Jack M. Gertino
                                  ______________________________________
                                  Jack M. Gertino
                                  President, Chief Financial Officer
                                  and Chief Financial Officer

                          CERTIFICATION

     I, Jack M. Gertino, Chief Executive Officer and and Chief Financial Officer of the Company, certify that:

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


      Date:  May 6, 2003         /s/ Jack M. Gertino
                                 ________________________________________
                                 Jack M. Gertino
                                 Chief Executive Officer and
                                 Chief Financial Officer

                    CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Lazarus Industries, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack M. Gertino, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



      Date:  May 6, 2003       /s/ Jack M. Gertino
                               ___________________________________________
                               Jack M. Gertino
                               Chief Executive Officer and
                               Chief Financial Officer