Form 10QSB
period 2003-06-30
AMERICAN DAIRY INC
filed 2003-08-19
CIK 789868

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

         [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

         [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

         For the transition period from ______________ to ________________

         Commission File Number: 000-27351

                              American Dairy, Inc.
                     (Exact name of small business issuer as
                            specified in its charter)

             Utah                                      87-0445575
          ----------                                   ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


       1ST QINGXIANG STREET, KEDONG COUNTY, HEILONGJIANG PROVINCE 164800,
       ------------------------------------------------------------------
                           PEOPLE'S REPUBLIC OF CHINA
                           --------------------------
                    (Address of principal executive offices)

                              (213) 488-5131 (U.S.)
                           ---------------------------
                           (Issuer's telephone number)

                                 Not Applicable
                           ---------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,958,685 shares.


    Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   ---    ---

                              AMERICAN DAIRY, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

         Consolidated Balance Sheet as of June 30, 2003....................... 1

         Consolidated Statements of Operations for the three
         months and six months ended June 30, 2003, and 2002.................. 2

         Condensed Consolidated Statement of Changes in
         Stockholders' Equity for the six months ended
         June 30, 2003 (unaudited)............................................ 3

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 2003, and 2002................................. 4

         Notes to the Consolidated Financial Statements....................... 5

Item 2. Management's Discussion and Analysis or Plan of Operations............14

Item 3.  Controls and Procedures .............................................15


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................16

Item 2. Changes in Securities.................................................16

Item 3. Defaults on Senior Securities.........................................16

Item 4. Submission of Matters to a Vote of Security Holders...................16

Item 5. Other Information.....................................................17

Item 6. Exhibits and Reports on Form 8-K......................................17

Signatures....................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



AMERICAN DAIRY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

                                                                     6.30.2003
                                                                    (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                             $    581,113
  Accounts receivable, net                                            4,148,792
  Commercial note receivable - secured                                   12,077
  Inventories                                                         2,353,937
  Prepaid expenses                                                      276,129
  Advances to suppliers                                                 624,233
  Other receivables                                                     336,068
  Other tax refundable                                                   74,634
                                                                   -------------
TOTAL CURRENT ASSETS                                                  8,406,983

NON-CURRENT ASSETS
  Fixed assets, net                                                   3,703,660
                                                                   -------------
TOTAL ASSETS                                                       $ 12,110,643
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $  6,874,283
  Advances from a shareholder                                         2,701,747
  Amounts due to directors                                               88,683
  Receipts in advance                                                   888,471
  Tax payable                                                            46,546
  Short-term loan - secured                                             241,546
                                                                   -------------
TOTAL CURRENT LIABILITIES                                            10,841,276
                                                                   -------------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value; 50,000,000 shares
    authorized; 10,025,530 issued and outstanding                        10,026
   Additional paid-in capital                                           (31,887)
   Retained earnings                                                  1,291,228
                                                                   -------------
TOTAL STOCKHOLDERS' EQUITY                                            1,269,367
                                                                   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 12,110,643
                                                                   =============

        The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN DAIRY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                             Three Months Ended            Six Months Ended
                                      -----------------------------  -----------------------------
                                        6.30.2003       6.30.2002      6.30.2003       6.30.2002

REVENUES

    Sales revenues                    $  6,364,994    $  2,236,539   $ 12,361,763    $  2,236,539
    Cost of goods sold                   3,883,498       1,285,982      7,294,049       1,285,982
                                      -------------   -------------  -------------   -------------

    Gross profit                         2,481,496         950,557      5,067,714         950,557
                                      -------------   -------------  -------------   -------------

EXPENSES

    Distribution expenses                2,100,427         699,010      3,825,950         699,010
    Other operating expenses               450,499          55,039        255,283          55,039
    Administrative expenses                245,902          60,216        513,932          60,216
    Depreciation                             5,797              --          7,420              --
                                      -------------   -------------  -------------   -------------

    Total expenses                       2,802,625         814,265      4,602,585         814,265
                                      -------------   -------------  -------------   -------------

(Loss)/Income from operations             (321,129)        136,292        465,129         136,292
                                      -------------   -------------  -------------   -------------

OTHER INCOME (EXPENSE)

    Other revenues                          38,731             173         42,254             173
    Refund of enterprise income tax        453,261              --        453,261              --
    Interest and finance costs             (10,287)             --        (13,593)             --
                                      -------------   -------------  -------------   -------------

    Total other income - net               481,705             173        481,922             173
                                      -------------   -------------  -------------   -------------

Income before income taxes                 160,576         136,465        947,051         136,465
Provision for income taxes                      --              --             --              --
                                      -------------   -------------  -------------   -------------

Net income                            $    160,576    $    136,465   $    947,051    $    136,465
                                      =============   =============  =============   =============

 Basic earnings per share             $       0.02    $       0.01   $       0.10    $       0.01
                                      =============   =============  =============   =============

Weighted average number of shares
    outstanding                          9,875,318       9,650,000      9,762,659       9,650,000
                                      =============   =============  =============   =============

        The accompanying notes form an integral part of these condensed consolidated financial statements.

                                       2

AMERICAN DAIRY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)


                                                                                   Additional                      Total
                                                             Common stock           paid-in        Retained    stockholders'
                                                        Shares         Amount       capital        earnings       equity
                                                      ------------  ------------  ------------   ------------  ------------

Balance, January 1, 2003                                9,650,000         9,650        (9,649)       344,177       344,178

Recapitalization as a result of merger in May 2003        375,530           376       (22,238)            --       (21,862)

Net income for the period                                      --            --            --        947,051       947,051
                                                      ------------  ------------  ------------   ------------  ------------
Balance, June 30, 2003                                 10,025,530   $    10,026   $   (31,887)   $ 1,291,228   $ 1,269,367
                                                      ============  ============  ============   ============  ============

                   The accompanying notes form an integral part of these condensed consolidated financial statements.

                                                 3

AMERICAN DAIRY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                    Six Months Ended
                                                              ---------------------------
                                                                6.30.2003     6.30.2002
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                    $   947,051    $   136,465
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
 Depreciation                                                      70,965         93,345
 Provision for doubtful debts                                                     41,806

CHANGES IN:
 Accounts receivable, net                                        (212,283)    (1,306,173)
 Inventories                                                     (365,836)       (46,090)
 Prepaid expenses                                                 860,160        428,062
 Other receivables                                               (198,719)        51,942
 Other tax refundable                                              27,499             --
 Amounts due from directors                                        24,009        859,808
 Accounts payable and accrued expenses                          3,650,236        207,581
 Amounts due to directors                                          88,683             --
 Advances to suppliers                                           (624,233)            --
 Receipts in advance                                           (1,908,099)            --
 Tax payable                                                      (58,708)        87,456
                                                              ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       2,300,725        554,202
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of fixed assets                                     (3,146,642)       (12,842)
 Cash received in merger and recapitalization                      15,939             --
 Payments received on note receivable                             131,039         18,093
                                                              ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                          (2,999,664)         5,251
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term loan                                    241,546             --
 Payments on advances from employees                                   --       (491,378)
 Proceeds on advances from a shareholder                               --        102,093
 Repayment of advance from shareholder                            (87,317)        (2,795)
                                                              ------------   ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               154,229       (392,080)
                                                              ------------   ------------

NET (DECREASE)/INCREASE IN CASH                                  (544,710)       167,373

CASH, BEGINNING OF PERIOD                                       1,125,823             --
                                                              ------------   ------------

CASH, END OF PERIOD                                           $   581,113    $   167,373
                                                              ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

In relation to the merger and recapitalization, the Company obtained $15,939 in cash and $37,801 in accounts payable and accrued expenses.


         The accompanying notes form an integral part of these condensed consolidated financial statements.

                                       4

AMERICAN DAIRY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF ORGANIZATION

     American Dairy, Inc. ("AMERICAN DAIRY") (formerly known as "Lazarus Industries, Inc.") was incorporated under the laws of the State of Utah on December 31, 1985. The Company was incorporated for the purpose of engaging in the business of developing, manufacturing and marketing proprietary medical services. In 1991, the Company discontinued its operations, and liquidated its assets leaving the Company dormant until 1996 when the Company began to seek merging with an existing operating company.

     Pursuant to the Stock Exchange Agreement in January 2003, the Company agreed to acquire the shares of American Dairy Holdings, Inc., by issuing and delivering in exchange of the Company's common voting stock of 9,650,000 shares at par value $0.001. The reverse merger was closed on May 7, 2003 and has been accounted for as a recapitalization (See Note 4).

     American Dairy Holdings, Inc. ("ADHI") was incorporated on January 15, 2002 in Delaware. ADHI owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and Feihe Dairy in turn owns 100% of the registered shares of Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy") and 100% of the registered capital of Baiquan Feihe Dairy Co., Limited ("Baiquan Feihe"). Baiquan Feihe was registered on September 6, 2002 in Baiquan County, Heilongjiang Province, in the People's Republic of China with a registered capital of $120,773. Baiquan Feihe has a defined period of existence of 1 year to September 6, 2003. American Dairy, ADHI, Feihe Dairy, Sanhao Dairy and Baiquan Feihe are collectively referred to as "the Company".

     The principal activity of the Company is the manufacturing and distribution of dairy products under the Feihe trademark. The subsidiaries' principal country of operations is in the People's Republic of China (the "PRC").

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of American Dairy, Inc. and Subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for the three and six months ended June 30, 2003 and 2002. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

     Certain 2002 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

AMERICAN DAIRY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)  CONSOLIDATION

         The condensed consolidated financial statements include the accounts of American Dairy, Inc. and its subsidiaries as of June 30, 2003.

         All significant inter-company transactions and balances within the Company have been eliminated on consolidation.

     b)  CASH

         Cash represents cash on hand and deposits held in financial institutions. For the purposes of the cash flow statements, cash comprises of cash on hand and deposits held on call with the banks.

     c)  ACCOUNTS RECEIVABLE

         Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of June 30, 2003, provision for doubtful debts amounted to $325,339.

     d)  INVENTORIES

         Inventories comprise raw materials, consumables and goods held for resale and are stated at the lower of cost or market value. Cost is calculated using the last in first out method and includes any overhead costs incurred in bringing the inventories to their present location and condition.

     e)  FIXED ASSETS

         Fixed assets are stated at cost less accumulated depreciation. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditure incurred after assets have been put into operation, such as repairs and maintenance and overhaul costs, are normally charged to the statement of operations in the period in which it is incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

         When assets are sold or retired, their cost and accumulated depreciation are eliminated from the financial statements and any gain or loss resulting from their disposal is included in the statement of operations.

         Where the recoverable amount of an asset has declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. Expected future cash flows have been discounted in determining the recoverable amount. There were no fixed assets impairments for six months ended June 30, 2003.

         Depreciation is provided to write off the cost of assets, less the salvage value of 10% on costs, over their estimated useful lives on a straight-line basis at the following estimated useful lives:

AMERICAN DAIRY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


           Buildings                         30 years
           Plant and machineries             18 years
           Motor vehicles                     8 years
           Computer equipment                 5 years

     f)  RECEIPTS IN ADVANCE

         Revenue from the sale of goods or services is recognized on time apportionment basis when goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in the subsequent period are carried forward as deferred revenue.

     g)  REVENUE RECOGNITION

         Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

         Interest income is recognized when earned, taking into account the principal amounts outstanding and the interest rates applicable.

         Sundry income includes compensations received from the State Bureau as incentive to relocate from the previous factory premises, profit from the sales of raw materials to third parties and write-offs of long outstanding trade payables.

     h)  FOREIGN CURRENCIES

         The financial position and results of operations of the Company are determined using the local currency ("Renminbi" or "Yuan") as the functional currency. Foreign currency transactions during the period are converted at the average rate of exchange during the reporting period. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rates of exchange ruling at those dates. All exchange differences are dealt with in the statement of operations. The Company's principal country of operations is in the People's Republic of China.

         The registered equity capital and fixed assets denominated in the functional currency are translated at the historical rate of exchange at the time of capital contribution and purchases of fixed assets and exchange differences arising from translating equity capital, reserves and fixed assets at exchange rate ruling at the balance sheet date are dealt with as an exchange fluctuation reserve in members' equity.

         As the functional currency of the subsidiaries in the People's Republic of China is not freely exchangeable, the unofficial exchange rate is fixed at Rmb.8.28 to the US Dollar and, accordingly, there is no gain or loss to recognize relating to any foreign currency transactions or translations. As of June 30, 2003, the exchange gain of $11,015 which is included in other revenues, was derived from the conversion of the purchase consideration of $700,000 into Renminbi paid by ADHI for the acquisition of Feihe Dairy and its subsidiary.

AMERICAN DAIRY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     i)  TAXATION

         Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for income taxes.

         Taxation on overseas profits has been calculated on the estimated assessable profits for the period at the rates of taxation prevailing in the country in which the Company operates.

         Provision for the PRC income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.

         ENTERPRISE INCOME TAX

         Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

         Enterprise income tax ("EIT") is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes. Under the Business Promotion Policy Concerning Income Tax on Foreign Enterprises promulgated by the QiQiHaEr City Municipal Government, foreign owned enterprises registered in QiQiHaEr City are entitled to a tax holiday of seven years for full EIT exemption as though the EIT has been paid during the tax holiday periods. The preferential tax treatment will commence when the Company commences to generate assessable income after all accumulated tax losses have been deducted from the assessable income.

         VALUE ADDED TAX

         The Provisional Regulations of the PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

         Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

     j)  DEFERRED TAXES

         Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between

AMERICAN DAIRY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion, of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     k)  ADVERTISING COSTS

         Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expenses of the Company were $706,686 for the six months ended June 30, 2003.

     l)  RETIREMENT BENEFIT COST

         According to the People's Republic of China regulations on pension, the Company contributes to a defined contribution retirement plan organized by municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the plan. Contributions to the plan are calculated at 20% of the employees' salaries above a fixed threshold amount and the employees contribute 4% while the Company contributes the balance contribution of 16%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this plan.

         For the six months ended June 30, 2003, the Company's pension cost charged to the statements of operations under the plan amounted to $4,392.

         The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this plan. As of June 30, 2003, the Company's pension contributions of $16,522 have been paid to the State Pension Fund.

     m)  CAPITALIZED INTEREST

         Interest that is directly attributable to the acquisition, construction or production of an asset that necessarily takes a substantial period of time to get ready for its intended use or sale are capitalized as part of the cost of that asset.

     n)  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from shareholder and staff, loans and notes payable and other payables approximate their fair values as of June 30, 2003 because of the relatively short-term maturity of these instruments.

     o)  USE OF ESTIMATES

         The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

AMERICAN DAIRY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   REVERSE MERGER

     On January 15, 2003, American Dairy Holdings, Inc. ("ADHI"), and its shareholders entered into a Stock Exchange Agreement with Lazarus Industries, Inc. ("Lazarus Industries" an inactive public shell) and the shareholders of ADHI agreed to sell to Lazarus Industries, and Lazarus Industries agreed to purchase all of the outstanding shares of ADHI, in exchange for shares representing ninety six percent (96%) of the total outstanding common shares of Lazarus Industries, including presently outstanding warrants and stock options of Lazarus Industries.

     This exchange took place following a nineteen-for-one (19-for-1) reverse stock split of the presently issued and outstanding common stock of Lazarus Industries, including its outstanding warrants and stock options. Following the completion of the reverse merger on May 7, 2003, Lazarus Industries changed its name to American Dairy, Inc. and the majority of the current officers and directors of Lazarus Industries resigned and were replaced by officers and directors of ADHI. As a result of the Stock Exchange Agreement and completion of the reverse merger, which has been accounted for as a recapitalization, ADHI legally became a wholly owned subsidiary of Lazarus Industries, however for financial statement presentation purposes, ADHI became the accounting acquirer and Lazarus Industries became the accounting acquiree. As a result, the financial statements include (1) the balance sheet of the accounting acquirer and the acquiree at historical cost for the period presented and (2) the statements of operations of the acquirer for all periods presented and the results of operations of the acquiree from the date of merger to the date of presentation.

     The Company issued 9,650,000 shares of common stock at par of $0.001 totaling $9,650 to the shareholders of ADHI in exchange for all of the issued and outstanding common stocks of ADHI.


5.   CONCENTRATIONS OF BUSINESS AND CREDIT RISK

     At times throughout the period, the Company may maintain certain bank accounts in excess of FDIC insured limits.

     The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information.

6.   COMMERCIAL NOTE RECEIVABLE - SECURED

     As of June 30, 2003, the Company held commercial notes receivable totaling $12,077 that were issued or endorsed by a third party. The commercial notes are drawn against various banks with varying maturity periods of four and five months.

     The commercial notes, which bear no interest and are receivable on maturity, are endorsable to a third party.

AMERICAN DAIRY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7    INVENTORIES

     Inventories consisted of the following as of June 30, 2003:

     Raw materials                                                   $  969,296
     Finished goods                                                   1,384,641
                                                                     -----------
                                                                     $2,353,937
                                                                     ===========

8    FIXED ASSETS

     Fixed assets consisted of the following as of June 30, 2003:

     Buildings                                                       $1,257,717
     Plant and machineries                                            2,463,940
     Motor vehicles                                                      52,539
     Computer equipment                                                  20,559
     Construction in progress                                            18,126
                                                                     -----------

                                                                      3,812,881
     Less: accumulated depreciation                                     109,221
                                                                     -----------
                                                                     $3,703,660
                                                                     ===========

9.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following as of June 30, 2003:

     Accounts payable                                                $3,560,856
     Other payables                                                   3,099,840
     Accrued expenses                                                   213,587
                                                                     -----------
                                                                     $6,874,283
                                                                     ===========

10.  SHORT-TERM LOAN - SECURED

     On June 30, 2003, Feihe Dairy obtained a secured short-term loan from a financial institution, Kedong County Yin Xin City Credit Union in the amount of $241,546 (Rmb.2.0 million). The short-term loan is secured, bears interest at 7.056% per annum and is repayable in one lump sum on or before December 31, 2003. The short-term loan is secured against the fixed assets of another subsidiary, Sanhao Dairy.

AMERICAN DAIRY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


11.  INTEREST AND FINANCE COSTS

                                                        Six months    Six months
                                                             ended         ended
                                                         6.30.2003     6.30.2002

     Bank handling expenses                             $   5,105     $     173
     Exchange loss                                          8,488            --
                                                        ----------    ----------

                                                        $  13,593     $     173
                                                        ==========    ==========

12.  INCOME TAX

     Enterprise income tax ("EIT") in the People's Republic of China is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes. No income tax has been provided as Feihe Dairy is entitled to a tax holiday of seven years for full EIT exemption as though the EIT has been paid during the tax holiday periods.

     No provision for deferred tax has been made, as it is not considered that a material asset or liability will be realized in the foreseeable future. Deferred tax liability arising from timing difference and deferred tax benefits arising from losses from operations and which deferred tax liabilities or benefits are not provided for in the financial statements amounted to $10,207.

13.  COMMITMENTS

     A) Commitments under advertisement contracts

     As of June 30, 2003 the Company had commitments to make payments in respect of advertisement contracts for the period ending:

                                                                      6.30.2003

     December 31, 2003                                               $   70,783
                                                                     ===========

AMERICAN DAIRY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     B) Operating lease commitments

     As of June 30, 2003, the Company had commitments to make payments under operating leases for the years ending as follows:

     December 31, 2004                                                $   5,000
     December 31, 2005                                                    5,000
     December 31, 2006                                                    5,000
     December 31, 2007                                                    5,000
     December 31, 2008                                                    5,000
     Thereafter                                                         219,000
                                                                      ----------
                                                                      $ 244,000
                                                                      ==========

14.  INCENTIVE STOCK PLAN

     Effective April 1, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the "Plan") which reserves 3,000,000 shares of Common stock for issuance under the Plan. The Plan allows the directors to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses which may be subject to restrictions. No awards of stock options, stock appreciation rights, or stock bonuses have been granted to employees as of June 30, 2003.


15.  SUBSEQUENT EVENTS

     (i) Feihe Dairy has commenced negotiation to acquire a parcel of land use rights next to the existing Sanhao Dairy's factory and production facilities. While a final sale and purchase transaction has not been finalized as of June 30, 2003, Feihe Dairy has commenced foundation work on the land use rights to be acquired. When the new factory and production facilities are completed, the new complex will be known as "Feihe Industrial Park".

          While the financial terms and conditions of the land use rights are yet to be finalized, the Directors are confident that the sale and purchase transaction for the plot of land next to Sanhao Dairy's existing factory would be finalized with the Kedong County government and the current owner(s) of the land use rights, "Kedong County Oil Factory." The site is located next to the Company's present factory site.

     (ii) Subsequent to June 30, 2003, 933,155 shares of the common stocks were issued at $2.00 per share to a majority shareholder in lieu of the debts owing of $1,866,312.

Item 2.  Management's Discussion and Analysis or Plan of Operations

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

(2) Plan of Operation

         The predecessor of American Dairy, Inc. (the "Company") had been inactive for a number of years, and has had no revenue from operations during the quarter ended March 31, 2003, and during the year ended December 31, 2002.

         The Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with American Dairy Holdings, Inc. ("American Dairy"), a Delaware corporation, and the shareholders of American Dairy. This transaction closed May 7, 2003. Following the completion of this transaction, the Company changed its name to "American Dairy, Inc.," new management was appointed, and the milk processing operations of American Dairy became the principal operations of the Company.

         The operations of the Company are conducted through its wholly-owned subsidiary, Feihe Dairy, and Feihe Dairy's subsidiary, Sanhao Dairy, both of which are enterprises organized and operating in the People's Republic of China ("PRC"). Feihe Dairy engages in the production and distribution of milk powder, soybean milk powder and dairy products in the PRC. The principal activity of Sanhao Dairy is the production and supply of processed milk to Feihe Dairy. The products are sold under the registered trademarks "Feihe," "Yinhe," "Jinhe" and "Xinghua."

         The Company and its subsidiaries believe that they have sufficient capital to meet their cash requirements at the present level of operations over the next twelve months. However, it is management's plan to expand the operations of American Dairy as quickly as reasonably practicable. Under these circumstances, the Company will need substantial additional capital to fund such expansion efforts. The Company is currently conducting a private offering of its Common Stock to fund planned expansion. There can be no assurance that the Company will be able to raise capital when desired, or on terms favorable to the Company.

         Management will fund the research and development ("R&D") of new products and anticipates that R&D over the next year will be approximately $120,000. R&D will focus on the development of functional milk powder such as "Liver Protection" (GanBao) milk powder, a health food based on modern nutrition and traditional Chinese medical theories. R&D will, often times, be undertaken in cooperation with various research institutions, including a pending cooperation agreement with Heilongjiang Chinese Traditional Medical University. The Company and its subsidiaries will continue to seek patent protection, when appropriate, of new products developed through its R&D program.

         The Company and its subsidiaries anticipate that they will purchase between $250,000 and $1,400,000 of additional equipment for milk processing during the next twelve months. The Company expects to finance its additional equipment through the offer and sale of its Common Stock in a private offering.

         American Dairy and its subsidiaries do not anticipate any significant changes in its number of employees over the next twelve months.

         The Company's plan of operation will depend on its ability to continue its current operations and to gain greater market share in the PRC. There is no assurance that the operations of the Company will be successful.

(3) Results of Operations

         The predecessor of the Company had essentially no operations prior to the quarter ended March 31, 2003. As of June 30, 2003, the Company had cash of $581,113, total assets of $12,110,643, total liabilities of $10,841,276 and stockholders' equity of 1,269,367.

         The Company realized a net profit for the six months ended June 30, 2003, of $947,051.

(4) Liquidity and Capital Resources

         At June 30, 2003, the Company had a working capital deficit of $2,434,293, as compared to a working capital deficit of $283,802 at December 31, 2002. Working capital as of both dates consists of short-term investments, and cash and cash equivalents, less current liabilities.

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         N/A

Item 2. Changes in Securities

         During May 2003, the Company completed a 1-for-19 reverse stock split of its outstanding Common Stock, and the Company changed its OTC-BB over-the-counter trading symbol to "ADIY" (formerly "LAZS").

         During the three months ended June 30, 2003, the Company issued restricted Common Stock in connection with its acquisition of American Dairy Holdings, Inc. on May 7, 2003, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation S thereunder to the following persons:

         Name                              Number of Shares
         ----                              ----------------
         Leng You-Bin                        8,129,032
         Liu Sheng-Hui                         387,476
         Wu Zhi-Gang                           329,974
         Belmont Capital Group Limited         301,318
         Li Jin Bing                           100,440
         American Eastern Securities, Inc.      42,436
         Charles Hung                          100,440
         Charlie Yang                          100,440
         Eric Larsen                            42,938
                                             ----------
                                             9,534,494
                                             ==========

Item 3.  Defaults Upon Senior Securities

         N/A

Item 4.  Submission of Matters to a Vote of Security Holders

         N/A

Item 5.  Other Information

         N/A

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.
                  ---------

                  1. Articles of Amendment to the Articles of Incorporation of the Company filed May 6, 2003, changing the name of the Company from Lazarus Industries, Inc. to American Dairy, Inc.

                  2.       The audited consolidated financial
                           statements of American Dairy Holdings, Inc., a wholly owned subsidiary of the Company, for its fiscal year ended December 31, 2002, is incorporated herein by reference to the Form 8-K/A current report of the Company filed on July 3, 2003.

                  10.1 Stock Exchange Agreement, as amended, between the Company and the stockholders of American Dairy Holdings, Inc., is incorporated herein by reference to Exhibit A to the Schedule 14C Information Statement of the Company (formerly called Lazarus Industries, Inc.) dated April 15, 2003.

                  10.2 The 2003 Stock Incentive Plan of the Company is incorporated herein by reference to Exhibit B to the
                           Schedule 14C Information Statement of the Company (formerly called Lazarus Industries, Inc.) dated April 15, 2003.

                  99.1     Certification of Leng You-Bin and Liu Hua

                  99.2     Certification of Leng You-Bin

                  99.3     Certification of Liu Hua


         (b)      Reports of Form 8-K
                  -------------------

         On May 8, 2003, the Company filed a Form 8-K current report (Item 2 and
Item 7) to report the acquisition of 100% of the outstanding stock of American Dairy Holdings, Inc., a Delaware corporation, a company engaged in the milk processing industry in the People's Republic of China. On July 3, 2003, the Company filed a Form 8-K/A amendment to its Form 8-K report to provide the audited consolidated financial statements of American Dairy Holdings, Inc. as of December 31, 2002.

         The Company filed a Form 8-K current report (Item 4 and Item 7) on August 6, 2003, to report a change in the independent certified public accountants of the Company from HJ & Associates to Weinberg & Company, P.A.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          American Dairy, Inc.

Date: August 19, 2003                     By: Leng You-Bin
                                          -------------------------------------
                                          Leng You-Bin
                                          Chief Executive Officer and President