Form 10QSB/A
period 2003-06-30
AMERICAN DAIRY INC
filed 2003-11-17
CIK 789868

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                        Amendment No. 1 to Form 10-QSBA

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (AMENDED)

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


       1ST QINGXIANG STREET, KEDONG COUNTY, HEILONGJIANG PROVINCE 164800,
       ------------------------------------------------------------------
                         THE PEOPLE'S REPUBLIC OF CHINA
                         ------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,958,685 shares.


     Transitional Small Business Disclosure Format (check  one):  Yes    No X
                                                                     ---   ---

                              AMERICAN DAIRY, INC.
                                      INDEX

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated  Financial  Statements:

          Consolidated  Balance  Sheet  as  of  June  30,  2003                1

          Consolidated  Statements  of  Operations  for  the  three
          months  and  six  months  ended  June  30,  2003,  and  2002         2

          Condensed  Consolidated  Statement  of  Changes  in
          Stockholders'  Equity  for  the  six  months  ended
          June  30,  2003  and 2002 (unaudited)                                3

          Consolidated  Statements  of  Cash  Flows  for  the  six
          months  ended  June  30,  2003,  and  2002                           4

          Notes  to  the  Consolidated  Financial  Statements                  5

Item  2.  Management's Discussion and Analysis or Plan of Operations          14

Item  3.  Controls  and  Procedures                                           15


                           PART II. OTHER INFORMATION

Item  1.  Legal  Proceedings                                                  16

Item  2.  Changes  in  Securities                                             16

Item  3.  Defaults  on  Senior  Securities                                    16

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         16

Item  5.  Other  Information                                                  17

Item  6.  Exhibits  and  Reports  on  Form  8-K                               17

Signatures                                                                    18

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



AMERICAN  DAIRY,  INC.  AND  SUBSIDIARIES

CONDENSED  CONSOLIDATED  BALANCE  SHEET

                                                                   June 30, 2003
                                                                    (Unaudited)
ASSETS

CURRENT  ASSETS
  Cash                                                             $    581,113
  Accounts  receivable,  net                                          4,148,792
  Commercial note receivable - secured                                   12,077
  Inventories                                                         2,353,937
  Prepaid  expenses                                                     276,129
  Advances  to  suppliers                                               624,233
  Other  receivables                                                    336,068
  Other  tax  refundable                                                 74,634
                                                                   ------------
TOTAL  CURRENT ASSETS                                                 8,406,983

NON-CURRENT  ASSETS
  Fixed  assets,  net                                                 3,703,660
                                                                   ------------

TOTAL  ASSETS                                                      $ 12,110,643
                                                                   ============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES
  Accounts  payable  and accrued expenses                          $  6,874,283
  Advances  from  a  shareholder                                      2,701,747
  Amounts  due  to  directors                                            88,683
  Receipts  in  advance                                                 888,471
  Tax  payable                                                           46,546
  Short-term  loan  -  secured                                          241,546
                                                                   ------------

TOTAL  CURRENT  LIABILITIES                                          10,841,276
                                                                   ------------

STOCKHOLDERS'  EQUITY:
   Common  stock,  $.001  par  value;  50,000,000  shares
    authorized;  10,025,530 issued and outstanding                       10,026
   Additional  paid-in  capital                                         (31,887)
   Retained  earnings                                                 1,291,228
                                                                   ------------
TOTAL  STOCKHOLDERS'  EQUITY                                          1,269,367
                                                                   ------------

TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                     $ 12,110,643
                                                                   ============

        The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN  DAIRY  HOLDINGS,  INC.  AND  SUBSIDIARIES

CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)

                              Three  Months  Ended         Six Months  Ended
                         ---------------------------  --------------------------
                            6.30.2003      6.30.2002     6.30.200      6.30.2002
REVENUES
  Sales  revenues        $  6,364,994  $  2,236,539   $ 12,361,763  $ 2,236,539
  Cost of goods sold        3,883,498     1,285,982     7,294,049     1,285,982
                         ------------  ------------  ------------  ------------

  Gross  profit             2,481,496       950,557     5,067,714       950,557
                         ------------  ------------  ------------  ------------

EXPENSES

  Distribution expenses     2,100,427       699,010     3,825,950       699,010
  Other operating expenses    450,499        55,039       255,283        55,039
  Administrative expenses     245,902        60,216       513,932        60,216
  Depreciation                  5,797            --         7,420            --
                         ------------  ------------  ------------  ------------

  Total  expenses           2,802,625       814,265     4,602,585       814,265
                         ------------  ------------  ------------  ------------

(Loss)/Income from
  operations                 (321,129)      136,292       465,129       136,292
                         ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE)
  Other  revenues              38,731           173        42,254           173

  Refund of value added
      tax                     453,261            --       453,261            --

  Interest and finance
    costs                     (10,287)           --       (13,593)           --
                         ------------  ------------  ------------  ------------

  Total other income -
    net                       481,705           173       481,922           173
                         ------------  ------------  ------------  ------------

Income before income
  taxes                       160,576       136,465       947,051       136,465
Provision for income
  taxes                            --            --            --            --
                         ------------  ------------  ------------  ------------

Net  income              $    160,576  $    136,465  $    947,051  $    136,465
                         ============  ============  ============  ============

Basic earnings per share $       0.02  $       0.01  $       0.10  $       0.01
                         ============  ============  ============  ============

Weighted  average
  number  of  shares
  outstanding               9,875,318     9,650,000     9,762,659     9,650,000
                         ============  ============  ============  ============

        The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN  DAIRY,  INC.  AND  SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

                                       Common  stock   Additional                  Total
                                                        paid-in     Retained   stockholders'
                                     Shares    Amount   capital     earnings      equity
                                   ----------  -------  ---------  ----------  -------------
Balance, January 1, 2003            9,650,000    9,650    (9,649)     344,177      344,178

Recapitalization as a result
  of  merger  in  May  2003           375,530      376   (22,238)          --      (21,862)

Net  income for the period                 --       --        --      947,051      947,051
                                   ----------  -------  --------  -----------   ----------

Balance,  June  30, 2003           10,025,530  $10,026  $(31,887)  $1,291,228   $1,269,367
                                   ==========  =======  ========   ==========   ==========

  The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN  DAIRY,  INC.  AND  SUBSIDIARIES

CONDENSED  CONSOLIDATED  STATEMENT  OF  CASH  FLOWS  (UNAUDITED)

                                                          Six  Months  Ended
                                                    ----------------------------
                                                    June 30, 2003  June 30, 2002

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
NET  INCOME                                          $   947,051    $   136,465

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED  BY  OPERATING  ACTIVITIES

    Depreciation                                          70,965         93,345
    Provision  for  doubtful  debts                       41,806

CHANGES  IN:

  Accounts  receivable,  net                            (212,283)    (1,306,173)
  Inventories                                           (365,836)       (46,090)
  Prepaid  expenses                                      860,160        428,062
  Other  receivables                                    (198,719)        51,942
  Other  tax  refundable                                  27,499             --
  Amounts  due  from  directors                           24,009        859,808
  Accounts  payable  and  accrued  expenses            3,650,236        207,581
  Amounts  due  to  directors                             88,683             --
  Advances  to  suppliers                               (624,233)            --
  Receipts  in  advance                               (1,908,099)            --
  Tax  payable                                           (58,708)        87,456
                                                     -----------    -----------

NET  CASH  PROVIDED  BY  OPERATING  ACTIVITIES         2,300,725        554,202
                                                     -----------    -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

  Purchases  of  fixed  assets                        (3,146,642)       (12,842)
  Cash received in merger  and recapitalization           15,939             --
  Payments  received  on  note  receivable               131,039         18,093
                                                     -----------    -----------

NET  CASH  USED  IN  INVESTING  ACTIVITIES            (2,999,664)         5,251
                                                     -----------    -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

  Proceeds  from  short-term  loan                       241,546             --
  Payments  on  advances  from  employees                     --       (491,378)
  Proceeds  on  advances  from  a  shareholder                --        102,093
  Repayment  of  advance  from  shareholder              (87,317)        (2,795)
                                                     -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      154,229       (392,080)
                                                     -----------    -----------

NET  (DECREASE)/INCREASE  IN  CASH                      (544,710)       167,373

CASH,  BEGINNING  OF  PERIOD                           1,125,823             --
                                                     -----------    -----------

CASH,  END  OF  PERIOD                               $   581,113    $   167,373
                                                     ===========    ===========

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

AMERICAN  DAIRY,  INC.  AND  SUBSIDIARIES

NOTES  TO  THE  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS


1.   NATURE  OF  ORGANIZATION

     American Dairy, Inc. ("AMERICAN DAIRY") (formerly known as "Lazarus Industries, Inc.") was incorporated under the laws of the State of Utah on December 31, 1985. The Company was incorporated for the purpose of engaging in the business of developing, manufacturing and marketing proprietary medical services. In 1991, the Company discontinued its operations, and liquidated its assets leaving the Company dormant until 1996 when the Company began to seek a merging with an existing operating company.

     Pursuant to the Stock Exchange Agreement in January 2003, the Company agreed to acquire the shares of American Dairy Holdings, Inc., by issuing and delivering in exchange of the Company's common voting stock of 9,650,000 shares at par value $0.001. The reverse merger was closed on May 7, 2003 and has been accounted for as a recapitalization (See Note 4).

     American Dairy Holdings, Inc. ("ADHI") was incorporated on January 15, 2002 in Delaware. ADHI owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and Feihe Dairy in turn owns 100% of the registered shares of Heilongjiang Sanhao Dairy Co., Limited ("Sanhao
     Dairy") and 100% of the registered capital of Baiquan Feihe Dairy Co., Limited ("Baiquan Feihe"). Baiquan Feihe was registered on September 6, 2002 in Baiquan County, Heilongjiang Province, in the People's Republic of China with a registered capital of $120,773. Baiquan Feihe has a defined period of existence of 1 year to September 6, 2003. American Dairy, ADHI, Feihe Dairy, Sanhao Dairy and Baiquan Feihe are collectively referred to as the "Company".

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

AMERICAN  DAIRY,  INC.  AND  SUBSIDIARIES

NOTES  TO  THE  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS


7    INVENTORIES

     Inventories  consisted  of  the  following  as  of  June  30,  2003:

     Raw  materials                                                 $   969,296
     Finished  goods                                                  1,384,641
                                                                    -----------
                                                                     $2,353,937
                                                                    ===========

8    FIXED  ASSETS

     Fixed  assets  consisted  of  the  following  as  of  June  30,  2003:

     Buildings                                                       $1,257,717
     Plant  and machineries                                           2,463,940
     Motor  vehicles                                                     52,539
     Computer  equipment                                                 20,559
     Construction  in progress                                           18,126
                                                                     ----------

                                                                      3,812,881
     Less:  accumulated depreciation                                    109,221
                                                                     ----------
                                                                     $3,703,660
                                                                     ==========

9.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     Accounts payable and accrued expenses consisted of the following as of June 30, 2003:

     Accounts  payable                                               $3,560,856
     Other  payables                                                  3,099,840
     Accrued  expenses                                                  213,587
                                                                     ----------
                                                                     $6,874,283
                                                                     ==========

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

AMERICAN  DAIRY,  INC.  AND  SUBSIDIARIES

NOTES  TO  THE  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS


11.  INTEREST  AND  FINANCE  COSTS

                                                      Six months    Six months
                                                         ended         ended
                                                   June 30, 2003  June 30, 2002
                                                   -------------  -------------
     Bank  handling expenses                          $   5,105     $     173
     Exchange  loss                                       8,488            --
                                                      ---------     ---------

                                                       $ 13,593     $     173
                                                      =========     =========

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

13.  COMMITMENTS

     A)  Commitments  under  advertisement  contracts

     As of June 30, 2003 the Company had commitments to make payments in respect of advertisement contracts for the period ending:

                                                                  June 30, 2003
     December  31, 2003                                            $   70,783
                                                                   ==========

AMERICAN  DAIRY,  INC.  AND  SUBSIDIARIES

NOTES  TO  THE  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS


     B)  Operating  lease  commitments

     As of June 30, 2003, the Company had commitments to make payments under operating leases for the years ending as follows:

     December  31, 2004                                               $   5,000
     December  31, 2005                                                   5,000
     December  31, 2006                                                   5,000
     December  31, 2007                                                   5,000
     December  31, 2008                                                   5,000
     Thereafter                                                         219,000
                                                                      ---------
                                                                      $ 244,000
                                                                      =========

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

(3)  Results  of  Operations

Comparison of operations for the three months ended June 30, 2003 with the three months ended June 30, 2002:

The Company had a $24,111 or 18% increase in net income from $136,465 during the three months ended June 30, 2002 to $160,576 for the comparable period in 2003. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales increased by $4,128,455 or 185% from $2,236,539 for the three months ended June 30, 2002 to $6,364,994 for the three months ended June 30, 2003. This increase was due in part to an increase in the popularity of the "Feihe" brand in mainland China combined with the addition of new products for infants, children ages one to three, and pregnant women.


Cost of goods sold increased by $2,597,516 or 202% from $1,285,982 for the three months ended June 30, 2002 to $3,883,498 for the comparable period in 2003. This increase was due in part to a 185% increase in sales and in part due to 22% increase in the cost of certain sugar ingredients.


Distribution expenses increased by $1,401,417 or 201% from $699,010 in the three months ended June 30, 2002 to $2,100,427 for the comparable period in 2003. This increase was due in part to a 185% increase in sales combined with the a substantial increase in advertising.

Other operating expenses increased by $395,460 or 719% from $55,039 for the three months ended June 30, 2002 to $450,499 for the comparable period in 2003. This increase is due to increase in fees paid to retail locations for favorable placement of the Company's products on the display shelves.

Administrative expenses increased by $185,686 or 308% from $60,216 during the three months ended June 30, 2002 to $245,902 during the same period in 2003. This increase is due primarily to increases in administrative salaries.

Depreciation was $5,797 for the three months ended June 30, 2003. There was no depreciation for the comparable period in 2002. This is due to deprecation on equipment added during 2003. Depreciation on plant and machineries was included in cost of production.

Other revenues was $38,731 for the three months ended June 30, 2003 compared to $173 for the same period in 2002. Other revenues for 2003 consist primarily of gains on sales of raw materials and reductions in previously recorded liabilities.

During  2003,  the  Company  enjoyed  a  $453,261  refund  of  value added tax.

During 2003 the Company incurred $10,287 in interest and financing costs associated with debts incurred during 2003.

Comparison of operations for the six months ended June 30, 2003 compared with the six months ended June 30, 2002:

The Company had a $810,586 or 594% increase in net income from $136,465 during the three months ended June 30, 2002 to $947,051 for the comparable period in 2003. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales increased by $10,125,224 or 453% from $2,236,539 for the six months ended June 30, 2002 to $12,361,763 for the six months ended June 30, 2003. This increase was due in part to an increase in the popularity of the "Feihe" brand in mainland China combined with the addition of new products for infants, children ages one to three, and pregnant women.


Cost of goods sold increased by $6,008,067 or 467% from $1,285,982 for the six months ended June 30, 2002 to $7,294,049 for the comparable period in 2003. This increase was due in part to a 453% increase in sales and in part due to 22% increase in the cost of certain sugar ingredients.


Distribution expenses increased by $3,126,940 or 447% from $699,010 in the six months ended June 30, 2002 to $3,825,950 for the comparable period in 2003. This increase was due in part to a 453% increase in sales combined with the a substantial increase in advertising.

Other operating expenses increased by $200,244 or 364% from $55,039 for the six months ended June 30, 2002 to $255,283 for the comparable period in 2003. This increase is due to increase in fees paid to retail locations for favorable placement of the Company's products on the display shelves.

Administrative expenses increased by $453,716 or 753% from $60,216 during the six months ended June 30, 2002 to $513,932 during the same period in 2003. This increase is due primarily to increases in administrative salaries and other administrative costs associated with increased sales.

Depreciation was $7,420 for the six months ended June 30, 2003. There was no depreciation for the comparable period in 2002. This is due to deprecation on equipment added during 2003. Depreciation on plant and machineries was included in cost of production.

Other revenues was $42,254 for the six months ended June 30, 2003 compared to $173 for the same period in 2002. Other revenues for 2003 consist primarily of gains on sales of raw materials and reductions in previously recorded liabilities.

During the six months ended June 30, 2003, the Company enjoyed a $453,261 refund of value added tax.

During the six months ended June 30, 2003 the Company incurred $13,593 in interest and financing costs associated with debts incurred during 2003.

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

          During the three months ended June 30, 2003, the Company issued restricted Common Stock in connection with its acquisition of American Dairy Holdings, Inc. on May 7, 2003, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation S thereunder to the following persons:

         Name                                   Number  of  Shares
         ----                                   ----------------
         Leng  You-Bin                             8,129,032
         Liu  Sheng-Hui                              387,476
         Wu  Zhi-Gang                                329,974
         Belmont  Capital  Group  Limited            301,318
         Li  Jin  Bing                               100,440
         American  Eastern  Securities,  Inc.         42,436
         Charles  Hung                               100,440
         Charlie  Yang                               100,440
         Eric  Larsen                                 42,938
                                                   ---------
                                                   9,534,494
                                                   =========

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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          American  Dairy,  Inc.

Date:  November  3, 2003                  By:/s/Leng  You-Bin
                                          -------------------------------------
                                          Leng  You-Bin
                                          Chief  Executive Officer and President