Form 10QSB
period 2003-09-30
AMERICAN DAIRY INC
filed 2003-11-19
CIK 789868

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (AMENDED)

                For the quarterly period ended September 30, 2003

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

       1ST QINGXIANG STREET, KEDONG COUNTY, HEILONGJIANG PROVINCE 164800,
       ------------------------------------------------------------------
                         THE PEOPLE'S REPUBLIC OF CHINA
                           --------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,250,970 shares.

    Transitional Small  Business  Disclosure Format (check one): Yes [ ]  No [X]

                              AMERICAN DAIRY, INC.
                                      INDEX

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated  Financial  Statements:

         Condensed Consolidated Balance Sheet as of
           September  30,  2003                                               3

         Condensed  Consolidated  Statements of Operations
           for  the  three  months  and  nine  months  ended
           September  30,  2003,  and  2002                                   4

         Condensed  Consolidated  Statement  of  Changes  in
           Stockholders'  Equity  for  the  nine  months  ended
           September  30,  2003  (unaudited)                                  5

         Condensed  Consolidated  Statements  of  Cash Flows
           for  the  nine  months  ended  September  30,  2003,
           and  2002                                                          6

         Notes to the Condensed Consolidated Financial Statements             7

Item  2.  Management's Discussion and Analysis or Plan of Operations         15

Item  3.  Controls  and  Procedures                                          19

                           PART II. OTHER INFORMATION

Item  1.  Legal  Proceedings    .                                            19

Item  2.  Changes  in  Securities                                            19

Item  3.  Defaults  on  Senior  Securities                                   20

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders        20

Item  5.  Other  Information                                                 20

Item  6.  Exhibits  and  Reports  on  Form  8-K                              20

Signatures                                                                   21

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                      AMERICAN DAIRY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2003

                                                                   (Unaudited)
Assets

Current  assets
  Cash                                                            $     403,648
  Accounts  receivable
    Trade, net of allowance of $325,339                               4,053,614
    Other                                                               649,191
  Commercial note receivable - secured                                   34,356
  Inventories                                                         3,721,668
  Prepaid expenses                                                      117,431
                                                                  -------------
Total current assets                                                  8,979,908
                                                                  -------------

Non-current  assets
  Fixed assets, net of accumulated depreciation of $156,233           4,076,571
  Construction in progress                                              591,987
  Goodwill                                                              142,874
                                                                  -------------
                                                                      4,811,432
                                                                  -------------

Total Assets                                                      $  13,791,340
                                                                  =============

Liabilities  and  stockholders'  equity

Current  liabilities
  Accounts payable and accrued expenses                           $   7,572,484
  Advances from a shareholder                                           858,417
  Deferred income                                                       270,904
  Short-term loans - secured                                            603,865
                                                                  -------------
Total current liabilities                                             9,305,670
                                                                  -------------

Stockholders'  equity:
  Common  stock,  $.001 par value; 50,000,000 shares
    authorized; 11,250,970 issued and outstanding                        11,251
  Additional paid-in capital                                          2,333,199
  Retained earnings                                                   2,141,220
                                                                  -------------
Total stockholders' equity                                            4,485,670
                                                                  -------------

                                                                  $  13,791,340
                                                                  =============


  The accompanying notes form an integral part of these condensed consolidated financial statements.

                      AMERICAN DAIRY, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                               Three Months Ended          Nine Months Ended
                                 September 30                September 30
                               2003        2002           2003          2002
                          -----------  -----------   ------------  ------------
Revenues
  Sales revenues          $ 6,631,714  $ 3,615,425   $ 22,106,558  $ 10,699,477
  Cost of goods sold        3,596,402    2,590,759     13,587,106     6,947,066
                          -----------  -----------   ------------  ------------
  Gross profit              3,035,312    1,024,666      8,519,452     3,752,411
                          -----------  -----------   ------------  ------------

Expenses
  Distribution expenses     2,065,493      789,574      5,891,443     2,299,176
  Other operating expenses    108,529       20,554        528,057       131,844
  Administrative expenses     130,725       97,067        348,922       159,853
  Depreciation                  4,872            -         11,490         2,467
                          -----------  -----------   ------------  ------------
  Total expenses            2,309,619      907,195      6,779,912     2,593,340
                          -----------  -----------   ------------  ------------

Income from operations        725,693      117,471      1,739,540     1,159,071
                          -----------  -----------   ------------  ------------

Other  income  (expense)
  Other revenues               27,983      151,742         76,478       153,501
  Interest and finance
    costs                      (5,373)      (7,003)       (18,975)       (8,800)
                          -----------  -----------   ------------  ------------
  Total other income - net     22,610      144,739         57,503       144,701
                          -----------  -----------   ------------  ------------

Income before income taxes    748,303      262,210      1,797,043     1,303,772
Provision for income taxes          -            -              -             -
                          -----------  -----------   ------------  ------------

Net income                $   748,303  $   262,210   $  1,797,043  $  1,303,772
                          ===========  ===========   ============  ============

Basic earnings per share  $      0.07  $      0.03   $       0.18          0.14
                          ===========  ===========   ============  ============

Weighted average number
  of shares outstanding    10,883,338    9,650,000     10,082,853     9,650,000
                          ===========  ===========   ============  ============


  The accompanying notes form an integral part of these condensed consolidated financial statements.

                      AMERICAN DAIRY, INC. AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER EQUITY (UNAUDITED)


                                       Common  stock      Additional                    Total
                                                           paid-in      Retained     stockholders'
                                     Shares     Amount     capital      earnings        equity
                                   ----------  -------  -------------  -----------   -------------
Balance, January 1, 2003           9,650,000    9,650   $    (31,511)  $   344,177    $   322,316
Recapitalization as a result
  of stock exchange in May 2003      375,530      376           (376)            -              -
Issue of common stock -
  1,225,440 shares at a premium    1,225,440    1,225      2,365,086             -      2,366,311
Net income for the period                  -        -              -     1,797,043      1,797,043
                                  ----------  -------   ------------   -----------    -----------
Balance, September 30, 2003       11,250,970  $11,251   $  2,333,199   $ 2,141,220    $ 4,485,670
                                  ==========  =======   ============   ===========    ===========












  The accompanying notes form an integral part of these condensed consolidated financial statements.

                      AMERICAN DAIRY, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Nine Months Ended
                                                             September 30
                                                      -------------------------
                                                          2003          2002

Cash  flows  from  operating  activities
Net income                                            $ 1,797,043   $ 1,303,772
Adjustments to reconcile net income to net
  cash provided by operating activities
    Amortization                                                -         1,208
    Depreciation                                          118,775        22,992
    Realized profit on disposal of fixed assets                 -       (64,752)

Changes  in:
  Accounts receivable                                    (502,805)    3,533,199
  Inventories                                          (1,733,567)      304,077
  Prepaid  expenses                                     1,018,858      (135,495)
  Accounts payable and accrued expenses                 3,880,018       188,771
  Sundry  payables                                              -      (375,553)
  Deferred  revenue                                    (2,525,666)   (4,189,625)
                                                      -----------   -----------
Net cash provided by operating activities               2,052,656       588,594
                                                      -----------   -----------

Cash  flows  from  investing  activities
  Purchases of fixed assets                            (3,758,384)     (109,771)
  Payments received on note receivable                    108,760             -
  Payment  of  land  use  rights                                -        (1,812)
  Purchased Goodwill                                     (142,874)            -
                                                      -----------   -----------
Net cash used in investing activities                  (3,792,498)     (111,583)
                                                      -----------   -----------


Cash  flows  from  financing  activities
  Proceeds from secured short-term loans                  603,865             -
  Repayment of advance from shareholder                (1,930,647)            -
  Issuance of common stock                                 11,250             -
  Issuance of additional paid-in capital                2,333,199             -
  Reduction  in  registered  capital                            -      (194,226)
                                                      -----------   -----------
Net  cash  provided by (used in)
  financing activities                                  1,017,667      (194,226)
                                                      -----------   -----------

Net (decrease)/increase in cash                          (722,175)      282,785

Cash, beginning of period                               1,125,823        63,706
                                                      -----------   -----------

Cash, end of period                                   $   403,648   $   346,491
                                                      ===========   ===========



    The accompanying notes form an integral part of these condensed consolidated financial statements.

                      AMERICAN DAIRY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


Note  1  -  Nature  of  organization

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

     Pursuant to a Stock Exchange Agreement in January 2003, the Company agreed to acquire the shares of American Dairy Holdings, Inc., by issuing and delivering in exchange of the Company's common voting stock of 9,650,000 shares at par value $0.001. The reverse merger was closed on May 7, 2003 and has been accounted for as a recapitalization (See Note 4).

     American Dairy, Inc. owns 100% of American Dairy Holdings, Inc. ("ADHI") which was incorporated on January 15, 2002 in Delaware. ADHI owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and Feihe Dairy in turn owns 100% of the registered shares of Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy") and 100% of the registered capital of Baiquan Feihe Dairy Co., Limited ("Baiquan Dairy"). Baiquan Dairy was registered on September 6, 2002 in Baiquan County, Heilongjiang Province, in The People's Republic of China with a registered capital of $120,773. Baiquan Feihe has a defined period of existence of 1 year to September 6, 2004 and which registration is renewed each year.
     American Dairy, ADHI, Feihe Dairy, Sanhao Dairy and Baiquan Feihe are collectively referred to as the "Company".

     The principal activity of the Company is the manufacturing and distribution of dairy products previously under the Feihe trademark. The subsidiaries' principal country of operations is in The People's Republic of China (the "PRC").

Note  2  -  Basis  of  presentation

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of American Dairy, Inc. and Subsidiaries as of September 30, 2003, and the results of their operations and their cash flows for nine months ended September 30, 2003 and 2002. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

     Certain 2002 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

Note  3  -  Summary  of  significant  accounting  policies

     a)  Consolidation

     The condensed consolidated financial statements include the accounts of American Dairy, Inc. and its subsidiaries as of September 30, 2003.

     All significant inter-company transactions and balances within the Company have been eliminated on consolidation.

     b)  Cash

     Cash represents cash on hand and deposits held in financial institutions. For the purposes of the cash flow statements, cash comprises of cash on hand and deposits held on call with the banks.

     c)  Accounts  receivable

     Provision is made against accounts receivable to the extent that they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of September 30, 2003, provision for doubtful debts amounted to $325,339.

     d)  Inventories

     Inventories comprise raw materials, consumables and goods held for resale and are stated at the lower of cost or market value. Cost is calculated using the last in first out method and includes any overhead costs incurred in bringing the inventories to their present location and condition.

     e)  Fixed  assets

     Fixed assets are stated at cost less accumulated depreciation. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditure incurred after assets have been put into operation, such as repairs and maintenance and overhaul costs, are normally charged to the statements of operations in the period in which it is incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

     When assets are sold or retired, their cost and accumulated depreciation are eliminated from the financial statements and any gain or loss resulting from their disposal is included in the statements of operations.

     Where the recoverable amount of an asset has declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. Expected future cash flows have been discounted in determining the recoverable amount. There were no fixed assets impairments for the nine months ended September 30, 2003.

     Depreciation is provided to write off the cost of assets, less the salvage value of 10% on costs, over their estimated useful lives on a straight-line basis at the following estimated useful lives:

          Buildings                   30  years
          Plant  and  machineries     18  years
          Motor  vehicles              8  years
          Computer  equipment          5  years

     f)  Construction-in-progress

     All facilities purchased for installation, self-made or subcontracted are accounted for under construction-in-progress. Construction-in-progress is recorded at acquisition cost, including cost of facilities, installation expenses and the interest capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets.

     g)  Goodwill

     Goodwill represents the excess of the cost of purchasing companies over the fair value of their net assets at the date of the acquisition. Goodwill will be evaluated periodically to determine if there is any impairment in its value.

     h)  Receipts  in  advance

     Revenue from the sale of goods or services is recognized on time apportionment basis when goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in the subsequent period are carried forward as deferred revenue.

     i)  Revenue  recognition

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

     j)  Foreign  currencies

     The financial position and results of operations of the Company are determined using the home currency ("Renminbi" or "Yuan") as the functional currency. Foreign currency transactions during the period are converted at the average rate of exchange during the reporting period. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rates of exchange ruling at those dates. All exchange differences are dealt with in the statement of operations. The Company's principal country of operations is in The People's Republic of China.

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

     As the functional currency of the subsidiaries in The People's Republic of China ("PRC") is not freely exchangeable, the unofficial exchange rate is fixed at Rmb.8.28 to the US Dollar and, accordingly, there is no gain or loss to recognize relating to any foreign currency transactions or translations. As of September 30, 2003, the exchange gain of $11,015, included in other revenues, was derived from the conversion of the purchase consideration of $700,000 into Renminbi paid by ADHI for the acquisition of ADHI, Feihe Dairy and its subsidiaries.

     k)  Taxation

     Any U.S. income taxes will be provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for income taxes. Currently, The Company has no operations in the United States.

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

     Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The province has agreed to rebate its 40% of all value added taxes due by the company for a period of five years. Their rebates totaled $235,507 and $688,768 respectively for the three and nine month periods ended September 30, 2003. There were no value added tax rebates for the comparable periods in 2002.

     l)  Deferred  taxes

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion, of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     m)  Advertising  costs

     Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expenses of the Company were $1,179,003 and $206,132 for the nine months ended September 30, 2003 and 2002 respectively. Advertising costs are included in distribution expense for financial reporting purposes

     n)  Retirement  benefit  cost

     According to PRC regulations on pension, the Company contributes to a defined contribution retirement plan organized by municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the plan. Contributions to the plan are calculated at 20% of the employees' salaries above a fixed threshold amount and the employees contribute 4% while the Company contributes the balance contribution of 16%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this plan.

     For the nine months ended September 30, 2003 and 2002, the Company's pension cost charged to the statements of operations under the plan amounted to $7,603 and $805 respectively.

     The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this plan.

     o)  Capitalized  interest

     Interest that is directly attributable to the acquisition, construction or production of an asset that necessarily takes a substantial period of time to get ready for its intended use or sale are capitalized as part of the cost of that asset.

     p)  Fair  value  of  financial  instruments

     The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from shareholder and staff, loans and notes payable and other payables approximate their fair values as of September 30, 2003 because of the relatively short-term maturity of these instruments.

     q)  Use  of  estimates

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

Note  4  -  Reverse  Merger

     On January 15, 2003, American Dairy Holdings, Inc. ("ADHI") and its shareholders entered into a Stock Exchange Agreement with Lazarus Industries, Inc. ("Lazarus Industries" an inactive public shell) and the shareholders of ADHI agreed to sell") to Lazarus Industries, and Lazarus Industries agreed to purchase all of the outstanding shares of ADHI, in exchange for shares representing ninety six percent (96%) of the total outstanding common shares of Lazarus Industries, including presently outstanding warrants and stock options of Lazarus Industries.

     This exchange took place following a nineteen-for-one (19-for-1) reverse stock split of the presently issued and outstanding common stock of Lazarus Industries, including its outstanding warrants and stock options. Following the completion of the reverse merger on May 7, 2003, Lazarus Industries changed its name to American Dairy, Inc. and the majority of the current officers and directors of Lazarus Industries resigned and were replaced by officers and directors of ADHI. As a result of the Stock Exchange Agreement and completion of the reverse merger, which has been accounted for as a recapitalization, ADHI legally became a wholly owned subsidiary of Lazarus Industries, however for financial statement presentation purposes, ADHI became the accounting acquirer and Lazarus Industries became the accounting acquiree. As a result, the financial statements include (1) the balance sheet of the accounting acquirer and the acquiree at historical cost for the periods presented and (2) the statements of operations of the acquirer for all periods presented and the results of operations of the acquiree from the date of merger to the date of presentation.

     The Company issued 9,650,000 shares of common stock at par of $0.001 totaling $9,650 to the shareholders of ADHI in exchange for all of the issued and outstanding common stock of ADHI.

Note  5  -  Concentrations  of  business  and  credit  risk

     At times throughout the period, the Company may maintain certain bank accounts in excess of bank insured limits.

     The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information.

Note  6  -  Commercial  notes  receivable  -  secured

     As of September 30, 2003, the Company held commercial notes receivable totaling $34,356 that were issued or endorsed by a third party. The commercial notes are drawn against various banks with varying maturity periods of four and five months.

     The commercial notes, which bear no interest and are receivable on maturity, are endorsable to a third party.

Note  7  -  Inventories

     Inventories  consisted  of  the  following  as  of  September  30,  2003:

     Raw materials                                              $     2,499,834
     Finished goods                                                   1,221,834
                                                                ---------------
                                                                $     3,721,668
                                                                ===============

Note  8  -  Fixed  assets

     Fixed  assets  consisted  of  the  following  as  of  September  30,  2003:

     Buildings                                                  $     1,605,369
     Plant and machineries                                            2,552,785
     Motor vehicles                                                      52,539
     Computer equipment                                                  24,906
                                                                ---------------



                                                                      4,235,599
     Less: accumulated depreciation                                     159,028
                                                                ---------------
                                                                $     4,076,571
                                                                ===============

Note  9  -  Construction  in  progress

     Balance at January 1, 2003                                 $             -
     Expenditure during the nine months ended
       September 30, 2003                                               591,987
                                                                ---------------
     Balance  at  of  September  30,  2003                      $       591,987
                                                                ===============

Note  10  -  Accounts  payable  and  accrued  expenses

     Accounts payable and accrued expenses consisted of the following as of September 30, 2003:

     Accounts payable                                           $     3,969,103
     Other payables                                                   3,285,074
     Accrued expenses                                                   210,289
     Taxes payable                                                      108,018
                                                                ---------------
                                                                $     7,572,484
                                                                ===============

     Included in other payables is an amount due to a vendor, Kedong County Bei Bei Foodstuff Factory of $400,966.

     Pursuant to a Sale & Purchase Agreement dated July 25, 2003 between Feihe Dairy and Kedong County Bei Bei Foodstuff Factory, Feihe Dairy agreed to acquire all of the fixed assets including buildings and land use rights from the vendor at the total consideration of $400,966 and the consideration shall be fully payable within one year from the date of the Agreement.

     Should Feihe Dairy fail to pay the consideration within one year, the parties to the Agreement agree that the outstanding consideration of $400,966 shall be satisfied by the issuance of 200,000 shares of common stock of American Dairy, Inc. at $2.00 per value.

Note  11  -Short-term  loans  -  secured

     On June 30, 2003, Feihe Dairy obtained a secured short-term loan from a financial institution, Kedong County Yin Xin City Credit Union in the amount of $241,546. The short-term loan is secured by the fixed assets of Sanhao Dairy, bears interest at 7.056% per annum and is repayable in one lump sum on or before December 31, 2003.

     On September 1, 2003, Feihe Dairy obtained another secured short-term loan from Industrial Commercial Bank of China, Kedong Branch in the amount of $362,319. The short-term loan is secured by the fixed assets of Sanhao Dairy, bears interest at 6.9035% per annum and is repayable in one lump sum on or before August 30, 2004.

Note  12  -  Income  tax

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

     There are no material timing differences between the reporting of book and taxable income which would give rise to a deferred income tax asset or liability as of September 30, 2003.

Note  13  -  Commitments

     a)  Capital commitments for construction at

         September 30, 2003:                                        $ 4,210,870
                                                                    ===========

     b)  Commitments  under  advertisement  contracts

     As of September 30, 2003, the Company had commitments to make payments in respect of advertisement contracts for the period ending December 31, 2003:

         December 31, 2003                                          $    27,130
                                                                    ===========

     c)  Operating  lease  commitments

     As of September 30, 2003, the Company had commitments to make payments under operating leases for the years ending as follows:

       December 31, 2004                                            $     5,000
       December 31, 2005                                                  5,000
       December 31, 2006                                                  5,000
       December 31, 2007                                                  5,000
       December 31, 2008                                                  5,000
       Thereafter                                                       219,000
                                                                    -----------
                                                                    $   244,000
                                                                    ===========

Note  14  -  Incentive  stock  plan

     Effective  April  1,  2003,  the  Company  adopted  and  approved  its 2003
     Incentive Stock Plan, which reserves 3,000,000 shares of Common stock for issuance under the Plan. The Plan allows the directors to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions. No awards of stock options, stock appreciation rights, or stock bonuses have been granted to employees as of September 30, 2003.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

(1)  Caution  Regarding  Forward-Looking  Information

     When used in this report, the words "may," "will," "expect,","anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations;
     (ii) volatility of the stock market; and (iii) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

(2)  Plan  of  Operations

     The predecessor of American Dairy, Inc. (the "Company") had been inactive for a number of years, and had no revenue from operations during the quarter ended September 30, 2003, and during the year ended December 31, 2002.

     The Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with American Dairy Holdings, Inc. ("ADHI"), a Delaware corporation. This transaction closed May 7, 2003. Following the completion of this transaction, the Company changed its name to "American Dairy, Inc.," new management was appointed, and the milk processing operations of ADHI and its subsidiaries became the principal operations of the Company.

     The operations of the Company are conducted through its wholly-owned Subsidiary in the PRC, Feihe Dairy, and Feihe Dairy's subsidiary, Sanhao Dairy, both of which are enterprises organized and operating in The People's Republic of China ("PRC"). Feihe Dairy engages in the production and distribution of milk powder, soybean milk powder and dairy products in the PRC. The principal activity of Sanhao Dairy is the production and supply of processed milk to Feihe Dairy. The products are sold under the registered trademarks "Feihe," "Yinhe," "Jinhe" and "Xinghua."

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

     Management will fund the research and development ("R&D") of new products and anticipates that R&D over the next year will cost approximately $120,000. R&D will focus on the development of functional milk powder such as "Liver Protection" (GanBao) milk powder, a health food based on modern nutrition and traditional Chinese medical theories. R&D will, often times, be undertaken in cooperation with various research institutions, including a pending cooperation agreement with Heilongjiang Chinese Traditional Medical University. The Company and its subsidiaries will continue to seek patent protection, when appropriate, of new products developed through its R&D program.

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

     Critical  Accounting  Estimates

     Following are estimates management believes are critical to the accounting and reporting process:

     Estimation of the amount of the Company's allowance for bad debts. - Currently provisions are accrued at the time individual accounts are believed to be uncollectible. A significant portion of the Company's sales are done on credit and any major change in economic conditions affecting the Company's customers could adversely affect its ability to collect its receivables.

     Estimation of the useful life of the Company's depreciable assets. Currently assets are being depreciated over the following lives after taking into consideration a 10% salvage value:

          Buildings                      30  years
          Plant  and  machinery          18  years
          Motor  vehicles                 8  years
          Computer  equipment             5  years

     Changes in technology and methods of conducting business could affect the useful lives or even the impairment of these depreciable assets. Management does not anticipate at the current time any changes in technology or methods of operations which would impair or affect the useful lives of its depreciable assets.

     Inventories are valued at the lower of cost or market. A change in market conditions could result in the lowering of the carrying value of the Company's inventory of both raw materials and finished goods.

     Goodwill which has been capitalized for financial reporting purposes will be evaluated periodically to determine if its value has become impaired. Should goodwill become impaired, it would result in a charge against earnings at the time of its impairment.

     The notes to the Company's financial statements include descriptions of the Company's significant accounting policies.

(3)  Results  of  Operations

     Comparison of operations for the three months ended September 30, 2003 with the three months ended September 30, 2002:

     The Company had a $$486,093 or 185% increase in net income from $262,210 during the three months ended September 30, 2002 to $748,303 for the comparable period in 2003. Components of sales and expenses resulting in this increase in net income are discussed below.

     Sales increased by $3,016,289 or 83% from $3,615,425 for the three months ended September 30, 2002 to $6,631,714 for the three months ended September 30, 2003. This increase was due in part to an increase in the popularity of the "Feihe" brand in mainland China combined with the addition of new products for infants, children ages one to three, and pregnant women.

     Cost of good sold increase by $1,005,643 or 39% from $2,590,759 for the three months ended September 30, 2002 to $3,596,402 for the comparable period in 2003. This increase was due in part to an 83% increase in sales offset in part by higher gross profit margins on new products.

     Distribution expenses increased by $1,275,919 or 162% from $789,574 in the three months ended September 30, 2002 to $2,065,493 for the comparable period in 2003. This increase was due in part to a 83% increase in sales combined with a substantial increases in advertising, consignment fees and salaries.

     Other operating expenses increased by $87,975 or 428% from $20,554 for the three months ended September 30, 2002 to $108,529 for the comparable period in 2003. This increase is due to operations at the Baiquan Dairy facility which was not operating in 2002.

     Administrative expenses increased by $33,658 or 35% from $97,067 during the three months ended September 30, 2002 to $130,725 during the same period in 2003. This increase is due primarily to increases in administrative salaries.

     Depreciation was $4,872 for the three months ended September 30, 2003. There was no depreciation for the comparable period in 2002. This is due to deprecation on equipment added during 2003. Depreciation on manufacturing equipment is included in cost of goods sold.

     Other revenues was $27,983 for the three months ended September 30, 2003 compared to $151,742 for the same period in 2002. Other revenues for 2003 consist primarily of gains on sales of raw materials and reductions in previously recorded liabilities. During 2002 other revenues included a $64,752 gain on the sale of fixed assets along with $877,443 in revenues from reductions in previously recorded liabilities.

     During the three months ended September 30, 2003 the Company incurred $5,373 in interest and financing costs associated with debts incurred during 2003.

     Comparison of operations for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002:

     The Company had a $493,271 or 38% increase in net income from $1,303,772 during the nine months ended September 30, 2002 to $1,797,043 for the comparable period in 2003. Components of sales and expenses resulting in this increase in net income are discussed below.

     Sales increased by $11,407,081 or 107% from $10,699,477 for the nine months ended September 30, 2002 to $22,106,558 for the nine months ended September 30, 2003. This increase was due in part to an increase in the popularity of the "Feihe" brand in mainland China combined with the addition of new products for infants, children ages one to three, and pregnant women.

     Cost of goods sold increase by $6,640,040 or 96% from $6,947,066 for the nine months ended September 30, 2002 to $13,587,106 for the comparable period in 2003. This increase was due in part to a 107% increase in sales offset in part by improved gross profit margins.

     Distribution expenses increased by $3,592,267 or 156% from $2,299,176 in the nine months ended September 30, 2002 to $5,891,443 for the comparable period in 2003. This increase was due in part to a 107% increase in sales combined with a substantial increase in advertising, consignment fees and salaries.

     Other operating expenses increased by $396,213 or 301% from $131,844 for the nine months ended September 30, 2002 to $528,057 for the comparable period in 2003. This increase is due to operations at the Baiquan Dairy facility which was not in operation in 2002.

     Administrative expenses increased by $189,069 or 118% from $159,853 during the nine months ended September 30, 2002 to $348,922 during the same period in 2003. This increase is due primarily to increases in administrative salaries and other administrative costs associated with increased sales. Combined with the expensing of $125,000 in fees associated with the reverse merger.

     Depreciation  was  $11,490  for  the  nine months ended September 30, 2003.
     Depreciation was $2,467 for the nine months ended September 30, 2002. The increase is due to deprecation on equipment added during 2003. Depreciation on manufacturing equipment is included in cost of goods sold.

     Other revenues was $76,478 for the nine months ended September 30, 2003 compared to $153,501 for the same period in 2002. Other revenues for 2003 consist primarily of gains on sales of raw materials and reductions in previously recorded liabilities. Other revenues for 2002 included a $64,752 gain on the sale of fixed assets.

     During the nine months ended September 30, 2003 the Company incurred $18,975 in interest and financing costs associated with debts incurred during 2003.

     Liquidity  and  Capital  Resources

     At September 30, 2003, the Company had a working capital deficit of $325,762, as compared to a working capital deficit of $283,802 at December 31, 2002. Working capital as of both dates consists of short-term investments, and cash and cash equivalents, less current liabilities.

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

     Item  1.  Legal  Proceedings

          N/A

     Item  2.  Changes  in  Securities

     On July 31, 2003, the Company issued 858,503 shares of restricted common stock to Mr. Leng You-Bin, a director and the President of the Company, in payment of $1,886,311 in loans previously made to the Company, in reliance upon Regulation S under the Securities act of 1933.

     During July and August 2003, the Company issued 40,611 shares of restricted common stock to American Eastern Securities, Inc. in exchange for financial consulting services, in reliance upon Section 4(2) of the Securities Act of 1933.

     During July and August 2003, the Company issued 40,611 shares of restricted common stock to Belmont Capital Group Limited in exchange for financial consulting services, in reliance upon Regulation S under the Securities Act of 1933.

     During August 2003, the Company issued 285,715 shares of restricted common stock to the Sundra Luminus Fund, Inc. for $500,000 in reliance upon Regulation S under the Securities Act of 1933.

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

     (b)  Reports  on  Form  8-K

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

                                        American  Dairy,  Inc.
Date:  November 19,  2003                By:/s/Leng  You-Bin
                                           ---------------------------------
                                           Leng  You-Bin
                                           Chief Executive Officer and President