Form 10KSB
period 2003-12-31
AMERICAN DAIRY INC
filed 2004-04-05
CIK 789868

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  for the fiscal year ended December 31, 2003

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ________________

                        Commission File Number: 0-27351

                              American Diary, Inc.
                 (Name of small business issuer in its charter)

              Utah                                       87-0445575
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


1st Qingxiang Street, Kedong County, Heilongjiang Province 164800, The People's
                                Republic of China
                    (Address of principal executive offices)

                                011-0452-4312688
                          (Issuer's telephone number)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

                              Title of each class
                                      N/A

                    Name of each exchange on which registered
                                      N/A

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                          Common Stock, par value $.001

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

     State  issuer's  revenues  for  its  most  recent  fiscal year: $19,059,357

The  aggregate  market   value  of  voting   and  non-voting   equity  held   by
non-affiliates of the registrant as of December 31, 2003: Common stock, $.001 par value: $3,781,908


      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.  Yes  [ ]     No  [ ]

     The number of shares of the registrant's common stock outstanding as of March 29, 2004: 11,750,970 shares.

     Documents  incorporated  by  reference:  None

     Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                TABLE OF CONTENTS

PART  I

Item  1.  Description  of  Business                                            4

Item  2.  Description  of  Property                                           17

Item  3.  Legal  Proceedings                                                  17

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         17

PART  II

Item  5.  Market  for  Common  Equity  and  Other  Stockholder  Matters       18

Item  6.  Managements' Discussion and Analysis  r Plan of Operations          20

Item  7.  Financial  Statements                                               25

Item  8.  Changes  in  and  Disagreements  with  Accountants
          on  Accounting and Financial  Disclosure                            26

PART  III

Item  9.  Directors  and  Executive  Officers  of  Registrant                 26

Item  10. Executive  Compensation                                             27

Item  11. Security  Ownership  of  Certain  Beneficial  Owners
          and  Management  and  Related  Stockholder  Matters                 30

Item  12. Certain  Relationships  and  Related  Transactions                  31

Item  13. Exhibits  and  Reports  on  Form  8-K                               32

Item  14. Controls  and  Procedures                                           33

Item  15. Principal  Accountant  Fees  and  Services                          34

Signatures                                                                    35

Exhibit  Index                                                                36

ITEM  I  DESCRIPTION OF BUSINESS

     American Dairy, Inc. ("American Dairy") was incorporated under the corporate laws of the State of Utah on December 31, 1985, originally with the corporate name of Gaslight, Inc. It was inactive until March 30, 1988 when it changed its corporate name to Lazarus Industries, Inc. and engaged in the business of manufacturing and marketing medical devices. This line of business was discontinued in 1991, and it became a non-operating public company shell.

     Effective May 7, 2003, American Diary completed the acquisition of 100% of the issued and outstanding capital stock of American Flying Crane Corporation (formerly called American Dairy Holdings, Inc.) ("AFC"), a Delaware corporation. As a result, AFC become a wholly-owned subsidiary of American Dairy. In addition, American Dairy amended its Articles of Incorporation to change its name to "American Dairy, Inc." and completed a one-for-nineteen (1-for-19) reverse split of its Common Stock. AFC holds 100% of the issued and outstanding capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") in The People's Republic of China. The principal activity of Feihe Dairy is the production and distribution of milk powder and other dairy products. Feihe Dairy has two 99% owned subsidiaries, Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy") and BaiQuan Feihe Dairy Co., Limited ("BaiQuan Dairy"), that are engaged in the production and supply of processed milk and soybean products for Feihe Dairy.

     American Dairy purchased all of the outstanding capital stock of AFC from its stockholders in exchange for 9,650,000 restricted shares (post-split) of the Common Stock of American Dairy. Pursuant to a written consent by stockholders holding approximately 66% of the outstanding Common Stock of American Dairy, the stockholders approved:

1. an amendment to the Articles of Incorporation of American Dairy to change its corporate name to "American Dairy, Inc.";
2. a one-for-nineteen (1-for-19) reverse split of the Common Stock of American Dairy; and
3. the establishment of its 2003 Stock Incentive Plan covering 3,000,000 shares of Common Stock for its key employees, including officers, employees, directors and consultants.

     In addition to these actions, at the closing of the transaction effective May 7, 2003, all of the directors of American Dairy resigned and Leng You-Bin, Liu Sheng-Hui, Lee Hui-Lan, and Liu Hua were elected as the new directors and officers of American Dairy.

Current  Corporate  Structure
-----------------------------

     The following chart reflects the current corporate structure of the American Dairy entities:


                              American Dairy, Inc.
                    -----------------------------------------
                    formerly named "Lazarus Industries, Inc."
                                      100%

                        American Flying Crane Corporation
                        ---------------------------------
                                      100%

                      Heilongjiang Feihe Dairy Co., Limited
                      -------------------------------------

                 99%(1)                                      99%(2)

Heilongjiang Sanhao Dairy Co., Limited          BaiQuan Feihe Dairy Co., Limited
--------------------------------------          --------------------------------

(1)  The  remaining  1%  is  held  by  Fu  Man  Guo  in  trust  for Feihe Dairy.
(2)  The  remaining  1%  is  held  by  Liang  Ai  Yun  in trust for Feihe Dairy.

Heilongjiang  Feihe  Dairy  Co.,  Limited  and  Subsidiaries
------------------------------------------------------------

     Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and its subsidiaries are companies organized under the laws of The People's Republic of China ("China" or "PRC").

     The history of Feihe Dairy commenced in 1962 when its predecessor, Heilongjiang Zhaoguang Hongguang Dairy Plant ("Hongguang Dairy Plan") was established as a wholly owned State Enterprise, whose principal activities were the production and distribution of powdered milk in China. Hongguang Dairy Plant was located at Zhaoguang Livestock Farm of Zhaoguang Agro-Cultivated Bureau and its production capability was five tons a day and its main sales territory was Shangdong Province.

     In 1982, Heilongjiang Zhaoguang Dairy Plant ("Zhaoguang Dairy"), another State Enterprise, was established at Zhaoguang Plantation near BeiAn City. In 1984, the two Dairy Plant, Hongguang Dairy and Zhaoguang Dairy, were merged into Heilongjiang Zhaoguang Dairy Plant. The State continued to retain ownership of the merged Heilongjiang Zhaoguang Dairy Plant and the merged production capability increased to 20 tons a day.

     In 1997, the merged Heilongjiang Zhaoguang Dairy Plant was further reorganized and changed its name to Heilongjiang Feihe Dairy Group Limited. In February 2000, Heilongjiang Feihe Dairy Group Limited completed its registered capital restructuring to become a private company with registered capital of $845,411.

     In March 2001, the restructured Heilongjiang Feihe Dairy Group Limited changed its name to its present name of Heilongjiang Feihe Dairy Co., Limited and acquired all of the fixed assets (including land use rights, plant and equipment and factory buildings) of Kedong Gongmu Dairy Plant. Feihe Dairy holds 99% (1% of the equity is held in trust by Fu Man Guo) of the registered equity of Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy"), which is considered to be a wholly owned subsidiary).

     In August 2001, Feihe Dairy's new production facilities in Kedong County commenced production of milk powder.

     Sanhao Diary was incorporated in March 28, 2001 with registered capital of $433,110. Feihe Dairy owns 99% of Sanhao Dairy and Fu Man Guo holds the remaining 1% in trust for Feihe Dairy. Under a Sale and Purchase Agreement dated February 6, 2001 between Feihe Dairy and Kedong County Economic Committee, Feihe Dairy agreed to acquire all the fixed assets including land use rights from Kedong Gongmu Dairy Plant at a consideration of $364,269. Following the incorporation of Sanhao Dairy, Feihe Dairy, as its contribution towards the registered capital, injected all the fixed assets from Kedong Gongmu Dairy Plant, except for its land uses rights to 47,640 square meters of land, into Sanhao Dairy, plus cash of $68,841.

     Pursuant to a Sale and Purchase Agreement dated January 3, 2003, between a wholly owned subsidiary, Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and BaiQuan County Economic Planning Council (the "Council"), Feihe Dairy agreed to acquire all the fixed assets including the factory site, production facilities, land use rights and buildings from BaiQuan County Dairy Factory at a consideration of $700,483 (Rmb.5,800,000), which is payable in two installments totaling $603,864 (Rmb.5.0 million) on or before March 31, 2003 and a final installment of $96,618 (Rmb.800,000) is due on or before March 31, 2004. As of December 31, 2003, Feihe Dairy had paid $338,164 (Rmb.2.8 million) of the consideration to the Council. Pursuant to a supplemental agreement with the Council on March 31, 2003, Feihe Dairy agreed to repay the balance of the consideration of $362,318 (Rmb.3.0 million) as follows:

          On  or  before  January  3,  2004           $  72,464
          On  or  before  January  3,  2005              96,618
          On  or  before  January  3,  2006              96,618
          On  or  before  January  3,  2007              96,618
                                                      ---------
                                                      $ 362,318
                                                      =========

Sources  of  Milk
-----------------

     Under supply contracts with numerous small dairy farmers who have cattle grazing rights and use rights to approximately 514,640 acres of land in Kedong County in northeastern China, American Dairy has been able to receive supplies of raw milk without having to make capital investments in farms and cattle. Historically, the milk industry in China has been very fragmented and segmented with most production being generated by farmers owning and milking one to ten cows. Approximately 27% of this acreage is arable pasture land, and approximately 30% is planted with beans and corn.

     The dairy farms under contract with American Dairy have approximately 11,000 milk cows as of December 31, 2003.

     This large scale dairy production has an annual production capability of approximately 123,000 tons (112,000 metric tons).

Milk  Processing  Facilities
----------------------------

     American Dairy has a relatively new milk powder packaging plant called Feihe Dairy in Kedong County in China that commenced milk processing production in August 2001. This plant is located at 1st Qingxiang Street, Kedong County, in the City of QiQiHaEr, in Heilongjiang Province, China. Feihe Dairy has approximately 134 packaging employees at this plant. American Dairy has a milk powder processing plant called Sanhao Dairy in Kedong County in the City of QiQiHaEr, in Heilongjiang Province, China. Sanhao Dairy has approximately 236 production employees.

     American Dairy is planning to build an additional milk powder processing plant in close proximity to its existing Sanhao Dairy plant in Kedong County. American Dairy has acquired the land use rights to this location for $400,966.
American Dairy has entered into a construction contract to build the new plant for $4,210,870 (Rmb.34,866,000), of which $71,810 (Rmb.594,589) has been paid as of December 31, 2003. In anticipation of the completion of this new plant, American Dairy has ordered new milk powder processing machines and equipment, and has advanced $1,897,885 as of December 31, 2003 to suppliers.

     American Dairy also has a milk powder processing plant called BaiQuan Dairy. BaiQuan Dairy has approximately 62 production employees.

     The existing production facilities employ approximately 432 total production personnel.

     All aspects of production of American Dairy's products are based on traditional practices designed to yield premium quality, wholesome and superior tasting foods.

     The existing production facilities have a daily milk processing capability of 35 tons of fresh milk, and have:

          1.  three  production  lines  for  processing  bean-milk  powders;
          2. two production lines for processing liquid milk into powdered milk; and
          3. one production line for processing milk Crowley bean, milk Crowley, and solid milk.

     The existing processing facilities are capable of producing approximately 123,000 tons (112,000 metric tons) of milk products per year.

     American Dairy has been informed that the Kedong County government intends to invest approximately $12,000,000 into milk cow breeding operations to increase the presently available number of milk cows from 11,000 to 30,000, and such an increase in the number of milk cows is anticipated to increase daily milk production from 30,000 tons to approximately 105,900 tons of fresh milk.

     Because of the consistent quality of the milk powder products of American Dairy, it was awarded an ISO9002 quality Assurance Certificate in October 2000. In accordance with the requirements of ISO9002, American Dairy established a "Quality Assurance Handbook" that provides standardized requirements and procedures regarding the purchase of raw milk, its milk processing systems, storage and packaging standards, the distribution of its products, and employee training.

     Milk Processing. American Dairy believes that through purchasing raw milk locally and employing minimal processing techniques, it is able to preserve the fresh taste of milk. American Dairy's dairy processes raw milk within 24 to 36 hours after milking. Most large regional dairies, it believes, process raw milk which may be three to four days old. Milk processed by conventional farms for sale to regional dairies is typically stored at the farm for a minimum of two days, commonly spends a full day in transit to the dairy facility, and is only processed the following day. American Dairy's milk is not homogenized. During homogenization, pressurized milk is forced through openings smaller than the size of the fat globules present in milk, breaking them into smaller particles. Thus treated, the milk fat remains suspended and does not separate out in the form of cream. American Dairy believes that this process adversely affects the taste and feel of milk. In addition, American Dairy's milk is pasteurized at the lowest temperatures allowed by law to avoid imparting a cooked flavor to the milk. When the milk is clarified and the butterfat removed to yield cream and skim milk, a process of cold separation is used, rather than the more commonly employed hot separation which it believes adversely affects the favor of the milk.

     Dairy Product Processing. American Dairy's products are made in small batches using minimal processing techniques to maintain freshness and allow maximum flavor and nutrition retention. They are made with wholesome ingredients. No chemicals or additives are employed. Because they are produced locally, our dairy products arrive to consumers in American Dairy's marketing area sooner after production than most other dairy products. To assure product quality, the beginning of each production run is sampled for flavor, aroma, texture and appearance. In addition, inspectors conduct spot-checks for bacteria and butterfat content in its products, as well as sanitary conditions in its facilities.

Research  and  Development
--------------------------

     American Diary has six technicians engaged in research and development activities. These technicians monitor quality control at the milk processing plants of American Diary to ensure that the processing, packaging and distribution of the milk products result in high quality premium milk products that are safe and healthy for its customers. These technicians also pursue methods and techniques to improve the taste and quality of its milk products and to evaluate new milk products for further production based upon changes in consumer tastes, trends and the introduction of competitive products by other milk producers.

Growth  Strategy
----------------

     General. American Dairy believes that its products enjoy a reputation among those people who are familiar with its milk powder products for being high quality products. American Dairy believes that this reputation has spread principally by word-of-mouth and also as a result of favorable press coverage. American Dairy has also increased its marketing efforts through national television. Pursuant to its marketing plan, American Dairy will seek to build upon the reputation of its products and create strong brand identities, making its products more widely recognizable.

     American Dairy will seek to extend the distribution of its products to contiguous markets with high population concentrations. If American Dairy can successfully implement its growth strategy, American Dairy will also seek to enter other markets through joint ventures, licensing or other arrangements with local dairy farms which it believes would benefit significantly from selling their raw milk to newly established local dairies that will produce and sell American Dairy brand milk powder products and soybean products in their local markets. The key elements of American Dairy's growth strategy to reach its goal, include:

     * emphasizing local production and distribution. Its marketing efforts will continue to emphasize the local production and distribution of its products, which begins with purchasing raw milk from local farmers, resulting in premium quality milk powder products.

     * increasing regional and national television advertising to better establish the "Feihe" brand name and increase the scope of its market area.

Brand  Development  and  Marketing
----------------------------------

     Brand Identity. American Diary's marketing will emphasize the local production and national distribution of its products, which begins with local dairy herds and results in premium quality products to a national market. It believes that its story adds legitimacy to its marketing claim that it produces farm fresh products and helps to instill confidence in consumers as to the purity and wholesomeness of its products.

     American Dairy also seeks to convey its story through the packaging it uses for its products. Its products have also received marketing benefits from a considerable volume of favorable press and other publications of mass circulation which has rated its products highly.

     American  Dairy's  marketing  and  promotional  efforts  will  include:

     * Redesigning packaging of non-fluid products to promote a premium quality image.
     * Refining and targeting its message, which to date has largely been the product of work-of-mouth and product reviews.
     * Developing trade material, including four-color trade sell sheets and brochures.
     *    Further  distinguishing  its  products  from  other  dairy  products.
     * Expanding retail advertising, including print advertising televised advertising and focused public relations.

Competition
-----------

     General. The food business is highly competitive and, therefore, American Dairy faces substantial competition in connection with the marketing and sale of its milk powder products and soybean products. Its products are positioned as premium products and, accordingly, are generally priced higher than certain similar competitive products. American Dairy believes that the principal competitive factors in marketing its products are quality, taste, freshness, price and product recognition. While American Dairy believes that it competes favorably in terms of quality, taste and freshness, its products are more expensive and less well known than certain other established brands. Its premium products may also be considered in competition with non-premium quality dairy products for discretionary food dollars.

Government  Regulation
----------------------

     American Dairy is regulated under national and county laws in China. The following information summarizes certain aspects of those regulations applicable to American Dairy and is qualified in its entirety by reference to all particular statutory or regulatory provisions.

     Regulations at the national, province and county levels are subject to change. To date, compliance with governmental regulations has not had a material impact on American Dairy's level of capital expenditures, earnings or competitive position, but, because of the evolving nature of such regulations, management is unable to predict the impact such regulation may have in the foreseeable future.

     As a manufacturer and distributor of food products, American Dairy is subject to regulations of China's Agricultural Ministry. This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. It also regulates manufacturing practices, including quality assurance programs, for foods through its current good manufacturing practices regulations, and specifies the standards of identity for certain foods, including the products sold by American Dairy, and prescribes the format and content of many of the products sold by American Dairy, prescribes the format and content of certain nutrition information required to appear on food products labels and approves and regulates claims of health benefits of food products.

     In addition, China's Agricultural Ministry authorizes regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. American Dairy and its products are also subject to province and county regulations through such measures as the licensing of dairy manufacturing facilities, enforcement of standards for its products, inspection of its facilities and regulation of its trade practices in connection with the sale of dairy products.

Properties
----------

     American Dairy's principal executive offices are presently located at 1st Qingxiang Street, Kedong County, Heilongjiang Province 164800, China. The executive office building is located on the same property as its Sanhao Dairy's milk processing facilities. Although American Dairy owns the building and the equipment, its land rights are based upon long-term land-use rights.

     American Dairy presently operates three milk powder processing plants and various warehouses in northern China, known as Feihe Dairy, Sanhao Dairy and BaiQuan Dairy.

     There is no private ownership of land in the PRC and all land ownership is held by the government of the PRC, its agencies and collectives. Land use rights are obtained from the government for periods ranging from 50 to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fees.

Borrowing  Policies
-------------------

     American Dairy may borrow at competitive rates of interest. Borrowed funds will not be used for dividends to the shareholders.

     The precise amount, if any, borrowed by American Dairy will depend in part upon the availability of financing, and prevailing interest rates and other loan costs. There is no assurance that such financing, if any, will be available to American Dairy in the amounts desired or on terms considered reasonable by the Board of Directors.

     Loan agreements may require that American Dairy maintain certain reserves or compensating balances and may impose other obligations on American Dairy. Moreover, since a significant proportion of American Dairy's revenues may be reserved for repayment of debt, the use of financing may reduce the cash that might otherwise be available for dividends until the debt has been repaid and may reduce total cash flow for a significant period.

     American Dairy may, under appropriate circumstances, attempt to cause American Dairy to borrow funds at fixed interest rates. However, American Dairy may borrow funds at rates that vary with a "prime" or "base" rate, particularly on an interim basis or when interest rates are believed to be trending downward. A rise in the indexed rate may increase borrowing costs and reduce the amount of its income and cash available for distribution. In past years, the prime rates charged by major banks have fluctuated significantly; as a result, the precise amount of interest that American Dairy might be charged cannot be predicted with any certainty.

Risk  Factors
-------------

     Expansion Risks. American Dairy anticipates that its proposed expansion of its milk processing plants may include the construction of new or additional facilities. American Dairy's cost estimates and projected completion dates for construction of new production facilities may change significantly as the projects progress. In addition, American Dairy's projects will entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings. A delay in scheduled openings will delay American Dairy's receipt of increased sales revenues.

     New Projects. The projects of American Dairy to finance, develop, and expand its milk processing facilities will be subject to the many risks inherent in the rapid expansion of a high growth business enterprise, including unanticipated design, construction, regulatory and operating problems, and the significant risks commonly associated with implementing a marketing strategy in changing and expanding markets. There can be no assurance that any of these projects will become operational within the estimated time frames and projected budgets at the time American Dairy enters into a particular agreement, or at all. In addition, American Dairy may develop projects as joint ventures in an effort to reduce its financial commitment to individual projects. There can be no assurance that the significant expenditures required to expand its milk processing plants will ultimately result in the establishment of increased profitable operations.

     When American Dairy's future expansion projects become operational, American Dairy will be required to add and train personnel, expand its management information systems and control expenses. If American Dairy does not successfully address American Dairy's increased management needs or American Dairy otherwise is unable to manage its growth effectively, American Dairy's operating results could be materially and adversely affected.

     Uncertainty of Market Acceptance. American Dairy is currently selling its products principally in northern China. Achieving market acceptance for American Dairy's products, particularly in new markets, will require substantial marketing efforts and the expenditure of significant funds. There is substantial risk that any new markets may not accept or be as receptive to American Dairy's products. Market acceptance of American Dairy's current and proposed products will depend, in large part, upon the ability of American Dairy to inform potential customers that the distinctive characteristics of its products make them superior to competitive products and justify their pricing. There can be no assurance that American Dairy's current and proposed products will be accepted by consumers or that any of American Dairy's current or proposed products will be able to compete effectively against other premium or non-premium dairy products. Lack of market acceptance of American Dairy's products would have a material adverse effect on American Dairy.

     Changing Consumer Preferences. As is the case with other companies marketing dairy products, American Dairy is subject to changing consumer preferences and nutritional and health-related concerns. American Dairy believes that minimal processing and the absence of preservatives, additives, artificial sweeteners or artificial flavorings increases the attractiveness of its products to consumers. American Dairy's business could be affected by certain consumer concerns about dairy products, such as the fat, cholesterol, calorie, sodium, lactose content or contamination of such products. There is a significant percentage of customers in China who are lactose intolerant, and may therefore prefer other beverages. American Dairy could become subject to increased competition from companies whose products or marketing strategies address these consumer concerns more effectively.

     Effect of Adverse Medical Research Relating to Milk and Demand for Milk. Periodically, medical and other studies are released and announcements by medical and other groups are made which raise concerns over the healthfulness of cow's milk in the human diet. To date, American Dairy does not believe that any such studies have had a material effect on milk consumption rates in China. However, a study may be published or an announcement made concerning the healthfulness of cow's milk which may result in a decrease in demand for dairy products in China.

     Production Capacity. There is no assurance that American Dairy will be able to increase its production capacity to a level sufficient to meet anticipated increased demand for its products associated with its marketing and promotional efforts. American Dairy currently manufactures dairy products at a rate which utilizes approximately 123,000 tons of raw milk per year. American Dairy believes that it currently has the capacity, based on an assumed mix of products, to manufacture dairy products at a rate which utilizes approximately 1,531 tons of raw milk per week. American Dairy plans to purchase equipment and make improvements to its dairy plants which, it believes, should increase its capacity to manufacture products to a rate which utilizes approximately 5,404 tons of raw milk per week. There is no assurance, however, that American Dairy's contemplated improvements to its dairy plants will increase production capacity to the level anticipated or that production can be increased at a rate sufficient to meet anticipated increased demand for its products. There can be no assurance, further, that the product mix which American Dairy anticipates achieving and, therefore, which it has used in determining the equipment requirements of its dairy processing plants will prove to be accurate, making uncertain the future capacity of its dairy plant. Failure to meet possible increased demand for its products, on a timely basis, could have a material adverse effect on American Dairy's business, operations and finances.

     Impact of Growth on Quality of Dairy Products. American Dairy's products are manufactured in small batches with milk from the farms of local farmers. American Dairy believes that the small batch production methods it employs and the quality of the raw milk it uses contribute to the quality of its dairy products. There can be no assurance that the quality of American Dairy's dairy products will be maintained at increased levels of production. Increased production levels may cause American Dairy to modify its current manufacturing methods and will necessitate the use of milk from other additional sources. A decline in the quality of American Dairy's products could have a material adverse effect on American Dairy's business, operations and finances.

     Sales Force. American Dairy has hired additional sales personnel during 2003. There is no assurance that hiring these additional sales people will result in increased sales. American Dairy anticipates using independent dairy distributors to sell and distribute its products in new contiguous expansion markets, including Beijing. American Dairy cannot predict whether it will be able to obtain and maintain satisfactory sales and distribution arrangements and the failure to do so could have a material adverse effect on its business, operations and finances.

     Limited Delivery Capacity; Delays in Delivery of Products. If sales increase, there is no assurance that American Dairy will be able to deliver increased product volumes on a timely and efficient basis. Further, there can be no assurance that American Dairy will be able to deliver its products "fresh" to customers on a consistent basis, especially with increased product volumes, and a failure to do so could have a material adverse effect on its business, operations and finances.

     Supply of Raw Milk. The raw milk used in our products is supplied to American Dairy by numerous local farms under output contracts. American Dairy's farmers are currently producing 30 tons of milk per day. American Dairy believes that its farmers can more than double their production of raw milk. American Dairy further believes, however, that this supply may not be sufficient to meet increased demand for its products associated with its proposed marketing efforts. American Dairy believes that the supply of raw milk from its farmers should satisfy its requirements for raw milk for at least the next 12 months. Though American Dairy believes that additional raw milk is available locally, if needed, there is no assurance that American Dairy will be able to enter into arrangements with the producers of such milk on terms acceptable to American Dairy, if at all. An inadequate supply of raw milk will have a material adverse effect on its business, operations and finances.

     Possible Volatility of Raw Milk Costs. The current policy of China since the mid-1990s has focused on moving the industry in a more market oriented direction. These reforms have resulted in the potential for greater price volatility relative to past periods, as prices are more responsive to the fundamental supply and demand aspects of the market. These changes in China's dairy policy could increase the risk of price volatility in the dairy industry. There can be no assurance that a significant volatility in milk prices will not occur or that any such volatility would not have a material adverse effect on its business, operations and finances.

     Geographic Concentration; Fluctuations in Regional Economic Conditions. Nearly all of American Dairy's sales are concentrated in the northern area of China. Accordingly, American Dairy is susceptible to fluctuations in its business caused by adverse economic conditions in this region. American Dairy's products are priced higher than non-premium quality dairy products. Although American Dairy believes that the quality, freshness, flavor and absence of artificial ingredients in its products compensate for this price differential, there can be no assurance that consumers will be willing to pay more for such products in unfavorable economic conditions, or at all. Difficult economic conditions in other geographic areas into which American Dairy may expand may also adversely affect its business, operations and finances.

     Dependence on Executives. American Dairy is highly dependent on the services of Leng You-Bin and Liu Hua, and the loss of their services would have a material adverse impact on the operations of American Dairy. They have been primarily responsible for the development of American Dairy and the development and marketing of its products. American Dairy has not applied for key-man life insurance on the lives of these executives, but may do so in the future.

     Competition. The milk business is highly competitive and, therefore, American Dairy faces substantial competition in connection with the marketing and sale of its products. In general, milk products are price sensitive and affected by many factors beyond the control of American Dairy, including changes in consumer tastes, fluctuating commodity prices and changes in supply due to weather, production, feed costs and natural disasters. American Dairy's products compete with other premium quality dairy brands as well as less expensive, non-premium brands. American Dairy's milk faces competition from non-premium milk producers distributing milk in its marketing area; other milk producers packaging their milk in glass bottles, and other special packaging, which serve portions of its marketing area. Most of American Dairy's competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than American Dairy, and have products that have gained wide customer acceptance in the marketplace. The largest competitors of American Dairy are state-owned dairies owned by the government of China. Large foreign milk companies have also entered the milk industry in China. The greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to advertising claims by American Dairy. The milk industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. There can be no assurance that American Dairy will be able to compete successfully or that competitors will not develop products which will have superior qualities or which will gain wider market acceptance than its products.

     Consolidation of Dairy Industry. American Dairy established its dairy plants at a time when local dairies were being consolidated into large dairies due to the market and the efficiencies of larger operations. This consolidation trend is continuing and the forces responsible for it, including increased efficiencies and economies of scale that are present in large regional dairies, may put American Dairy at a competitive disadvantage.

     Lack of Property and General Liability Insurance. American Dairy and its subsidiaries are self-insured, and they do not carry any property insurance, general liability insurance, or any other insurance that covers the risks of their business operations. As a result, any material loss or damage to its properties or other assets, or personal injuries arising from its business operations would have a material adverse affect on its financial condition and operations.

     Potential Product Liability Associated with Food Products. American Dairy faces the risk of liability in connection with the sale and consumption of milk products and soybean products should the consumption of such products cause injury, illness or death. Such risks may be particularly great in a company undergoing rapid and significant growth. American Dairy currently maintains no product liability insurance. There can be no assurance that any insurance will be sufficient to cover potential claims or that the level of such coverage to be acquired and maintained by American Dairy will be available in the future at a reasonable cost. A partially or completely uninsured successful claim against American Dairy could have a material adverse effect on American Dairy.

     Government Regulation. American Dairy is subject to extensive regulation by China's Agricultural Ministry, and by other county and local authorities in jurisdictions in which its products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of its products. Applicable laws and regulations governing its products may include nutritional labeling and serving size requirements. American Dairy was awarded the ISO 9002 Quality Assurance Certificate in October 2000 and is in compliance with the ISO 9002 requirements with respect to its production processes. American Dairy's processing facilities and products are subject to periodic inspection by national, county and local authorities. American Dairy believes that it is currently in substantial compliance with all material governmental laws and regulations and maintains all material permits and licenses relating to its operations. Nevertheless, there can be no assurance that American Dairy will continue to be in substantial compliance with current laws and regulations, or whether American Dairy will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, American Dairy will be required to conform its activities in order to comply with such regulations. Failure by American Dairy to comply with applicable laws and regulations could subject American Dairy to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on its business, operations and finances.

     Doing Business in China. Doing business in China involves various risks including internal and international political risks, evolving national economic policies as well as financial accounting standards, expropriation and the potential for a reversal in economic conditions. Since the late 1970s, the government of the PRC has been reforming the Chinese economic system. These reforms have resulted in significant economic growth and social progress. Although we believe that economic reform and the macroeconomic policies and measures adopted by the current Chinese government will continue to have a positive effect on economic development in China and that we will continue to benefit from such policies and measures. These policies and measure may from time to time be modified or revised. Adverse changes in economic policies of the Chinese government or in the laws and regulations, if any, could have a material adverse effect on the overall economic growth of China, and could adversely affect our business operations.

     The Chinese currency, "Renminbi", is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support our business operations in the future.

     We rely on the Chinese government's foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. We receive substantially all of our revenues in Renminbi, which is not freely convertible into other foreign currencies. In China, the government has control over Rennminbi reserves through, among other things, direct regulation of the conversion or Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies which are required for "current account" transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government. This type of heavy regulation by the Chinese government of foreign currency exchange restricts certain of our business operations and a change in any of these government policies, or any other, could further negatively impact our operations.

     Fluctuations in the exchange rate between the Chinese currency and the United States dollar could adversely affect our operating results.

     The functional currency of our operations in China is "Renminbi". Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock prices.

     As a company based in China, our shareholders may have greater difficulty in obtaining information about us on a timely basis than would shareholders of a U.S.-based company. Our operations will continue to be conducted in China and shareholders may have difficulty in obtaining information about us from sources other than us. Information available from newspapers, trade journals, or local, regional or national regulatory agencies such as issuance of construction permits, contract awards for development projects, etc. will not be readily available to shareholders. Shareholders will be dependent upon our management for reports of our progress, development, activities and expenditure of proceeds.

     In order for the China subsidiaries of American Dairy to pay dividends to American Dairy, a conversion of Renminbi into US dollars is required. Under current Chinese law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of American Dairy to meet its cash needs, and to pay dividends to its shareholders. However, the subsidiaries of American Dairy are presently classified as a wholly owned foreign enterprise ("WOFE") in the PRC that have verifiable foreign investment in the PRC, funding having been made through an official PRC banking channel. Because the subsidiaries of American Dairy qualify for treatment as a WOFE, the subsidiaries can declare dividends and their funds can be repatriated to American Dairy in the United States under current laws and regulations in the PRC.

     Limited Trademark Protection. American Dairy has obtained trademark registrations for the use of its tradename "Feihe", which has been registered with the Trademark Bureau of the State Administration for Industry and Commerce with respect to its milk products. American Dairy believes its trademark is important to the establishment of consumer recognition of its products. However, there can be no assurance as to the breadth or degree of protection that the trademarks may offer American Dairy, that American Dairy will have the financial resources to defend the trademarks against any infringement, or that such defense will be successful. Moreover, any events or conditions that negatively impact its trademarks could have a material adverse effect on its business, operations and finances.

     Proprietary Knowledge and Absence of Patent Protection. American Dairy has no patents covering its products or production processes and expects to rely principally on know-how and the confidentiality of its formulae and production processes for its products and its flavoring formulae in producing a competitive product line. There is no assurance that any of these factors can be maintained or that they will afford American Dairy a meaningful competitive advantage.

Note: In addition to such risks, businesses are often subject to risks not foreseen or fully appreciated by management. In reviewing this Form 10-KSB, the reader should keep in mind that other possible risks may exist.

Item  2.  Description  of  Property

     American Dairy's principal executive offices are located at 1st Qingxiang Street, Kedong County, Heilongjiang Province 164800, in The People's Republic of China. Although American Dairy owns the building and the equipment, its land rights are based upon long-term land use rights granted by the government of China

     American Dairy intends to move its principal executive offices to Beijing in the PRC during 2004, including the establishment of new warehouse facilities and marketing offices comprised of approximately 25,000 square feet. American Dairy has entered into a Sale and Purchase Agreement dated September 28, 2003, to purchase land use rights to a property in Beijing for these new offices and facilities for $1,200,861. American Dairy has made three installment payments totaling $481,055 during 2003, and intends to finance the remaining balance of the purchase price of $719,806 through a bank mortgage loan.

Item  3.  Legal  Proceedings

     From time to time, American Dairy may become involved in various claims and lawsuits incidental to its business. There are presently no material legal proceedings pending or threatened against American Dairy.

     American Dairy is not a party to any material litigation, and there are no material outstanding claims against American Dairy or its assets.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     On May 7, 2003, the stockholders of American Dairy held a special meeting by written consent of a majority of its stockholders (approximately 66% of the outstanding shares of Common Stock). The shareholders approved:

     1. an amendment to the Articles of Incorporation of American Dairy to change its corporate name to "American Dairy, Inc.";
     2. a one-for-nineteen (1-for-19) reverse split of the Common Stock of American Dairy; and

     3. the establishment of its 2003 Stock Incentive Plan covering 3,000,000 shares of Common Stock for its key employees, including officers and employees, directors and consultants.

                                    PART II

Item  5.  Market  for  Common  Equity  and  Other  Shareholder  Matters

     American Dairy is authorized to issue 50,000,000 shares of Common Stock, $.001 par value per share. At December 31, 2003, there were 11,750,970 shares of Common Stock issued and outstanding that were held by 260 stockholders of record.

     The Common Stock of American Dairy is traded on the NASD Electronic Bulletin Board over-the-counter market (OTC-BB), and is quoted under the symbol "ADIY".

Common  Stock
-------------

     Holders of Common Stock are entitled to one vote for each share held on all matters voted upon by stockholders, including the election of directors. The holders of Common Stock have no preemptive rights to purchase or subscribe for any stock of American Dairy now or hereafter authorized or for securities convertible into such stock. All of the outstanding shares of Common Stock are fully paid and nonassessable. Upon any liquidation of American Dairy, the holders of Common Stock are entitled to share ratably in assets available for distribution to such stockholders. Holders of Common Stock are entitled to receive dividends out of assets legally available therefor at such times and in such amounts as the Board of Directors may from time to time determine.

     Shareholders are not entitled to cumulative voting rights, and accordingly, the holders of a majority of the voting power of the shares voting for the election of directors can elect the entire class of directors to be elected each year if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any person as a director of such class.

Dividend  Restrictions
----------------------

     The terms of the instruments governing the future indebtedness of American Dairy may contain restrictions on the payment of dividends and the making of distributions on its capital stock (other than stock dividends) and the purchase or redemption of outstanding capital stock of American Dairy. By reason of these restrictions, American Dairy may be unable to pay dividends on its Common Stock for some period in the future, which cannot presently be estimated.
     American Dairy has not declared or paid any dividends on its Common Stock and presently does not presently expect to declare or pay any such dividends in the foreseeable future. American Dairy has not yet formulated a future dividend policy in the event restrictions on its ability to pay dividends are created.

Transfer  Agent  and  Registrar
-------------------------------

     The transfer agent and registrar for American Dairy is Interwest Stock Transfer Co., 1981 E. Murray Road, #100, Halladay, Utah 84117-5148; telephone
(801)  272-9294.

Market  Price
-------------

     The following table sets forth the range of high and low closing bid prices per share of the Common Stock (trading symbol ADIY) of American Dairy as reported by Pink Sheets, L.L.C. for the periods indicated (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions) on the NASD Electronic Bulletin Board over-the-counter market.

                                          High  Closing         Low  Closing
                                        Bid Prices (1)(2)      Bid Prices (1)
                                        -----------------      --------------
Year  Ended  December  31,  2002
     1st  Quarter                             $0.05                $0.04
     2nd  Quarter                             $0.06                $0.03
     3rd  Quarter                             $0.06                $0.05
     4th  Quarter                             $0.08                $0.06
--------------------------------
Year  Ended  December  31,  2003
     1st  Quarter                             $0.11                $0.05
     2nd  Quarter  (1)                        $2.00(2)             $0.01
     3rd  Quarter                             $1.30                $0.10
     4th  Quarter                             $3.00                $1.30
---------------------------------

(1) On May 7, 2003, American Dairy had a one-for-nineteen (1-for-19) reverse stock split of its Common Stock.
(2) The closing bid price of the Common Stock of American Dairy on March 29, 2004 was $2.00 per share.

     If the trading price of American Dairy's Common Stock is below $5.00 per share, the Common Stock is considered to be "penny stocks" that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission's standardized risk disclosure document;
(b) providing customers with current bid and ask prices; (c) disclosing to customers the broker-dealer's and sales representatives compensation; and (d) providing to customers monthly account statements.

Stock  Option,  SAR  and  Stock  Bonus  Plan
--------------------------------------------

     Effective May 7, 2003, the shareholders of American Dairy adopted and approved its 2003 Incentive Stock Plan (the "Plan") which reserved 3,000,000 shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of American Dairy which may be subject to restrictions. As of December 31, 2003, American Dairy had not granted any stock options, stock appreciation rights or stock bonuses under the Plan.

Sale  of  Unregistered  Securities
----------------------------------

     During December 2003, American Dairy issued 500,000 shares of restricted Common Stock at $2.00 per share to residents and citizens of The People's Republic of China and private investors in reliance upon Rule 506 of Regulation D and Regulation S under the Securities Act of 1933.

     On August 28, 2003, American Dairy issued warrants to purchase 1,142,856 shares of its Common Stock to American Eastern Securities, Inc. and Belmont Capital Group Limited that are exercisable for $1.75 per share for a term of three years.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

Forward  Looking  Statements
----------------------------

     This Form 10-KSB annual report of American Dairy contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "plans", "intends", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss its future expectations, contain projections of its future results of operations or of its financial condition or state other "forward-looking" information. American Dairy believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that American Dairy is not able to accurately predict or control. This Form 10-KSB provides examples of risks, uncertainties and events that may cause American Dairy's actual results to differ materially from the expectations American Dairy describes in its forward-looking statements. You should be aware that the occurrence of the events described as risk factors and elsewhere in this Form 10-KSB could have a material adverse effect on its business, operating results and financial condition.

Significant  Accounting  Estimates  and  Policies
-------------------------------------------------

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the saleability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We must make estimates of the collectability of accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use difference estimates.

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses, that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

     We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Comparison  of  Years  Ended  December  31,  2003  and  2002
------------------------------------------------------------

     The following table sets forth certain operating information regarding American Dairy, including its subsidiaries. The 2002 numbers include the pro forma activities of American Flying Crane Corporation (formerly called "American Dairy Holdings Inc.") prior to its reverse merger with American Dairy during 2003:

                                     Year  Ended          Year  Ended
                                  December 31, 2003     December 31, 2002
                                  -----------------     -----------------
     Revenues                        $19,059,357          $12,172,815
     Cost  of  goods  sold           $ 8,156,165          $ 7,915,998
     Distribution  expenses          $ 7,899,265          $ 3,271,864
     General  and  administrative    $ 1,669,435          $   783,816
     Depreciation                    $   131,302          $     2,613
     Other  Income                   $ 1,196,939          $   135,108
     Interest  expense               $    24,809          $     2,882
     Net  Income                     $ 2,036,807          $   325,257

     Net income increased by 526% from $325,257 in 2002 to $2,036,807 for 2003. This increase in net income is attributable primarily to the following factors: (1) a 57% increase in sales; (2) a 23% increase in gross profit margins from 35% in 2002 to 58% in 2003; and (3) a 141% increase in distribution expenses, offset in part by: (i) a 113% increase in general and administrative expenses, and (ii) a $333,020 increase in enterprise income tax expense.

     Revenues. Revenues increased by $6,886,542 or 57% from $12,172,815 in 2002 to $19,059,357 in 2003. This increase was due primarily to expanding market areas and adding new value added products. Unit sales prices remained constant during the year.

     Cost of Goods Sold. Cost of goods sold increased 3% or $240,167 from $7,915,998 in 2002 to $8,156,165 in 2003. This increase is due primarily to a 57% increase in sales volume offset in part by a 23% improvement in gross profit margins from 35% in 2002 to 58% in 2003. The improved gross profit margins were due in part to an overall 17% decrease in the cost of raw materials combined with improved manufacturing efficiencies which were obtained as new processing facilities came on line during the year.

     Distribution  Expenses.  Distribution  expenses for the year ended December
31,  2003  were  $7,899,265,  an  increase  of $4,627,401 or 141% from the prior year's distribution expenses of $3,271,864. The principal reasons for the increase were substantial increases in advertising expense, distribution salaries, and transportation expense which were incurred to expand market areas.

     General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2003 were $1,669,435, an increase of $885,619 or 113% from the prior year's general and administrative expenses of $783,816. The principal reasons for the increase was $228,000 in consulting fees incurred at the parent company level during 2003.

     Depreciation Expense. Depreciation expense for the year ended December 31, 2003 was $131,302, an increase of $128,689 from the prior year's depreciation expense of $2,613. This increase is due primarily to property additions during 2003.

     Interest Expense. Interest expense for the year ended December 31, 2003 was $24,809 as compared to only $2,882 for the prior year. This increase was due primarily to interest incurred on loans made from banks and financial institutions during 2003 to finance the BaiQuan Dairy acquisition and operations.

     Income Taxes. Income tax expense increased by $333,020 from $5,493 in 2002 to $338,513 in 2003.

Liquidity  and  Capital  Resources

     Operating Activities. Net cash flows provided by operating activities for the year ended December 31, 2003 was $6,131,568 compared with combined pro forma net cash flows provided by operating activities of $1,204,368 for the year ended December 31, 2002. This increase in cash flows from operating activities was attributable primarily to net income of $2,036,807, and augmented by a decrease in accounts receivable of $1,776,027, increases of $3,531,577 in accounts payable and $2,071,175 in deferred income and offset in part by increases in advances to suppliers of $630,226, inventories in the amount of $3,086,370, and tax refunds due of $457,811.

     Sale of Stock. During the fiscal year ended December 31, 2003, American Dairy realized $1,500,000 from the sale of its restricted Common Stock made in reliance upon Rule 506 of Regulation D and Regulation S under the Securities Act of 1933, as amended. During 2003, American Dairy reduced debt in the amount of $1,8886,312 by cancelling such debt in exchange for issuing 943,156 shares of its restricted Common Stock.

     Working Capital - At December 31, 2003, the Company had a negative working capital of $(622,315).

     Contract Obligations - As of December 31, 2003, the Company had the following contractual obligations:


Contractual                             Less than      One to        Four to      After Five
Obligations                  Total       one year     Three Years    Five Years     Years
------------             -----------   ------------   -----------   -----------   -----------
Notes  Payable           $   483,092   $    483,092   $      ---    $       ---   $       ---

Purchase obligation on
land  and building           362,318         72,464      289,854            ---           ---

Lease  obligations           279,092          6,697       16,880         11,960       243,555

Commitments on
construction in progress   2,241,174      2,241,174          ---            ---           ---



Obligation to purchase
land and building            719,809        719,809          ---            ---           ---

Commitments  for
advertising                1,657,556      1,657,556          ---            ---           ---
                         -----------    -----------   ----------    -----------   -----------

Totals                   $ 5,743,041    $ 5,180,792   $  306,734    $    11,960   $   243,555
                         ===========    ===========   ==========    ===========   ===========

Restrictions  on  Transfer  of  Funds  from  China
--------------------------------------------------

     Under current law in the PRC, a conversion of Renminbi into U.S. dollars or other foreign currency usually requires the consent of the government of the PRC. These restrictions could have a negative impact in the future on the conversion process, and cause restrictions on the ability of American Dairy to meet its cash needs and on its ability to pay dividends to its stockholders in the future. However, under current law in the PRC, the subsidiaries of American Dairy in the PRC are qualified as a "wholly owned foreign enterprise" ("WOFE"), which permits such subsidiaries to convert Renminbi into U.S. dollars and to repatriate such funds to American Dairy in the United States.

New  Accounting  Pronouncements
-------------------------------

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143). In April and June 2002, the Financial Accounting Standards Board issued Standard No. 145, Reporting Gains and Losses from Extinguishment of Debt (SFAS 145), and Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). In December 2002, the Financial Accounting Standards Board issued Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148).
     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The provisions of SFAS 143 do not have a material impact on our consolidated results of operations and financial position. We adopted SFAS 143 effective January 1, 2003.

     SFAS 145 rescinds No.4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. SFAS 145 is effective in fiscal years beginning after May 15, 2002, with early adoption permitted. The provisions of SFAS 145 do not have a material impact on our consolidated results of operations and financial position. We adopted SFAS 145 effective January 1, 2003.

     SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities addresses the accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.

Previously, under Emerging Issues Task Force (ETIF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Insured in a Restructuring), a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS 146, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The provisions of SFAS 146 do not have a material impact on our consolidated results of operations and financial position. We adopted SFAS 146 effective January 1, 2003.

     SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amends No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported financial results. SFAS 148, paragraphs 2(a) - 2(e), are effective for financial statements for fiscal years ending after December 15, 2002. SFAS 148, paragraph 2(f), and the amendment to APB Opinion No. 28, Interim Financial Reporting, shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Earlier adoption is permitted.

     We adopted the disclosure provisions of SFAS 148 effective December 31, 2002. As permitted under SFAS 148, we continue to apply the recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, in determining our compensation expense.

Item  7.  Financial  Statements

     Financial statements include the consolidated balance sheet as of December 31, 2003, the consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2003. Also included are statements of operations, shareholders' equity and cash flows for the year ended December 31, 2002, along with proforma adjustments to include the activities of Feihe Dairy during the year ended December 31, 2002.

                              AMERICAN DAIRY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

                              AMERICAN DAIRY, INC.



                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-1

Consolidated Balance Sheet                                                  F-2

Consolidated Statements of Operations                                       F-4

Consolidated Statements of Stockholders' Equity                             F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to the Consolidated Financial Statements                              F-8

INDEPENDENT  AUDITORS'  REPORT

TO  THE  BOARD  OF  DIRECTORS
AMERICAN  DAIRY,  INC.


We have audited the accompanying consolidated balance sheet of American Dairy, Inc. and subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Dairy, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/Murrell,  Hall,  McIntosh  &  Co.,  PLLP
MURRELL,  HALL,  MCINTOSH  &  CO.,  PLLP

Oklahoma  City,  Oklahoma
February  28,  2004

                              AMERICAN DAIRY, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003



                                     ASSETS

CURRENT  ASSETS:
  Cash                                                             $  3,040,600
  Accounts  receivable  trade,  net  of  allowance
    for  doubtful  accounts  of  $445,237                             1,733,525
  Accounts  receivable  -  employees  and  other                        138,182
  Note  receivable  -  secured                                          237,923
  Advances  to  suppliers                                               630,226
  Inventories                                                         5,074,471
  Prepaid  expenses                                                   1,237,780
  Refundable  taxes                                                     559,944
                                                                   ------------

      Total  current  assets                                         12,652,651
                                                                   ------------

PROPERTY  AND  EQUIPMENT:
  Land  and  building                                                 1,452,401
  Plant  and  machinery                                               2,493,123
  Transportation  equipment                                             278,236
  Computer  equipment                                                    22,221
                                                                   ------------

                                                                      4,245,981
  Accumulated  depreciation                                            (165,348)
                                                                   ------------

                                                                      4,080,633
  Construction  in  progress                                          2,034,891
                                                                   ------------

                                                                      6,115,524
                                                                   ------------

OTHER  ASSETS
  Goodwill                                                                7,000
  Deposits  on  land,  building,  and  equipment                        417,678
                                                                   ------------

                                                                        424,678
                                                                   ------------

      Total  Assets                                                $ 19,192,853
                                                                   ============

          See accompanying summary of accounting policies and notes to financial statements.

                              AMERICAN DAIRY, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES:
  Accounts  payable                                                $  6,198,169
  Current  portion  of  purchase  obligation                             72,464
  Notes  payable                                                        483,092
  Deferred  revenue                                                   4,867,745
  Advances  from  employees                                             537,560
  Amount  due  to  shareholder                                          846,229
  Taxes  payable                                                        269,707
                                                                   ------------

      Total  current  liabilities                                    13,274,966
                                                                   ------------

PURCHASE OBLIGATION, net of current portion shown above                 289,854
                                                                   ------------

STOCKHOLDERS'  EQUITY:
  Common  stock,  $0.001  par  value  50,000,000  shares
    authorized;  11,750,970  shares  issued                              11,751
  Additional  paid-in  capital                                        3,235,298
  Retained  Earnings                                                  2,380,984
                                                                   ------------

      Total  stockholders'  equity                                    5,678,033
                                                                   ------------

      Total  Liabilities  and  Stockholders'  Equity               $ 19,242,853
                                                                   ============

          See accompanying summary of accounting policies and notes to financial statements.

                              AMERICAN DAIRY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                         2003          2002
                                                    ------------   ------------
SALES                                               $ 19,059,357   $ 12,172,815

COST  OF  GOODS  SOLD                                  8,156,165      7,915,998
                                                    ------------   ------------

     Gross  Profit                                    10,903,192      4,256,817
                                                    ------------   ------------

OPERATING AND ADMINISTRATIVE EXPENSES:
  Distribution  expenses                               7,899,265      3,271,864
  General and administrative expenses                  1,669,435        764,798
  Depreciation                                           131,302          2,613
                                                    ------------   ------------

                                                       9,700,002      4,039,275
                                                    ------------   ------------

INCOME  FROM  OPERATIONS                               1,203,190        217,542
                                                    ------------   ------------

OTHER  INCOME  (EXPENSES):
  Tax  incentives  and  other  income                  1,196,939        135,010
  Interest  expense                                      (24,809)        (2,882)
                                                    ------------   ------------

                                                       1,172,130        132,128
                                                    ------------   ------------

INCOME  BEFORE  INCOME  TAXES                          2,375,320        349,670

INCOME  TAXES:
  Current  tax  expense - Foreign                        338,513          5,493
                                                    ------------   ------------

NET  INCOME                                         $  2,036,807   $    344,177
                                                    ============   ============

BASIC  EARNINGS  PER  SHARE                         $       0.19   $       0.04
                                                    ============   ============

AVERAGE  COMMON  AND  COMMON
  EQUIVALENT  SHARES  OUTSTANDING                     10,535,964     9,650,000
                                                    ============   ===========

     See accompanying summary of accounting policies and notes to financial statements.

                              AMERICAN DAIRY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                       Common Stock
                                   --------------------
                                    Number     $0.001      Additional                      Total
                                      of         par        Paid-In       Retained      Shareholders'
                                    Shares      Value       Capital       Earnings         Equity
                                  ----------   --------   -----------   -----------    --------------
Balance,  December  31,  2001      9,650,000   $  9,650   $   (35,794)  $         -    $    (26,144)

Net omcp,e  for  the  year
  ended December  31,  2002                -          -             -       344,177         344,177
                                  ----------   --------   -----------   -----------    ------------

Balance,  December  31,  2002      9,650,000      9,650       (35,794)      344,177         318,033

Recapitalization                     135,530        135        11,148             -          11,283

Shares issued for
  consulting  services               240,000        240       269,760             -         270,000

Shares issued in exchange for
  conversion  of  shareholder
  loans                              933,155        933     1,865,379             -       1,866,312

Stock  issued  for  cash             792,285        793     1,499,207             -       1,500,000

Less  offering  costs  other
  syndication  costs                       -          -      (374,402)            -        (374,402)

Net  income  for  the year
  ended December  31,  2003                -          -             -     2,036,807       2,036,807
                                  ----------   --------   -----------   -----------    ------------

Balance, December 31, 2003        11,750,970   $ 11,751   $ 3,235,298   $ 2,380,984    $  5,628,033
                                  ==========   ========   ===========   ===========    ============


     See accompanying summary of accounting policies and notes to financial statements.

                              AMERICAN DAIRY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                         2003          2002
                                                    ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $  2,036,807  $    344,177
  Adjustments  to  reconcile  net
    income to operating  activities -
    Depreciation                                          131,302        21,764
    Provision for doubtful accounts                       426,124       124,585
    Consulting fees                                       179,982             -
    Gain on disposal of fixed assets                            -          (802)
    Changes in assets and liabilities:
      (Increase)  decrease  in  -
        Accounts receivable                             1,776,027    (1,151,631)
        Advances to suppliers                            (630,226)            -
        Inventories                                    (3,086,370)     (751,725)
        Prepaid expenses                                  (11,472)     (648,849)
        Refundable taxes                                 (457,811)     (102,133)
        Amounts due to/from directors                           -       583,073
      Increase  (decrease)  in  -
        Accounts payable and accrued
          liabilities                                   3,531,577       287,225
        Deferred income                                 2,071,175     2,617,771
        Taxes payable                                     164,453      (113,364)
                                                     ------------  ------------

  Net  cash  provided  by  (used  in)
    operating activities                                6,131,568     1,210,091
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired during merger                              17,906             -
  Sales proceeds on disposal of
    fixed assets                                                -        10,870
  Deposits on land, buildings
    and equipment                                        (417,678)            -
  Purchases of property
    and equipment                                      (3,671,926)      (93,568)
  Purchase of business, net of
    cash acquired                                               -        42,248
  Disposal of assets                                       87,974             -
  Investment in construction in
    progress                                           (2,034,891)            -
  Issuance of note receivable -
    secured                                               (94,807)     (143,116)
                                                     ------------   -----------

  Net cash used in investing activities                (6,113,422)     (183,566)
                                                     ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                     1,500,000             -
  Payment of syndication costs
    and other                                            (396,264)
  Proceeds from notes payable                             483,092             -
  Proceeds advanced from a shareholder                          -       102,093
  Purchase obligation                                     362,318
  Repayment of advances from
    a shareholder                                          (52,515)      (2,795)
                                                      ------------  -----------
  Net cash provided by
    financing activities                                 1,896,631       99,298
                                                      ------------  -----------

NET INCREASE (DECREASE) IN CASH
  AND  CASH EQUIVALENTS                               $  1,914,777  $ 1,125,823

                              AMERICAN DAIRY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                         2003          2002
                                                    ------------   -------------
CASH  AND  CASH  EQUIVALENTS,
  BEGINNING OF PERIOD                                $  1,125,823   $         -
                                                     ------------   -----------

CASH  AND  CASH  EQUIVALENTS,
  END OF PERIOD                                      $  3,040,600   $ 1,125,823
                                                     ============   ===========

SUPPLEMENTAL  DISCLOSURES  OF
  CASH  FLOW  INFORMATION:
  Interest paid, net of capitalized
    amounts                                          $     19,630   $         -
                                                     ============   ===========

  Income taxes paid                                  $    338,513   $     5,493
                                                     ============   ===========

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
During the year ended December 31, 2003, the Company converted loans from a shareholder totaling $1,866,311 into 933,155 shares of common stock.

During the year ended December 31, 2003, the Company issued 240,000 shares of its common stock valued at $270,000 for consulting services.

During the period ended December 31, 2002, the Company assigned a note payable in the amount of $142,888 to a director of the Company.

During the year ended December 31, 2002, the director settled advances from employees and staff guarantee fund, included in accounts payable, of $251,319 and $63,853, respectively, on behalf of Feihe Dairy.



     See accompanying summary of accounting policies and notes to financial statements.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.   Description  of  business

     Organizational  structure

     American Dairy, Inc. ("American Dairy" or the "Company") was incorporated in the State of Utah on December 31, 1985, originally with the name of Gaslight, Inc. It was inactive until March 30, 1988 when it changed its corporate name to Lazarus Industries, Inc. and engaged in the business of manufacturing and marketing medical devices. This line of business was discontinued in 1991, and it became a non-operating public company shell. During 2003, the Company changed its name to American Dairy, Inc.

     Effective May 7, 2003, American Dairy completed the acquisition of 100% of the issued and outstanding capital stock of American Dairy Holdings, Inc. ("ADH"), a Delaware corporation. As a result, ADH became a wholly owned subsidiary of American Dairy.

     In preparation for this acquisition, which was treated as a reverse merger for financial reporting purposes, American Dairy completed a 1 to 19 reverse stock split reducing the number of shares of common stock outstanding from 7,485,147 to 394,168. In addition, American Dairy shareholders canceled 258,638 shares reducing the number of shares outstanding at the acquisition date to 135,530 shares.

     American Dairy purchased all of the outstanding capital stock of ADH from its shareholders in exchange for 9,650,000 shares of restricted common stock. This acquisition was treated as a purchase for financial reporting purposes with ADH being the purchaser and American Dairy being the purchased entity. This purchase resulted in the creation of $7,000 in goodwill.

     ADH was incorporated on January 15, 2002 in Delaware, with 50,000,000 authorized shares of common stock at a par value of $0.0001 per share and 10,000 of which authorized shares are currently issued and outstanding. ADH owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and Feihe Dairy in turn owns 100% of the registered shares of Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy") and BaiQuan Feihe Dairy Co. Limited ("BiaQuan Dairy").

     Currently, the principal core activity of ADH is investment holdings, while the principal core activities of Feihe Dairy, Sanhao Dairy and BiaQuan Dairy are manufacturing and distribution of dairy products under the Feihe trademarks. The subsidiaries' principal country of operations is the People's Republic of China ("PRC").

     Heilongjiang Feihe Dairy Co. Limited ("Feihe Dairy") was registered in Heilongjiang Province, in the People's Republic of China ("PRC") as a limited liability company on August 21, 1996 with a registered capital of $894,226 (Rmb. 7,404,193). Feihe Dairy's wholly-owned subsidiaries, Heilongjiang Sanhao Dairy Co. Limited ("Sanhao Dairy") was registered in Heilongjiang Province in the People's Republic of China as a limited liability company on March 28, 2001 with registered capital of $433,110 (Rmb.3,586,150) and a defined period of existence of four years to February 28, 2005 and BaiQuan Feihe Dairy Co. Limited ("BaiQuan Dairy") were registered on September 16, 2002 with a registered capital of $120,773 (Rmb.1,000,000) and a defined period of existence of one year to September 15, 2003. Upon an application by the Company, BaiQuan Dairy's defined period of existence was extended for a further period of three years to October 20, 2006.

     Included in the consolidated financial statements are the following subsidiaries:

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


     -  American  Dairy  Holdings,  Inc.
     -  Heilongjiang  Feihe  Dairy  Co.,  Limited
     -  Heilongjiang  Sanhao  Dairy  Co.,  Limited
     -  BaiQuan  Feihe  Dairy  Co.,  Limited.

     As of December 31, 2003, Feihe Dairy had a new production facility, Feihe Industrial Park, under construction. Construction is expected to complete by September 1, 2004.

2.   Basis  of  preparation  of  financial  statements

     The Company's consolidated financial statements include the accounts of American Dairy, Inc. and its wholly owned subsidiaries, ADH, Feihe Dairy, Sanhao Dairy, and BaiQuan Dairy. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements are prepared using the historical cost convention. This basis of accounting differs from that used in the preparation of the Company's statutory financial statements which are prepared in accordance with generally accepted accounting principles and the relevant financial regulations applicable to enterprises in the PRC.

     On May 7, 2003, American Dairy, Inc. acquired all of the outstanding common stock of American Flying Crane Corporation. For accounting purposes, the acquisition has been treated as a recapitalization of American Flying Crane Corporation with American Flying Crane Corporation as the acquirer. The historical financial statements prior to Mary 7, 2003 are those of American Flying Crane Corporation.

     The following table reflects the unaudited pro forma condensed statements of operations and cash flows for the year ended December 31, 2002 as if the acquisition had taken place on January 1, 2002:

                                     Pro-Forma Condensed Statement of Operations
                                        For the Year Ended December 31, 2002
                                     -------------------------------------------
       Sales                                        $12,172,815
       Cost of sales                                  7,915,998
                                                    -----------
       Gross profit                                   4,256,817
                                                    -----------
       Operating and administrative
         Expenses                                     4,058,293
       Other (income) expense                          (132,226)
                                                    -----------
       Net income before taxes                          330,750
       Income taxes expense                               5,493
                                                    -----------
       Net Income                                   $   325,257
                                                    ===========

       Earnings per share                           $       .03
                                                    ===========

       Pro Forma common
         Share outstanding                            9,785,530
                                                    ===========

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


2.   Basis  of  preparation  of  financial  statements (continued)

                                     Pro-Forma Condensed Statement of Operations
                                        For the Year Ended December 31, 2002
                                     -------------------------------------------
       Cash flows from operating activities:        $1,204,368
       Cash flows (used in) investing activities      (183,566)
       Cash flows from financing activities             99,298
                                                    ----------

         Net increase in cash                        1,120,100

         Cash - beginning                               23,629
                                                    ----------

       Cash - End of period                         $1,143,729
                                                    ==========

3.   Summary  of  significant  accounting  policies

     The  following  is  a  summary  of  significant  accounting  policies:

     Consolidation policy - All significant inter-company transactions and balances within the Company are eliminated on consolidation.

     Cash and equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value.

     Accounts receivable - Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of December 31, 2003, provision for doubtful accounts totaled $445,237.

     Inventories - Inventories comprise raw materials, consumables and goods held for resale and are stated at the lower of cost or market value. Cost is calculated using the weighted average method and includes any overhead costs incurred in bringing the inventories to their present location and condition.

     Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

     Construction-in-progress - All facilities purchased for installation, self-made or subcontracted are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including cost of facilities, installation expenses and the interest capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets.

     Long-lived assets and depreciation - The Company recognizes impairment losses on long-lived assets used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by these assets are less than their carrying values. Long-lived assets held for disposal are valued at the lower of carrying amount or fair value less cost to sell.

     The cost of property, plant and equipment less anticipated salvage values of 10% is being depreciated on a straight-line basis over the estimated useful lives of the related assets. Land use rights are being amortized on a straight-line basis over the term of the use agreement. Estimated useful lives used for computing depreciation are as follows:

          Buildings                          30  years
          Plant  and  machinery              18  years
          Motor  vehicles                     8  years
          Computers  and  equipment           5  years

     Deferred Revenues - Revenue from the sale of goods or services is recognized when goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue.

     Revenue recognition - Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

     Interest income is recognized when earned, taking into account the principal amounts outstanding and the interest rates applicable.

     Sundry income includes compensations received from the State Bureau as incentive to relocate from the previous factory premises, profit from the sales of raw materials to third parties and write back of long outstanding trade payables.

     Foreign currencies - The financial position and results of operations of the Company are determined using the local currency ("Renminbi" or "Yuan") as the functional currency. Foreign currency transactions during the year are converted at the average rate of exchange during the reporting period. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. All exchange differences are dealt with in the statements of operation. The Company's principal country of operations is in The People's Republic of China.

     The registered equity capital and fixed assets denominated in the functional currency are translated at the historical rate of exchange at the time of capital contribution and purchases of fixed assets and exchange differences arising from translating equity capital, reserves and fixed assets at the exchange rate ruling at the balance sheet date are dealt with as an exchange fluctuation reserve in shareholders' equity.

     Taxation - Taxation on overseas profits has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the country in which the Company operates.

     Provision for the PRC income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.

     Enterprise  income  tax

     Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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

     Deferred taxes - Deferred taxes are accounted for at the current tax rate in respect of timing differences between profit as computed for taxation purposes and profit as stated in the accounts to the extent that a liability or asset is expected to be payable or receivable in the foreseeable future.

     Advertising costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expenses of the Company were $1,627,458 and $246,864 in 2003 and 2002, respectively.

     Retirement benefit cost - According to the People's Republic of China regulations on pension, a company contributes to a defined contribution retirement scheme organized by municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the scheme. Contributions to the scheme are calculated at 20% of the employees' salaries above a fixed threshold amount and the employees contribute 4% while the Company contributes the balance contribution of 16%. Wholly owned foreign enterprises are exempted from contribution to the retirement scheme.

     Fair value of financial statements - The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from staff, notes payable and other payables approximate their fair values as of December 31, 2003 because of the relatively short-term maturity of these instruments.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


     Use of estimates - The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent accounting pronouncements - In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. This standard establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

     In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging actives under FASB No. 133 "Accounting for Derivative Instruments and Hedging Activities

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure. This statement amends SFAS No. 123 "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

     In October 2002, the Financial Accounting Standards Board issued SFAS No. 147 "Acquisition of Certain Financial Institutions.

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities, relocate employees and termination benefits provided to employees that are involuntary terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002.

     In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections, which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and , if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, SFAS 64, which amended SFAS No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of the Accounting Principles Board Opinion (APB) No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


     of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than estimated as of the measurement date as was required by APB No. 30). The Company adopted the provisions of FAS No. 144 during the fiscal year ended December 31, 2001.

     Management believes adoption of these new statements will not have any significant effect on the Company's financial condition or results of operations.

4.   Concentrations  of  business  and  credit  risk

     The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other similar insurance.

     The Company provides credit in the normal course of business. Substantially all customers are located in The Peoples Republic of China. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

     The Company is self insured for all risks and carries no liability or property coverage of any kind.

5.   Notes  receivable  -  secured

     As of December 31, 2003, the Company held commercial notes receivable totaling $237,923 that were issued or endorsed by a third party. The commercial notes are drawn against various banks with varying maturity periods of four and five months.

     The commercial notes, which bear no interest and are receivable on maturity, are endorsable to third parties.

6.   Inventories

     Inventories  consist  of  the  following  as  of  December  31,  2003:

     Raw materials                                             $     1,435,816
     Work-in-progress                                                1,467,760
     Consumables, tooling and packaging                                367,888
     Finished goods                                                  1,803,007
                                                               ---------------
                                                               $     5,074,471
                                                               ===============

7.   Tax  refundable

     Tax refundable represents valued-added tax refundable from the local government.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


8.   Transactions  with  directors

                                                          Maximum
                                                        outstanding
                                     December 31,         balance       Security
                                   ---------------
     Name                          2003       2002    during the year     held
     ----                          ----       ----    ---------------     ----
     Leng Youbin (Director)     $ 12,189   $ 10,690      $ 12,189         none
     Zhu  Tianlong  (Director)         -      8,364         8,364         none
     Wang  Yuehui  (Director)          -      7,866         7,866         none
     Ma Jinyan (Director)              -        121           121         none
     Piao  Longjun  (Director          -       (123)         (123)        none
     Lu Guang (Director)               -     (2,909)    $  (2,909)        none
                                ---------  --------

                                $ 12,189   $ 24,009
                                ========   ========

     The amounts due are unsecured, interest free and have no fixed repayment terms. The amounts are advances to the directors are for business expenses to be incurred on behalf of the Company.

9.   Fixed  assets

                                             Plant and     Motor    Computers &
                               Buildings     machinery    vehicles   equipment      Total
                              -----------   -----------   --------  -----------  -----------
     Cost:
     At January 1, 2003       $   331,288   $   302,039   $ 27,907   $ 7,002     $   668,236
     Additions                  1,121,113     2,285,265    250,329    15,219       3,671,926
     Disposals                          -       (94,181)         -         -         (94,181)
                              -----------   -----------   --------   -------     -----------

     At December 31, 2003       1,452,401     2,493,123    278,236    22,221       4,245,981
                              -----------   -----------   --------   -------     -----------

     Accumulated depreciation:

     At  January  1,  2003         17,544        22,007        137       565          40,253
     Charge for the year           28,358        94,915      5,243     2,786         131,302
     Written back on disposals          -        (6,207)         -         -          (6,207)
                              -----------   -----------   --------   -------     -----------

     At December 31, 2003          45,902       110,715      5,380     3,351         165,348
                              -----------   -----------   --------   -------     -----------

     Net  book  value
     at December 31, 2003     $ 1,406,499   $ 2,382,408   $272,856   $18,870     $ 4,080,633
                              ===========   ===========   ========   =======     ===========

     As of December 31, 2003, net book values of buildings of $432,402 and plant and machinery of $482,847 are pledged as security by a subsidiary, Heilongjiang Sanhao Dairy Co., Limited to secure short-term loans extended by a bank and a financial institution.

10.  Construction-in-progress

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


     Balance  at  January  1,  2003                  $             -
     Add/(less):
     Expenditures during the year                          2,034,891
                                                     ---------------

     Balance at December 31, 2003                    $     2,034,891
                                                     ===============

     Kedong County Beibei Food Industry ( ) agreed to sell a land use right together with a factory at a total consideration of $400,966 (Rmb. 3,320,000) to Heilongjiang Feihe Diary Co., Limited ( ) who agreed to purchase the property. Based on an appraisal report issued by An Luan Certified Public Accountants in QiQiHaEr City, the land use right and factory were evaluated at Rmb. 8,310,000 ($1,003,623).

     In accordance with the terms and conditions of the Sale and Purchase Agreement (the "Agreement") dated July 25, 2003, the consideration is payable in one lump sum on or before July 25, 2004. If Feihe Dairy is unable to repay the consideration within one year from the date of the Agreement, it has agreed to procure the issuance of 200,000 shares of Common Stock of its ultimate holding company, American Dairy, Inc., at $2.00 per share in full and final settlement of the consideration. This purchase is not reflected on the Company's financial statements at December 31, 2003 as the transaction has not yet been finalized.


11.  ADVANCES FROM EMPLOYEES

     Advances from employees represented temporary funding by employees to finance a temporary working capital shortfall experienced by the Company. The advances were unsecured, interest free and repayable within one year.

12.  DEFERRED INCOME

     Receipts in advance represent advances from new customers and for which goods have not been delivered as of the balance sheet date. Receipts in advance for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue.

13.  TAX PAYABLES

     Tax  payables  consist  of  the  following  as  of  December  31,  2003:

     Enterprise income tax                                 $   261,621
     Value added tax                                               259
     City construction tax and education surcharge               7,827
                                                           -----------
                                                           $   269,707
                                                           ===========

14.  NOTES  PAYABLE

     As of December 31, 2003, the Company had the following short-term notes payable:

                                                               2003
                                                           -----------
     Banks                                                 $   362,319
     Financial  institution                                    120,773
                                                           -----------
                                                           $   483,092
                                                           ===========

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


     As of December 31, 2003, notes payable to banks bear interest at rates ranging from 6.9035% and 5.7525% per annum, respectively. The loans are secured by the Company's buildings and plant and machinery. The December 31, 2003, outstanding loan balance represents the maximum amount borrowed from banks at any period during the fiscal year ended December 31, 2003.

15.  PURCHASE  OBLIGATION

     Pursuant to a Sale and Purchase Agreement dated January 3, 2003, between a wholly owned subsidiary, Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and BaiQuan County Economic Planning Council (the "Council"), Feihe Dairy agreed to acquire all the fixed assets including the factory site, production facilities, land use rights and buildings from BaiQuan County Dairy Factory at a consideration of $700,482 (Rmb. 5,800,000), which is payable in two installments of $603,864 (Rmb. 5.0 million) on or before March 31, 2003 and the second installment of $96,618 (Rmb. 800,000) is due on or before March 31, 2004. As of December 31, 2003, Feihe Dairy has paid $338,164 (Rmb. 2.8 million) of the consideration to the Council. Pursuant to a supplemental agreement with the Council on March 31, 2003, Feihe Dairy agreed to repay the balance of the consideration of $362,318 (Rmb. 3.0 million) as follows:

               2004                            $  72,464
               2005                               96,618
               2006                               96,618
               2007                               96,618
                                               ---------

                                               $ 362,318
                                               =========

16.  CAPITAL  STOCK

     The Company has 50,000,000 shares of authorized Common Stock with a par value of $.001 per share. During 2003, the Company had stock transactions as detailed below:

     In anticipation of the merger with ADH, the Company affected a 1 for 19 reverse stock split, which decreased the number of shares of outstanding common stock from 7,485,147 to 394,168. Then certain shareholders contributed 258,638 shares of common stock back to the Company further reducing the outstanding shares to 135,530.

     The Company issued 9,640,000 shares of restricted common stock in exchange for all of the outstanding capital stock of ADH.

     The Company also issued 240,000 shares of common stock and paid $60,000 in cash plus the obligation to pay another $12,000 in cash in connection with a consulting agreement entered into with existing shareholders. This stock was valued at $420,000 for financial reporting purposes. The consulting agreement is to cover a period of one year commencing May 7, 2003. For financial reporting purposes $328,000 was charged to consulting fee expense in 2003 with the balance of $164,000 being treated as a prepaid expense at December 31, 2003.

     A shareholder converted advances to the Company in the amount of $1,866,311 into 933,155 shares of common stock.

     Additionally, a total of 792,285 shares of common stock were sold for a total cash consideration of $1,500,000. Offering and syndication costs totaling $374,402 were treated as reductions in additional paid-in capital for financial reporting purposes.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


     As of December 31, 2003, the Company had 11,750,970 of shares common stock issued and outstanding.

17.  STOCK  OPTIONS  AND  WARRANTS

     Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the "Plan") which reserved 3,000,000 shares of Common Stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the year ended December 31, 2003 related to its stock option plan under APB 25. As of December 31, 2003, the Company had not granted any incentive stock options, stock appreciation rights, or stock bonuses under the plan.

     As of December 31, 2003, the Company had 1,042,856 warrants outstanding at an exercise price of $1.75 per warrant for one share each of the Company's common stock. The warrants will expire August 28, 2006. Information with respect to outstanding warrants to service providers are as follows:

                                                                   2003
                                                           --------------------
                                                                       Average
                                                                       Exercise
                                                            Shares       Price
                                                           ---------   --------
     Outstanding  warrants  at  beginning  of  year                -     $   -
     Warrants  granted                                     1,042,856      1.75
     Exercised                                                     -         -
     Expired                                                       -         -
                                                           ---------     -----

     Outstanding  warrants  at  the  end  of  year         1,042,856     $1.75
                                                           =========     =====

         Warrants  Outstanding               Warrants  Exercisable
        --------------------------   ------------------------------------
          Shares        Average      Average         Shares      Average
        Outstanding    Remaining     Exercise     Outstanding    Exercise
          12/31/03    Life (Years)    Price         12/31/03      Price
        -----------   ------------   --------     -----------    --------
         1,042,856        3.0        $  1.75       1,042,856      $  1.75
         =========        ===        =======       =========      =======

18.  INCOME TAX

     Income  tax  expense  is  made  up  of  the  following  components:

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


                                   Year Ended December  31,  2003
                             ------------------------------------------
                               U.S.     Foreign     State
                             Federal      PRC      and local    Total
                             --------   --------   ---------   --------
     Current  tax  expense   $      -   $338,513   $      -    $338,513

     Deferred tax expense           -          -          -           -
                             --------   --------   --------    --------

                             $      -   $338,513   $      -    $338,513
                             ========   ========   ========    ========

                                   Year Ended December  31,  2002
                             ------------------------------------------
                               U.S.     Foreign     State
                             Federal      PRC      and local    Total
                             --------   --------   ---------   --------
     Current  tax  expense   $      -   $  5,943   $      -    $  5,943

     Deferred tax expense           -          -          -           -
                             --------   --------   --------    --------

                             $      -   $  5,943   $      -    $  5,943
                             ========   ========   ========    ========

     Pretax income (loss) for 2003 was $3,103,046 from foreign sources and ($727,726) from U.S. sources. Pretax income (loss) for 2002 was $349,670 from foreign sources and ($18,920) from U.S. sources.

     A reconciliations of tax at the statutory rates to the Company's effective rate are as follows:

                                                    Years  Ended  December  31,
                                                    ---------------------------
                                                           2003        2002
                                                        ---------   ---------
     Computed  expected  tax  expense                   $ 902,622   $ 125,685

     Increases  (reductions)  in  taxes
       result  from:

     Add  back  effect  of  U.S.  losses                  276,535       7,190

     Foreign  income  subject  to  foreign
       income  tax  but  not  expected  to  be
       subject  to  U.S.  tax  in  foreseeable
       future  -  Adjustment  due  to  change
       in  effective  tax  rates                         (155,152)    (17,483)

     Foreign  income  subject  to  foreign
       tax holiday but not expected to be
       subject  to  U.S.  tax  in  foreseeable
       future                                            (685,492)   (109,899)
                                                        ---------   ---------

     Actual  income tax expense                         $ 338,513   $   5,493
                                                        =========   =========

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


     Under the Provisional Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Feihe Dairy has been granted a tax holiday of seven years for full enterprise income paid during that period. This tax holiday will expire in April of 2009. The enterprise taxes paid during 2003 and 2002 were paid by Sanhao Dairy and BaiQuan Dairy as follows:

                                                    Years  Ended  December  31,
                                                    ---------------------------
                                                           2003        2002
                                                        ---------   ---------
     Sanhao  Dairy                                      $  76,892   $   5,493
     BaiQuan  Dairy                                       261,621           -
                                                        ---------   ---------

       Total                                            $ 338,513   $   5,493
                                                        =========   =========

     The tax holiday resulted in tax savings of $685,492 or $.06 basic benefit per share in 2003 and $109,899 or $.01 basic benefit per share in 2002.

     The Company has a U.S net operating loss carryforward of approximately $214,000 which will begin expiring in 2023. For financial reporting purposes the deferred tax asset of $81,320 associated with this loss carryforward is fully reserved as of December 31, 2003.

     Although it is not anticipateD in the foreseeable future, should the parent company receive dividends from its foreign subsidiaries, these dividends would be fully taxable, subject to an offset for foreign taxes paid on these earnings. The Company has not provided any accrual for any tax liabilities that might be incurred for the receipt of dividends from its foreign subsidiaries.

19.  COMMITMENTS

     As of December 31, 2003, the Company has future commitments for construction-in-progress of $2,241,174, to acquire land and buildings totaling $1,120,772, and to pay future advertising costs totaling $1,657,556.

     Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2003 for each of the next five year and in the aggregate are:

          December 31, 2004                     $     6,697
          December 31, 2005                           5,064
          December 31, 2006                           5,908
          December 31, 2007                           5,908
          December 31, 2008                           5,908
          Thereafter                                249,607
                                                -----------

                                                $   279,092
                                                ===========

     Rent expense incurred during the years ended December 31, 2003 and 2002 totalled $5,967 and $5,967, respectively.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

     In accordance with the terms of a Sale and Purchase Agreement dated September 28, 2003, the Company has agreed to purchase land use rights in Beijing for a total consideration of $1,200,861 of which three installments totaling $481,055 have been paid as of December 31, 2003. The balance of $719,806 shall be settled through a mortgage loan expected to be arranged with a bank.

     In accordance with the terms and conditions of a Sale and Purchase Agreement dated July 25, 2003, the Company has agreed to acquire land use rights and a factory in Kedong County for a total consideration of $400,966. If payment is not made by July 24, 2004, the Company has agreed to issue 200,000 shares of its common stock in full and final settlement of the consideration. This transaction was not recorded on the Company's financial statements at December 31, 2003 as the transactions had not been finalized at that date.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of American Dairy.

     On August 5, 2003, HJ & Associates, L.L.C., the independent certified public accountants and auditors of American Dairy, Inc. for fiscal 2002, were dismissed by American Dairy from further audit services to it. The dismissal was approved by the Board of Directors of American Dairy. For the two fiscal years ended December 31, 2002, and the subsequent interim period ended March 31, 2003, there were no disagreements between American Dairy and HJ & Associates, L.L.C. on any matter of accounting principles of practice, financial statement disclosure, or auditing scope or practices which if not resolved to the satisfaction of HJ & Associates, L.L.C. would have caused disagreement in connection with its reports. Effective August 5, 2003, American Dairy retained Weinberg & Company, P.A., located at 6100 Glades Road, Suite 314, Boca Raton, Florida 33434 as its independent auditor.

     On November 10, 2003, Weinberg & Company, P.A., the independent certified public accountants and auditors of American Dairy, Inc. for fiscal 2003, were dismissed by American Dairy from further services to American Dairy. The dismissal was approved by the Board of Directors of American Dairy. During the fiscal year ended December 31, 2003, and the interim period ended June 30, 2003, there were no disagreements between American Dairy and Weinberg & Company, P.A. on any matter of accounting principles of practice, financial statement disclosure, or auditing scope or practices which if not resolved to the satisfaction of Weinberg & Company, P.Awould have caused disagreement in connection with its reports.

     Effective November 10, 2003, Murrell, Hall, McIntosh & Co., PLLP, located at 2601 N.W. Expressway, Suite 800 East, Oklahoma City, Oklahoma 73112 was engaged by American Dairy to audit the consolidated financial statements of American Dairy for its fiscal year ending December 31, 2003, and the related statements of income, stockholders' equity, and cash flows for the year then ending.

                                    PART III

Item  9.  Directors  and  Executive  Officers

     Directors and Officers. The following table sets forth certain information regarding the executive officers and directors of American Dairy. All officers serve at the pleasure of the Board of Directors. Directors serve until the election and qualification of their successors.

Name              Age              Position
----              ---              --------
Leng You-Bin       34        Director, Chairman of the Board, Chief Executive
                             Officer and  President

Liu  Hua           31        Director,  Chief  Financial Officer, Secretary and
                             Treasurer

Liu  Sheng-Hui     33        Director

Hui-Lan  Lee       54        Director

     The officers and directors of American Dairy were elected to their current positions on May 7, 2003. The following information reflects the business background and experience of each director and officer:

     Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of American Dairy and Feihe Dairy. He is responsible for the overall strategic planning, management and business development of Feihe Dairy. Mr. Leng has been in the dairy industry for more than 13 years. He obtained his Bachelor of Science degree in Food Engineering from Northeast Agriculture University, China. From 1989 to 1997, Mr. Leng acted as technician, deputy director and director of Zhaoguang Dairy Plant, the predecessor of Feihe Dairy. From 1997 to 2000, Mr. Leng was the General Manager of Feihe Dairy. He became the Chairman and General Manager in 2000. He has researched and patented the "liver protection milk powder" (GanBao Milk Powder).

     Liu Hua is the Chief Financial Officer, Secretary, Treasurer and a director of American Dairy, and has been the Financial Officer of Feihe Dairy from November 2000 to the present. From June 1998 to November 2000, he was the Chief Executive Officer of Shenzhen Cima Limited. From September 1993 to January 1996, he was the Chief Executive Officer of Zhengzhou Huacheng Limited. Mr. Liu received a degree from Xian Traffic University in 1993.

     Liu Sheng-Hui is a director of American Dairy. He is responsible for the overall financial planning and management of Feihe Dairy. He graduated from Northeast Agriculture University with a Bachelor of Economics degree in Economic Management in 1992. Mr. Liu has 10 years experience in the areas of finance and accounting. He joined Feihe Dairy in 1992. He has held his current position since 1998.

     Hui-Lan Lee (also known as "Tracy Lee") has been Assistant Vice President-Taxation of Countrywide Home Loan, Inc. from April 2003 to the present. She was the Tax Manager of Watson Pharmaceuticals, Inc. from October 26, 1996 to March 2003. From 1979 to 1996, Ms. Lee was employed by major fortune 500 companies including The Flying Tiger Line Inc. (a Tiger International Company), Quotron Systems, Inc. (a subsidiary of the Citigroup, Inc.) and Lear Siegler, Inc. in various management positions. Ms. Lee holds a Master of Science degree in Taxation from Golden Gate University, and a Master of Business Administration degree from Indiana University.

Consultants
-----------

     American Dairy intends to retain consultants to the extent necessary and appropriate. American Dairy will not delegate its authority and responsibility to make management decisions to consultants or any other persons, nor shall any consultant have any discretionary authority or the authority to bind American Dairy in any material respect.

     In connection with the closing of the Exchange Agreement with American Dairy Holding, Inc. on May 7, 2003, American Dairy entered into a consulting agreement (the "Consulting Agreement") with Danbury Properties, LLC, a Utah limited liability company ("Danbury"), of which Jack M. Gertino, the former President of American Dairy and James C. Lewis, a former director of American Dairy, are members. During the one year period of Danbury's engagement, Danbury has agreed to provide American Dairy with consulting services in the areas of financial and management planning, financing assistance and capital formation. In exchange for such services, Danbury will receive $60,000 in cash compensation, and 240,000 restricted shares of Common Stock of American Dairy.
In addition, American Dairy agreed to pay the sum of $12,000 for the cancellation of all outstanding options held by Messrs. Gertino and Lewis. For financial reporting purposes, $228,011 of this consulting agreement was charged to operations in 2003 with the balance of $113,989 treated as prepaid expense at December 31, 2003.

Item  10.  Executive  Compensation

     All executive officers, for services in all capacities to American Dairy, received the following compensation during the fiscal year ended December 31, 2003.

Compensation  of  Executive  Officers
-------------------------------------

     The officers and directors of American Diary received compensation during its fiscal year ended December 31, 2003, as follows:

                                                         SUMMARY  COMPENSATION  TABLE
                                      ANNUAL  COMPENSATION(1)(2)                LONG  TERM  COMPENSATION
                                      --------------------------              AWARDS                   PAYOUTS
                                                                          ---------------------------------------
                                                         OTHER       RESTRICTED   SECURITIES                  ALL
NAME  AND               Fiscal                           ANNUAL        STOCK      UNDERLYING     LTIP        OTHER
PRINCIPAL                Year      SALARY     BONUS   COMPENSATION     AWARDS     OPTIONS/SARs   PAYOUTS   COMPESATION
POSITION
                        ------     ------     -----   ------------   ----------   ------------   -------   ------------
Jack  M.  Gertino       2003       $    0     $   0     $        0    $       0      $       0   $     0       $      0
former  Chief
Executive  Officer
and  President

Leng  You-Bin,          2003       $6,884     $   0     $        0    $       0      $       0   $     0       $      0
Director,  Chief
Executive  Officer
and  President

------------------------------------------------------------
(1) Personal benefits received by American Dairy's executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.
(2) American Dairy does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

      American Dairy presently has no employment agreements with its officers or key employees, but may enter into such agreements in the future.

      American Dairy presently has no employment agreements with its officers or key employees, but may enter into such agreements in the future.

Benefit  Plans
--------------

     American Dairy does not have any profit sharing plan or similar plans for the benefit of its officers, directors or employees. However, American Dairy reserves the right to establish any such plans in the future.

     American Dairy has contributed to a retirement plan organized by a municipal government for the benefit of its eligible employees in China. Contributions to the plan are calculated at 20% of the employees salaries above a threshold amount and employees contribute 4% while American Dairy contributes 16%. However, as wholly owned foreign enterprises of American Dairy in the PRC, Feihe Dairy, Sanhao Dairy and BaiQuan Dairy have been exempted from making contributions under the plan.

Incentive  Stock  Plan
----------------------

     Effective May 7, 2003, American Dairy adopted and approved its 2003 Incentive Stock Plan (the "Plan") which reserves 3,000,000 shares of its Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses which may be subject to restrictions. No awards of stock options, stock appreciation rights, or stock bonuses have been granted under the Plan as of December 31, 2003.

Board  Compensation
-------------------

     Directors of American Dairy who do not serve as officers thereof are not currently compensated by American Dairy for meeting attendance or otherwise, but will be entitled to reimbursement for their travel expenses. American Dairy plans to provide its non-management directors, if any, a competitive directors' compensation package comparable to programs offered by similarly situated corporations.

Limited  Liability  and  Indemnification
----------------------------------------

     Section 16-10a-840 of the Utah Revised Business Corporation Act (the "URBC") requires directors and officers to perform their duties in good faith and with the care that an ordinary person would exercise under similar circumstances in a manner reasonably believed to be in the best interest of the corporation. A director or officer of a corporation is not liable to the corporation, its shareholders or others for any action taken or any failure to act as an officer or director unless he has breached or failed to perform his duties as described above and the breach or failure to perform constitutes gross negligence, wilful misconduct, or intentional infliction of harm on the corporation or its shareholders.

     Section 16-10a-841 of the URBC provides that the articles of incorporation of a Utah corporation may eliminate or limit the liability of a director to the corporation or its shareholders for monetary damages, except for (I) a financial benefit to which he is not entitled; (ii) an intentional infliction of harm;
(iii)  unlawful  distributions  of  the  corporation constituting a violation of
Section 16-10a-842 of the URBC; or (iv) an intentional violation of criminal law.

     Section 16-10a-902 of the URBC permits a Utah corporation to indemnify directors made a party to a proceeding because he is or was a director if (I) his conduct was in, or not opposed to, the corporation's best interest; and (ii) he reasonably believed his conduct was in, or not opposed to, the corporation's best interests; and (iii) in the case of a criminal proceeding, he had no reasonable cause to believe his conduct was unlawful. However, a Utah corporation may not indemnify a director if he was adjudged liable to the corporation, or if he was adjudged liable on the basis that he derived an improper personal benefit; and such indemnification in any action brought by the corporation is limited to reasonable expenses incurred in connection with the proceedings.

     Article VI of the Articles of Incorporation and Article VIII of the By-Laws of American Dairy provide for the indemnification of directors and officers of American Dairy. Indemnification is mandatory regarding reasonable expenses incurred in connection with proceedings or claims with respect to which he has been successful.

     Officers, employees, fiduciaries and agents of a Utah corporation may be entitled to indemnification to a greater extent than directors, if not inconsistent with public policy, if provided for in the Articles of Incorporation, By-Laws, the general or specific action of its board of directors or contract.

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act
--------------------------------------------------------------------

     Section 16(a) of the Exchange Act requires American Dairy's executive officers and directors, and persons who beneficially own more than ten percent (10%) of its equity securities, to file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish American Dairy with copies of all Section 16(a) forms they file.

     Based on its review of the copies of such forms received by it, American Dairy believes that during the year ended December 31, 2003, all such filing requirements applicable to its officers, directors and 10% owners of its Common Stock were complied with.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The following table sets forth certain information concerning the beneficial ownership of American Dairy's shares of Common Stock held by directors and officers of American Dairy, and by each person known to American Dairy to be a beneficial owner of five percent (5%) or more of its outstanding Common Stock as of December 31, 2003.

                                                                  Percentage
                                                Number  of     of Total  Shares
   Name and Address                              Shares(1)       Outstanding
   ----------------                             ----------     ----------------
Leng  You-Bin  (4)                               8,987,535           76.5%
1st  Qingziang  Street
Kedong  County
Heilongjiang Province
The People's Republic of China

Liu  Hua                                                 0              0%
1st  Qingxiang  Street
Kedong  County
Heilongjiang  Province
The People's Republic of China

Hui-Lan  Lee                                             0              0%
232  Alabama  Street
San Gabriel, California 91775

Liu  Sheng-Hui                                     387,476            3.3%

1st  Qingxiang  Street
Kedong  County
Heilongjiang Province
The People's Republic of China

American  Eastern  Securities,  Inc.               654,475(2)         5.6%
865 S. Figueroa Street, Suite 3340 Los
Angeles,  California  90071



Belmont  Capital  Group  Limited                   913,358(2)         7.8%
Suites  A-C  Neich  Tower
128  Gloucester  Road,  Wanchai
Hong  Kong,  China

All  executive  officers  and                    9,375,011           79.8%
directors  as  a  group
(4  persons)

(1) They have sole voting and dispositive power with respect to their shares of Common Stock of American Dairy, except as otherwise indicated.
(2) These shares include warrants to purchase 571,428 shares of Common Stock of American Dairy at $1.75 per share for a term of three years which shares are deemed to be beneficially owned by the holder.

Item  12.  Certain  Relationships  and  Related  Transactions

     In May 2003, American Dairy entered into a consulting agreement (the "Consulting Agreement") with Danbury Properties, LLC, a Utah limited liability company ("Danbury"), of which Jack M. Gertino, the former President and a director of American Dairy, and James C. Lewis, a former director of American Dairy, are members. During the one-year period of Danbury's engagement, Danbury has agreed to provide to American Dairy consulting services in the areas of financial and management planning, financing assistance and capital formation. In exchange for such services, Danbury will receive $60,000 in cash compensation, and 240,000 shares of post-split Common Stock. In addition, American Dairy has agreed to pay the sum of $12,000 for the cancellation of all outstanding options held by Messrs. Gertino and Lewis. This transaction cannot be considered the result of arms' length negotiations.

     Effective May 7, 2003, Mr. Leng You-Bin and Mr. Liu Sheng-Hui, directors and officers of American Dairy, received 8,129,032 shares and 387,476 shares, respectively, of the Common Stock of American Dairy in exchange for all of their registered capital stock of American Dairy Holdings, Inc. under the terms of a stock exchange agreement.

     Effective May 7, 2003, American Dairy acquired 100% of American Flying Crane Corporation (formerly "American Dairy Holdings, Inc.") ("AFC") in a stock-for-stock exchange. AFC had previously acquired 100% of the ownership of the registered capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Diary") in February 2002 for $2,586,311 (U.S.) from the registered owners of Feihe Dairy, owned primarily by Mr. Leng You-Bin who is the principal stockholder, director, Chief Executive Officer and President of American Dairy. As a result of this acquisition, AFC owed approximately $1,866,311 to Mr. Leng You-Bin after approximately $700,000 having been paid to him by American Dairy. During June 200, American Dairy and Mr. Leng You-Bin agreed to cancel the remaining debt of $1,866,311 in exchange for the issuance of 943,156 shares of the restricted Common Stock of American Dairy.

Item  13.  Exhibits  and  Reports  on  Form  8-K

     (a)  Reports  on  Form  8-K

     On November 17, 2003, American Dairy filed a Form 8-K current report (Item 4 and Item 7) to report a change in its independent auditors to Murrell, Hall, McIntosh & Co., P.L.L.P.

     (b)  Exhibits

2.1     Stock Exchange Agreement          Stock Exchange Agreement dated January
                                          15, 2003, is  incorporated  herein  by
                                          reference to  Exhibit 2.1 to  American
                                          Dairy's  Form  8-K  current  report as
                                          filed with the Securities and Exchange
                                          Commission on January  21,  2003.

2.2     Amendment to Stock Exchange
        Agreement                         Amendment to Stock  Exchange Agreement
                                          dated March 5,  2003  is  incorporated
                                          herein  by reference to Exhibit 2.2 of
                                          American  Dairy's  Form  8-K   current
                                          report  as  filed  with the Securities
                                          and Exchange Commission  on  March  5,
                                          2003.

3.1     Articles  of  Incorporation       Articles  of Incorporation of American
                                          Dairy,  as  amended,  are incorporated
                                          herein  by  reference  to  Exhibit 3.1
                                          to  its registration statement on Form
                                          10-SB,  as  filed  with the Securities
                                          and Exchange Commission  on  September
                                          16,  1999.

3.2     Amendment  to  Articles  of
        Incorporation                     Amendment to Articles of Incorporation
                                          of American Dairy dated May  6,  2003.



3.3     By-Laws                           By-Laws    of    American    Dairy are
                                          incorporated  herein  by  reference to
                                          Exhibit 3.2    to   its   registration
                                          statement  on   Form 10-SB,  as  filed
                                          with  the  Securities   and   Exchange
                                          Commission on September 16, 1999.

10.  Material  Contracts

10.1    Consulting  Agreement             Consulting  Agreement  by  and between
                                          American   Dairy,   American   Dairy
                                          Holdings, Inc. and Danbury Properties,
                                          L.L.C.,  dated    March  28,  2003, is
                                          incorporated  herein  by  reference to
                                          Exhibit 10.3 to the Form 10-KSB annual
                                          report of Lazarus Industries, Inc. for
                                          its  fiscal  year  ended  December 31,
                                          2002.

10.2    Stock  Purchase Agreement         Stock  Purchase  Agreement dated March
                                          28,  2003,  by  and  between  American
                                          Dairy  and  American  Diary  Holdings,
                                          Inc.  and   certain   American  Dairy
                                          shareholders  is  incorporated  herein
                                          by reference to Exhibit 10.4  to  the
                                          Form 10-KSB annual report of Lazarus
                                          Industries, Inc. for its  fiscal  year
                                          ended  December  31,  2002.

16.1    Letter  on  change
        in  certifying accountant         Letter  of  HJ  &  Associates,  L.L.C.
                                          dated August 6, 2003,  is incorporated
                                          herein by reference to Exhibit 16 to
                                          the Form 8-K  current  report  of
                                          American  Dairy  filed  on  August  6,
                                          2003.

16.2    Letter on change in certifying
        accountant                        Letter of  Weinberg  &  Company,  P.A.
                                          dated November  13, 2003 is
                                          incorporated herein by reference to
                                          Exhibit 16 to the Form 8-K  current
                                          report  of  American  Dairy  filed  on
                                          November  17,  2003.

23.1    Consent  of  Murrell,  Hall,
        McIntosh                          Consent  of  Murrell,  Hall, McIntosh
                                          &  Co.,  PLLP



Item  14.  Controls  and  Procedures

     Evaluation of Disclosure Controls and Procedures. American Dairy's Chief Executive Officer and American Dairy's principal financial officer, after evaluating the effectiveness of American Dairy's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-KSB for its fiscal year ended December 31, 2003, have concluded that as of the Evaluation Date, American Dairy's disclosure controls and procedures were adequate and effective to ensure that material information relating to American Dairy and American Dairy's consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

     Changes in Internal Controls. There were no significant changes in American Dairy's internal controls or in other factors that could significantly affect American Dairy's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Item  15.  Principal  Accountant  Fees  and  Services

     Fees  paid  to  principal  accountants  are  as  follows:

Name                        Audit Fees     Audit Related Fees     Tax Fees     All Other Fees

HJ  &  Associates
for  fiscal  year  ended
December 31, 2002              $ 3,524             $  ----           $----            $----
December 31, 2003              $  ----             $  ----           $----            $----

Weinberg & Company, P.A.
for  fiscal  year  ended
December 31, 2002              $  ----             $  ----           $----            $----
December 31, 2003              $23,513             $11,045           $----            $----

Murrell,  Hall,  McIntosh
for  fiscal  year  ended
December 31, 2002              $  ----             $  ----           $----            $----
December 31, 2003              $ 3,770             $  ----           $----            $----

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

April  1,  2004                 AMERICAN  DAIRY,  INC.

                                By:/s/  Leng  You-Bin
                                   ---------------------------------------------
                                   Len  You-Bin,  Chief  Executive
                                   Officer,  and  President

                                By:/s/  Liu  Hua
                                   ---------------------------------------------
                                   Liu  Hua,  Chief  Financial  Officer,
                                   Principal Accounting and Financial Officer, and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April  1,  2004                 By:/s/  Leng  You-Bin
                                   --------------------------------------------
                                   Leng  You-Bin,  Director,  Chief
                                   Executive  Officer  and  President

                                By:/s/  Liu  Hua
                                   --------------------------------------------
                                   Liu  Hua,  Director,  Chief  Financial
                                   Officer,  Principal  Accounting  and
                                   Financial  Officer,  Secretary and Treasurer

                                By:/s/  Liu  Sheng-Hui
                                   --------------------------------------------
                                   Liu  Sheng-Hui,  Director

                                By:/s/  Hui-Lan  Lee
                                   --------------------------------------------
                                   Hui-Lan  Lee,  Director

                           INDEX OF EXHIBITS ATTACHED

Exhibit                         Description
-------                         -----------

3.2                              Amendment  to  Articles of  Incorporation dated
                                 May 6, 2003.

21.    Subsidiaries  of
       American Dairy            Description of the subsidiaries of  American
                                 Dairy.

23.1   Consent of Murrell,
       Hall, McIntosh  &
       Co.,  PLLP                Consent of Murrell, Hall, McIntosh & Co., PLLP,
                                 independent  auditor

99.1   Certification of
       Leng  You-Bin
       and  Liu  Hua

99.2   Certification  of
       Leng  You-Bin

99.3   Certification  of
       Liu  Hua