Form 10QSB
period 2004-03-31
AMERICAN DAIRY INC
filed 2004-05-17
CIK 789868

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

             Utah                                        87-0445575
             ----                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  1st Qingxiang Street, Kedong County, Heilongjiang Province 164800, People's
                                Republic of China
                    (Address of principal executive offices)

                                011-0452-4312688
                                ----------------
                          (Issuer's telephone number)

                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.  Yes  [ ]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,750,970 shares as of May 14, 2004.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                              AMERICAN DAIRY, INC.
                                      INDEX

                          PART I FINANCIAL INFORMATION

Item  1  Consolidated  Financial  Statements:

     Condensed  Consolidated  Balance  Sheet  as  of  March  31,  2004         3

     Condensed  Consolidated  Statements  of  Operations  for  fhe  Three
     Months  Ended  March  31,  2004,  And  2003                               5

     Condensed  Consolidated  Statements  of  Cash  Flows  for  fhe  Three
     Months  Ended  March  31,  2004,  And  2003                               6

     Notes  to  the  Condensed  Consolidated  Financial  Statements            8

Item  2  Management's  Discussion  and  Analysis  or  Plan of Operations      16

Item  3  Controls  and  Procedures                                            17


                            PART II OTHER INFORMATION

Item  1  Legal  Proceedings                                                   18

Item  2  Changes  in  Securities                                              18

Item  3  Defaults  upon  Senior  Securities                                   18

Item  4  Submission  of  Matters  to  a  Vote  of  Security  Holders          18

Item  5  Other  Information                                                   19

Item  6  Exhibits  and  Reports  on  Form  8-K                                19

Signatures                                                                    20

                          PART I. FINANCIAL INFORMATION

Item  1  Condensed  Consolidated  Financial  Statements

                      AMERICAN DAIRY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                  (Unaudited)
                                  Page 1 of 2

                                     ASSETS

Current  assets:
  Cash                                                            $     825,231
  Accounts receivable, net of allowance for
    doubtful accounts                                                 1,767,543
  Commercial note receivable - secured                                   81,714
  Inventories                                                         4,886,973
  Prepaid expenses                                                      915,368
  Advances to suppliers                                                 564,476
  Other receivables                                                     821,246
  Other tax refundable                                                  330,677
  Other current assets                                                  174,480
                                                                  -------------
      Total current assets                                           10,367,708
                                                                  -------------

Non-current  assets:
  Fixed assets, net of accumulated deprecation                        4,031,820
  Construction in progress                                            2,986,474
  Goodwill                                                                7,000
                                                                  -------------
                                                                      7,025,294
                                                                  -------------

      Total assets                                                $  17,393,002
                                                                  =============


                See accompanying notes to financial statements.

                      AMERICAN DAIRY INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                  (Unaudited)
                                  Page 2 of 2

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities:
  Accounts payable and accrued expenses                           $   4,548,842
  Other Payables                                                      2,021,544
  Advances from shareholder                                             858,418
  Advances from employees                                               672,101
  Receipts in advance                                                 1,765,013
  Tax payable                                                            44,844
  Short-term loan - secured                                             664,251
                                                                  -------------
      Total current liabilities                                      10,575,013
                                                                  -------------

Stockholders'  equity:
  Common  stock,  $.001  par  value;  50,000,000  shares
    authorized; 11,750,970 issued and outstanding                        11,751
  Additional paid-in capital                                          3,235,298
  Retained earnings                                                   3,570,940
                                                                  -------------
     Total stockholders' equity                                       6,817,989
                                                                  -------------

     Total liabilities and stockholders' equity                   $  17,393,002
                                                                  =============


                See accompanying notes to financial statements.

                      AMERICAN DAIRY INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2004           2003
                                                     -----------    -----------
SALES                                                $ 8,148,001    $ 5,996,769
COST OF GOODS SOLD                                     4,065,343      3,410,551
                                                     -----------    -----------
Gross Profit                                           4,082,658      2,586,218
                                                     -----------    -----------

OPERATING  AND  ADMINISTRATIVE  EXPENSES:
  Distribution expenses                                2,913,756      1,530,307
  General and administrative expenses                    237,946        268,030
  Depreciation                                            15,281          1,623
                                                     -----------    -----------
                                                       3,166,983      1,799,960
                                                     -----------    -----------

      Income from operations                             915,675        786,258

OTHER  INCOME  (EXPENSE):
  Other income                                            95,726          3,523
  Other expenses                                         (71,531)             -
  Interest and finance costs                             (11,536)        (3,306)
                                                     -----------    -----------
                                                          12,659            217
                                                     -----------    -----------

INCOME BEFORE INCOME TAXES                               928,334        786,475
PROVISION (BENEFIT) FOR INCOME TAXES                    (261,621)             -
                                                     -----------    -----------

NET INCOME                                           $ 1,189,955    $   786,475
                                                     ===========    ===========

BASIC EARNINGS PER SHARE                             $      0.10    $      0.08
                                                     ===========    ===========

AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                  11,750,970      9,762,659
                                                     ===========    ===========

                See accompanying notes to financial statements.

                      AMERICAN DAIRY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF CASH
                                   (Unaudited)
                                  Page 1 of 2

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2004           2003
                                                     -----------    -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
Net  income                                          $ 1,189,955    $   786,475

Adjustments  to  reconcile  net  income
  to  operating  activities  -
   Depreciation                                           67,856         76,924
Changes  in  assets  and  liabilities:
  (Increase)  decrease  in  -
    Accounts  receivable,  net                           (34,018)       297,893
    Inventories                                          187,498       (141,474)
    Prepaid  expenses                                    322,412        671,594
    Advances  to suppliers                                65,750         (3,809)
    Other  receivables                                  (683,064)      (757,267)
    Other  tax  refundable                               229,267        101,692
    Amounts  due  from  directors                       (108,055)        24,009
    Amounts  due  from  related  company                 (66,425)             -
  Increase  (decrease)  -
     Accounts  payable  and  accrued  expenses        (1,649,327)     1,151,066
     Other  payables                                   1,731,693       (289,825)
     Amounts due to directors                             12,189         57,053
     Advances from employees                             134,541              -
     Receipts  in  advance                            (3,102,732)       120,104
     Tax  payable                                       (224,863)       195,326
                                                     -----------    -----------

Net  cash  provided  by (used in )
  operating activities                                (1,927,323)     2,289,761
                                                     -----------    -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Purchases  of  fixed  assets                           (19,043)    (3,431,658)
  Construction  in  progress                            (533,907)       (10,386)
                                                     -----------    -----------

Net  cash  used  in  investing  activities              (552,950)    (3,442,044)
                                                     -----------    -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Payments  on  note  receivable                         156,209        143,116
  Proceeds  from short-term loan                         181,159        241,546
  Payment  on  purchase  obligation                      (72,464)             -
                                                     -----------    -----------

Net  cash  provided  by  (used in)
  financing  activities                                  264,904        384,662
                                                     -----------    -----------



                      AMERICAN DAIRY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF CASH
                                   (Unaudited)
                                  Page 2 of 2


NET  INCREASE (DECREASE) IN CASH AND EQUIVALENTS      (2,215,369)      (767,621)

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING  OF  PERIOD                                3,040,600      1,125,823
                                                     -----------    -----------

CASH  AND  CASH  EQUIVALENTS,
  END  OF  PERIOD                                    $   825,231    $   358,202
                                                     ===========    ===========

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:

In relation to the merger and recapitalization, the Company obtained $15,939 in cash and $37,801 in accounts payable and accrued expenses.


                See accompanying notes to financial statements.

                      AMERICAN DAIRY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

     American Dairy Holdings, Inc. ("ADHI") was incorporated on January 15, 2002 in Delaware. ADHI owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and Feihe Dairy in turn owns 100% of the registered shares of Heilongjiang Sanhao Dairy Co., Limited ("Sanhao
     Dairy") and 100% of the registered capital of Baiquan Feihe Dairy Co., Limited ("Baiquan Dairy"). Baiquan Dairy was registered on September 6, 2002 in Baiquan County, Heilongjiang Province, in the People's Republic of China with a registered capital of $120,773. Baiquan Feihe has a defined period of existence of 1 year to September 6, 2003 and which registration is renewal each year. American Dairy, ADHI, Feihe Dairy, Sanhao Dairy and Baiquan Feihe are collectively referred to as the "Company".

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of American Dairy, Inc. and Subsidiaries as of March 31, 2004, and the results of their operations and their cash flows for three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

     Certain 2003 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

Note  3  -  Summary  of  Significant  Accounting  Policies

     a)   Consolidation

          The condensed consolidated financial statements include the accounts of American Dairy, Inc. and its subsidiaries as of March 31, 2004. All significant inter-company transactions and balances within the Company have been eliminated on consolidation.

     b)   Cash

          Cash represents cash on hand and deposits held in financial institutions. For the purposes of the cash flow statements, cash comprises of cash on hand and deposits held on call with the banks.

     c)   Accounts  receivable

          Provision is made against accounts receivable to the extent that they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of March 31, 2004, provision for doubtful accounts totaled $434,362.

     d)   Inventories

          Inventories comprise raw materials, consumables and goods held for resale and are stated at the lower of cost or market value. Cost is calculated using the last in first out method and includes any overhead costs incurred in bringing the inventories to their present location and condition.

     e)   Fixed  assets

          Fixed assets are stated at cost less accumulated depreciation. The cost of an asset is comprised of its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditure incurred after assets have been put into operation, such as repairs and maintenance and overhaul costs, are normally charged to the statement of operations in the period in which it is incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

          When assets are sold or retired, their cost and accumulated depreciation are eliminated from the financial statements and any gain or loss resulting from their disposal is included in the statement of operations.

          Where the recoverable amount of an asset has declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. Expected future cash flows have been discounted in determining the recoverable amount. There were no fixed assets impairments for during the three months ended March 31, 2004.

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

          As the functional currency of the subsidiaries in the People's Republic of China is not freely exchangeable, the unofficial exchange rate is fixed at Rmb.8.28 to the US Dollar and, accordingly, there is no gain or loss to recognize relating to any foreign currency transactions or translations

     k)   Taxation

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

     p)   Fair  value  of  financial  instruments

          The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from shareholder and staff, loans and notes payable and other payables approximate their fair values as of March 31, 2004 because of the relatively short-term maturity of these instruments.

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

Note  6  -  Commercial  note  receivable  -  secured

     As of March 31, 2004, the Company held commercial notes receivable totaling $156,209 that were issued or endorsed by a third party. The commercial notes are drawn against various banks with varying maturity periods of four and five months. The commercial notes, which bear no interest and are receivable on maturity, are endorsable to a third party.

Note  7  -  Inventories

     Inventories  consisted  of  the  following  as  of  March  31,  2004:

     Raw materials                                              $ 2,145,220
     Consumables                                                  1,527,490
     Finished goods                                               1,214,263
                                                                -----------
                                                                $ 4,886,973
                                                                ===========

Note  8  -  Income  Tax

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

     There are no material timing differences between the reporting of book and taxable income which would give rise to a deferred income tax asset or liability as of March 31, 2004.

Note  9  -  Commitments

     a)   Capital commitments for construction at March 31, 2004:    $1,296,445
                                                                     ==========

     b)   Commitments  under  advertisement  contracts

          As  of  March 31, 2004 the Company had commitments to make payments in
          respect  of  advertisement  contracts  totaling:       $1,384,057
                                                                 ==========

     c)   Operating  lease  commitments

          As of March 31, 2004, the Company had commitments to make payments under operating leases for the years ending as follows:

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
                                                        ===========

Note  10  -  Incentive  Stock  Plan

     Effective  April  1,  2003,  the  Company  adopted  and  approved  its 2003
     Incentive Stock Plan, which reserves 3,000,000 shares of Common stock for issuance under the Plan. The Plan allows the directors to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions. No awards of stock options, stock appreciation rights, or stock bonuses have been granted to employees as of March 31, 2004.


Item  2    Management's  Discussion  and  Analysis  or  Plan  of  Operations

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

(2)  Plan  of  Operation

The predecessor of American Dairy, Inc. (the "Company") had been inactive for a number of years, and has had no revenue from operations during the quarter ended March 31, 2004 and the quarter ended March 31, 2003.

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

The operations of the Company are conducted through its wholly-owned subsidiary, Feihe Dairy, and Feihe Dairy's subsidiaries, Sanhao Dairy and Baiquan Feihe, all of which are enterprises organized and operating in the People's Republic of China ("PRC"). Feihe Dairy engages in the production and distribution of milk powder, soybean milk powder and dairy products in the PRC. The principal activities of Sanhao Dairy and Baiquan Feihe are the production and supply of processed milk to Feihe Dairy. The products are sold under the registered trademarks "Feihe," "Yinhe," "Jinhe" and "Xinghua."

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

(3)  Results  of  Operations

Sales revenues increased by $2,151,232 or 36% quarter-on-quarter to $8,148,001 for the quarter ended March 31, 2004 compared to the same corresponding quarter in 2003 of $5,996,769. The first quarter's sales revenues represented average monthly sale revenues of $2,761,000 compared to the corresponding quarter in 2003 of $1,998,923. The reasons of the favorable variance in sales revenues for the first quarter ended March 31, 2004 were as follows:

- Increased popularity of "Feihe" brand in mainland China following the successful advertising campaigns in the in previous year;
- Demand was boosted by improved and high quality ingredients for several products such as Ca+Zn ( + -), corn starch ( ) and CPP series (CPP -), and the families or markets mostly accepted these products.
- Increase in sales quantities of several major products such as milk powder with Ca+Zn ( + -), corn starch ( ) and CPP series (CPP -) in the first quarter of 2004 compared to the corresponding quarter in 2003 by approximately 75.3%, 41.0% and 209%, respectively.
- Extensive sales network enhances the distribution of Feihe Dairy's products to different provinces. It not only enhanced the popularity of 'Feihe' trademark, but also promoted the Feihe's products to remote areas in China.

There was no significant change in average selling price during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.
Accordingly, the favorable variance in sales revenues was mainly attributed to sales volumes.

Cost of goods sold increased by $654,972 or 19% quarter-on-quarter to $4,065,343 for the quarter ended March 31, 2004 compared to the same corresponding quarter in 2003 of $3,410,551. The increase in cost of goods sold was in line with increases in sales revenues of 36% quarter-on-quarter in order to meet sales demand during the quarter.

Depreciation expenses included in cost of goods sold increased by $37,509 or 249% quarter-on-quarter to $52,574 for the quarter ended March 31, 2004 compared to the same corresponding quarter in 2003 of $15,065. The significant increase in depreciation expenses was mainly due to major fixed asset additions at Baiquan Feihe of $3,333,043 as of March 31, 2003, however, Baiquan Feihe only commenced operation from July 2003. Therefore, no depreciation expenses were recognized in the first quarter in 2003. As a result, depreciation expense for that corresponding quarter in 2003 was lower than that of the first quarter in 2004.

Gross profit increased by $1,496,440 or approximately 58% quarter-on-quarter to $4,082,658 for the quarter ended March 31, 2004 compared to the same corresponding quarter in 2003 of $2,586,218. Gross profit margin improved to 50.1% for the quarter ended March 31, 2004 compared to 43.1% for the same corresponding quarter in 2003. The favorable variance was due to greater distribution of milk powder (infants and pregnant women) with greater profit margin.

Distribution and other operating costs represented expenditures in connection with the distribution of milk powder and soybean powder. Distribution expenses increased by $1,383,449 or 90% quarter-on-quarter to $2,913,756 for the quarter ended March 31, 2004 compared to $1,530,307 for the same corresponding quarter in 2003. Variance in selling expenses was principally attributable to the increases in advertisements, salaries and allowances, and supermarket display and consignment.

Total other revenues increased by $92,203 or 2,167% quarter-on-quarter to $583,666 for the quarter ended March 31, 2004 compared to $3,523 for the same corresponding quarter in 2003. The increase was mainly due to sales of raw materials to third parties of $79,807.

Net income after income tax increased by $403,480 or 51% quarter-on-quarter to $1,189,955 for the quarter ended March 31, 2004 compared to the same corresponding quarter in 2003 of $786,475. The favorable variance in net income was mainly due to the excess of the substantial increases in sales revenues and increase in other revenues and economies of scale achieved.

(4)  Liquidity  and  Capital  Resources

Cash and equivalent decreased by $2,215,369 or 73% quarter-on-year to $825,231 as of March 31, 2004 compared to $3,040,600 as of December 31, 2003. The decrease was mainly attributed to increases in cash advances to the Contractors of $944,730 for constructing the new milk powder factory, "Feihe Industrial Park" which is located next to Feihe Dairy/Sanhao Dairy's present factory site in Kedong County. Also, the high cash position in last year was mainly due to Feihe Dairy's policy of taking receipts in advance from customers near the year ended December 31, 2003. As a result, receipts in advance have also significantly dropped by $3,102,732 or 63% quarter-on-year to $1,765,013 as of March 31, 2004 compared to $4,867,745 as of December 31, 2003.

The company's budget for 2004 reflects projected sales of $48,000,000 and net income before taxes of $6,000,000. The Company anticipates that it will have adequate working capital in the foreseeable future. However, the Company may wish to borrow additional amounts in order to expand and grow its operations.

(5)  Contractual  Obligations

The following table is a summary of the Company's contractual obligations as of March 31, 2004:

                                          Less Than One
                                Total         Year        1-3 Years   Thereafter
                             ----------   ----------      ---------   ----------
Accounts Payable and
  Accrued Expenses           $4,548,842   $4,548,842       $      -    $      -
Other Payables                2,021,544    2,021,544              -           -
Advances From Shareholder       858,418      858,418              -           -
Advances From Employees         672,101      672,101              -           -
Receipts in Advance           1,765,013    1,765,013              -           -
Tax Payable                      44,844       44,844              -           -
Short-term Loan - Secured       644,251      644,251              -           -
                             ----------   ----------       --------    --------

Total                        $10,575,013  $10,575,013      $      -    $      -
                             ===========  ===========      =========   ========

Item  3    Controls  and  Procedures

     The Company's Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

Item  1  Legal  Proceedings

         N/A

Item  2  Changes  in  Securities

     During the three months ended March 31, 2004, there were no changes in the securities of the Company.

Item  3  Defaults  Upon  Senior  Securities

     N/A

Item  4  Submission  of  Matters  to  a  Vote  of  Security  Holders

     N/A

Item  5  Other  Information

     During April 2004, the Company finalized the formation of a joint venture for the production and sale of processed walnut products, and to conduct research and development activities for new related products in The People's Republic of China. The name of the joint venture is Shanxi Feihesantai Biology Science and Technology Industry, Ltd. and has a term of 15 years. The Company owns 60% of the registered capital of the joint venture and made a capital contribution of approximately $250,000 to the joint venture.



Item  6  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits.
          ---------
          10.1 Articles of Association of Joint Venture to form Shanxi Feihesantai Biology Science and Technology Industry, Lt.

          99.1          Certification  of  Leng  You-Bin  and  Liu  Hua

          99.2          Certification  of  Leng  You-Bin

          99.3          Certification  of  Liu  Hua


     (b)  Reports  of  Form  8-K
          ----------------------

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   American  Dairy,  Inc.

Date:  May  14,  2004              By:/s/Len You-Bin
                                   ---------------------------------------------
                                   Leng  You-Bin
                                   Chief  Executive  Officer  and  President


                                   By:/s/Liu Hua
                                   ---------------------------------------------
                                   Liu Hua, Chief Financial Officer,
                                   Secretary, and Treasurer