Form 10KSB/A
period 2003-12-31
AMERICAN DAIRY INC
filed 2004-05-25
CIK 789868

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB

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

                              AMERICAN DAIRY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

                              AMERICAN DAIRY, INC.



                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-1

Independent Auditors' Report                                                F-2

Consolidated Balance Sheet                                                  F-3

Consolidated Statements of Operations                                       F-5

Consolidated Statements of Stockholders' Equity                             F-6

Consolidated Statements of Cash Flows                                       F-7

Notes to the Consolidated Financial Statements                              F-9

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




/s/Murrell,  Hall,  McIntosh  &  Co.,  PLLP
MURRELL,  HALL,  MCINTOSH  &  CO.,  PLLP

Oklahoma  City,  Oklahoma

May  11,  2004

                          INDEPENDENT AUDITORS' REPORT




To  the  Board  of  Directors  of
American  Dairy  Holdings,  Inc.  and  Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of American Dairy Holdings, Inc. and subsidiaries (the "Company") for the period from January 15, 2002 (date of incorporation) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of American Dairy Holdings, Inc. and subsidiaries for the period from January 15, 2002 (date of incorporation) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/Weinberg & Company, P.A.
WEINBERG  &  COMPANY,  P.A.

Boca  Raton,  Florida
May  8,  2003

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

                              AMERICAN DAIRY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD FROM
       JANUARY 15, 2002 (DATE OF INCORPORATION) THROUGH DECEMBER 31, 2002

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

                              AMERICAN DAIRY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                       Common Stock
                                   --------------------
                                    Number     $0.001      Additional                      Total
                                      of         par        Paid-In       Retained      Shareholders'
                                    Shares      Value       Capital       Earnings         Equity
                                  ----------   --------   -----------   -----------    --------------
Balance,  December  31,  2001      9,650,000   $  9,650   $    (9,649)  $         -    $          1

Net income  for  the  year
  ended December  31,  2002                -          -             -       344,177         344,177
                                  ----------   --------   -----------   -----------    ------------

Balance,  December  31,  2002      9,650,000      9,650        (9,649)      344,177         344,178

Recapitalization                     135,530        135        11,148             -          11,283

Shares issued for
  consulting  services               240,000        240       269,760             -         270,000

Shares issued in exchange for
  conversion  of  shareholder
  loans                              933,155        933     1,865,379             -       1,866,312

Stock  issued  for  cash             792,285        793     1,499,207             -       1,500,000

Less  offering  costs  other
  syndication  costs                       -          -      (400,547)            -        (374,402)

Net  income  for  the year
  ended December  31,  2003                -          -             -     2,036,807       2,036,807
                                  ----------   --------   -----------   -----------    ------------

Balance, December 31, 2003        11,750,970   $ 11,751   $ 3,235,298   $ 2,380,984    $  5,628,033
                                  ==========   ========   ===========   ===========    ============


     See accompanying summary of accounting policies and notes to financial statements.

                              AMERICAN DAIRY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD FROM
       JANUARY 15, 2002 (DATE OF INCORPORATION) THROUGH DECEMBER 31, 2002

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

                              AMERICAN DAIRY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE PERIOD FROM
       JANUARY 15, 2002 (DATE OF INCORPORATION) THROUGH DECEMBER 31, 2002


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

On February 1, 2002 American Dairy Holdings, Inc., a Delaware corporation ("American Dairy") entered into a Supplemental Sale and Purchase Agreement (the "Supplemental Agreement") with the registered shareholders of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") to acquire a 100% of the registered capital of Feihe Dairy organized under the laws of the People's Republic of China at a consideration of $2,586,311 and Feihe Dairy in turn owns 100% of the registered capital of Heilongjiang Sanhao Dairy Company Limited ("Sanhao Dairy") organized under the laws of the People's Republic of China. As of December 31, 2002 $102,093 of the consideration, which was advanced by a shareholder of American Dairy, has been paid.

As of December 31, 2002, a shareholder of American Dairy has paid expenses on behalf of the company in the amount of $202,754 and American Dairy has recorded an advance from this shareholder of $2,586,311 in relation to its investment in the acquisition of Feihe Dairy. The advance from this shareholder was reduced by $1 in return for the capital in the Company.

Acquisition price                                          $2,586,311
Add:  Permanent adjustment for depreciation                     2,795
                                                           ----------
                                                            2,589,106
Less:  Partial settlement of acquisition price               (102,093)
                                                           ----------

Net acquisition price due                                  $2,487,013
                                                           ==========

During  the  period  ended  December  31,  2002,  American  Dairy  completed the
acquisition.   In  connection  with  the  acquisition,  American  Dairy  assumed liabilities  as  follows:

Fair value of assets acquired                              $6,403,470
Acquisition price                                          (2,589,106)
                                                           ----------

Liabilities assumed                                        $3,814,364
                                                           ==========

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

     On May 7, 2003, American Dairy, Inc. acquired all of the outstanding common stock of American Flying Crane Corporation, formerly American Dairy Holdings, Inc.. For accounting purposes, the acquisition has been treated as a recapitalization of American Flying Crane Corporation with American Flying Crane Corporation as the acquirer. The historical financial statements prior to May 7, 2003 are those of American Flying Crane Corporation.

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

     Advertising costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expenses of the Company were $1,627,458 and $185,207 in 2003 and 2002, respectively.

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

     Fair value of financial statements - The carrying amounts of certain financial instruments, including cash, accounts receivable note receivable, other receivables, accounts payable, accrued expenses, advances from staff, notes payable and other payables approximate their fair values as of December 31, 2003 because of the relatively short-term maturity of these instruments.

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

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


8.   Transactions  with  directors

                                                          Maximum
                                                        outstanding
                                     December 31,         balance       Security
                                   ---------------
     Name                               2003          during the year     held
     ----                               ----          ---------------     ----
     Leng Youbin (Director)          $ 12,189            $ 12,189         none
     Zhu  Tianlong  (Director)              -               8,364         none
     Wang  Yuehui  (Director)               -               7,866         none
     Ma Jinyan (Director)                   -                 121         none
     Piao  Longjun  (Director               -                (123)        none
     Lu Guang (Director)                    -           $  (2,909)        none
                                     --------

                                     $ 12,189
                                     ========


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
                                                ===========


     Rent expense incurred during the years ended December 31, 2003 and 2002 totalled $5,967 and $4,652, respectively.

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

     Effective May 7, 2003, American Dairy acquired 100% of American Flying Crane Corporation (formerly "American Dairy Holdings, Inc.") ("AFC") in a stock-for-stock exchange. AFC had previously acquired 100% of the ownership of the registered capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Diary") in February 2002 for $2,586,311 (U.S.) from the registered owners of Feihe Dairy, owned primarily by Mr. Leng You-Bin who is the principal stockholder, director, Chief Executive Officer and President of American Dairy. As a result of this acquisition, AFC owed approximately $1,866,311 to Mr. Leng You-Bin after approximately $700,000 having been paid to him by American Dairy. During June 2003, American Dairy and Mr. Leng You-Bin agreed to cancel the remaining debt of $1,866,311 in exchange for the issuance of 943,156 shares of the restricted Common Stock of American Dairy.

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