Form 10QSB
period 2004-06-30
AMERICAN DAIRY INC
filed 2004-08-19
CIK 789868

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from ______________ to ________________

Commission File Number: 000-27351

American Dairy, Inc.
(Exact name of small business issuer as
specified in its charter)

Utah
(State or other jurisdiction of
incorporation or organization)

87-0445575
(I.R.S. Employer Identification No.)

1st Qingxiang Street, Kedong County, Heilongjiang Province 164800, People’s Republic of China
(Address of principal executive offices)

011-0452-4312688
(Issuer's telephone number)

Not Applicable
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  11,786,970 shares as of August 18, 2004.

Transitional Small Business Disclosure Format (check one): Yes No X

AMERICAN DAIRY, INC.
INDEX

PART I FINANCIAL INFORMATION

Item 1 Consolidated Financial Statements:

Condensed Consolidated Balance Sheet as of June 30, 2004	3

Condensed Consolidated Statements of Operations for the Three
And Six Month Periods Ended June 30, 2004 and 2003	5

Condensed Consolidated Statements of Cash Flows for the Six
Months Ended June 30, 2004, And 2003	6

Notes to the Condensed Consolidated Financial Statements	8

Item 2 Management’s Discussion and Analysis or Plan of Operations	17

Item 3 Controls and Procedures	22

PART II OTHER INFORMATION

Item 1 Legal Proceedings	22

Item 2 Changes in Securities	22

Item 3 Defaults upon Senior Securities	22

Item 4 Submission of Matters to a Vote of Security Holders	23

Item 5 Other Information	23

Item 6 Exhibits and Reports on Form 8-K	23

Signatures	23

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN DAIRY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET JUNE 30, 2004 (Unaudited)

ASSETS

Current assets:
Cash	$834,613
Accounts receivable Trade, net of allowance for doubtful accounts	2,798,898
Other	372,965
Related parties	79,657
Commercial note receivable - secured	116,964
Inventories	5,148,243
Prepaid expenses	1,296,789
Advances to suppliers	516,605
Other tax refundable	259,875

Total current assets	11,424,609

Property and equipment:
Fixed assets, net of accumulated deprecation	4,095,688
Construction in progress	3,189,062

7,284,750

Other assets:
Goodwill	7,000
Deposit on land, building, and equipment	998,247

1,005,247

Total assets	$19,714,606

See accompanying notes to financial statements.

AMERICAN DAIRY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET JUNE 30, 2004 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,200,332
Current portion of purchase obligation	96,618
Due to equipment and construction contractors	2,156,025
Advances from related parties	1,569,862
Advance from employees	696,860
Deferred income	814,744
Tax payable	59,408
Short-term loan - secured	664,251

Total current liabilities	11,258,100

Purchase obligation, net of current portion shown above	193,237

Stockholders’ equity:
Common stock, $.001 par value; 50,000,000 shares
authorized; 11,750,970 issued and outstanding	11,751
Additional paid-in capital	3,235,298
Retained earnings	5,016,220

Total stockholders’ equity	8,263,269

Total liabilities and stockholders’ equity	$19,714,606

See accompanying notes to financial statements.

AMERICAN DAIRY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

SALES	$9,620,155	$6,364,994	$17,768,156	$12,361,763
COST OF GOODS SOLD	4,510,579	3,883,498	8,575,922	7,294,049

Gross Profit	5,109,576	2,481,496	9,192,234	5,067,714

OPERATING AND ADMINISTRATIVE EXPENSES:
Distribution expenses	3,133,316	2,100,427	6,047,072	3,825,950
General and administrative expenses	463,365	245,902	701,311	513,932
Other operating expenses	24,103	450,499	24,103	255,283
Depreciation	19,672	5,797	34,953	7,420

	3,640,456	2,802,625	6,807,439	4,602,585

Income (loss) from operations	1,469,119	(321,129)	2,384,795	465,129

OTHER INCOME (EXPENSE):
Other income (expenses)	(15,838)	38,731	8,357	42,254
Gain on disposal of assets	2,628	-	2,628	-
Interest and finance costs	(10,629)	(10,287)	(22,165)	(13,593)

	(23,839)	28,444	(11,180)	28,661

INCOME BEFORE INCOME TAXES	1,445,280	(292,685)	2,373,615	493,790
PROVISION FOR (BENEFIT FROM) INCOME TAXES	-	(453,261)	(261,621)	(453,261)

NET INCOME	$1,445,280	$160,576	$2,635,236	$947,051

BASIC EARNINGS PER SHARE	$0.12	$0.02	$0.22	$0.1

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	11,750,970	9,875,318	11,750,970	9,762,659

See accompanying notes to financial statements.

AMERICAN DAIRY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,635,236	$947,051
Adjustments to reconcile net income to operating activities -
Depreciation	133,305	70,965
Gain on disposal of assets	2,628	-
Changes in assets and liabilities:
(Increase) decrease in - Accounts receivable, net	(1,065,373)	(212,283)
Other receivables	(372,965)	(198,719)
Amounts due from related parties	-	24,009
Inventories	(73,772)	(365,836)
Prepaid expenses	(59,009)	860,160
Advances to suppliers	113,621	(624,233)
Other tax refundable	300,069	27,499
Increase (decrease) in -
Accounts payable and accrued expenses	1,158,188	3,650,236
Advance from related parties	723,633	88,683
Advances from employees	159,300	-
Deferred income	(4,053,001)	(1,908,099)
Tax payable	(210,299)	(58,708)

Net cash provided by (used in ) operating activities	(608,439)	2,300,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(150,988)	(3,146,642)
Cash received in merger and recapitalization	-	15,939
Payments received on note receivable	-	131,039
Deposit on land, building and equipment	(580,569)	-
Construction in progress	(1,154,171)	-

Net cash used in investing activities	(1,885,728)	(2,999,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	302,118	241,546
Repayment of advance from shareholder	58,525	(87,317)
Payment on purchase obligation	(72,463)	-

Net cash provided by financing activities	$288,180	$154,229

AMERICAN DAIRY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	June 30,

	2004	2003

NET DECREASE IN CASH AND EQUIVALENTS	$(2,205,987)	$(544,710)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,040,600	1,125,823

CASH AND CASH EQUIVALENTS, END OF PERIOD	$834,613	$581,113

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In relation to the merger and recapitalization, the Company obtained $15,939 in cash and $37,801 in accounts payable and accrued expenses.

See accompanying notes to financial statements.

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited)

Note 1 - Nature of Organization

American Dairy, Inc. (“American Dairy”) (formerly known as “Lazarus Industries, Inc.”) was incorporated under the laws of the State of Utah on December 31, 1985. The Company was incorporated for the purpose of engaging in the business of developing, manufacturing and marketing proprietary medical services. In 1991, the Company discontinued its operations, and liquidated its assets leaving the Company dormant until 1996 when the Company began to seek merging with an existing operating company.

Pursuant to the Stock Exchange Agreement in January 2003, the Company agreed to acquire the shares of American Dairy Holdings, Inc., by issuing and delivering in exchange of the Company’s common voting stock of 9,650,000 shares at par value $0.001. The reverse merger was closed on May 7, 2003 and has been accounted for as a recapitalization (See Note 4).

During June 2004, the Company finalized the formation of a joint venture for the production and sale of processed walnut products, and to conduct research and development activities for new related products in The People’s Republic of China (the "PRC"). The joint venture is Shanxi Feihesantai Biology Science and Technology Industry, Limited, a private limited company registered on June 4, 2004 in Shanxi Province, in The People’s Republic of China with a registered capital of $402,174 (Rmb.3,300,000) and a defined period of existence of 15 years to June 4, 2019. The Company owns 60% of the registered capital of the joint venture and made a capital contribution of $241,546 to the joint venture.

American Dairy Holdings, Inc. (“ADHI”) was incorporated on January 15, 2002 in Delaware. ADHI owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”) and Feihe Dairy in turn owns 100% of the registered shares of Heilongjiang Sanhao Dairy Co., Limited (“Sanhao Dairy”) and 100% of the registered capital of Baiquan Feihe Dairy Co., Limited (“Baiquan Dairy”). Baiquan Dairy was registered on September 6, 2002 in Baiquan County, Heilongjiang Province, in the People’s Republic of China with a registered capital of $120,773. Baiquan Feihe had a defined period of existence of one year to September 6, 2003 and which registration is renewed each year. American Dairy, ADHI, Feihe Dairy, Sanhao Dairy and Baiquan Feihe are collectively referred to as the “Company”.

The principal activity of the Company is the manufacturing and distribution of dairy products primarily under the Feihe trademark. The subsidiaries’ principal country of operations is in The People’s Republic of China (the “PRC”).

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of American Dairy, Inc. and subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for three months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

Certain 2003 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

Note 3 - Summary of Significant Accounting Policies

a)     Consolidation

The condensed consolidated financial statements include the accounts of American Dairy, Inc. and its subsidiaries as of June 30, 2004. All significant inter-company transactions and balances within the Company have been eliminated on consolidation.

    b)    Cash

Cash represents cash on hand and deposits held in financial institutions. For the purposes of the cash flow statements, cash is comprised of cash on hand and deposits held on call with the banks.

        c)    Accounts receivable

Provision is made against accounts receivable to the extent that they are considered to be doubtful. Accounts receivable on the balance sheet are stated net of such provision. As of June 30, 2004, the provision for doubtful accounts totaled $434,362.

        d)    Inventories

Inventories are comprised of raw materials, consumables and goods held for resale and are stated at the lower of cost or market value. Cost is calculated using the last in first out method and includes any overhead costs incurred in bringing the inventories to their present location and condition.

        e)    Fixed assets

Fixed assets are stated at cost less accumulated depreciation. The cost of an asset is comprised of its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditures incurred after assets have been put into operation, such as repairs and maintenance and overhaul costs, are normally charged to the statement of operations in the period in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

When assets are sold or retired, their cost and accumulated depreciation are eliminated from the financial statements and any gain or loss resulting from their disposal is included in the statement of operations.

Where the recoverable amount of an asset has declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. Expected future cash flows have been discounted in determining the recoverable amount. There were no fixed asset impairments during the three months ended June 30, 2004.

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

        h)    Deferred income

Revenue from the sale of goods or services is recognized on time apportionment basis when goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in the subsequent period are carried forward as deferred revenue.
      f)       Revenue recognition

Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

Interest income is recognized when earned, taking into account the principal amounts outstanding and the interest rates applicable.

Sundry income includes compensations received from the State Bureau of The People’s Republic of China as incentive to relocate from the previous factory premises, profit from the sales of raw materials to third parties and write-offs of long outstanding trade payables.
      g)      Foreign currencies

The financial position and results of operations of the Company are determined using the home currency (“Renminbi” or “Yuan”) as the functional currency. Foreign currency transactions during the period are converted at the average rate of exchange during the reporting period. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rates of exchange prevailing at those dates. All exchange differences are dealt with in the statement of operations. The Company’s principal country of operations is in The People’s Republic of China.

The registered equity capital and fixed assets denominated in the functional currency are translated at the historical rate of exchange at the time of capital contribution and purchases of fixed assets and exchange differences arising from translating equity capital, reserves and fixed assets at exchange rate prevailing at the balance sheet date are dealt with as an exchange fluctuation reserve in members’ equity.

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

Enterprise income tax

Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may; however, be granted pursuant to any law or regulations from time to time as promulgated by the State Council.

Enterprise income tax (“EIT”) is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes. Under the Business Promotion Policy Concerning Income Tax on Foreign Enterprises promulgated by the QiQiHaEr City Municipal Government, foreign owned enterprises registered in QiQiHaEr City are entitled to a tax holiday of seven years for full EIT exemption as though the EIT has been paid during the tax holiday periods. The preferential tax treatment will commence when the Company commences to generate assessable income after all accumulated tax losses have been deducted from the assessable income.

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

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax  included  in  the  price  or  charges,  and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The province has agreed to rebate its 40% of all value added taxes due by the Company for a period of five years. Any rebates are treated as reductions in cost of goods sold for financial reporting purposes.

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

m)    Advertising costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising costs are included in distribution expense for financial reporting purposes.

     n)    Retirement benefit cost

According to The People’s Republic of China regulations on pension, the Company contributes to a defined contribution retirement plan organized by municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the plan. Contributions to the plan are calculated at 20% of the employees’ salaries above a fixed threshold amount and the employees contribute 4% while the Company contributes the balance contribution of 16%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this plan.

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

p)  Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from shareholder and staff, loans and notes payable and other payables approximate their fair values as of June 30, 2004 because of the relatively short-term maturity of these instruments.

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

r) New Accounting Pronouncements

In 2001, the Financial Accounting Standards Board issued new pronouncements: SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 144 is effective for the Company for the fiscal year beginning January 1, 2002 and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has implemented SFAS No. 144 which had no impact on its financial statements at the time of implementation.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS deals with reporting gains and losses for extinguishment of debt, accounting for intangible Assets of Motor Carriers, and sales and leaseback transactions. The Company has implemented SFAS No. 144 which had no impact on its financial statements at the time of implementation.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that cost associated with an exit or disposal activity be recognized only when the liability is incurred.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147 “Acquisition of Certain Financial Institutions. The Company has implemented SFAS No. 147 and its implementation has had minimal effect on the Company’s financial statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure. This statement amends SFAS No. 123 “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected not to adopt the fair value based method of accounting for stock-based employee compensation at this time.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging actives under FASB Non 133 “Accounting for Derivative Instruments and Hedging Activities. The Company did not have any derivative or hedging activities as of June 30, 2004

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. This standard establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. As of June 30, 2004, the Company had no financial instruments with characteristics of both liability and equity.

Note 4 - Reverse Merger

On January 15, 2003, American Dairy Holdings, Inc. (“ADHI”) and its shareholders entered into a Stock Exchange Agreement with Lazarus Industries, Inc. (“Lazarus Industries”, an inactive public shell), and the shareholders of ADHI agreed to sell to Lazarus Industries, and Lazarus Industries agreed to purchase all of the outstanding shares of ADHI, in exchange for shares representing ninety six percent (96%) of the total outstanding common shares of Lazarus Industries, including presently outstanding warrants and stock options of Lazarus Industries.

This exchange took place following a one-for-nineteen (1-for-19) reverse stock split of the presently issued and outstanding common stock of Lazarus Industries, including its outstanding warrants and stock options. Following the completion of the reverse merger on May 7, 2003, Lazarus Industries changed its name to American Dairy, Inc. and the then current officers and directors of Lazarus Industries resigned and were replaced by officers and directors of ADHI. As a result of the Stock Exchange

Agreement and completion of the reverse merger, which has been accounted for as a recapitalization, ADHI legally became a wholly owned subsidiary of Lazarus Industries, however for financial statement presentation purposes, ADHI became the accounting acquirer and Lazarus Industries became the accounting acquiree. As a result, the financial statements include (1) the balance sheet of the accounting acquirer and the acquiree at historical cost for the periods presented and (2) the statements of operations of the acquirer for all periods presented and the results of operations of the acquiree from the date of merger to the date of presentation.

The Company issued 9,650,000 shares of its common stock, par of $.001, totaling $9,650 to the shareholders of ADHI in exchange for all of the issued and outstanding common stock of ADHI.

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

Note 6 - Commercial note receivable - secured

As of June 30, 2004, the Company held commercial notes receivable totaling $116,964 that were issued or endorsed by a third party. The commercial notes are drawn against various banks with varying maturity periods of four and five months. The commercial notes, which bear no interest and are receivable on maturity, are endorsable to a third party.

Note 7 - Inventories

Inventories consisted of the following as of June 30, 2004:

Raw materials	$2,222,235
Consumables	1,428,895
Finished goods	1,497,113

$5,148,243

Note 8 - Income Tax

Enterprise income tax (“EIT”) in The People’s Republic of China is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes. No income tax has been provided as Feihe Dairy is entitled to a tax holiday of seven years for full EIT exemption as though the EIT has been paid during the tax holiday periods.

There are no material timing differences between the reporting of book and taxable income which would give rise to a deferred income tax asset or liability as of June 30, 2004.

Note 9 - Commitments

a)     Capital commitments for construction at June 30, 2004 totaled $829,227.

b)     Commitments under advertisement contracts.

As of June 30, 2004, the Company had commitments to make payments in respect of advertisement contracts totaling $597,116.

c)     Operating lease commitments

As of June 30, 2004, the Company had commitments to make payments under operating leases for the years ending as follows:

December 31, 2004	$3,349
December 31, 2005	5,064
December 31, 2006	5,908
December 31, 2007	5,908
December 31, 2008	5,908
Thereafter	249,607

$275,744

Note 10 - Incentive Stock Plan

Effective April 1, 2003, the Company adopted and approved its 2003 Incentive Stock Plan, which reserves 3,000,000 shares of Common stock for issuance under the Plan. The Plan allows the directors to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions. There have been no awards of stock options or stock appreciation rights; however, 50,000 shares of common stock were issued to directors, officers, and consultants during the three month period ended June 30, 2004 as stock bonuses.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

(2) Plan of Operations

The predecessor of American Dairy, Inc. (the "Company") had been inactive for a number of years, and has had no revenue from operations during the quarter ended June 30, 2004 or the quarter ended June 30, 2003.

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

The operations of the Company are conducted primarily through its wholly-owned subsidiary, Feihe Dairy, and Feihe Dairy's subsidiaries, Sanhao Dairy and Baiquan Feihe, all of which are enterprises organized and operating in The People's Republic of China ("PRC"). Feihe Dairy engages in the production and distribution of milk powder, soybean milk powder and other dairy products in the PRC. The principal activities of Sanhao Dairy and Baiquan Feihe are the production and supply of processed milk to Feihe Dairy. The products are sold primarily under the registered trademark "Feihe".

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

(3)  Results of Operations

Comparison of operations for the three months ended June 30, 2004 with the three months ended June 30, 2003:

The Company had a $1,284,704 or an 800% increase in net income from $160,576 during the three months ended June 30, 2003 to $1,445,280 for the comparable period in 2004. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales revenues increased by $3,255,161 or 51% quarter-on-quarter to $9,620,155 for the quarter ended June 30, 2004 compared to the same corresponding quarter in 2003 of $6,364,994. The second quarter's sales revenues represented average monthly sale revenues of $3,206,718 compared to the corresponding quarter in 2003 of $2,121,665. The reasons of the favorable variance in sales revenues for the first quarter ended June 30, 2004 were as follows:

-       Increased popularity of "Feihe" brand in mainland China following the successful advertising campaigns in the previous year.
-       Demand was boosted by improved and high quality ingredients for several products such as Ca+Zn, corn starch and CPP series, and the families or markets mostly accepted these products.
-       Increase in sales quantities of several major products such as milk powder with Ca+Zn, corn starch and CPP series in the second quarter of 2004 compared to the corresponding quarter in 2003 by approximately 77%, 41% and 153%, respectively.
-       Extensive sales network enhances the distribution of Feihe Dairy's products to different provinces. It not only enhanced the popularity of 'Feihe' trademark, but also promoted the Feihe's products to remote areas in China.

There was no significant change in average selling price during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. Accordingly, the favorable variance in sales revenues was mainly attributed to sales volumes.

Cost of goods sold increased by $627,081 or 16% quarter-on-quarter to $4,510,579 for the quarter ended June 30, 2004 compared to the same corresponding quarter in 2003 of $3,883,498. The increase in cost of goods sold was in line with increases in sales revenues of 51% quarter-on-quarter in order to meet sales demand during the quarter.

Depreciation expenses included in cost of goods sold decreased by $2,402 or 5% quarter-on-quarter to $46,078 for the quarter ended June 30, 2004 compared to the same corresponding quarter in 2003 of $48,480.

Gross profit increased by $2,628,080 or approximately 106% quarter-on-quarter to $5,109,576 for the quarter ended June 30, 2004 compared to the same corresponding quarter in 2003 of $2,481,496. Gross profit margin improved to 52% for the quarter ended June 30, 2004 compared to 39% for the same corresponding quarter in 2003. The favorable variance was due to greater distribution of milk powder (infants and pregnant women) with greater profit margin.

Distribution and other operating costs represented expenditures in connection with the distribution of milk powder and soybean powder. Distribution expenses increased by $1,032,889 or 49% quarter-on-quarter to $3,133,316 for the quarter ended June 30, 2004 compared to $2,100,427 for the corresponding quarter in 2003. Variance in selling expenses was principally attributable to the increases in advertisements, salaries and allowances, and supermarket display and consignment.

Total other revenues decreased by $52,283 or 183% quarter-on-quarter to $(23,839) for the quarter ended June 30, 2004 compared to $28,444 for the same corresponding quarter in 2003.
Net income increased by $1,284,704 or 800% quarter-on-quarter to $1,445,280 for the quarter ended June 30, 2004 compared to the same corresponding quarter in 2003 of $160,576. The favorable variance in net income was mainly due to the excess of the substantial increases in sales revenues and increase in other revenues and economies of scale achieved.

Comparison of operations for the six months ended June 30, 2004 compared with the six months ended June 30, 2003:

The Company had a $1,688,185 or 178% increase in net income from $947,051 during the six months ended June 30, 2003 to $2,635,236 for the comparable period in 2004. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales increased by $5,406,393 or 44% from $12,361,763 for the six months ended June 30, 2003 to $17,768,156 for the six months ended June 30, 2004. The first six months sales revenues represented average monthly sale revenues of $2,961,359 compared to the corresponding six months in 2003 of $2,060,294. The reasons for the favorable variance in sales revenues for the six months ended June 30, 2004 were as follows:

-      Increased popularity of "Feihe" brand in mainland China following successful advertising campaigns in the previous year;
-      Demand was boosted by improved and high quality ingredients for several products such as Ca+Zn, corn starch and CPP series, and the families or markets mostly accepted these products.
-      Increase in sales quantities of several major products such as milk powder with Ca+Zn, corn starch and CPP series in the six months ended June 30, 2004 compared to the corresponding quarter in 2003 by approximately 76%, 28% and 179%, respectively.
-      Extensive sales network enhances the distribution of Feihe Dairy's products to different provinces. It not only enhanced the popularity of 'Feihe' trademark, but also promoted Feihe's products to remote areas in China.

There was no significant change in average selling price during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. Accordingly, the favorable variance in sales revenues was mainly attributed to increased sales volumes.

Cost of goods sold increased by $1,281,873 or 18% from $7,294,049 for the six months ended June 30, 2003 to $8,575,922 for the comparable period in 2004. The increase in cost of goods sold was in line with increases in sales revenues of 44% for the six month period in order to meet sales demand during the quarter.

Depreciation expenses included in cost of goods sold decreased by $35,107 or 36% from $98,652 for the six months ended June 30, 2004 compared to the same corresponding six months in 2003 of $63,545. The increase in depreciation expenses was mainly due to major fixed asset additions at Baiquan Feihe of $3,333,043 as of March 31, 2003, however, Baiquan Feihe only commenced operations in July 2003.

Gross profit increased by $4,124,520 or approximately 81% from $5,067,714 for the six months ended June 30, 2003 compared to the same corresponding six months in 2004 of $9,192,234. Gross profit margin improved to 58% for the six months ended June 30, 2004 compared to 41% for the same corresponding quarter in 2003. The favorable variance was due to greater distribution of milk powder (infants and pregnant women) with greater profit margin.

Distribution expenses increased by $2,221,122 or 58% from $3,825,950 in the six months ended June 30, 2003 to $6,047,072 for the comparable period in 2004. Variance in selling expenses was principally attributable to the increases in advertisements, salaries and allowances, and supermarket display and consignment.

Administrative expenses increased by $187,379 or 36% from $513,932 during the six months ended June 30, 2003 to $701,311 during the same period in 2004. This increase is due primarily to increases in administrative salaries and other administrative costs associated with increased sales.

During the six months ended June 30, 2004 and 2003, the Company received refunds of value added tax of $261,621 and $453,261, respectively.

During the six months ended June 30, 2004 and 2003, the Company incurred $22,165 and $13,593, respectively, in interest and financing costs associated with debts.

(4)  Liquidity and Capital Resources

The Company's budget for 2004 reflects projected sales of $48,000,000 and income before taxes of $6,000,000, of which there can be no assurances. The Company anticipates that it will have adequate working capital in the foreseeable future. However, the Company may wish to borrow additional amounts or sell its common stock to realize additional funds in order to expand and grow its operations.

(5)   Contractual Obligations

The following table is a summary of the Company's contractual obligations as of June 30, 2004:

	Less Than One
	Total	Year	1-3 Years	Thereafter

Operating Leases	$275,744	$3,349	$16,880	$255,515
Unconditional Purchase
Obligations	3,259,676	3,259,676	-	-
Other Long-Term Obligations	72,012	72,012	-	-

Total Contractual Cash Obligations	$3,607,432	$3,335,037	$16,880	$255,515

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

PART II - OTHER INFORMATION

Item 1   Legal Proceedings

N/A

Item 2   Changes in Securities

The following sets forth a description of all sales and issuances of the Company’s restricted securities during the three month period ended June 30, 2004, covered by this report. The Company relied upon one or more exemptions from registration under the Securities Act of 1933, including Section 4(2) of the Securities Act of 1933 and Regulation S with respect to certain sales to non-US persons, as defined by Regulation S.

On June 7, 2004, the Board of Directors approved the issuance of 31,000 shares of restricted common stock to Wu Zhi Gang, Lee Sui Lan, Liu Hua, Karney Chang and Charles Hung, Jr. for services in reliance upon Section 4(2) under the Securities Act of 1933, as amended, and Regulation S thereunder.

On June 17, 2004, the Board of Directors approved a consulting agreement with Mr. Jay Rice, including the monthly issuance of 5,000 shares of restricted common stock to him in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

Item 3   Defaults Upon Senior Securities

N/A

Item 4   Submission of Matters to a Vote of Security Holders

N/A

Item 5   Other Information

During June 2004, the Company finalized the formation of a joint venture for the production and sale of processed walnut products, and to conduct research and development activities for new related products in The People’s Republic of China. The name of the joint venture is Shanxi Feihesantai Biology Science and Technology Industry, Limited, a private limited company registered on June 4, 2004 in Shanxi Province, in The People's Republic of China with a registered capital of $402,174 (Rmb.3,330,000) and a defined period of existence of 15 years to June 4, 2019. The Company owns 60% of the registered capital of the joint venture and made a capital contribution of approximately $241,546 to the joint venture.

Item 6   Exhibits and Reports on Form 8-K

(a)   Exhibits.

   10.1       Articles of Association of Joint Venture to form Shanxi Feihesantai Biology Science and Technology Industry, Limited

   99.1       Certification of Leng You-Bin and Liu Hua

   99.2       Certification of Leng You-Bin

   99.3       Certification of Liu Hua

        (b)   Reports of Form 8-K

   None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Dairy, Inc.

Date: August 19, 2004	By:	/s/ Leng You-Bin
Leng You-Bin
Chief Executive Officer and President

