Form 10QSB
period 2004-09-30
AMERICAN DAIRY INC
filed 2004-11-18
CIK 789868

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ________________

Commission File Number: 000-27351

American Dairy, Inc.
(Exact name of small business issuer as
specified in its charter)

Utah	87-0445575
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

C-16 Shin Chen International Building, No. 10, Jiu-shen Road, Zho Yan Chu, Beijing
The People’s Republic of China

(Address of principal executive offices)

(213) 488-5131 (U.S.)
(Issuer's telephone number)

1st Qingxiang Street, Kedong County, Heilongjiang Province 164800, The People’s Republic of China

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [  ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,984,925 shares as of November 12, 2004.

Transitional Small Business Disclosure Format (check one): Yes [  ] No[X]

AMERICAN DAIRY, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheet as of September 30, 2004	3

Consolidated Statements of Operations for the six
months and nine months ended September 30, 2004, and 2003	4

Consolidated Statements of Cash Flows for the nine	5
months ended September 30, 2004, and 2003

Notes to the Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis or Plan of Operations	16

Item 3. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	21

Item 3. Defaults on Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	22

Signatures	22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN DAIRY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(Unaudited)

ASSETS

Current assets:
Cash	$1,468,389
Accounts receivable -
Trade, net of allowance for doubtful accounts	3,345,233
Other	424,178
Related parties	16,100
Commercial note receivable - secured	100,242
Inventories	7,265,348
Prepaid expenses	584,225
Advances to suppliers	516,605
Refundable taxes	291,272

Total current assets	14,011,592

Property and equipment:
Fixed assets, net of accumulated depreciation	6,714,350
Construction in progress	7,024,150

13,738,500

Other assets:
Goodwill	7,000

Total assets	$27,757,092

See accompanying notes to financial statements.

AMERICAN DAIRY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,762,227
Current portion of purchase obligation	96,618
Due to equipment and construction contractors	2,757,229
Advances from related parties	1,546,406
Advances from employees	696,860
Deferred income	3,332,726
Tax payable	444,276
Short-term loan - secured	301,932

Total current liabilities	15,938,274

Purchase obligation, net of current portion shown above	193,237

Minority interest	151,622

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized; 12,705,928 issued and outstanding	12,706
Additional paid-in capital	4,969,770
Retained earnings	6,491,483

Total stockholders' equity	11,473,959

Total liabilities and stockholders' equity	$27,757,092

See accompanying notes to financial statements.

AMERICAN DAIRY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

SALES	$9,020,248	$6,631,714	$26,788,404	$22,106,558
COST OF GOODS SOLD	4,800,250	3,596,402	13,376,172	13,133,845

Gross Profit	4,219,998	3,035,312	13,412,232	8,972,713

OPERATING AND ADMINISTRATIVE
EXPENSES:
Distribution expenses	2,765,710	2,065,493	8,812,782	5,891,443
General and administrative expenses	125,560	130,725	826,871	348,922
Other operating expenses	71,931	108,529	96,034	528,057
Depreciation	16,164	4,872	51,117	11,490

	2,979,365	2,309,619	9,786,804	6,779,912

Income (loss) from operations	1,240,633	725,693	3,625,428	2,192,801

OTHER INCOME (EXPENSE):
Other income (expenses)	(3,156)	27,983	5,201	76,478
Gain on disposal of assets	-	-	2,628	-
Interest and finance costs	(22,083)	(5,373)	(44,248)	(18,975)

	(25,239)	22,610	(36,419)	57,503

MINORITY INTEREST	29,192	-	29,192	-

INCOME BEFORE INCOME TAXES	1,244,586	748,303	3,618,201	2,250,304
PROVISION FOR (BENEFIT FROM)
INCOME TAXES	-	-	(261,621)	453,261

NET INCOME	$1,244,586	$748,303	$3,879,822	$1,797,043

EARNINGS PER SHARE - BASIC	$0.10	$0.07	$0.33	$0.18
EARNINGS PER SHARE -
ASSUMING DILUTION	$0.09	$0.07	$0.30	$0.18

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES
OUTSTANDING:
Basic	11,944,318	10,883,338	11,815,890	10,082,853
Assuming dilution	12,987,174	10,883,338	12,858,746	10,082,853

See accompanying notes to financial statements.

AMERICAN DAIRY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,879,822	$1,797,043
Adjustments to reconcile net income to operating activities -
Depreciation	232,918	118,775
Gain on disposal of assets	(2,628)	-
Changes in assets and liabilites:
(Increase) decrease in -
Accounts receivable, net	(1,611,708)	(502,805)
Other receivables	(424,178)	-
Amounts due from related parties	122,082	-
Inventories	(2,190,877)	(1,733,567)
Prepaid expenses	653,555	1,018,858
Advances to suppliers	113,621	-
Other tax refundable	268,672	-
Increase (decrease) in -
Accounts payable and accrued expenses	3,321,287	3,880,018
Advances from related parties	700,177	-
Advances from employees	159,300	-
Deferred income	(1,535,019)	(2,525,666)
Tax payable	174,569	-

Net cash provided by (used in) operating activities	3,861,593	2,052,656

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,864,007)	(3,758,384)
Cash received in merger and recapitalization	-	-
Payments received on note receivable	137,681	108,760
Purchased goodwill	-	(142,874)
Deposit on land, building and equipment	417,678	-
Minority interest	151,622	-
Construction in progress	(4,989,259)	-

Net cash used in investing activities	(7,146,285)	(3,792,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	302,118	603,865
Repayment of short-term loans	(483,278)	-
Repayment of advance from shareholder	-	(1,930,647)
Issuance of common stock	955	11,250
Issuance of additional paid-in capital	1,734,473	2,333,199
Increase in capital reserve	230,676	-
Payment on purchase obligation	(72,463)	-

Net cash provided by financing activities	1,712,481	1,017,667

NET DECREASE IN CASH AND EQUIVALENTS	(1,572,211)	(722,175)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	3,040,600	1,125,823

CASH AND CASH EQUIVALENTS
END OF PERIOD	$1,468,389	$403,648

AMERICAN DAIRY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In relation to the merger and recapitalization, the Company obtained $15,939 in cash and $37,801 in accounts payable and accrued expenses.

During the quarter ended September 30, 2004, the net assets of Sanhao Dairy were transferred to Feihe Dairy by way of distribution to members effective July 1, 2004.

During the quarter ended September 30, 2004, the Company issued 41,000 shares of its common stock for directors' fees and other services.

See accompanying notes to financial statements.

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Unaudited)

Note 1 - Nature of Organization

American Dairy, Inc. (the "Company") (formerly known as "Lazarus Industries, Inc.") was incorporated under the laws of the State of Utah on December 31, 1985. The Company was incorporated for the purpose of engaging in the business of developing, manufacturing and marketing proprietary medical services. In 1991, the Company discontinued its operations, and liquidated its assets leaving the Company dormant until 1996 when the Company began to seek a merger or other reorganization with an existing operating company.

Pursuant to a Stock Exchange Agreement in January 2003, the Company agreed to acquire all of the outstanding shares of American Dairy Holdings, Inc. (subsequently renamed American Flying Crane Corporation), by issuing and delivering in exchange for the Company’s common voting stock of 9,650,000 shares at par value $0.001. The reverse merger was closed on May 7, 2003 and has been accounted for as a recapitalization (see Note 4).

During June 2004, the Company finalized the formation of a joint venture for the production and sale of processed walnut products, and to conduct research and development activities for new related products in The People’s Republic of China (the "PRC"). The joint venture is Shanxi Feihesantai Biology Science and Technology Industry, Limited ("Shanxi Feihe"), a private limited company registered on June 4, 2004 in Shanxi Province in The People’s Republic of China with a registered capital of $402,174 (Rmb. 3,300,000) and a defined period of existence of 15 years to June 4, 2019. The Company owns 60% of the registered capital of the joint venture and made a capital contribution of $241,546 to the joint venture.

On June 8, 2004, Beijing Feihe Biotechnology Scientific and Commercial Co., Limited ("Beijing Feihe") was registered with an authorized capital of $1,207,729 (Rmb. 10.0 million) in Beijing, Heibei Province in the PRC with a period of existence of 20 years to June 7, 2024. On the date of registration $1,207,729 (Rmb 10,000,000) was fully funded by Feihe Dairy. Its principal activities are the marketing and sales of the Feihe products to its customers. In the future, Feihe Dairy will focus on the production of the Feihe Dairy group’s dairy products together with Baiquan Dairy for distribution by Beijing Feihe for on-sale to third party customers.

American Flying Crane Corporation ("AFC") was incorporated on January 15, 2002 in Delaware. AFC owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and Feihe Dairy in turn owns 100% of the registered shares of Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy"), 100% of the registered capital of Baiquan Feihe Dairy Co., Limited ("Baiquan Dairy"), and 100% of the registered capital of Beijing Feihe Biotechnology Scientific and Commercial Co., Limited ("Beijing Feihe"). Effective July 1, 2004, the net assets of Sanhao Dairy were transferred to Feihe Dairy by way of distribution to members, which effectively liquidated Sanhao Dairy. Baiquan Dairy was registered on September 6, 2002 in Baiquan County, Heilongjiang Province, in the People’s Republic of China with a registered capital of $120,773. Baiquan Feihe had a defined period of existence of one year to September 6, 2003 whose registration is renewed each year. The Company, Shanxi Feihe, AFC, Feihe Dairy, Beijing Feihe and Baiquan Feihe are collectively referred to as the "Company".

The principal activity of the Company is the manufacture and distribution of dairy powder products primarily under the Feihe trademark. The subsidiaries’ principal country of operations is in The People’s Republic of China (the "PRC").

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of American Dairy, Inc. and subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for the three month and nine month periods ended September 30, 2004 and 2003. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

Certain 2003 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

Note 3 - Summary of Significant Accounting Policies

a)	Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries as of September 30, 2004. All significant inter-company transactions and balances within the Company have been eliminated on consolidation.

b)	Cash

Cash represents cash on hand and deposits held in financial institutions. For the purposes of the cash flow statements, cash is comprised of cash on hand and deposits held on call with the banks.

c)	Accounts receivable

Provision is made against accounts receivable to the extent that they are considered to be doubtful. Accounts receivable on the balance sheet are stated net of such provision. As of September 30, 2004, the provision for doubtful accounts totaled $434,362.

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

Where the recoverable amount of an asset has declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. Expected future cash flows have been discounted in determining the recoverable amount. There were no fixed asset impairments during the three months ended September 30, 2004.

Depreciation is provided to write off the cost of assets, less the salvage value of 10% on costs, over their estimated useful lives on a straight-line basis at the following estimated useful lives:

Buildings	30 years
Plant and machines	18 years
Motor vehicles	8 years
Computers and equipment	5 years

f)	Construction-in-progress

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

Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed. Sales are recorded net of value added tax (VAT).

Interest income is recognized when earned, taking into account the principal amounts outstanding and the interest rates applicable.

Sundry income includes compensation received from the State Bureau of The People’s Republic of China as incentive to relocate from the previous factory premises and write-off of long outstanding trade payables.

j)	Foreign currencies

The financial position and results of operations of the Company are determined using the home currency ("Renminbi" or "Yuan") as the functional currency. Foreign currency transactions during the period are converted at the average rate of exchange during the reporting period. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rates of exchange prevailing at those dates. All exchange differences are dealt with in the statement of operations. The Company’s principal country of operations is The People’s Republic of China.

The registered equity capital and fixed assets denominated in the functional currency are translated at the historical rate of exchange at the time of capital contribution and purchases of fixed assets and exchange differences arising from translating equity capital, reserves and fixed assets at exchange rate prevailing at the balance sheet date are dealt with as an exchange fluctuation reserve in stockholders’ equity.

As the functional currency of the subsidiaries of the Company in The People's Republic of China is not freely exchangeable, the unofficial exchange rate is fixed at Rmb. 8.28 to the US Dollar and, accordingly, there is no gain or loss to recognize relating to any foreign currency transactions or translations

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

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax  included  in  the  price  or  charges,  and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. The Heilongjiang Province has agreed to rebate its 40% of all value added taxes due by the Company for a period of five years. Any rebates are treated as reductions in cost of goods sold for financial reporting purposes.

l)	Advertising costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising costs are included in distribution expense for financial reporting purposes.

m)	Retirement benefit cost

According to The People’s Republic of China regulations on pensions, the Company contributes to a defined contribution retirement plan organized by municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the plan. Contributions to the plan are calculated at 20% of the employees’ salaries above a fixed threshold amount and the employees contribute 4% while the Company contributes the balance contribution of 16%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this plan.

n)	Capitalized interest

Interest that is directly attributable to the acquisition, construction or production of an asset that necessarily takes a substantial period of time to get ready for its intended use or sale are capitalized as part of the cost of that asset.

o)	Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from shareholder and staff, loans and notes payable and other payables approximate their fair values as of September 30, 2004 because of the relatively short-term maturity of these instruments.

p)	Use of estimates

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

q)	New Accounting Pronouncements

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS 145 deals with reporting gains and losses for extinguishment of debt, accounting for intangible Assets of Motor Carriers, and sales and leaseback transactions. The Company has implemented SFAS No. 145 which had no impact on its financial statements at the time of implementation.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that cost associated with an exit or disposal activity be recognized only when the liability is incurred.

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

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging actives under FASB No. 133 "Accounting for Derivative Instruments and Hedging Activities. The Company did not have any derivative or hedging activities as of September 30, 2004

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. This standard establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. As of September 30, 2004, the Company had no financial instruments with characteristics of both liability and equity.

Note 4 - Reverse Merger

On January 15, 2003, American Dairy Holdings, Inc. ("ADHI") and its shareholders entered into a Stock Exchange Agreement with Lazarus Industries, Inc. ("Lazarus Industries", an inactive public shell), and the shareholders of ADHI agreed to sell to Lazarus Industries, and Lazarus Industries agreed to purchase all of the outstanding shares of ADHI, in exchange for shares representing ninety six percent (96%) of the total outstanding common shares of Lazarus Industries, including presently outstanding warrants and stock options of Lazarus Industries.

This exchange took place following a one-for-nineteen (1-for-19) reverse stock split of the then issued and outstanding common stock of Lazarus Industries, including its outstanding warrants and stock options. Following the completion of the reverse merger on May 7, 2003, Lazarus Industries changed its name to American Dairy, Inc. and the then current officers and directors of Lazarus Industries resigned and were replaced by officers and directors of ADHI. As a result of the Stock Exchange Agreement and completion of the reverse merger, which has been accounted for as a recapitalization, ADHI legally became a wholly owned subsidiary of Lazarus Industries. However, for financial statement presentation purposes, ADHI became the accounting acquirer and Lazarus Industries became the accounting acquiree. As a result, the financial statements include (1) the balance sheet of the accounting acquirer and the acquiree at historical cost for the periods presented and (2) the statements of operations of the acquirer for all periods presented and the results of operations of the acquiree from the date of merger to the date of presentation.

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

Note 6 - Inventories

Inventories consisted of the following as of September 30, 2004:

Raw materials	$2,671,989
Work in process	3,356,750
Finished goods	1,236,609
$7,265,348

Note 7 - Income Tax

Enterprise income tax ("EIT") in The People’s Republic of China is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes. No income tax has been provided as Feihe Dairy is entitled to a tax holiday of seven years for full EIT exemption as though the EIT has been paid during the tax holiday periods.

There are no material timing differences between the reporting of book and taxable income which would give rise to a deferred income tax asset or liability as of September 30, 2004.

Note 8 - Commitments

a)	Capital commitments for construction at September 30, 2004 totaled $829,227.

b)	Commitments under advertisement contracts.

As of September 30, 2004, the Company had commitments to make payments in respect of advertisement contracts totaling $1,453,436.

c)	Operating lease commitments

As of September 30, 2004, the Company had commitments to make payments under operating leases for the years ending as follows:

December 31, 2004	$1,675
December 31, 2005	5,064
December 31, 2006	5,908
December 31, 2007	5,908
December 31, 2008	5,908
Thereafter	249,607
$274,070

Note 9 - Note Payable

As of September 30, 2004, the Company had a short term note payable due to a bank totaling $301,932.

Note 10 - Stock Options and Warrants

Effective April 1, 2003, the Company adopted and approved its 2003 Incentive Stock Plan, which reserves 3,000,000 shares of Common stock for issuance under the Plan. The Plan allows the directors to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses, which may be subject to restrictions. There have been no awards of stock options or stock appreciation rights.

On August 28, 2003, the Company issued 1,042,856 warrants at an exercise price of $1.75 per warrant for one share each of the Company’s common stock. The warrants will expire August 28, 2006.

Note 11 - Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per shares (EPS) computations. The following reconciles the components of the EPS computation:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the nine months ended September 30, 2004:
Basic EPS income available to common shareholders	$3,879,822	11,815,890	$0.33
Effect of dilutive securities:
Warrants issued to American Eastern Securities, Inc.	---	1,042,856	0.03
Diluted EPS income available to common	$3,879,822	12,858,746	$0.30
For the nine months ended September 30, 2003:
Basic EPS income available to common shareholders	$1,797,043	10,082,853	$0.18
Effect of dilutive securities	---	---	---
Diluted EPS income available to common	$1,797,043	10,082,853	$0.18
For the three months ended September 30, 2004:
Basic EPS income available to common shareholders	$1,244,586	11,944,318	$0.10
Effect of dilutive securities:
Warrants issued to American Eastern Securities, Inc.	---	1,042,856	0.01
Diluted EPS income available to common	$1,244,856	12,987,174	$0.09
For the three months ended September 30, 2003:
Basic EPS income available to common shareholders	$748,303	10,883,338	$0.07
Effect of dilutive securities	---	---	---
Diluted EPS income available to common	$748,303	10,883,338	$0.07

Note 12 - Related Party Transaction

As of September 30, 2004, the Company had advances from related parties totaling $1,546,406 and advances from employees totaling $696,860.

Note 13 - Subsequent Events

Effective October 16, 2003, the Company closed an unregistered offering of 1,187,955 shares of its Common Stock and warrants that was made only to accredited purchasers as defined by Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The offering was made in reliance upon Rule 506 of Regulation D under the Act. The offering realized $2,672,898 in total subscriptions for its Common Stock and warrants. The Company paid $267,288 in total commissions and discounts to its principal underwriters, American Eastern Securities, Inc. and Keating Securities, L.L.C. In connection with the offering, the Company issued warrants to the subscribers to purchase a total of 1,187,955 shares of its Common Stock at an exercise price of $2.25 per share for a term of 5 years; and issued warrants to the underwriters to purchase 237,591 shares of the Common Stock of the Company at an exercise price of $1.50 per share for a term of 5 years. The fair market value of the warrants issued to underwriters as determined by the Black-Scholes option pricing model was $370,641 at the issuance date.

As of September 30, 2004, the Company has a stock-based compensation plan. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the nine months ended September 30, 2004 related to its stock option plan under APB 25.

The fair value of each option grant will be estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 1.23 as of September 30, 2004; volatility of 40%; and expected life of five years. The fair values of the options will be based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

The intent of the Black-Scholes option valuation model is to provide estimates of fair values of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the use of highly subjective assumptions including expected stock price volatility. The Company has utilized the Black-Scholes method to produce the pro forma disclosures required under SFAS 123. In management's opinion, existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Company's employee stock options have significantly different characteristics from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

(2) Plan of Operations

The predecessor of American Dairy, Inc. (the "Company") had been inactive for a number of years, and had no revenue from operations during the quarter ended September 30, 2004 or the quarter ended September 30, 2003.

The Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with American Dairy Holdings, Inc. (subsequently renamed "American Flying Crane Corporation" ("AFC") , a Delaware corporation, and the shareholders of AFC. This transaction closed May 7, 2003. Following the completion of this transaction, the Company changed its name to "American Dairy, Inc.," new management was appointed, and the milk powder processing operations of became the principal operations of the Company.

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

The Company and its subsidiaries believe that they have sufficient capital to meet their cash requirements at the present level of operations over the next twelve months. However, it is management's plan to expand the operations of the Company as quickly as reasonably practicable. Under these circumstances, the Company will need substantial additional capital to fund such expansion efforts.  There can be no assurance that the Company will be able to raise capital when desired, or on terms favorable to the Company.

The Company and its subsidiaries do not anticipate any significant changes in its number of employees over the next twelve months.

The Company's plan of operation will depend on its ability to continue its current operations and to gain greater market share in the PRC. There is no assurance that the operations of the Company will continue to be successful.

(3)  Results of Operations

Comparison of operations for the three months ended September 30, 2004 with the three months ended September 30, 2003:

The Company had a $496,283 or a 66% increase in net income from $748,303 during the three months ended September 30, 2003 to $1,244,586 for the comparable period in 2004. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales revenues increased by $2,388,534 or 36% quarter-on-quarter to $9,020,248 for the quarter ended September 30, 2004 compared to the same corresponding quarter in 2003 of $6,631,714. The third quarter's sales revenues represented average monthly sale revenues of $3,006,749 compared to the corresponding quarter in 2003 of $2,210,571, representing an average monthly increase of $796,178 or 36% compared to the corresponding quarter in 2003. The reasons of the favorable variance in sales revenues for the third quarter ended September 30, 2004 were as follows:

*	Increased popularity of "Feihe" brand in mainland China following successful advertising campaigns in the previous year.

*	Demand was boosted by improved and high quality ingredients for several products such as Ca+Zn, soybean and CPP series, and the markets in the PRC generally accepted these products.

*	Increase in sales quantities of several major products such as milk powder with Ca+Zn, soybean and CPP series in the third quarter of 2004 compared to the corresponding quarter in 2003 of approximately 49%.

*	Extensive sales network enhances the distribution of Feihe Dairy's products to different provinces. It not only enhanced the popularity of 'Feihe' products and trademark, but also the expansion of Feihe Dairy group’s distribution network, which allowed Feihe Dairy group to widen and expand the geographic scope of the sales network and increase sales volumes in existing markets.

*	Increased awareness of the nutritional benefits of drinking milk products assisted by government and dairy product manufacturers’ promotions, and an increase in consumer purchasing power.

*	Feihe Dairy group places great emphasis on the marketing and development of the "Feihe" brand as high quality, wholesome and flavorful products. In May 2004, Feihe Dairy was awarded a "PRC Top 30 high quality milk powder manufacturers" certificate by the PRC Quality Control Council.

*	The recent scandals of some unscrupulous local dairy producers of producing tainted milk, low milk contents and substandard production have enabled Feihe Dairy to increase its market share.

There was no significant change in average selling price during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. Accordingly, the favorable variance in sales revenues was mainly attributed to sales volumes.

Cost of good sold increased by $1,203,848 or 33% quarter-on-quarter to $4,800,250 for the quarter ended September 30, 2004 compared to the same corresponding quarter in 2003 of $3,596,402. The increase in cost of goods sold was in line with increases in sales revenues of 36% quarter-on-quarter in order to meet sales demand during the quarter.

Depreciation expenses included in cost of goods sold increased by $38,614 or 87% quarter-on-quarter to $83,149 for the quarter ended September 30, 2004 compared to the same corresponding quarter in 2003 of $44,535.

Gross profit increased by $1,184,686 or approximately 39% quarter-on-quarter to $4,219,998 for the quarter ended September 30, 2004 compared to the same corresponding quarter in 2003 of $3,035,312. Gross profit margin improved to 47% for the quarter ended September 30, 2004 compared to 46% for the same corresponding quarter in 2003. The favorable variance was due to greater distribution of milk powder (targeting infants and pregnant women) with greater profit margin.

Distribution and other operating costs represented expenditures in connection with the distribution of milk powder and soybean powder. Distribution expenses increased by $700,217 or 34% quarter-on-quarter to $2,765,710 for the quarter ended September 30, 2004 compared to $2,065,493 for the corresponding quarter in 2003. Variance in selling expenses was principally attributable to the increases in advertising, salaries, supermarket consignment fees, and transportation costs.

Total other income and expenses decreased by $47,849 or 212% quarter-on-quarter to $(25,239) for the quarter ended September 30, 2004 compared to $22,610 for the same corresponding quarter in 2003.

Net income increased by $496,283 or 66% to $1,244,586 for the quarter ended September 30, 2004 compared to the same corresponding quarter in 2003 of $748,303. The favorable variance in net income was mainly due to the excess of the substantial increases in sales revenues over costs, and increases in other revenues as a result of economies of scale achieved.

Comparison of operations for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003:

The Company had a $2,082,779 or 116% increase in net income from $1,797,043 during the nine months ended September 30, 2003 to $3,879,822 for the comparable period in 2004. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales increased by $4,681,846 or 21% from $22,106,558 for the nine months ended September 30, 2003 to $26,788,404 for the nine months ended September 30, 2004. The first nine months sales revenues represented average monthly sale revenues of $2,976,489 compared to the corresponding nine months in 2003 of $2,456,284. The reasons for the favorable variance in sales revenues for the nine months ended September 30, 2004 were as follows:

*	Increased popularity of "Feihe" brand in mainland China following successful advertising campaigns in the previous year.

*	Demand was boosted by improved high quality ingredients for several products such as Ca+Zn, soybean, and CPP series, and the markets generally accepted these products.

*	Increase in sales quantities of several major products such as milk powder with Ca+Zn, corn starch and CPP series in the nine months ended September 30, 2004 compared to the corresponding nine months in 2003 by approximately 48%, 12% and 156%, respectively.

*	Extensive sales network enhances the distribution of Feihe Dairy's products to different provinces. It not only enhanced the popularity of "Feihe" trademark, but also promoted Feihe's products to remote areas in China.

*	Increased awareness of the nutritional benefits of drinking milk products assisted by government and dairy product manufacturers’ promotions, and an increase in consumer purchasing power.

*	Feihe Dairy Group places great emphasis on the marketing and development of the "Feihe" brand and of high quality, wholesome and flavorful products. In May 2004, Feihe Dairy was awarded a "PRC Top 30 high quality milk powder manufacturers" by the PRC Quality Control Council.

*	The recent scandals of some unscrupulous local dairy producers of producing tainted milk, low milk contents and substandard production have enabled Feihe Dairy to increase its market share.

There was no significant change in average selling price during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Accordingly, the favorable variance in sales revenues was mainly attributed to increased sales volumes.

Cost of goods sold increased by $242,327 or 2% from $13,133,845 for the nine months ended September 30, 2003 to $13,376,172 for the comparable period in 2004. Due to the increased production capacity of Feihe Dairy Group during the third quarter of 2003, raw materials purchased has decreased by 40%, which is offset by increases in direct labor and factory overhead. During the prior year, raw materials costs included the costs of semi-finished goods.

Depreciation expenses included in cost of goods sold increased by $75,719 or 71% from $181,801 for the nine months ended September 30, 2004 compared to the same corresponding nine months in 2003 of $106,082. The increase in depreciation expenses was mainly due to major fixed asset additions at Baiquan Feihe of $3,333,043 as of March 31, 2003, however, Baiquan Feihe only commenced operations in July 2003.

Gross profit increased by $4,439,519 or approximately 49% from $8,972,713 for the nine months ended September 30, 2003 compared to the same corresponding nine months in 2004 of $13,412,232. Gross profit margin improved to 50% for the nine months ended September 30, 2004 compared to 41% for the same corresponding period in 2003. The favorable variance was due to greater distribution of milk powder (targeting infants and pregnant women) with greater profit margin.

Distribution expenses increased by $2,921,339 or 50% from $5,891,443 in the nine months ended September 30, 2003 to $8,812,782 for the comparable period in 2004. Variance in selling expenses was principally attributable to the increases in advertising costs, salaries, supermarket consignment fees, and transportation costs.

Administrative expenses increased by $477,949 or 137% from $348,922 during the nine months ended September 30, 2003 to $826,871 during the same period in 2004. This increase is due primarily to increases in administrative salaries and other administrative costs associated with increased sales, as well as certain increases in legal and professional fees, principally audit fees, offset by decreases in other legal, professional, and consulting fees.

During the nine months ended September 30, 2004 and 2003, the Company incurred $44,248 and $18,975, respectively, in interest and financing costs associated with debts.

(4)  Liquidity and Capital Resources

The Company's budget for 2004 reflects projected sales of $48,000,000 and income before taxes of $6,000,000, of which there can be no assurances.

Effective October 16, 2003, the Company closed an unregistered offering of 1,187,955 shares of its Common Stock and warrants that was made only to accredited purchasers as defined by Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The offering was made in reliance upon Rule 506 of Regulation D under the Act. The offering realized $2,672,898 in total subscriptions for its Common Stock and warrants. The Company paid $267,288 in total commissions and discounts to its principal underwriters, American Eastern Securities, Inc. and Keating Securities, L.L.C. In connection with the offering, the Company issued warrants to the subscribers to purchase a total of 1,187,955 shares of its Common Stock at an exercise price of $2.25 per share for a term of 5 years; and issued warrants to the underwriters to purchase 237,591 shares of the Common Stock of the Company at an exercise price of $1.50 per share for a term of 5 years.

The Company anticipates that it will have adequate working capital in the foreseeable future. However, the Company may wish to borrow additional amounts or sell its common stock to realize additional funds in order to expand its operations.

(5)   Contractual Obligations

The following table is a summary of the Company's contractual obligations as of September 30, 2004:

	Total	Less Than One Year	1-3 Years	Thereafter
Operating Leases	$274,070	$1,675	$16,880	$255,515
Unconditional Purchase Obligations	4,055,610	4,055,610	---	---
Other Long-Term Obligations	---	---	---	---
	$4,329,680	$4,057,285	$16,880	$255,515

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

N/A

ITEM 2. CHANGES IN SECURITIES

Effective October 16, 2003, the Company closed an unregistered offering of 1,187,955 shares of its Common Stock and warrants that was made only to accredited purchasers as defined by Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The offering was made in reliance upon Rule 506 of Regulation D under the Act. The offering was made in reliance upon Rule 506 of Regulation D under the Act. The offering realized $2,672,898 in total subscriptions for its Common Stock and warrants. The Company paid $267,288 in total commissions and discounts to its principal underwriters, American Eastern Securities, Inc. and Keating Securities, L.L.C. In connection with the offering, the Company issued warrants to the subscribers to purchase a total of 1,187,955 shares of its Common Stock at an exercise price of $2.25 per share for a term of 5 years; and issued warrants to the underwriters to purchase 237,591 shares of the Common Stock of the Company at an exercise price of $1.50 per share for a term of 5 years. The Fair market value of the warrants issued to underwriters as determined by the Black’s Scholes option pricing model was $370,641 at the issuance date.

During the three months ended September 30, 2004, the Company issued 7,000 shares of restricted Common Stock to each director of the Company as payment for director fees, in reliance upon Section 4(2) under the Securities Act of 1933, specifically to: Mr. Wu Zhi Gang, Ms. Hui-Lan Lee, Mr. Liu Hua, and Ms. Liu Sheng-Hui.

During the three months ended September 30, 2003, the Company issued restricted Common Stock in connection with its private placement of its Common Stock, in reliance upon Section 4(2) of the Act.

Name	Date	Number of Shares

Karney Chang	7/7/04	3,000
Charles Hung, Jr.	7/7/04	7,000
Jay Rice	9/27/04	10,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEMS 5. OTHER INFORMATION

The Company has moved its principal executive offices from Kedong County, Heilongjiang Province in The
People’s Republic of China to C-16 Shin Chen International Building, No. 10 Jiu-shen Road, Zho Yan Chu, Beijing, The People’s Republic of China.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

3.1	Articles of Incorporation
Articles of Incorporation of American Dairy, as amended, are incorporated herein by reference to Exhibit 3.1 to its registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 16, 1999.

3.2	Amendment to Articles of Incorporation
Amendment to Articles of Incorporation of American Dairy dated May 6, 2003 is incorporated herein by reference to Exhibit 3.2 to its Form 10-KSB, as filed with the Securities and Exchange Commission on April 5, 2004.

3.3	By-Laws	By-Laws of American Dairy are incorporated herein by reference to Exhibit 3.2 to its registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 16, 1999.

31.1	Certification of Leng You-Bin

31.2	Certification of Liu Hua

32.1	Certification of Leng You-Bin and Liu Hua

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Dairy, Inc.

Date: November 18, 2004	By:	/s/ Leng You-Bin
Leng You-Bin
Chief Executive Officer and President

By:	/s/ Lui Hua
Lui Hua
Chief Financial Officer, Secretary, Treasurerand principal accounting officer.

