Form 10KSB
period 2004-12-31
AMERICAN DAIRY INC
filed 2005-03-31
CIK 789868

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

         |X|    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934
                for the fiscal year ended December 31, 2004

         |_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ________________

                         Commission File Number: 0-27351

                              American Diary, Inc.
                              --------------------
                 (Name of small business issuer in its charter)

              Utah                                       87-0445575
              ----                                       ----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



                 C-16 Shin Chen International Building, No. 10,
                      Jiu-shen Road, Zho Yan Chu, Beijing
                         The People's Republic of China
                       ----------------------------------
                    (Address of principal executive offices)

                                011-0452-4312688
                                ----------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
        N/A                                               N/A

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year: $37,416,223

      The aggregate market value of voting and non-voting equity held by non-affiliates of the registrant as of December 31, 2004: Common stock, $.001 par value: $20,254,458

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

      The number of shares of the registrant's common stock outstanding as of March 25, 2005: 13,556,354 shares.

      Documents incorporated by reference: None

      Transitional Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business....................................................................... 4
Item 2.  Description of Property.......................................................................17
Item 3.  Legal Proceedings.............................................................................18
Item 4.  Submission of Matters to a Vote of Security Holders...........................................18

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer
         Purchaser of Equity Securities................................................................18
Item 6.  Management's Discussion and Analysis or Plan of Operations....................................20
Item 7.  Financial Statements..........................................................................24
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........24
Item 8A. Controls and Procedures.......................................................................24
Item 8B. Other Information ............................................................................24

PART III

Item 9.  Directors and Executive Officers of the Registrant............................................25
Item 10. Executive Compensation........................................................................26
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...............................................................28
Item 12. Certain Relationships and Related Transactions................................................30
Item 13. Exhibits .....................................................................................30
Item 14. Principal Accountant Fees and Services........................................................32

Financial Statements...................................................................................F-1

Signatures.............................................................................................33

Exhibit Index..........................................................................................

                                     PART I

Item 1.   Description of Business.

General

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

      Effective May 7, 2003, American Diary completed the acquisition of 100% of the issued and outstanding capital stock of American Flying Crane Corporation (formerly called American Dairy Holdings, Inc.) ("AFC"), a Delaware corporation. As a result, AFC become a wholly-owned subsidiary of American Dairy. In addition, American Dairy amended its Articles of Incorporation to change its name to "American Dairy, Inc." and completed a one-for-nineteen (1-for-19) reverse split of its Common Stock. AFC holds 100% of the issued and outstanding capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") in The People's Republic of China. The principal activity of Feihe Dairy is the production and distribution of milk powder and other dairy products. Feihe Dairy has three wholly-owned subsidiaries, Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy") and BaiQuan Feihe Dairy Co., Limited ("BaiQuan Dairy"), that are engaged in the production and supply of processed milk and soybean products for Feihe
Dairy, and has a subsidiary Beijing Feihe Biotechnology Scientific and Commercial Co., which is the markeitng company for Feihe Diary.

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

Current Corporate Structure

      The following chart reflects the current corporate structure of the American Dairy entities:

                   ------------------------------------------
                              American Dairy, Inc.
                   (formerly named "Lazarus Industries, Inc.)
                   ------------------------------------------

                                  0wns 100% of

                   ------------------------------------------
                        American Flying Crane Corporation
                   ------------------------------------------

                                  Owns 100% of

                   ------------------------------------------
                     Heilongjiang Feihe Dairy Co., Limited
                   ------------------------------------------

    Owns 60% of                   Owns 100% of                Owns 100% of

------------------------       --------------------     ------------------------
Shanxi Feihesantai             BaiQuan Feihe Dairy      Beijing Feihe
Biotechnology Scientific       Co., Limited             Biotechnology Scientific
and Commercial Co.,                                     and Commercial Co.,
Limited                                                 Limited
------------------------       --------------------     ------------------------

Heilongjiang Feihe Dairy Co., Limited and Subsidiaries

      Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and its subsidiaries are companies organized under the laws of The People's Republic of China ("China" or "PRC").

      The history of Feihe Dairy commenced in 1962 when its predecessor, Heilongjiang Zhaoguang Hongguang Dairy Plants ("Hongguang Dairy Plan") was established as a wholly - owned State Enterprise, whose principal activities were the production and distribution of powdered milk in China. Hongguang Dairy Plants was located at Zhaoguang Livestock Farm of Zhaoguang Agro-Cultivated Bureau and its production capability was five tons a day and its main sales territory was Shangdong Province.

      In 1982, Heilongjiang Zhaoguang Dairy Plants ("Zhaoguang Dairy"), another State Enterprise, was established at Zhaoguang Plantation near BeiAn City. In 1984,Hongguang Dairy Plants and Zhaoguang Dairy were merged into Heilongjiang Zhaoguang Dairy Plants. The State continued to retain ownership of the merged Heilongjiang Zhaoguang Dairy Plants.

      In 1997, the merged Heilongjiang Zhaoguang Dairy Plants were further reorganized and changed its name to Heilongjiang Feihe Dairy Group Limited. In February 2000, Heilongjiang Feihe Dairy Group Limited completed its registered capital restructuring to become a private company with registered capital of $894,226.

      In March 2001, the restructured Heilongjiang Feihe Dairy Group Limited changed its name to its present name of Heilongjiang Feihe Dairy Co., Limited and acquired all of the fixed assets (including land use rights, plants and equipment and factory buildings) of Kedong Gongmu Dairy Plants. Feihe Dairy holds 99% (1% of the equity is held in trust by Fu Man Guo) of the registered equity of Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy"), which is considered to be a wholly - owned subsidiary).

      In August 2001, Feihe Dairy's new production facilities in Kedong County commenced production of milk powder.

      Sanhao Dairy was incorporated in March 28, 2001 with registered capital of $433,110. Feihe Dairy owned 99% of Sanhao Dairy and Fu Man Guo held the remaining 1% in trust for Feihe Dairy. Under a Sale and Purchase Agreement dated February 6, 2001 between Feihe Dairy and Kedong County Economic Committee, Feihe Dairy agreed to acquire all the fixed assets including land use rights from Kedong Gongmu Dairy Plants at a consideration of $364,269. Following the incorporation of Sanhao Dairy, Feihe Dairy, as its contribution towards the registered capital, injected all the fixed assets from Kedong Gongmu Dairy Plants, except for its land uses rights to 47,640 square meters of land, into Sanhao Dairy, plus cash of $68,841.

      Pursuant to a Sale and Purchase Agreement dated January 3, 2003, between Feihe Dairy Co. and BaiQuan County Economic Planning Council (the "Council"), Feihe Dairy agreed to acquire all the fixed assets including the factory site, production facilities, land use rights and buildings from BaiQuan County Dairy Factory at a consideration of $700,483 (Rmb.5,800,000), which is payable in two installments totaling $603,864 (Rmb.5.0 million) on or before March 31, 2003 and a final installment of $96,618 (Rmb.800,000) is due on or before March 31, 2004. As of December 31, 2003, Feihe Dairy had paid $338,164 (Rmb.2.8 million) of the consideration to the Council. Pursuant to a supplemental agreement with the Council on March 31, 2003, Feihe Dairy agreed to repay the balance of the consideration of $362,318 (Rmb.3.0 million) as follows:

                    On or before January 3, 2004   $ 72,464
                    On or before January 3, 2005     96,618
                    On or before January 3, 2006     96,618
                    On or before January 3, 2007     96,618
                                                   --------
                                                   $362,318
                                                   ========

      During 2004, American Dairy merged Sanhao Dairy into BaiQuan Feihe Dairy Co., Limited and consolidated their operations.

Sources of Milk

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

      The dairy farms under contract with American Dairy have approximately 13,000 producing milk cows as of December 31, 2004. American Dairy presently purchases approximately 130 tons of raw milk daily.

      American Dairy has been informed that the Kedong County government intends to invest in additional milk cow breeding operations to increase the presently available number of mature milk cows from 13,000 to 30,000 during 2005, and such an increase in the number of milk cows is anticipated to increase daily milk production from approximately 130 tons to approximately 400 tons of fresh milk.

Milk Processing Facilities

      American  Dairy   presently  has  two  principal   operating  milk  powder
production and packaging plants.

      American Dairy has a milk powder processing plant called Sanhao Dairy in Kedong County in the City of QiQiHaEr, in Heilongjiang Province, China. American Dairy acquired this plant in March 2001 for $461,632. The land is approximately 47,640 square meters. The plants building has approximately 4,500 square meters of production space and has 720 square meters of office space, and is approximately 13 years old. Sanhao Dairy has approximately 236 production and packaging employees at this plant.

      American Dairy also has a milk powder processing plants called BaiQuan Dairy. American Dairy acquired this plant in January 2003 for $700,483. Additional land was subsequently acquired for $293,450 in March 2004. The land is approximately 40,000 square meters. The plant building has approximately 5,458 square meters of production space and has 800 square meters of office space, and is approximately 14 years old. BaiQuan Dairy has approximately 62 production and packaging employees.

      American Dairy has a milk powder packaging plant called Feihe Dairy in Kedong County in China that commenced milk powder processing production in August 2001. This plant is located at 1st Qingxiang Street, Kedong County, in the City of QiQiHaEr, in Heilongjiang Province, China. Geihe Dairy has approximately 134 packaging employees at this plant.

      American Dairy began building an additional new milk powder processing plant during 2004 in close proximity to its Sanhao Dairy plant in Kedong County. American Dairy acquired the land use rights to this location for $400,966. American Dairy entered into a construction contract to build the new plant for $4,210,870 (Rmb.34,866,000). American Dairy has incurred construction costs and has ordered new milk powder processing machines and equipment from suppliers at a cost of $10,757,620 through December 31, 2004.

      The existing production facilities of American Dairy employ approximately 432 total production personnel.

      All aspects of production of American Dairy's products are based on traditional practices designed to yield premium quality, wholesome and superior tasting foods.

      The two existing and operating production facilities of American Dairy have a daily milk processing capability of 150 tons of fresh milk. American Dairy has:

      1.    production lines for processing liquid milk into powdered milk;

      2.    production lines for processing bean-milk powders; and

      3. production lines for processing milk Crowley bean, milk Crowley, and solid milk.

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

Customers

      No customers of American Dairy equaled or exceeded 10% of its sales during the years ended December 31, 2004 or 2003.

      American Dairy distributed its products to 25 provinces in China during 2004. No province exceeded 10% of sales, except the Beijing area which comprised 24.8% of the sales of American Dairy.

Research and Development

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

Brand Development and Marketing

      Brand Identity. American Dairy's marketing will emphasize the local production and national distribution of its products, which begins with local dairy herds and results in premium quality products to a national market. It believes that its story adds legitimacy to its marketing claim that it produces farm fresh products and helps to instill confidence in consumers as to the purity and wholesomeness of its products.

      American Dairy also seeks to convey its story through the packaging it uses for its products. Its products have also received marketing benefits from a considerable volume of favorable press and other publications of mass circulation which has rated its products highly.

      American Dairy's marketing and promotional efforts will continue to include:

      * Redesigning packaging of non-fluid products to promote a premium quality image.

      * Refining and targeting its message, which to date has largely been the product of work-of-mouth and product reviews.

      * Developing trade material, including four-color trade sell sheets and brochures.

      *     Further distinguishing its products from other dairy products.

      * Expanding retail advertising, including print advertising, televised advertising and focused public relations.

Competition

      The food and beverage business is highly competitive and, therefore, American Dairy faces substantial competition in connection with the marketing and sale of its milk powder products and soybean products. Its products are positioned as premium products and, accordingly, are generally priced higher than certain similar competitive products. American Dairy believes that the principal competitive factors in marketing its products are quality, taste, freshness, price and product recognition. While American Dairy believes that it competes favorably in terms of quality, taste and freshness, its products are more expensive and less well known than certain other established brands. Its premium products may also be considered in competition with non-premium quality dairy products for discretionary food dollars.

Walnut Powder Operations

      During April 2004, the Company established a 60% owned subsidiary called Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited ("Shanxi Feihesantai"), a limited liability company registered in Shanxi Province in The People's Republic of China. The business of Shanxi Feihesantai is the production and distribution of walnut powder and other walnut products. Shanxi Feihesantai was organized with $402,174 in registered capital.

      Shanxi Feihesantai is currently building a walnut powder production and distribution facility. The total expenditures for the construction of this facility as of December 31, 2004, were $3,963,121. It is expected that this plant will be completed and begin operations during 2005.

Government Regulation

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

Borrowing Policies

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

      Production Capacity. There is no assurance that American Dairy will be able to increase its production capacity to a level sufficient to meet anticipated increased demand for its products associated with its marketing and promotional efforts. American Dairy currently manufactures dairy products at a rate which utilizes approximately 130 tons of raw milk per year. American Dairy believes that it currently has the capacity, based on an assumed mix of products, to manufacture dairy products at a rate which utilizes approximately 450 tons of raw milk per week. American Dairy plans to purchase equipment and make improvements to its dairy plants which, it believes, should increase its capacity to manufacture products to a rate which utilizes approximately 162,000 tons of raw milk per week. There is no assurance, however, that American Dairy's contemplated improvements to its dairy plants will increase production capacity to the level anticipated or that production can be increased at a rate sufficient to meet anticipated increased demand for its products. There can be no assurance, further, that the product mix which American Dairy anticipates achieving and, therefore, which it has used in determining the equipment requirements of its dairy processing plants will prove to be accurate, making uncertain the future capacity of its dairy plant. Failure to meet possible increased demand for its products, on a timely basis, could have a material adverse effect on American Dairy's business, operations and finances.

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

      Sales Force. American Dairy has hired additional sales personnel during 2004. There is no assurance that hiring these additional sales people will result in increased sales. American Dairy anticipates using independent dairy distributors to sell and distribute its products in new contiguous expansion markets, including Beijing. American Dairy cannot predict whether it will be able to obtain and maintain satisfactory sales and distribution arrangements and the failure to do so could have a material adverse effect on its business, operations and finances.

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

      In order for the China subsidiaries of American Dairy to pay dividends to American Dairy, a conversion of Renminbi into US dollars is required. Under current Chinese law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of American Dairy to meet its cash needs, and to pay dividends to its shareholders. However, the subsidiaries of American Dairy are presently classified as a wholly - owned foreign enterprise ("WOFE") in the PRC that have verifiable foreign investment in the PRC, funding having been made through an official PRC banking channel. Because the subsidiaries of American Dairy qualify for treatment as a WOFE, the subsidiaries can declare dividends and their funds can be repatriated to American Dairy in the United States under current laws and regulations in the PRC.

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

Item 2. Description of Property

      The principal executives of American Dairy are located at C-16 Shin Chen International Building, No. 10, Jiu- shen Road, Zho Yan Chu, Beijing, The People's Republic of China. The building was acquired during 2003 at a purchase price of $1,200,861.

      American Dairy presently operates two milk powder processing plants and various warehouses in northern China, known as Feihe Dairy and BaiQuan Dairy.

      American Dairy is in the process of constructing a new milk powder production facility in Kedong County, Heilongjiang Province in The People's Republic of China which is expected to be completed during 2005. As of December 31, 2004, American Dairy has expended $10,757,620 in construction and equipment costs.

      American Dairy is in the process of completing the construction of a new plant in Shenyang in northeast China to produce walnut powder, a new product of American Dairy. As of December 31, 2004, American Dairy has expended $3,963,121 in construction costs. It is expected this facility will be completed during 2005.

      There is no private ownership of land in the PRC and all land ownership is held by the government of the PRC, its agencies and collectives. Land use rights are obtained from the government for periods ranging from 40 to 50 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fees.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None

                                     PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

      General

      American Dairy is authorized to issue 50,000,000 shares of Common Stock, $.001 par value per share. At December 31, 2004, there were 13,556,354 shares of Common Stock issued and outstanding that were held by 299 stockholders of record.

      The Common Stock of American Dairy is traded on the NASD Electronic Bulletin Board over-the-counter market (OTC-BB), and is quoted under the symbol "ADIY".

      Common Stock

      Holders of Common Stock are entitled to one vote for each share held on all matters voted upon by stockholders, including the election of directors. The holders of Common Stock have no preemptive rights to purchase or subscribe for any stock of American Dairy now or hereafter authorized or for securities convertible into such stock. All of the outstanding shares of Common Stock are fully paid and nonassessable. Upon any liquidation of American Dairy, the holders of Common Stock are entitled to share ratably in assets available for distribution to suck stockholders. Holders of Common Stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as the Board of Directors may from time to time determine.

      Shareholders are not entitled to cumulative voting rights, and accordingly, the holders of a majority of the voting power of the shares voting for the election of directors can elect the entire class of directors to be elected each year if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any person as a director of such class.

      Dividend Restrictions

      The terms of the instruments governing the future indebtedness of American Dairy may contain restrictions on the payment of dividends and the making of distributions on its Common Stock and the purchase or redemption of outstanding capital stock of American Dairy. By reason of these restrictions, American Dairy may be unable to pay dividends on its Common Stock for some period in the future, which cannot presently be estimated.

      American Dairy has not declared or paid any dividends on its Common Stock and presently does not presently expect to declare or pay any such dividends in the foreseeable future. America Dairy has not yet formulated a future dividend policy in the event restrictions on its ability to pay dividends are created.

      Transfer Agent and Registrar

      The Transfer agent and registrar for American Dairy in Interwest Stock Transfer Co., 1981 E. Murray Road, #100, Halladay, Utah 84117-5148; telephone (801) 272-9294.

      Market for Common Stock.

      The following table sets forth the range of high and low closing bid prices per share of the Common Stock (trading symbol ADIY)of American Dairy for the periods indicated (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions).

                                                 High Closing     Low Closing
                                                 Bid Prices (1)   Bid Prices (1)
                                                 --------------   --------------
Year Ended December 31, 2002
         1st Quarter ....................           $0.05             $0.04
         2nd Quarter ....................           $0.06             $0.03
         3rd Quarter ....................           $0.06             $0.05
         4th Quarter ....................           $0.08             $0.06
----------------------
Year Ended December 31, 2003
         1st Quarter ....................           $0.11             $0.05
         2nd Quarter (1)  ...............           $2.00(2)          $0.01
         3rd Quarter ....................           $1.30             $0.10
         4th Quarter ....................           $3.00             $1.30
----------------------
Year Ended December 31, 2004
         1st Quarter ....................           $2.00             $2.00
         2nd Quarter (1)  ...............           $3.00             $2.00
         3rd Quarter ....................           $3.90             $2.50
         4th Quarter ....................           $5.02             $3.30
----------------------

(1) On May 7, 2003, the Company had a one-for-nineteen (1-for-19) reverse stock split of its Common Stock.

      The closing sales price of the Common Stock of American Dairy on March 28, 2005 was $4.60 per share.

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

      Compensation Plan. American Dairy has a 2003 Incentive Plan that authorizes the issuance of up to 3,000,000 shares of its Common Stock for stock options, SAR's and stock bonuses to its directors, officers, employees and consultants. As of December 31, 2004, no awards have been made under the Plan.

                                                                                              Number of securities
                                                                                               remaining available
                                                                                               for future issuance
                              Number of securities to             Weighted-average                under equity
                              be issued upon exercise            exercise price of             compensation plans
                              of outstanding options,           outstanding warrants          (excluding securities
                              warrants and rights                    and rights              reflected in column a)
                              -------------------                    ----------              ----------------------
                                      (a)                              (b)                             (c)
Equity compensation
plans approved by
security holders                      -0-                               -0-                        3,000,000

Equity compensation
plans not approved by
security holders                      None                              None                         None

Total                                 -0-                               -0-                        3,000,000

      Sale of Unregistered Securities. During the three months ended December 31, 2004, American Dairy sold shares of its restricted Common Stock that were not registered under the Securities Act of 1933, as described below:

      During the three months ended December 31, 2004, American Dairy sold 1,025,147 shares of Common Stock and warrants to purchase 1,025,147 shares of Common Stock at $2.25 per share to 42 investors at $2.25 per share in the aggregate amount of $2,306,581, in reliance upon Rule 506 of Regulation D under the Securities Act of 1933, as amended. In connection with this offering, the underwriters were issued warrants to purchase 237,591 shares of restricted Common Stock at $1.50 per share for a term of three years.

      During the three months ended December 31, 2004, American Dairy sold 571,429 shares of its Common Stock and a warrant to purchase Common Stock to one institutional investor for $2,000,000, in reliance upon Section 4(2) of the Securities Act of 1933. The underwriter was issued a warrant to purchase 114,286 shares of Common Stock at $2.70 per share for a term of three years regarding this placement.

Item 6. Management's Discussion and Analysis or Plan of Operations

Significant Accounting Estimates and Policies

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

Comparison  of  Years  Ended December 31, 2004 and 2003

      The following table sets forth certain operating information regarding American Dairy,Inc., including its subsidiaries.

                                         Year Ended             Year Ended
                                      December 31, 2004      December 31, 2003
                                      -----------------      -----------------

      Revenues                            $37,416,223          $26,635,832
      Cost of goods sold                  $18,006,918          $15,732,640
      Distribution expenses               $13,486,232          $ 7,899,265
      General and administrative          $ 1,313,358          $ 1,699,435
      Depreciation                        $    54,419          $   131,302
      Other Income                        $ 1,489,767          $ 1,196,939
      Gain on disposal of assets          $       693          $      --
      Interest expense                    $    49,353          $    24,809
      Net Income                          $ 6,258,380          $ 2,036,807

      Net income increased by 207% from $2,036,807 in 2003 to $6,258,380 for 2004. This increase in net income is attributable primarily to the following factors: (1) a 40% increase in sales; (2) a 35% increase in gross profit margins from 41% in 2003 to 52% in 2004; and (3) a 70% increase in distribution expenses, offset in part by: (i) a 21% decrease in general and administrative expenses, and (ii) a $600,134 decrease in enterprise income tax expense.

      Revenues. Revenues increased by $10,780,391 or 40% from $26,635,832 in 2003 to $37,416,223 in 2004. This increase was due primarily to expanding market areas and adding new value added products. Increase in sales is due to the following factors:

      * Increased popularity of "Feihi" brand of mainland China following the successful advertising campaigns in the previous year and extensive networks of Agencies in 25 provinces;

      * Demands boosted by improved and high quality ingredients for several products such as Ca+Zn CPP series and nucleotides series and families or markets mostly accepted these products;

      * Increase in overall sales quantity by 2,975,862 kilograms or 28% year-on-year to 13,478,645 kilograms for the year ended December 31, 2004 compared to the same corresponding period of 10,502,782 kilograms in 2003; and

      * The dairy milk industry scandal in China in 2003 and the resulting strict control over dairy producers (quality and ingredient contains) drove many unscrupulous diary producers and their tainted dairy products out of the market. Consumers concentrated on dairy products produced by such reputable dairy producers as Feihe Dairy. Increase in sales quantities of several high profit margin major products such as:

            *     Milk powder with Ca+Zn  totaling  4,719,669  kilograms  (2003:
                  3,718,421 kilograms) by 26.9% year-on-year;

            * CPP services totaling 2,398,578 kilograms (2003: 785,483 kilograms) by 205% year-on-year; and

            *     Nucleotides  series totaling 219,152  kilograms in 2004 (2003:
                  27,155 kilograms) by 707% year-on-year.

      Cost of Goods Sold. Cost of goods sold increased 14% or $2,274,278 from $15,732,640 in 2003 to $18,006,918 in 2004. This increase is due primarily to a 28% increase in sales volume offset in part by a 38% improvement in unit gross profit margins from $1.04 kilogram in 2003 to $1.44 per kilogram in 2004. The improved gross profit margins were due to increases in sales of high gross profit product and improved manufacturing efficiencies which were obtained as new processing facilities came on line during the year, offset in part by an overall 10% increase in the cost of raw materials.

      Distribution Expenses. Distribution expenses for the year ended December 31, 2004 were $13,486,232, an increase of $5,586,967 or 71% from the prior year's distribution expenses of $7,899,265. The principal reasons for the increase were substantial increases in advertising expense, distribution salaries, and transportation expense which were incurred to expand market areas.

      General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2004 were $1,313,358, a decrease of $356,077 or 21% from the prior year's general and administrative expenses of $1,669,435. The principal reason for the decrease was a reduction in consulting fees incurred at the parent company level from 2003 to 2004.

      Depreciation Expense. Depreciation expense for the year ended December 31, 2004 was $54,419 and $206,875, respectively, for the year ended December 31, 2004, an increase of $129,992 from the prior years depreciation expense of $131,302 which was included in operating and administrative expenses. This increase is due primarily to substantial additions of buildings, plant and machinery in Feihe Dairy and BaiQuan Feihe during 2004.

      Other Income. Other income which consist primarily of VAT tax rebates provided by the provinces as an economic incentive, increased by $292,828 or 24% from $1,196,939 in 2003 to $1,489,767 in 2004 due primarily to increased sales volumes.

      Interest Expense. Interest expense for the year ended December 31, 2004 was $49,353 as compared to only $24,809 for the prior year. This increase was due primarily to increases in exchange loss and interest expenses arising from short-term loans repaid in 2004 and a bank loan to finance the acquisition of the Beijing office.

      Income Taxes. Income tax expense decreased by $600,134 from $338,513 of expense in 2003 to $261,621 of income tax benefit in 2004. This was due primarily to reversal of prior year's tax actual on BiaQuan Dairy which was waived by the taxing authorities in 2004.

Liquidity  and  Capital  Resources

      Operating Activities. Net cash flows provided by operating activities for the year ended December 31, 2004 was $16,358,496 compared with net cash flows provided by operating activities of $6,036,761 for the year ended December 31, 2003. This increase in cash flows from operating activities was attributable primarily to net income of $6,258,380, and augmented by a decrease in accounts receivable of $537,762, increases of $2,533,031 in accounts payable and $4,826,778 in deferred income, decreases in advances to suppliers of $322,559, inventories in the amount of $32,073, and tax refunds due of $522,562.

      Sale of Stock. During the fiscal year ended December 31, 2004, American Dairy realized $4,672,906 from the sale of its restricted Common Stock made in reliance upon Rule 506 of Regulation D, Regulation S and Section 4(2) under the Securities Act of 1933, as amended.

      Working Capital - At December 31, 2004, the Company had a negative working capital of $(6,797,709).

      Contract Obligations - As of December 31, 2004, the Company had the following contractual obligations:

Contractual                                    Less than          One to             Four to             After Five
Obligation                 Total               one year           Three Years        Five Years          Years

Notes Payable              $   957,561        $  359,686          $ 183,032          $ 179,952           $ 234,891

Commitments on con-
struction in prograss        2,241,174         2,241,174                 --                 --                  --

Obligations to
purchase land                1,120,772         1,120,772                 --                 --                  --
and building

Commitments for
advertising                  1,652,556         1,652,556                 --                 --                  --

Operating lease
comittments                    269,872             2,542             11,816             11,816             243,698
                           -----------        ----------          ---------          ---------           ---------
         Totals            $ 6,241,935        $5,376,730          $ 194,848          $ 191,768           $ 478,589
                           ===========        ==========          =========          =========           =========

New  Accounting  Pronouncements

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149)". SFAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS 149 had no impact on the Company's financial position, results of operations, or cash flows.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Instruments with Characteristics of Both Debt and Equity" (SFAS 150). Statement 150 requires liability classification for three types of instruments: 1) Mandatory redeemable shares that obligate the company to deliver cash or other assets to shareholders on fixed or determinable dates; 2) Freestanding written put options and forward purchase contracts on a company's own shares that obligate the company to deliver cash or other assets, and 3) Contracts that obligate a company to issue its own shares in amounts that are unrelated to, or inversely related to, the value of the shares. The adoption of SFAS 150 had no impact on the Company's financial position, results of operations, or cash flows.

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4". Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company's financial position, results of operations, or cash flows.

      In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment". The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

      The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

      The grant-date for fair value of employee share options and similar instruments will be estimated using option- pricing models adjusted for the unique characteristics of these instruments.

      The statement is effective for the quarter  beginning  January 1, 2006.

      In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005.

Item 7.  Financial Statements

      The consolidated financial statements of American Dairy for its fiscal year ended December 31, 2004 are provided with this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of American Dairy.

Item 8A.  Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. American Dairy's Chief Executive Officer and American Dairy's principal financial officer, after evaluating the effectiveness of American Dairy's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-KSB for its fiscal year ended December 31, 2004, have concluded that as of the Evaluation Date, American Dairy's disclosure controls and procedures were adequate and effective to ensure that material information relating to American Dairy and American Dairy's consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

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

Item 8B. Other Information

Not applicable.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

      The following table sets forth certain information regarding the executive officers and directors of American Dairy. All officers serve at the pleasure of the Board of Directors. Directors serve until the election and qualification of their successors.

           Name                     Age                Position
           ----                     ---                --------
        Leng You-Bin                35       Chairman, Chief Executive Officer and President

        Liu Hua                     32       Chief Financial Officer, Secretary, Treasurer and
                                             Director

        Liu Sheng-Hui               34       Director

        Hui-Lan Lee                 55       Director

        Dr. Kevil L. Tseng          41       Director

        Kirk G. Downing             51       Director

      Leng You-Bin has been the Chairman, Chief Executive Officer, President, and General Manager of American Dairy since May 7, 2003. He is responsible for the overall strategic planning, management and business development of Feihe Dairy. Mr. Leng has been in the dairy industry for more than 13 years. He obtained his Bachelor of Science degree in Food Engineering from Northeast Agriculture University, China. From 1989 to 1997, Mr. Leng acted as technician, deputy director and director of ZhaoGuang Dairy Plants, the predecessor of Feihe Dairy. From 1997 to 2000, Mr. Leng was the General Manager of Feihe Dairy. He became the Chairman and General Manager in 2000. He has researched and patented the "liver protection milk powder" (GanBao Milk Powder).

      Liu Hua has been the Chief Financial Officer, Secretary, Treasurer and a director of American Dairy since May 7, 2003, and has been the Financial Officer of Feihe Dairy from November 2000 to the present. From June 1998 to November 2000, he was the Chief Executive Officer of Shenzhen Cima Limited. From September 1993 to January 1996, he was the Chief Executive Officer of Zhengzhou Huacheng Limited. Mr. Liu received a degree from Xian Traffic University in 1993.

      Liu Sheng-Hui has been a director of American Dairy since May 7, 2003. He is responsible for the overall financial planning and management of Feihe Dairy. He joined Feihe Dairy in 1992. He has held his current position since 1998. He graduated from Northeast Agriculture University with a Bachelor of Economics degree in Economic Management in 1992.

      Hui-Lan Lee (also known as "Tracy Lee") has been a director of American Dairy since May 7, 2003. She has been the Assistant Vice President-Taxation of Countrywide Home Loan, Inc. from April 2003 to the present. She was the Tax Manager of Watson Pharmaceuticals, Inc. from October 26, 1996 to March 2003. From 1979 to 1996, Ms. Lee was employed by major fortune 500 companies including The Flying Tiger Line Inc. (a Tiger International Company), Quotron Systems, Inc. (a subsidiary of the Citigroup, Inc.) and Lear Siegler, Inc. in various management positions. Ms. Lee holds a Master of Science degree in Taxation from Golden Gate University, and a Master of Business Administration degree from Indiana University.

      Dr. Tseng became a director of American Dairy on February 21, 2005. From May 1997 to the present, he has been an advanced analyst with Boeing Aerospace engaged in technology development. From January 1994 to May 1997, Dr. Tseng was an Assistant Professor at Purdue University. From October 1991 to January 1994, he was a Research Fellow at the University of Michigan. He graduated in 1985 from Tamkang University majoring in aerospace technology. Dr. Tseng received his M.S.E. degree in 1990 and his Ph.D degree in 1991 from the University of Michigan. He received a M.B.A. degree in management in 2002 from the Marshall School of Business of the University of Southern California.

      Mr. Downing became a director of American Dairy on February 21, 2005. From December 1980 to the present, he has been practicing law in Los Angeles, California. From January 1989 to June 1997, Mr. Downing also engaged in ranching, farming, logging and property development. Mr. Downing received his B.A. degree in liberal arts from Portland State University in 1976. He received his Juris Doctorate degree in 1980 from Loyola Law School.

Item 10. Executive Compensation

      The officers and directors of American Diary received compensation during the three fiscal years ended December 31, 2004, as follows:

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL  COMPENSATION                          LONG  TERM  COMPENSATION
                                         ----------------------                         AWARDS           PAYOUTS
                                                                                    -------------------------------
                                                                OTHER        RESTRICTED  SECURITIES                 ALL
NAME AND                                                        ANNUAL         STOCK     UNDERLYING    LTIP        OTHER
PRINCIPAL             FISCAL       SALARY        BONUS       COMPENSATION      AWARDS     OPTIONS     PAYOUTS   COMPESATION
POSITION               YEAR         ($)           ($)            ($)            ($)       SARS (#)      ($)         ($)
---------------------------------------------------------------------------------------------------------------------------
Leng You-Bin, Chief    2004        $  -0-        $ -0-          $ -0-          $ -0-       $ -0-      $ -0-       $ -0-
Executive Officer      2003        $6,884        $ -0-          $ -0-          $ -0-       $ -0-      $ -0-       $ -0-
and President
---------------------------------------------------------------------------------------------------------------------------
Jack Gertino           2004        $  -0-        $ -0-          $ -0-          $ -0-       $ -0-      $ -0-       $ -0-
FORMER Chief           2003        $6,884        $ -0-          $ -0-          $ -0-       $ -0-      $ -0-       $ -0-
Executive Officer      2002        $  -0-        $ -0-          $ -0-          $ -0-       $ -0-      $ -0-       $ -0-
---------------------------------------------------------------------------------------------------------------------------

      American Dairy presently has no employment agreements with its officers or key employees, but may enter into such agreements in the future.

Board Compensation

      American Dairy plans to provide its non-management directors, if any, a competitive directors' compensation package comparable to programs offered by similarly situated corporations.

Benefit Plans

      American Dairy does not have any profit sharing plan or similar plans for the benefit of its officers, directors or employees. However, American Dairy reserves the right to establish any such plans in the future.

Incentive Stock Plan

      Effective April 1, 2003, American Dairy adopted and approved its 2003 Incentive Stock Plan (the "Plan") which reserves 3,000,000 shares of Common Stock for issuance under the Plan. The Plan allows us to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses which may be subject to restrictions. No awards of stock options, stock appreciation rights, or stock bonuses have been granted to employees as of December 31, 2004.

      Mr. Leng You-Bin and Mr. Liu Hua are the members of the Committee that administers the Plan.

Compliance with Section 16(a) of the Securities Exchange Act

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

      Based on its review of the copies of such forms received by it, American Dairy believes that during the year ended December 31, 2004, all such filing requirements applicable to its officers, directors and 10% owners of its Common Stock were complied with.

Limited Liability and Indemnification

      Section 16-10a-840 of the Utah Revised Business Corporation Act (the "URBC") requires directors and officers to perform their duties in good faith and with the care that an ordinary person would exercise under similar circumstances in a manner reasonably believed to be in the best interest of the corporation. A director or officer of a corporation is not liable to the corporation, its shareholders or others for any action taken or any failure to act as an officer or director unless he has breached or failed or failed to perform his duties as described above and the breach or failure to perform constitutes gross negligence, wilful misconduct, or intentional infliction of harm on the corporation or its shareholders.

      Section 16-10a-841 of the URBC provides that the articles of incorporation of a Utah corporation may eliminate or limit the liability of a director to the corporation or its shareholders for monetary damages, except for (I) a financial benefit to which is not entitled; (ii) an intentional infliction of harm; (iii) unlawful distributions of the corporation constituting a violation of Section 16-10a-842 of the URBC; or (iv) an intentional violation of criminal law.

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

      Officers, employees, fiduciaries and agents of a Utah corporation may be entitled to indemnification to a greater extent that directors, if not inconsistent with public policy, if provided for in the Articles of Incorporation, By-Laws, the general or specific action of its board of directors or contract.

Consultants

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information concerning the beneficial ownership of American Dairy's shares of Common Stock by directors and officers of American Dairy, and by each person known to American Dairy to be a beneficial owner of five percent (5%) or more of its outstanding Common Stock as of December 31, 2004.

                                                                    Percentage
                                                   Number of      of Outstanding
          Name and Address                         Shares(1)          Shares
          ----------------                         ---------          ------
Leng You-Bin (4).....................              8,869,635          65.4%
C-16 Shin Chen International Bldg.
No. 10, Jiu-shen Road
Zho Yan Chu
Beijing
The People's Republic of China

Liu Hua..............................                  7,000          0.05%
C-16 Shin Chen International Bldg.
No. 10, Jiu-shen Road
Zho Yan Chu
Beijing
The People's Republic of China

Hui-Lan Lee..........................                  7,000          0.05%
232 Alabama Street
San Gabriel, California 91775

Liu Sheng-Hui........................                269,576          1.99%
C-16 Shin Chen International Bldg.
No. 10, Jiu-shen Road
Zho Yan Chu
Beijing
The People's Republic of China

Belmont Capital Group Limited                        863,357(2)        6.1%
Suite A-C, 20/F Neich Tower
128 Gloucester Road, Wanchai
Hong Kong

Pike Capital Partners LP.............                821,429           6.1%
275 Madison Avenue
Suite 418
New York, NY 10016

All executive officers and directors               9,153,211          67.5%
as a group (4 persons)

----------
(1) They have sole voting and dispositive power with respect to their shares of Common Stock of American Dairy.

(2) Includes warrants to purchase 571,428 shares of the Common Stock of American Dairy.

Item 12. Certain Relationships and Related Transactions

      Effective May 7, 2003, Mr. Leng You-Bin and Mr. Liu Sheng-Hui, directors and officers of American Dairy, received 8,129,032 shares and 387,476 shares, respectively, of the Common Stock of American Dairy in exchange for all of their registered capital stock of Heilongjiang Feihe Dairy Co., Limited under the terms of a Stock Exchange Agreement.

      Effective May 7, 2003, American Dairy acquired 100% of American Dairy Holdings, Inc. ("ADH") in a stock- for-stock exchange. ADH had previously acquired 100% of the ownership of the registered capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Diary") in February 2002 for $2,586,311 (U.S.) from the registered owners of Feihe Dairy, owned primarily by Mr. Leng You-Bin who is the principal stockholder, director, Chief Executive Officer and President of American Dairy. As a result of this acquisition of ADH, American owed approximately $1,866,311 to Mr. Leng You-Bin after approximately $700,000 having been paid to him by American Dairy. During June 200, American Dairy and Mr. Leng You-Bin agreed to cancel the remaining debt of $1,866,311 in exchange for the issuance of 933,156 shares of the Common Stock of American Dairy.

      In May 2003, American Dairy entered into a consulting agreement (the "Consulting Agreement") with Danbury Properties, LLC, a Utah limited liability company ("Danbury"), of which Jack M. Gertino, the former President and a director of American Dairy, and James C. Lewis, a former director of American Dairy, are members. During the one year period of Danbury's engagement, Danbury has agreed to provide to American Dairy consulting services in the areas of financial and management planning, financing assistance and capital formation. In exchange for such services, Danbury will receive $60,000 in cash compesation, and 240,000 shares of post-split Common Stock. In addition, American Dairy has greed to pay the sum of $12,000 for the cancellation of all outstanding options held by Messrs. Gertino and Lewis. This transaction cannot be considered the result of arms' length negotiations.

     American Dairy also issued 240,000 shares of Common Stock and paid $60,000 in cash plus the obligation to pay another $12,000 in cash in May 2003 in connection with a consulting agreement entered into with existing shareholders, including Jack Gertino, then a director and the Chief Executive Officer of American Dairy. This stock was valued at $270,000 for financial reporting purposes. The consulting agreement is to cover a period of one year commencing May 7, 2003. For financial reporting purposes $228,011 was charged to consulting fee expense in 2003 with the balance of $113,989 being treated as a prepaid expense at December 31, 2003.

      During the fiscal years ended December 31, 2003 and 2004, Mr. Leng You-Bin, the Chairman of the Board and Chief Executive Officer of American Dairy, made advances to American Dairy in the amount of $846,228 and $1,133,822, respectively. These advances were unsecured and did not bear interest.

Item 13. Exhibits

      (a)   Reports on Form 8-K

            American Dairy filed a Form 8-K current report dated October 16, 2004, regarding the closing of a Regulation D Common Stock offering, and the move of its principal executive offices to Beijing, China.

            American Dairy filed a Form 8-K current report dated December 6, 2004, regarding the closing of a private placement of its Common Stock to an institutional investor.

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

3.2      Amendment to Articles of
         Incorporation                  Amendment  to Articles of  Incorporation
                                        of  American  Dairy dated May 6, 2003 is
                                        incorporated   herein  by  reference  to
                                        Exhibit   3.2  to  the  Form  10-KSB  of
                                        American Dairy for its fiscal year ended
                                        December 31, 2003.

3.3      By-Laws                        By-Laws    of    American    Dairy   are
                                        incorporated   herein  by  reference  to
                                        Exhibit   3.2   to   its    registration
                                        statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 16, 1999.

10.      Material Contracts

         10.1                           2003 Stock Incentive Plan.

14.      Code of Ethics                 Code of Business Conduct and Ethics

Item 14. Principal Accountant Fees and Services

      Fees paid to principal accountants are as follows:

--------------------------------------------------------------------------------------------------------------------
Name                              Audit Fees            Audit Related Fees       Tax Fees             All Other Fees
--------------------------------------------------------------------------------------------------------------------
Weinberg & Company, P.A.
for fiscal year ended
December 31, 2003                 $23,513               $11,045                  $ -0-                $ -0-
December 31, 2004                 $ 8,044               $ -0-                    $ -0-                $ -0-
--------------------------------------------------------------------------------------------------------------------
Murrell, Hall, McIntosh &
Co., PLLP
for fiscal year ended
December 31, 2003                 $3,770                $ -0-                    $ -0-                $ -0-
December 31, 2004                 $19,000               $1,250                   $5,000               $ -0-
--------------------------------------------------------------------------------------------------------------------

      As of December 31, 2004, American Dairy had not established an audit committee of the Board of Directors, and the entire Board of Directors performed the duties of an audit committee. The Board of Directors evaluated the scope and cost of the audit for its fiscal year ended December 31, 2004 before its auditor rendered its audit and non-audit services.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2005              AMERICAN DAIRY, INC.
                            By:      /s/ Leng You-Bin
                               -----------------------------------
                                     Len You-Bin, Chief Executive
                                     Officer, and President

                            By:      /s/ Liu Hua
                               -----------------------------------
                                     Liu Hua, Chief Financial Officer,
                                     Principal Accounting and Financial Officer,
                                     and Treasurer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2005              By:      /s/ Leng You-Bin
                            -----------------------------------
                            Leng You-Bin, Director, Chief
                            Executive Officer and President

March 30, 2005              By:      /s/ Liu Hua
                            -----------------------------------
                            Liu Hua, Director, Chief Financial
                            Officer, Principal Accounting and
                            Financial Officer, Secretary and Treasurer

March 30, 2005              By:      /s/ Liu Sheng-Hui
                            -----------------------------------
                            Liu Sheng-Hui, Director

March 30, 2005              By:      /s/ Hui-Lan Lee
                            -----------------------------------
                            Hui-Lan Lee, Director

March 30, 2005              By:      /s/ Kevin L. Tseng
                            -----------------------------------
                            Dr. Kevin L. Tseng

March 30, 2005              By:      /s/ Kirk G. Downing
                            -----------------------------------
                            KIrk G. Downing, Director

Supplemental Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

      The registrant is a reporting issuer under the Exchange Act and, therefore, this section is not applicable.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
AMERICAN DAIRY, INC.

We have audited the accompanying consolidated balance sheet of American Dairy, Inc. and subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for each the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Dairy, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/  Murrell, Hall, McIntosh & Co., PLLP

Oklahoma City, Oklahoma
January 31, 2005

                               AMERICAN DAIRY INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS

Current assets:
      Cash                                                           $ 6,645,197
      Accounts receivable
          Trade                                                          670,580
          Other                                                          600,219
      Commercial note receivable - unsecured                             217,391
      Inventories                                                      5,042,398
      Prepaid expenses                                                   565,069
      Advances to suppliers                                              307,667
      Other tax refundable                                                37,381
                                                                     -----------

               Total current assets                                   14,085,902
                                                                     -----------

Property and equipment:
      Fixed assets, net of accumulated depreciation                    9,027,394
      Construction-in-progress                                        14,720,742
                                                                     -----------

                                                                      23,748,136

Other assets:
      Goodwill                                                             7,000
                                                                     -----------


Total assets                                                         $37,841,038
                                                                     ===========

               See accompanying summary of accounting policies and
                         notes to financial statements.

                               AMERICAN DAIRY INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                             $ 9,033,956
   Current portion of long-term debt                                     118,140
   Advances from related parties, net                                  1,141,581
   Advances from employees                                               653,865
   Deferred income                                                     9,694,523
   Short-term loan - unsecured                                           241,546
                                                                     -----------

        Total current liabilities                                     20,883,611
                                                                     -----------

Long-term debt, net of current portion shown above                       597,875
                                                                     -----------

Minority interest                                                        180,458
                                                                     -----------

Stockholders' equity:
   Common stock, $.001 par value; 50,000,000 shares
   authorized; 13,556,354 issued and outstanding                          13,556
   Additional paid-in capital                                          7,526,174
   Retained earnings                                                   8,639,364
                                                                     -----------

        Total stockholders' equity                                    16,179,094
                                                                     -----------

Total liabilities and stockholders' equity                           $37,841,038
                                                                     ===========

               See accompanying summary of accounting policies and
                         notes to financial statements.

                               AMERICAN DAIRY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                     2004              2003
                                                 ------------      ------------

SALES                                            $ 37,416,223      $ 26,635,832
COST OF GOODS SOLD                                 18,006,918        15,732,640
                                                 ------------      ------------

       Gross Profit                                19,409,305        10,903,192
                                                 ------------      ------------

OPERATING AND ADMINISTRATIVE
EXPENSES:
       Distribution expenses                       13,486,232         7,899,265
       General and administrative expenses          1,313,358         1,669,435
       Depreciation                                    54,419           131,302
                                                 ------------      ------------

                                                   14,854,009         9,700,002
                                                 ------------      ------------

       Income from operations                       4,555,296         1,203,190
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
       Other income (expenses)                      1,489,767         1,196,939
       Gain on disposal of assets                         693              --
       Interest and finance costs                     (49,353)          (24,809)
                                                 ------------      ------------

                                                    1,441,107         1,172,130
                                                 ------------      ------------

MINORITY INTEREST IN SHANXI LOSS                          356              --
                                                 ------------      ------------

INCOME BEFORE INCOME TAXES                          5,996,759         2,375,320

(PROVISION FOR) BENEFIT FROM
INCOME TAXES                                          261,621          (338,513)
                                                 ------------      ------------

NET INCOME                                       $  6,258,380      $  2,036,807
                                                 ============      ============

BASIC NET INCOME PER COMMON SHARE                $       0.52      $       0.19
                                                 ============      ============

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING          12,077,085        10,535,964
                                                 ============      ============

DILUTED NET INCOME PER COMMON SHARE              $       0.47      $       0.19
                                                 ============      ============

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING        13,455,700        10,535,964
                                                 ============      ============

               See accompanying summary of accounting policies and
                         notes to financial statements.

                              AMERICAN DAIRY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                   Common Stock
                                           ----------------------------------
                                            Number            $0.001           Additional
                                              of                par              Paid-In             Retained
                                            Shares             Value             Capital             Earnings            Totals
                                        ------------       ------------       ------------        ------------       ------------
Balance, December 31, 2002                 9,650,000       $      9,650       $     (9,649)       $    344,177       $    344,178

Recapitalization                             135,530                135             11,148                --               11,283

Share issued for consulting services         240,000                240            269,760                --              270,000

Share issued in exchange for
 conversion of shareholder loans             933,155                933          1,865,379                --            1,866,312

Stock issued for cash                        792,285                793          1,499,207                --            1,500,000

Less offering costs                             --                 --             (400,547)               --             (400,547)

Net income for the year ended
  December 31, 2003                             --                 --                 --             2,036,807          2,036,807
                                        ------------       ------------       ------------        ------------       ------------

Balance, December 31, 2003                11,750,970             11,751          3,235,298           2,380,984          5,628,033

Shares issued for services                    46,000                 46             96,554                --               96,600

Stock issued for cash                      1,759,384              1,759          4,671,147                --            4,672,906

Less offering costs                             --                 --             (476,825)               --             (476,825)

Net income for the year ended
 December 31, 2004                              --                 --                 --             6,258,380          6,258,380
                                        ------------       ------------       ------------        ------------       ------------

Balance, December 31, 2004                13,556,354       $     13,556       $  7,526,174        $  8,639,364       $ 16,179,094
                                        ============       ============       ============        ============       ============

               See accompanying summary of accounting policies and
                         notes to financial statements.

                               AMERICAN DAIRY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                        2004                2003
                                                                    ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  6,258,380        $  2,036,807
Adjustments to reconcile net income to operating activities -
       Depreciation                                                      261,294             131,302
       Provision for doubtful accounts                                    83,677             426,124
       Consulting fees                                                        --             179,982
       Compensation expense for stock issued                              96,600                  --
       Gain on disposal of assets                                           (693)                 --
Changes in assets and liabilites:
(Increase) decrease in -
       Accounts and notes receivable                                     537,762           1,681,220
       Inventories                                                        32,073          (3,086,370)
       Prepaid expenses                                                  672,711             (11,472)
       Advances to suppliers                                             322,559            (630,226)
       Other tax refundable                                              522,563            (457,811)
Increase (decrease) in -
       Accounts payable and accrued expenses                           2,533,031           3,531,577
       Deferred income                                                 4,826,778           2,071,175
       Tax payable                                                       211,761             164,453
                                                                    ------------        ------------

Net cash provided by  operating activities                            16,358,496           6,036,761
                                                                    ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed assets                                       (5,241,177)         (3,671,926)
       Disposal of assets                                                 33,816              87,974
       Cash received in merger and recapitalization                           --              17,906
       Deposit on land, building and equipment                           417,678            (417,678)
       Minority interest                                                 180,458                  --
       Construction in progress                                      (12,685,851)         (2,034,891)
                                                                    ------------        ------------

Net cash used in investing activities                                (17,295,076)         (6,018,615)
                                                                    ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Loan proceeds                                                   1,660,194             483,092
       Loan repayments                                                (1,185,726)                 --
       (Repayment of) advance from shareholder                           232,946             (52,515)
       Proceeds from sale of common stock                              4,672,906           1,500,000
       Payment of offering costs                                        (476,825)           (396,264)
       Purchase obligation (repayment)                                  (362,318)            362,318
                                                                    ------------        ------------

Net cash provided by financing activities                              4,541,177           1,896,631
                                                                    ------------        ------------

NET INCREASE IN CASH AND EQUIVALENTS                                   3,604,597           1,914,777

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         3,040,600           1,125,823
                                                                    ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  6,645,197        $  3,040,600
                                                                    ============        ============

               See accompanying summary of accounting policies and
                         notes to financial statements.

                               AMERICAN DAIRY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                  (Continued)

                                                                        2004                2003
                                                                    ------------        ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Interest paid, net of capitalized amounts                    $     37,076        $     19,630
                                                                    ============        ============

       Income taxes paid                                            $         --        $    338,513
                                                                    ============        ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 2004, the Company issued 46,000 shares of its common stock valued at $96,600 for consulting services.

During the year ended December 31, 2004, the Company issued 523,305 warrants to underwriters as additional consideration for funds raised in private placements during the year. The exercise price on these warrants ranged from $1.50 per share to $2.70 per share and all had a three year life. The fair market value at the date of issuance of these warrants totalled $862,245. The effect of the issuance is to increase additional paid in capital by the fair value of the warrants issued with an offset to additional paid in capital in the same amount, since offering costs are treated as reductions in additional paid in capital.

During 2004, the net assets of Sanhao Dairy were transferred to Feihe Dairy by way of distribution to members effective July 1, 2004.

               See accompanying summary of accounting policies and
                         notes to financial statements.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

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

     Effective May 7, 2003, American Dairy completed the acquisition of 100% of the issued and outstanding capital stock of American Flying Crane Corporation ("AFC"), a Delaware corporation. As a result, AFC became a wholly - owned subsidiary of American Dairy.

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

     American Dairy purchased all of the outstanding capital stock of AFC from its shareholders in exchange for 9,650,000 shares of restricted common stock. This acquisition was treated as a purchase for financial reporting purposes with AFC being the purchaser and American Dairy being the purchased entity. This purchase resulted in the creation of $7,000 in goodwill.

     AFC was incorporated on January 15, 2002 in Delaware, with 50,000,000 authorized shares of common stock at a par value of $0.0001 per share and 10,000 of which authorized shares are currently issued and outstanding. AFC owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and Feihe Dairy in turn owns 100% of the registered shares of BaiQuan Feihe Dairy Co. Limited ("BiaQuan Dairy") and Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy") which was merged into BiaQuan Dairy during 2004, , and 95% of Beijing Feihe Biotechnology Scientific and Commercial Co., Limited ("Beijing Feihe") with the other 5% being held in trust for the Company. AFC also owns 60% of the registered capital of Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited ("Shanx"i) formed to develop and operate a walnut processing plant..

     Currently, the principal core activity of AFC is investment holdings, while the principal core activities of Feihe Dairy and BiaQuan Dairy are manufacturing and distribution of milk powder products and soybean products under the Feihe trademarks. The principal core activity of Shanxi is the production and distribution of walnut powder. The subsidiaries' principal country of operations is The People's Republic of China ("PRC").

     Heilongjiang Feihe Dairy Co. Limited ("Feihe Dairy") was registered in Heilongjiang Province, in the People's Republic of China ("PRC") as a limited liability company on August 21, 1996 with a registered capital of $894,226 (Rmb. 7,404,193).

     Feihe Dairy's wholly-owned subsidiaries, Heilongjiang Sanhao Dairy Co. Limited ("Sanhao Dairy") was registered in Heilongjiang Province in the People's Republic of China as a limited liability company on March 28, 2001 with registered capital of $433,110 (Rmb.3,586,150) and a defined period of existence of four years to February 28, 2005 and BaiQuan Feihe Dairy Co. Limited ("BaiQuan Dairy") were registered on September 16, 2002 with a registered capital of $120,773 (Rmb.1,000,000) and a defined period of existence of one year to September 15, 2003. Upon an application by the Company, BaiQuan Dairy's defined period of existence was extended for a further period of three years to October 20, 2006. During 2004, Sanhao Dairy was liquidated into BaiQuan Dairy.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

      Feihe Dairy's subsidiary Beijing Feihe Biotechnology Scientific and Commercial Co., Limited ("Beijing Feihe") was registered on June 8, 2004, in The People's Republic of China as a limited liability Company with registered share capital of $1,207,729 (Rmb 10,000,000) and a defined period of existence of 20 years to June 7, 2024.

      AFC's 60% owned subsidiary Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited ("Shanxi") was registered in Shanxi Province, in the People's Republic of China ("PRC") as a limited liability company on April 15, 2004, with a registered capital of $402,174 (Rmb.3,330,000) and a defined period of existence of 15 years to April 15, 2019. Shanxi's remaining 40% of registered capital of $402,174 (Rmb.3,330,000) is owned by Licheng Shantai Technology Enterprises Co., Limited.

      Included in the consolidated financial statements are the following subsidiaries:

     o    American Flying Crane Corporation

     o    Heilongjiang Feihe Dairy Co., Limited

     o    Heilongjiang Sanhao Dairy Co., Limited

     o    BaiQuan Feihe Dairy Co., Limited

     o    Beijing Feihe Biotechnology Scientific and Commercial Co., Limited

     o    Shanxi  Feihesantai   Biotechnology  Scientific  and  Commercial  Co.,
          Limited

      As of December 31, 2004, Feihe Dairy had a new milk powder production facility, Feihe Industrial Park, under construction. Construction is expected to be complete during the first quarter of 2005. Additionally, Shanxi's principal walnut powder production facility was still under construction at December 31, 2004, with completion of the facility expected by the end of 2005.

2.   BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The Company's consolidated financial statements include the accounts of American Dairy, Inc., its wholly-owned subsidiaries, AFC, Feihe Dairy, Sanhao Dairy, and BaiQuan Dairy and its 60% owned subsidiary, Shanxi. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements are prepared using the historical cost convention. This basis of accounting differs from that used in the preparation of the Company's statutory financial statements which are prepared in accordance with generally accepted accounting principles and the relevant financial regulations applicable to enterprises in the PRC.

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

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

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

     Accounts receivable - Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of December 31, 2004, no provision for doubtful accounts was considered necessary.

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

           Buildings                         33 years
           Plant and machinery               20 years
           Motor vehicles                     9 years
           Computers and equipment            5 years

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

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

     Sundry income includes compensation received from the State Bureau as an incentive to relocate from the previous factory premises, profit from the sales of raw materials to third parties and write down of long outstanding trade payables.

     Foreign currencies - The financial position and results of operations of the Company are determined using the local currency ("Renminbi" or "Yuan") as the functional currency. Foreign currency transactions during the year are converted at the average rate of exchange during the reporting period. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. All exchange differences are dealt with in the statements of operation. The Company's principal country of operations is The People's Republic of China.

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

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

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

     During 2003 and 2004, the Kendong County Government had a policy of refunding amounts equal to 50% of the value added tax paid as an economic incentive to support the local economy. These refunds which amounted to $1,144,060 and $942,907 for the fiscal years ended December 31, 2004 and 2003 respectively are included in tax incentives and other income on the financial statements.

     Deferred taxes - Deferred taxes are accounted for at the current tax rate in respect of timing differences between profit as computed for taxation purposes and profit as stated in the accounts to the extent that a liability or asset is expected to be payable or receivable in the foreseeable future.

     Advertising costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expenses of the Company were $2,742,257 and $1,627,458 in 2004 and 2003, respectively.

     Retirement benefit cost - According to The People's Republic of China regulations on pension, a company contributes to a defined contribution retirement plan organized by municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the plan. Contributions to the plan are calculated at 20% of the employees' salaries above a fixed threshold amount and the employees contribute 4% while the Company contributes the balance contribution of 16%. wholly - owned foreign enterprises such as Feihe Dairy are exempted from contributions to the retirement plan.

     Fair  value of  financial  statements  - The  carrying  amounts  of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from staff, notes payable and other payables approximate their fair values as of December 31, 2004 because of the relatively short-term maturity of these instruments.

     Foreign currencies - The financial position and results of operations of the Company are determined using the local currency ("Renminbi" or "Yuan") as the functional currency. Foreign currency transactions during the year are converted at the average rate of exchange during the reporting period. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. All exchange differences are dealt with in the statements of operation. The Company's principal country of operations is The People's Republic of China.

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

     Recent accounting pronouncements - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149)". SFAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS 149 had no impact on the Company's financial position, results of operations, or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Instruments with Characteristics of Both Debt and Equity" (SFAS 150). Statement 150 requires liability classification for three types of instruments: 1) mandatory redeemable shares that obligate the company to deliver cash or other assets to shareholders on fixed or determinable dates; 2) freestanding written put options and forward purchase contracts on a company's own shares that obligate the company to deliver cash or other assets, and 3) contracts that obligate a company to issue its own shares in amounts that are unrelated to, or inversely related to, the value of the shares. The adoption of SFAS 150 had no impact on the Company's financial position, results of operations, or cash flows.

     In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4". Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company's financial position, results of operations, or cash flows.

     In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment". The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

     The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

     The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments.

     The statement is effective for the quarter beginning January 1, 2006.

     In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005.

     Management believes adoption of these new statements will not have any significant effect on the Company's financial condition or results of operations.

4.   CONCENTRATIONS OF BUSINESS AND CREDIT RISK

     The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.

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

     The Company is self insured for all risks and carries no liability or property insurance coverage of any kind.

5.   NOTES RECEIVABLE - UNSECURED

     As of December 31, 2004, the Company held commercial notes receivable totaling $217,391 that were issued or endorsed by a third party. The commercial notes are drawn against various banks with varying maturity periods of one month to one and one-half months.

     The commercial notes, which are unsecured, bear no interest and are receivable on maturity, are endorsable to third parties.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

6.   INVENTORIES

     Inventories consist of the following as of December 31, 2004:

     Raw and partially processed materials          $4,072,999
     Finished goods                                    969,399
                                                    ----------
                                                    $5,042,398
                                                    ==========

7.   TAX REFUNDABLE

     Tax refundable represents valued-added tax refundable from the local governments in The People's Republic of China.

8.   TRANSACTIONS WITH RELATED PARTIES

     As of December 31, 2004 the Company had the following balances due to its officers and directors:

                                                     December 31
                                                     -----------
     Name                                        2004                2003
     ----                                        ----                ----
     Leng You-bin                          $1,133,822          $  846,228
     Other officers and directors               7,759                --
                                           ----------          ----------
                                           $1,141,581          $  846,228
                                           ==========          ==========

9.   FIXED ASSETS

                                              December 31
                                              -----------
                                                 2004
                                                 ----

     Buildings                               $ 4,857,971
     Plant and machineries                     3,931,651
     Motor vehicles                              292,372
     Computers and equipment                     298,787
                                             -----------
                                               9,380,781
     Less: Accumulated depreciation             (353,387)
                                             -----------
                                             $ 9,027,394
                                             ===========

     Following the full settlements of short-term borrowings from a bank and a financial institution during the year ended December 31, 2004, BaiQuan Dairy's buildings, computer and equipment, plant and machineries and motor vehicles, which were previously pledged to secure the short-term borrowings, were released.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

10.  CONSTRUCTION-IN-PROGRESS

     The Company had two major construction projects in progress at December 31, 2004 as detailed below:

                                                            December 31
                                                            -----------
                                                               2004
                                                               ----

     Feihe Dairy milk powder processing facilities          $10,757,621
     Shanxi walnut processing facility                        3,963,121
                                                            -----------
     Total                                                  $14,720,742
                                                            ===========

     Pursuant to the Sale and Purchase Agreement (the "Agreement") dated July 25, 2003, the Company purchased from Kedong County Beibei Food Industry ([chinese characters]) (the "Vendor") the land use rights and factory adjacent to Company's existing factory in Kedong County at a total consideration of $400,966 (Rmb.3,320,000) for the purpose of constructing new production factory facilities to increase production capacity. In accordance with an appraisal report issued by An Luan Certified Public Accountants in QiQiHaEr City, the land use right and factory were evaluated at $1,003,623 (Rmb.8,310,000).

     Under the terms and conditions of the Agreement, Feihe Dairy agreed to settle the consideration in full within one year commencing within one year (by July 24, 2004) commencing from the date of the Agreement or the Vendor has the option to request/demand the issuance of 200,000 shares of common stock of American Dairy, Inc. at the option price of $2 per share as full and final settlement of the consideration of $400,000 (Rmb. 3,312,000). As of December 31, 2004, the Vendor has demanded the issuance of the 200,000 shares of common stock as full and final settlement and $400,000 has been accrued in the accompanying financial statements accordingly.

     Pursuant to a Construction Contract dated July 25, 2003 with Heilongjiang Cultivation Co., Limited for the construction of new production factory facilities in Kedong County, Heilongjiang Province at the contract sum of $4,210,870 (Rmb.34,866,000), the construction of the new production factory facilities was supposed to be completed by September 1, 2004. The Directors expect that the construction of the new production factory facilities including refurbishment, decoration and installation of production plant and machineries will be completed during the first quarter of 2005. As of December 31, 2004, the Company has paid $5,036,965 (Rmb.41,706,070) as a result of overruns and additional requirements by the Company. Total expenditures for the construction of this facility through December 31, 2004, were $10,757,621.

     Construction-in-progress also includes construction of the new walnut powder production and distribution facility of the Company's 60% owned subsidiary, Shanxi. Total expenditures for the construction of this facility through December 31, 2004, were $3,963,121.

11.  ADVANCES FROM EMPLOYEES

     Advances from employees represented temporary funding by employees to finance a temporary working capital shortfall experienced by the Company. The advances were unsecured, interest free and repayable within one year.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

12.  DEFERRED INCOME

     Receipts in advance represent advances from new customers and for which goods have not been delivered as of the balance sheet date. Receipts in advance for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue.

13.  TAX PAYABLES

     Tax payables which are included in accounts payable on the December 31, 2004 financial statements consist of the following:

     Value added tax                                        $ 481,483
     City construction tax and education surcharge                425
     Others                                                      (410)
                                                            ---------
                                                            $ 481,499
                                                            =========

14.  NOTES PAYABLE

     As of December 31, 2004, the Company had the following notes payable:

          Bank                                        $ 684,771
          County finance department                     241,546
          Finance company                                31,244
                                                      ---------

                                                        957,561
          Short-term loan                              (241,546)
          Current portion of notes payable             (118,140)
                                                      ---------

          Long-term portion of notes payable          $ 597,875
                                                      =========

     The bank loan is secured, bears interest at 5.76% per annum with monthly principal payments of $7,498 plus interest until September 30, 2012. The loan is guaranteed by a vendor of the Company.

     The county finance department loan is unsecured, bears no interest and has no fixed terms of repayment.

     Notes payable to banks ($483,092 at December 31, 2003) bearing interest at rates ranging from 6.9035% and 5.7525% per annum, were fully repaid during 2004. The collateral (buildings and plant and machinery) pledged as security for these loans has been released by the banks.

     Principal balances due by year of the Company's long-term debt as of December 31, 2004 are as follows:

         Year Ended December 31,            Amount
         -----------------------            ------

                 2005                      $118,140
                 2006                        93,056
                 2007                        89,976
                 2008                        89,976
                 2009                        89,976
                 Thereafter                 234,891
                                           --------
                 Total                     $716,015
                                           ========

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

      In accordance with the terms of a Sale and Purchase Agreement dated September 28, 2003, the Company has agreed to purchase land use rights in Beijing for a total consideration of $1,200,861 of which three installments totalling $481,055 have been paid as of December 31, 2003. The balance of $719,806 shall be settled through a mortgage loan expected to be arranged with a bank. This liability has been accrued on the Company's financial statements at December 31, 2004.

15.  MINORITY INTEREST

      Minority interest represents the proportionate share (40%) of equity of Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (Shanxi) owned by Licheng Shantai Technology Enterprises Co., Limited. At December 31, 2004, the Company owned 60% of Shanxi's registered capital stock. Shanxi was registered as a limited liability company in The People's Republic of China on April 15, 2004, with a registered capital of $402,174 (Rmb.3,330,000) and a defined period of existence of 15 years to April 15, 2019.

16.  CAPITAL STOCK

     The Company has 50,000,000 shares of authorized Common Stock with a par value of $.001 per share. During 2003, the Company had stock transactions as detailed below:

     In anticipation of the merger with AFC, the Company affected a 1 for 19 reverse stock split, which decreased the number of shares of outstanding common stock from 7,485,147 to 394,168. Then certain shareholders contributed 258,638 shares of common stock back to the Company further reducing the outstanding shares to 135,530.

     The Company issued 9,640,000 shares of restricted common stock in exchange for all of the outstanding capital stock of AFC.

     The Company also issued 240,000 shares of common stock and paid $60,000 in cash plus the obligation to pay another $12,000 in cash in connection with a consulting agreement entered into with existing shareholders. This stock was valued at $270,000 for financial reporting purposes. The consulting agreement is to cover a period of one year commencing May 7, 2003. For financial reporting purposes $228,011 was charged to consulting fee expense in 2003 with the balance of $113,989 being treated as a prepaid expense at December 31, 2003.

     A shareholder converted advances to the Company in the amount of $1,866,312 into 933,155 shares of restricted common stock.

     Additionally, a total of 792,285 shares of common stock were sold for a total cash consideration of $1,500,000. Offering and syndication costs totaling $374,402 were treated as reductions in additional paid-in capital for financial reporting purposes.

     As of December 31, 2003, the Company had 11,750,970 shares of common stock issued and outstanding.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

     During 2004, the Company had stock transactions detailed below:

     The Company issued 46,000 shares of its restricted common stock valued at $96,600 for consulting services.

     In connection with two private placements, the Company issued 1,759,384 shares of restricted common stock purchased for total cash consideration of $4,672,906. Offering and syndication costs totaling $476,825 were treated as reductions in additional paid-in capital for financial reporting purposes. The Company also issued 1,825,546 warrants in connection with the private placements, 1,302,241 of which went to the purchasers and 523,305 went to the underwriters as additional consideration for funds raised in the private placements. The exercise price of these warrants ranged from $1.50 to $3.80 and the warrants expire in three years. The 523,305 warrants issued to underwriters had a market value at the issuance date of $862,245. The effect of the issuance is to increase additional paid-in capital by the fair value of the warrants issued with an offset to additional paid in capital in the same amount, since offering costs are treated as reductions in additional paid-in capital. No warrants were exercised during the year ended December 31, 2004.

17.  STOCK OPTIONS AND WARRANTS

     Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the "Plan") which reserved 3,000,000 shares of Common Stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. As of December 31, 2004, the Company had not granted any incentive stock options, stock appreciation rights, or stock bonuses under the Plan.

     As of December 31, 2004, the Company had 2,868,402 warrants outstanding at an average exercise price of $2.40 per warrant for one share each of the Company's common stock. The warrants will expire three years from the issuance date, with 1,042,856 expiring in 2006 and the balance of 1,825,546 expiring in 2007. Information with respect to outstanding warrants to service providers is as follows:

                                                                         Average
                                                                        Exercise
                                                           Shares         Price
                                                           ------         -----

     Outstanding warrants at beginning of year          1,042,856         $1.75
     Warrants granted                                   1,825,546          2.42
     Exercised                                                 --            --
     Expired                                                   --            --
                                                        ---------         -----

     Outstanding warrants at the end of year            2,868,402         $2.15
                                                        =========         =====

          Warrants Outstanding                                       Warrants Exercisable
     ---------------------------------                            -----------------------------
        Shares              Average             Average            Shares             Average
     Outstanding           Remaining           Exercise          Outstanding          Exercise
       12/31/04           Life (Years)          Price             12/31/04             Price
       --------           ------------          -----             --------             -----
       2,868,402             2.5                 $2.15            2,868,402            $2..15
       =========             ===                 =====            =========            ======

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

18.  EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share (EPS), as defined, on the face of the statements of operations for all entities with complex capital structures. SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The effect of outstanding warrants to purchase common stock at December 31, 2003, were not included in the calculation of diluted earnings per share as their effect was anti-dilutive.

                                                                                                           Per
                                                                   Income               Shares            Share
                                                                 (Numerator)         (Denominator)        Amount
                                                                 -----------         -------------        ------
     For the Year Ended December 31, 2004:

     Basic EPS Income available to common shareholders            $6,258,380          12,077,085          $ .52

     Effect of Dilutive Securities                                        --           1,378,615             --
                                                                  ----------          ----------          -----
     Diluted EPS Income available to common shareholders          $6,258,380          13,455,700          $ .47
                                                                  ==========          ==========          =====

                                                                                                           Per
                                                                   Income               Shares            Share
                                                                 (Numerator)         (Denominator)        Amount
                                                                 -----------         -------------        ------
     For the Year Ended December 31, 2003:

     Basic EPS Income available to common shareholders            $2,036,807          10,535,964          $0.19

     Effect of Dilutive Securities                                        --                  --             --
                                                                  ----------          ----------          -----
     Diluted EPS Income available to common shareholders          $2,036,807          10,535,964          $0.19
                                                                  ==========          ==========          =====

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

18.  Income Tax

     Pretax income (loss) for 2004 was $6,616,708 from foreign sources and ($619,950) from U.S. sources. Pretax income (loss) for 2003 was $3,103,046 from foreign sources and ($727,726) from U.S. sources.

     A reconciliation of tax at the statutory rates to the Company's effective rate are as follows:

                                                                       Year Ended December 31,
                                                                      2004                  2003
                                                                      ----                  ----
          Computed  expected  tax  expense                        $ 2,368,719           $   902,622

          Increases (reductions) in taxes result from:

          Add  back  effect  of  U.S.  losses                         244,880               276,535

          Foreign  income  subject  to  foreign
            income  tax  but  not  expected  to  be
            subject  to  U.S.  tax  in  foreseeable
            future - Adjustment  due  to  change
            in  effective  tax  rates                                (430,086)             (155,152)

          BaiQuan Dairy 2003 tax liability waived by province        (261,621)                   --

          Foreign  income  subject  to  foreign
            tax holiday but not expected to be
            subject  to  U.S.  tax  in  foreseeable
            future                                                 (2,183,513)             (685,492)
                                                                  -----------           -----------
          Actual  income tax expense (benefit)                    $  (261,621)          $   338,513
                                                                  ===========           ===========

     Under the Provisional Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Feihe Dairy has been granted a tax holiday of seven years for full enterprise income paid during that period. This tax holiday will expire in April of 2009. The enterprise taxes paid during 2004 and 2003 were accrued (waived) by Sanhao Dairy and BaiQuan Dairy as follows:

                                Year Ended December 31,
                             -----------------------------
                                2004                2003
                             ---------           ---------
     Sanhao  Dairy           $    --             $  76,892
     BaiQuan  Dairy           (261,621)            261,621
                             ---------           ---------
       Total                 $(261,621)          $ 338,513
                             =========           =========

     The tax holiday resulted in tax savings of $2,445,134 or $0.20 basic benefit per share in 2004 and $685,492 or $.06 basic benefit per share in 2003.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

     The Company has a U.S net operating loss carryforward of approximately $1,518,000 which will begin expiring in 2023. For financial reporting purposes the deferred tax asset of $516,135 associated with this loss carryforward is fully reserved as of December 31, 2004.

     Although it is not anticipated in the foreseeable future, should the parent company receive dividends from its foreign subsidiaries, these dividends would be fully taxable, subject to an offset for foreign taxes paid on these earnings. The Company has not provided any accrual for any tax liabilities that might be incurred for the receipt of dividends from its foreign subsidiaries.

19.  COMMITMENTS

     As of December 31, 2004, the Company has future commitments for construction-in-progress of $2,241,174, to acquire land and buildings
     totaling   $1,120,772,   and  to  pay  future  advertising  costs  totaling
     $1,657,556.

     Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2004 for each of the next five years and in the aggregate are:

     December 31, 2005          $  2,542
     December 31, 2006             5,908
     December 31, 2007             5,908
     December 31, 2008             5,908
     December 31, 2009             5,908
     Thereafter                  243,698
                                --------
                                $269,872
                                ========

     Rent expense incurred during the years ended December 31, 2004 and 2003 totalled $22,536 and $5,967, respectively.

     In accordance with the terms and conditions of a Sale and Purchase Agreement dated February 23, 2004 between Feihe Dairy and a vendor for the sale and purchase of a land use right in Beijing, in the People's Republic of China, Feihe Dairy agreed to acquire the commercial property for consideration of $987,863 of which three installments totaling $396,075 have been paid as of December 31, 2004.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

--------------------------------------------------------------------------------

     In accordance with the terms and conditions of a Sale and Purchase Agreement dated July 25, 2003, the Company has agreed to acquire land use rights and a factory in Kedong County for a total consideration of $400,966. If payment is not made by July 24, 2004, the Company has agreed to issue 200,000 shares of its common stock in full and final settlement of the consideration. A liability in the amount of $400,996 has been accrued on the Company's books at December 31, 2004, however, stock had not been issued in fulfilment of this obligation as of that date.

     In accordance with the terms and conditions of a Construction Contract (the "Contract") dated October 2, 2004 between Feihe Dairy and Eastern Liaoning Construction Co., Limited for the construction of the steel frame of the new factory, the Company agreed to pay total construction costs of $724,638 of which deposits totaling $241,546 have been paid as of December 31, 2004. The balance of $483,092 shall be settled based on the progress of the construction.

     In accordance with the terms and conditions of a Contract dated October 1, 2004, Feihe Dairy entered into a Sales and Purchase Contract (the "Contract") with Heilongjiang Da San Yuan Dairy Machinery Co., Limited for the design, manufacture and installation of production plant and machineries at Feihe Dairy for a consideration of $7,234,300 of which $4,863,687 have been paid. The balance of $2,370,613 shall be settled based on the progress of the construction.

                           INDEX OF EXHIBITS ATTACHED

Exhibit                                              Description
-------                                              -----------

10.1 2003 Stock Incentive Plan

14   Code of Business Conduct and Ethics

21.  Subsidiaries of American Dairy     Description of the subsidiaries of American Dairy.

31.1 Certification of Leng You-Bin

31.2 Certification of Liu Hua

32.1 Certification of Leng You-Bin
        and Liu Hua