Form 10KSB/A
period 2003-12-31
AMERICAN DAIRY INC
filed 2005-04-11
CIK 789868

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A

                   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   for the fiscal year ended December 31, 2003

                | |TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ________________

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

                          Common Stock, par value $.001

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year: $26,635,832

The aggregate market value of voting and non-voting equity held by non-affiliates of the registrant as of December 31, 2003: Common stock, $.001 par value: $3,781,908

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes | | No | |

      The number of shares of the registrant's common stock outstanding as of March 29, 2004: 11,750,970 shares.

      Documents incorporated by reference: None

      Transitional Small Business Disclosure Format: Yes | | No |X|

                                TABLE OF CONTENTS

PART I

Item 1. Description of Business                                                4

Item 2. Description of Property                                               17

Item 3. Legal Proceedings                                                     17

Item 4. Submission of Matters to a Vote of Security Holders                   17

PART II

Item 5. Market for Common Equity and Other Stockholder Matters                18

Item 6. Managements' Discussion and Analysis or Plan of Operations            20

Item 7. Financial Statements                                                  25

Item 8. Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure                                                26

PART III

Item 9. Directors and Executive Officers of Registrant                        26

Item 10. Executive Compensation                                               27

Item 11. Security Ownership of Certain Beneficial Owners and Management and
       Related Stockholder Matters                                            30

Item 12. Certain Relationships and Related Transactions                       31

Item 13. Exhibits and Reports on Form 8-K 32

Item 14. Controls and Procedures                                              33

Item 15. Principal Accountant Fees and Services 34

Signatures                                                                    35

Exhibit Index                                                                 36

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

Current  Corporate  Structure

      The following chart reflects the current corporate structure of the American Dairy entities:

                              American Dairy, Inc.
                    formerly named "Lazarus Industries, Inc."
                                      100%

                        American Flying Crane Corporation
                                      100%

                      Heilongjiang Feihe Dairy Co., Limited

                100%(1)                                   100%(2)

  Heilongjiang Sanhao Dairy Co., Limited       BaiQuan Feihe Dairy Co., Limited

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

      There is no private ownership of land in the PRC; all land ownership is held by the government of the PRC, its agencies and collectives. Land use rights are obtained from the government for periods ranging from 50 to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fees.

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

                                 High  Closing     Low  Closing
                                Bid Prices (1)(2)  Bid Prices (1)
                                -----------------  --------------
Year  Ended  December 31, 2002
     1st  Quarter                     $   0.05     $   0.04
     2nd  Quarter                     $   0.06     $   0.03
     3rd  Quarter                     $   0.06     $   0.05
     4th  Quarter                     $   0.08     $   0.06

Year  Ended  December 31, 2003
     1st  Quarter                     $   0.11     $   0.05
     2nd  Quarter(1)                  $   2.00(2)  $   0.01
     3rd  Quarter                     $   1.30     $   0.10
     4th  Quarter                     $   3.00     $   1.30

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

Comparison of Years Ended December 31, 2003 and 2002

      The following table sets forth certain operating information regarding American Dairy, including its subsidiaries. The 2002 numbers include the pro forma activities of American Flying Crane Corporation (formerly called "American Dairy Holdings Inc.") prior to its reverse merger with American Dairy during 2003:

                                    Year  Ended        Year  Ended
                                 December 31, 2003  December 31, 2002
                                 -----------------  -----------------
     Revenues                       $ 26,635,832       $ 12,172,815
     Cost  of  goods  sold          $ 15,732,640       $  7,915,998
     Distribution  expenses         $  7,899,265       $  3,271,864
     General  and  administrative   $  1,669,435       $    764,798
     Depreciation                   $    131,302       $      2,613
     Other  Income                  $  1,196,939       $    132,010
     Interest  expense              $     24,809       $      2,882
     Net  Income                    $  2,036,807       $    344,177

      Net income increased by 492% from $344,177 in 2002 to $2,036,807 for 2003. This increase in net income is attributable primarily to the following factors:
(1) a 119% increase in sales; (2) a 6% increase in gross profit margins from 35% in 2002 to 41% in 2003; and (3) a 141% increase in distribution expenses, offset in part by: (i) a 118% increase in general and administrative expenses, and (ii) a $333,020 increase in enterprise income tax expense.

      Revenues. Revenues increased by $14,463,017 or 119% from $12,172,815 in 2002 to $26,635,832 in 2003. This increase was due primarily to expanding market areas and adding new value added products. Unit sales prices remained constant during the year.

      Cost of Goods Sold. Cost of goods sold increased 99% or $7,816,642 from $7,915,998 in 2002 to $15,732,640 in 2003. This increase is due primarily to a 119% increase in sales volume offset in part by a 6% improvement in gross profit margins from 35% in 2002 to 41% in 2003. The improved gross profit margins were due in part to an overall 17% decrease in the cost of raw materials combined with improved manufacturing efficiencies which were obtained as new processing facilities came on line during the year.

      Distribution Expenses. Distribution expenses for the year ended December 31, 2003 were $7,899,265, an increase of $4,627,401 or 141% from the prior year's distribution expenses of $3,271,864. The principal reasons for the increase were substantial increases in advertising expense, distribution salaries, and transportation expense which were incurred to expand market areas.

      General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2003 were $1,669,435, an increase of $904,687 or 118% from the prior year's general and administrative expenses of $764,798. The principal reasons for the increase was $228,000 in consulting fees incurred at the parent company level during 2003.

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

      Sale of Stock. During the fiscal year ended December 31, 2003, American Dairy realized $1,500,000 from the sale of its restricted Common Stock made in reliance upon Rule 506 of Regulation D and Regulation S under the Securities Act of 1933, as amended. During 2003, American Dairy reduced debt in the amount of $1,866,311 by canceling such debt in exchange for issuing 933,155 shares of its restricted Common Stock.

      Working Capital - At December 31, 2003, the Company had a negative working capital of $(622,315).

      Contract Obligations - As of December 31, 2003, the Company had the following contractual obligations:

Contractual                                 Less than        One to        Four to       After Five
Obligations                      Total       one year      Three Years    Five Years       Years
                                 -----       --------      -----------    ----------       -----
Notes Payable                $  483,092     $  483,092     $       --     $       --     $       --

Purchase obligation on
land and building               362,318         72,464        289,854             --             --

Lease obligations               279,092          6,697         16,880         11,960        243,555

Commitments on
construction in progress      2,241,174      2,241,174             --             --             --

Obligation to purchase
land and building               719,809        719,809             --             --             --

Commitments for
Advertising                   1,657,556      1,657,556             --             --             --
                             ----------     ----------     ----------     ----------     ----------
Totals                       $5,743,041     $5,180,792     $  306,734     $   11,960     $  243,555
                             ==========     ==========     ==========     ==========     ==========

Restrictions on Transfer of Funds from China

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

Item 7. Financial Statements

      Financial statements include the consolidated balance sheet as of December 31, 2003, the consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2003. Also included are statements of operations, shareholders' equity and cash flows for the year ended December 31, 2002, along with pro-forma adjustments to include the activities of Feihe Dairy during the year ended December 31, 2002.

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

We conducted our audit in accordance with standards of the Public Company Accouting Overshight Board (United States) . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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


/s/Murrell, Hall, McIntosh & Co., PLLP
MURRELL, HALL, MCINTOSH & CO., PLLP

Oklahoma City, Oklahoma
February 28, 2004

                              AMERICAN DAIRY, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $  3,040,600
  Accounts receivable trade, net of allowance
    for  doubtful  accounts  of $ 445,237                        1,733,525
  Accounts receivable -- employees and other                       138,182
  Note receivable -- secured                                       237,923
  Advances to suppliers                                            630,226
  Inventories                                                    5,074,471
  Prepaid expenses                                               1,237,780
  Refundable taxes                                                 559,944
                                                              ------------
      Total  current  assets                                    12,652,651
                                                              ------------

PROPERTY  AND  EQUIPMENT:

  Land and building                                              1,452,401
  Plant and machinery                                            2,493,123
  Transportation equipment                                         278,236
  Computer equipment                                                22,221
                                                              ------------
                                                                 4,245,981
  Accumulated depreciation                                        (165,348)
                                                              ------------
                                                                 4,080,633
  Construction in progress                                       2,034,891
                                                              ------------
                                                                 6,115,524
                                                              ------------
OTHER  ASSETS
  Goodwill                                                           7,000
  Deposits on land, building, and equipment                        417,678
                                                              ------------
                                                                   424,678
                                                              ------------
      Total Assets                                            $ 19,192,853
                                                              ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                              AMERICAN DAIRY, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES:
  Accounts  payable                                            $ 6,198,169
  Current portion of purchase obligation                            72,464
  Notes  payable                                                   483,092
  Deferred  revenue                                              4,867,745
  Advances  from  employees                                        537,560
  Amount  due  to  shareholder                                     846,229
  Taxes  payable                                                   269,707
                                                               -----------
      Total  current  liabilities                               13,274,966
                                                               -----------

PURCHASE OBLIGATION, net of current portion shown above            289,854
                                                               -----------
STOCKHOLDERS'  EQUITY:
  Common  stock, $0.001 par value 50,000,000 shares
    authorized; 11,750,970 shares issued                            11,751
    Additional paid-in capital                                   3,235,298
  Retained  Earnings                                             2,380,984
                                                               -----------
      Total  stockholders'  equity                               5,628,033
                                                               -----------
      Total  Liabilities  and  Stockholders'  Equity           $19,192,853
                                                               ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                              AMERICAN DAIRY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                    2003              2002
                                                    ----              ----
SALES                                           $ 26,635,832      $ 12,172,815

COST  OF  GOODS  SOLD                             15,732,640         7,915,998
                                                ------------      ------------
     Gross  Profit                                10,903,192         4,256,817
                                                ------------      ------------
OPERATING AND ADMINISTRATIVE EXPENSES:
  Distribution  expenses                           7,899,265         3,271,864
  General and administrative expenses              1,669,435           764,798
  Depreciation                                       131,302             2,613
                                                ------------      ------------
                                                   9,700,002         4,039,275
                                                ------------      ------------
INCOME  FROM  OPERATIONS                           1,203,190           217,542
                                                ------------      ------------
OTHER  INCOME  (EXPENSES):
  Tax  incentives  and  other  income              1,196,939           135,010
  Interest  expense                                  (24,809)           (2,882)
                                                ------------      ------------
                                                   1,172,130           132,128
                                                ------------      ------------
INCOME  BEFORE  INCOME  TAXES                      2,375,320           349,670

INCOME  TAXES:
  Current  tax  expense - Foreign                    338,513             5,493
                                                ------------      ------------
NET  INCOME                                     $  2,036,807      $    344,177
                                                ============      ============

BASIC  EARNINGS  PER  SHARE                     $       0.19      $       0.04
                                                ============      ============
DILUTED EARNINGS PER SHARE                      $       0.19      $       0.04
                                                ============      ============
AVERAGE  COMMON  AND  COMMON
  EQUIVALENT  SHARES  OUTSTANDING                 10,535,964         9,650,000
                                                ============      ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                              AMERICAN DAIRY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                              Common Stock
                                       Number           $0.001      Additional                         Total
                                        Of               par         Paid-In         Retained          Shareholders'
                                      Shares            Value        Capital         Earnings          Equity
                                      ------            -----        -------         --------          ------
Balance,  December 31, 2001         9,650,000     $     9,650     $   (35,794)     $        --     $   (26,144)

Net income  for  the  year
  ended December 31, 2002                  --              --              --          344,177         344,177
                                  -----------     -----------     -----------      -----------     -----------

Balance,  December 31, 2002         9,650,000           9,650         (35,794)         344,177         318,033

Recapitalization                      135,530             135          11,148               --          11,283

Shares issued for
  consulting  services                240,000             240         269,760               --         270,000

Shares issued in exchange for
  conversion  of  shareholder
  loans                               933,155             933       1,865,379               --       1,866,312

Stock  issued  for  cash              792,285             793       1,499,207               --       1,500,000

Less  offering  costs  other
  syndication  costs                       --              --        (374,402)              --        (374,402)

Net  income  for  the year
  ended December 31, 2003                  --              --              --        2,036,807       2,036,807
                                  -----------     -----------     -----------      -----------     -----------
Balance, December 31, 2003         11,750,970     $    11,751     $ 3,235,298      $ 2,380,984     $ 5,628,033
                                  ===========     ===========     ===========      ===========     ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                              AMERICAN DAIRY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                        2003             2002
                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 2,036,807      $   344,177
  Adjustments  to  reconcile  net
    income to operating  activities -
    Depreciation                                       131,302           21,764
    Provision for doubtful accounts                    426,124          124,585
    Consulting fees                                    179,982               --
    Gain on disposal of fixed assets                        --             (802)
    Changes in assets and liabilities:
      (Increase)  decrease  in                              --
        Accounts receivable                          1,776,027       (1,151,631)
        Advances to suppliers                         (630,226)              --
        Inventories                                 (3,086,370)        (751,725)
        Prepaid expenses                               (11,472)        (648,849)
        Refundable taxes                              (457,811)        (102,133)
        Amounts due to/from directors                       --          583,073
      Increase  (decrease)  in                              --
        Accounts payable and accrued
          Liabilities                                3,531,577          287,225
        Deferred income                              2,071,175        2,617,771
        Taxes payable                                  164,453         (113,364)
                                                   -----------      -----------
  Net  cash  provided  by  (used  in)
    operating activities                             6,131,568        1,210,091
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired during merger                           17,906               --
  Sales proceeds on disposal of
    fixed assets                                            --           10,870
  Deposits on land, buildings
    and equipment                                     (417,678)              --
  Purchases of property
    and equipment                                   (3,671,926)         (93,568)
  Purchase of business, net of
    cash acquired                                           --           42,248
  Disposal of assets                                    87,974               --
  Investment in construction in
    progress                                        (2,034,891)              --
  Issuance of note receivable -
    secured                                            (94,807)        (143,116)
                                                   -----------      -----------
  Net cash used in investing activities             (6,113,422)        (183,566)
                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                  1,500,000               --
  Payment of syndication costs
    and other                                         (396,264)
  Proceeds from notes payable                          483,092               --
  Proceeds advanced from a shareholder                      --          102,093
  Purchase obligation                                  362,318
  Repayment of advances from
    a shareholder                                      (52,515)          (2,795)
                                                   -----------      -----------
  Net cash provided by
    financing activities                             1,896,631           99,298
                                                   -----------      -----------
NET INCREASE (DECREASE) IN CASH
  AND  CASH EQUIVALENTS                              1,914,777        1,125,823

CASH  AND  CASH  EQUIVALENTS,
  BEGINNING OF PERIOD                                1,125,823               --
                                                   -----------      -----------
CASH  AND  CASH  EQUIVALENTS,
  END OF PERIOD                                    $ 3,040,600      $ 1,125,823
                                                   ===========      ===========
SUPPLEMENTAL  DISCLOSURES  OF
  CASH  FLOW  INFORMATION:
  Interest paid, net of capitalized
    amounts                                        $    19,630      $        --
                                                   ===========      ===========
  Income taxes paid                                $   338,513      $     5,493
                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: During the year ended December 31, 2003, the Company converted loans from a shareholder totaling $1,866,311 into 933,155 shares of common stock.

During the year ended December 31, 2003, the Company issued 240,000 shares of its common stock valued at $270,000 for consulting services.

During the year ended December 31, 2003 the Company issued 1,142,856 warrants to underwriters as additional consideration for funds raised in private placements during the year. The exercise price of these warrants was $1.75, and the warrants had a three year life. The fair market value of these warrants at the date of issuance was $64,651. The effect of this issue was to increase additional paid-in capital by the fair value of the warrants issued with an offsetting reduction of additional paid-in capital in the same amount since offering costs are treated as reductions of additional paid-in capital.

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

      ADH was incorporated on January 15, 2002 in Delaware, with 50,000,000 authorized shares of common stock at a par value of $0.001 per share and 10,000 of which authorized shares are currently issued and outstanding. ADH owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and Feihe Dairy in turn owns 100% of the registered shares of Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy") and BaiQuan Feihe Dairy Co. Limited ("BiaQuan Dairy").

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

      The following table reflects the unaudited pro forma condensed statements of operations and cash flows for the year ended December 31, 2002 as if the acquisition had taken place on January 1, 2002:

                   Pro-Forma Condensed Statement of Operations
                      For the Year Ended December 31, 2002

       Sales                                               $12,172,815
       Cost of sales                                         7,915,998
                                                           -----------
       Gross profit                                          4,256,817

       Operating and administrative
         Expenses                                            4,058,293
       Other (income) expense                                 (132,226)
                                                           -----------
       Net income before taxes                                 330,750
       Income taxes expense                                      5,493
                                                           -----------
       Net Income                                          $   325,257
                                                           ===========
       Earnings per share                                  $       .03
                                                           ===========
       Pro Forma common
         Share outstanding                                   9,785,530
                                                           ===========

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

2. Basis of preparation of financial statements (continued)

                   Pro-Forma Condensed Statement of Operations
                      For the Year Ended December 31, 2002

       Cash flows from operating activities:               $ 1,204,368
       Cash flows (used in) investing activities              (183,566)
       Cash flows from financing activities                     99,298
                                                           -----------
         Net increase in cash                                1,120,100

         Cash - beginning                                       23,629
                                                           -----------
       Cash - End of period                                $ 1,143,729
                                                           ===========

3. Summary of significant accounting policies

      The following is a summary of significant accounting policies:

      Consolidation -

Generally accepted accounting principles require the consolidation of controlled or wholly owned subsidiaries. The Company's consolidated financial statements include the following consolidated subsidiaries:

     -  American  Dairy  Holdings,  Inc.
     -  Heilongjiang  Feihe  Dairy  Co.,  Limited
     -  Heilongjiang  Sanhao  Dairy  Co.,  Limited
     -  BaiQuan  Feihe  Dairy  Co.,  Limited.

All significant inter-company transactions and balances are eliminated in consolidation.

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

      Inventories - Inventories comprise raw materials, consumables and goods held for resale and are stated at the lower of cost or market value. Cost is calculated using the weighted average method and includes any overhead costs incurred in bringing the inventories to their present location and condition. Inventory is valued at the lower of historical cost or fair market value.

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

      Use of fair value in financial statements - The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from staff, notes payable and other payables approximate their fair values as of December 31, 2003 because of the relatively short-term maturity of these instruments.

                              AMERICAN DAIRY, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

      Use of estimates - The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported mounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      The commercial notes, which bear no interest and are receivable on maturity, are endorsable to third parties.

6. Inventories

      Inventories consist of the following as of December 31, 2003:

Raw materials                                       $    1,435,816
Work-in-progress                                         1,467,760
Consumables, tooling and packaging                         367,888
Finished goods                                           1,803,007
                                                    --------------
                                                    $    5,074,471
                                                    ==============

7. Tax refundable

     Tax refundable represents valued-added tax refundable from the local government.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

8. Transactions with directors

                                                            Maximum
                                                          outstanding
                                     December 31,           balance    Security
Name                             2003          2002     during the year  held
----                             ----          ----     ---------------  ----
  Leng Youbin (Director)        $ 12,189     $ 10,690      $ 12,189      none
  Zhu  Tianlong  (Director)           --        8,364         8,364      none
  Wang  Yuehui  (Director)            --        7,866         7,866      none
  Ma Jinyan (Director)                --          121           121      none
  Piao  Longjun  (Director            --         (123)         (123)     none
  Lu Guang (Director)                 --       (2,909)       (2,909)     none
                                --------     --------
                                $ 12,189     $ 24,009
                                ========     ========

      The amounts due are unsecured, interest free and have no fixed repayment terms. The amounts are advances to the directors are for business expenses to be incurred on behalf of the Company.

9. Fixed assets

                                                Plant and         Motor       Computers &
                                Buildings       machinery        vehicles      equipment           Total
                                ---------       ---------        --------      ---------           -----
Cost:
At January 1, 2003            $   331,288     $   302,039      $    27,907     $     7,002     $   668,236
Additions                       1,121,113       2,285,265          250,329          15,219       3,671,926
Disposals                              --         (94,181)              --              --         (94,181)
                              -----------     -----------      -----------     -----------     -----------
At December 31, 2003            1,452,401       2,493,123          278,236          22,221       4,245,981
                              -----------     -----------      -----------     -----------     -----------

      Accumulated depreciation:

At  January 1, 2003                17,544          22,007              137             565          40,253
Charge for the year                28,358          94,915            5,243           2,786         131,302
Written back on disposals              --          (6,207)              --              --          (6,207)
                              -----------     -----------      -----------     -----------     -----------
At December 31, 2003               45,902         110,715            5,380           3,351         165,348
                              -----------     -----------      -----------     -----------     -----------
Net  book  value
at December 31, 2003          $ 1,406,499     $ 2,382,408      $   272,856     $    18,870     $ 4,080,633
                              ===========     ===========      ===========     ===========     ===========



      As of December 31, 2003, net book values of buildings of $432,402 and plant and machinery of $482,847 are pledged as security by a subsidiary, Heilongjiang Sanhao Dairy Co., Limited to secure short-term loans extended by a bank and a financial institution.

10. Construction-in-progress

                              AMERICAN DAIRY, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

     Balance  at  January  1,  2003      $            --
     Add/(less):
     Expenditures during the year              2,034,891
                                         ---------------
     Balance at December 31, 2003        $     2,034,891
                                         ===============

      Kedong County Beibei Food Industry agreed to sell a land use right together with a factory at a total consideration of $400,966 (Rmb. 3,320,000) to the Company's subsidiary Heilongjiang Feihe Diary Co., Limited . Based on an appraisal report issued by An Luan Certified Public Accountants in QiQiHaEr City, the land use right and factory were evaluated at Rmb. 8,310,000 ($1,003,623).

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

During the year ended December 31, 2003 the Company issued 1,142,856 warrants to underwriters as additional consideration for funds raised in private placements during the year. The exercise price of these warrants was $1.75, and the warrants had a three year life. The fair market value of these warrants at the date of issuance was $64,651. The effect of this issue was to increase additional paid-in capital by the fair value of the warrants issued with an offsetting reduction of additional paid-in capital in the same amount since offering costs are treated as reductions of additional paid-in capital.

      As of December 31, 2003, the Company had 1,142,856 warrants outstanding at an exercise price of $1.75 per warrant for one share each of the Company's common stock. The warrants will expire August 28, 2006. Information with respect to outstanding warrants to service providers are as follows:

                                                     2003
                                                     Average
                                                     Exercise
                                                     Shares        Price
                                                     ------        -----
Outstanding  warrants  at  beginning  of  year            --     $     --
Warrants  granted                                  1,142,856         1.75
Exercised                                                 --           --
Expired                                                   --           --
                                                  ----------     --------
Outstanding  warrants  at  the  end  of  year      1,142,856     $   1.75
                                                  ==========     ========

  Warrants        Outstanding         Warrants      Exercisable
   Shares           Average           Average         Shares          Average
Outstanding        Remaining          Exercise      Outstanding       Exercise
  12/31/03        Life (Years)         Price          12/31/03         Price

 1,142,856            3.0             $  1.75        1,142,856        $  1.75


18. Earnings per Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share (EPS), as defined, on the face of the statements of operations for all entities with complex capital structures. SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The effect of outstanding warrants to purchase common stock were not included in the calculation of diluted earnings per share as their effect was antidilutive.

                                                                       Per
                                         Income         Shares        Share
                                       (Numerator)   (Denominator)    Amount
                                       -----------   -------------    ------
For the Year Ended December 31, 2003:
Basic EPS Income available to
  common shareholders                  $2,036,807     10,535,964     $   0.19

Effect of Dilutive Securities                  --             --           --
                                       ----------     ----------     --------
Diluted EPS Income available to
  common shareholders                  $2,036,807     10,535,964     $   0.19
                                       ==========     ==========     ========

18. INCOME TAX

      Income tax expense is made up of the following components:

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

                                    Year Ended December 31, 2003
                                    ----------------------------
                             U.S.       Foreign        State
                           Federal        PRC         and local    Total
                           -------        ---         ---------    -----
Current  tax  expense     $     --     $338,513     $     --     $338,513

Deferred tax expense            --           --           --           --
                          --------     --------     --------     --------
                          $     --     $338,513     $     --     $338,513
                          ========     ========     ========     ========

                                    Year Ended December 31, 2002
                                    ----------------------------
                             U.S.       Foreign        State
                           Federal        PRC         and local    Total
                           -------        ---         ---------    -----
Current  tax expense     $      --     $  5,943     $     --     $  5,943

Deferred tax expense            --           --           --
                         ---------     --------     --------     --------
                         $      --     $  5,943     $     --     $  5,943
                         =========     ========     ========     ========

      Pretax income (loss) for 2003 was $3,103,046 from foreign sources and ($727,726) from U.S. sources. Pretax income (loss) for 2002 was $349,670 from foreign sources and ($18,920) from U.S. sources.

      A reconciliations of tax at the statutory rates to the Company's effective rate are as follows:

                                              Years  Ended  December  31,
                                                  2003           2002
                                                  ----           ----
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
                                              =========      =========

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

      Under the Provisional Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Feihe Dairy has been granted a tax holiday of seven years for full enterprise income paid during that period. This tax holiday will expire in April of 2009. The enterprise taxes paid during 2003 and 2002 were paid by Sanhao Dairy and BaiQuan Dairy as follows:

                  Years  Ended  December  31,
                      2003        2002
                      ----        ----
Sanhao  Dairy      $ 76,892     $  5,493
BaiQuan  Dairy      261,621           --
                   --------     --------

  Total            $338,513     $  5,493
                   ========     ========

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
                                                ===========

      Rent expense incurred during the years ended December 31, 2003 and 2002 totaled $5,967 and $5,967, respectively.

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

      On November 10, 2003, Weinberg & Company, P.A., the independent certified public accountants and auditors of American Dairy, Inc. for fiscal 2003, were dismissed by American Dairy from further services to American Dairy. The dismissal was approved by the Board of Directors of American Dairy. During the fiscal year ended December 31, 2003, and the interim period ended June 30, 2003, there were no disagreements between American Dairy and Weinberg & Company, P.A. on any matter of accounting principles of practice, financial statement disclosure, or auditing scope or practices which if not resolved to the satisfaction of Weinberg & Company, P.A. would have caused disagreement in connection with its reports.

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

Compensation of Executive Officers

      The officers and directors of American Diary received compensation during its fiscal year ended December 31, 2003, as follows:

                           SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION(1)(2)                 LONG TERM COMPENSATION
                                      -------------------------                 ----------------------
NAME  AND                                                     ANNUAL     RESTRICTED   SECURITIES                   ALL
PRINCIPAL               Fiscal                                COMPEN-      STOCK      UNDERLYING      LTIP        OTHER
POSITION                 Year       SALARY        BONUS       SATION       AWARDS     OPTIONS/SARs   PAYOUTS   COMPENSATION
--------                 ----       ------        -----       ------       ------     ------------   -------   ------------
Jack  M.  Gertino        2003       $    0       $    0       $    0       $    0       $    0       $    0       $    0
former  Chief
Executive  Officer
and  President

Leng  You-Bin,           2003       $6,884       $    0       $    0       $    0       $    0       $    0       $    0
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

                                                                 Percentage
                                             Number  of        of Total Shares
Name and Address                             Shares(1)           Outstanding
----------------                             ---------           -----------
Leng  You-Bin  (4)                           8,987,535             76.5%
1st  Qingziang  Street
Kedong  County
Heilongjiang Province
The People's Republic of China

Liu  Hua                                             0                0%
1st  Qingxiang  Street
Kedong  County
Heilongjiang  Province
The People's Republic of China

Hui-Lan  Lee                                         0                0%
232  Alabama  Street
San Gabriel, California 91775

Liu  Sheng-Hui                                 387,476              3.3%
1st  Qingxiang  Street
Kedong  County
Heilongjiang Province
The People's Republic of China

American  Eastern  Securities,  Inc.           654,475(2)           5.6%
865 S. Figueroa Street, Suite 3340 Los
Angeles,  California  90071

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

2.2     Amendment to Stock Exchange       Amendment to Stock  Exchange Agreement
        Agreement                         dated March 5,  2003  is  incorporated
                                          herein  by reference to Exhibit 2.2 of
                                          American  Dairy's  Form  8-K   current
                                          report  as  filed  with the Securities
                                          and Exchange Commission  on  March  5,
                                          2003.

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

3.2     Amendment  to  Articles  of       Amendment to Articles of Incorporation
        Incorporation                     of American Dairy dated May 6, 2003.

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

16.1    Letter  on  change in             Letter of HJ & Associates, L.L.C.
        certifying accountant             dated August 6, 2003, is incorporated
                                          herein by reference to Exhibit 16
                                          to the Form 8-K current report
                                          of American Dairy filed on
                                          August 6, 2003.

16.2    Letter on change in certifying    Letter of Weinberg & Company, P.A.
        accountant                        dated November 13, 2003 is
                                          incorporated herein by reference to
                                          Exhibit 16 to the Form 8-K current
                                          report of American Dairy filed on
                                          November 17, 2003.

23.1    Consent  of  Murrell,  Hall,      Consent  of  Murrell,  Hall, McIntosh
        McIntosh                          &  Co.,  PLLP

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

Item 15. Principal Accountant Fees and Services

      Fees paid to principal accountants are as follows:

                                                                       All
HJ & Associates                                Audit       Tax         Other
for fiscal year ended          Audit Fees   Related Fees   Fees        Fees
---------------------          ----------   ------------   ----        ----
December 31, 2002              $ 3,524       $  ----      $----       $----
December 31, 2003              $  ----       $  ----      $----       $----

Weinberg & Company, P.A.
for  fiscal  year  ended
December 31, 2002              $  ----       $  ----      $----       $----
December 31, 2003              $23,513       $11,045      $----       $----

Murrell,  Hall,  McIntosh
for  fiscal  year  ended
December 31, 2002              $  ----       $  ----      $----       $----
December 31, 2003              $ 3,770       $  ----      $----       $----

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

April 1, 2004

                              AMERICAN DAIRY, INC.

                               By:/s/ Leng You-Bin

                          ----------------------------
                          Len You-Bin, Chief Executive
                             Officer, and President

                                 By:/s/ Liu Hua

                    -------------------------------------------
                        Liu Hua, Chief Financial Officer,
                    Principal Accounting and Financial Officer,
                                  and Treasurer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April  1,  2004

                               By:/s/ Leng You-Bin

                         ------------------------------
                          Leng You-Bin, Director, Chief
                         Executive Officer and President

                                 By:/s/ Liu Hua

                     ------------------------------------------
                        Liu Hua, Director, Chief Financial
                         Officer, Principal Accounting and
                     Financial Officer, Secretary and Treasurer

                              By:/s/ Liu Sheng-Hui

                             -----------------------
                             Liu Sheng-Hui, Director

                               By:/s/ Hui-Lan Lee

                              ---------------------
                              Hui-Lan Lee, Director

                           INDEX OF EXHIBITS ATTACHED

Exhibit  Description

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