Form 10-Q
period 2005-03-31
AMERICAN DAIRY INC
filed 2005-05-16
CIK 789868

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(213) 488-5131 (U.S.)
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). . Yes        No  X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,556,354 shares as of May 13, 2005.

AMERICAN DAIRY, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:	3

Consolidated Condensed Balance Sheet as of March 31, 2005	F-1

Consolidated Condensed Statements of Operations for the three
months ended March 31, 2005, and 2004	F-3

Consolidated Condensed Statements of Cash Flows for the three
months ended March 31, 2005, and 2004	F-4

Notes to the Consolidated Condensed Financial Statements	F-6

Item 2. Management’s Discussion and Analysis or Plan of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk	7

Item 4. Controls and Procedures	7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3. Defaults upon Senior Securities	7

Item 4. Submission of Matters to a Vote of Security Holders	7

Item 5. Other Information	7

Item 6. Exhibits	7

Signatures	7

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN DAIRY INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(Unaudited)

ASSETS

Current assets:
Cash	$3,111,322
Accounts receivable
Trade	3,735,117
Other	326,295
Inventories	4,151,997
Prepaid expenses	496,906
Advances to suppliers	348,284
Other tax refundable	103,606

Total current assets	12,273,527

Property and equipment:
Fixed assets, net of accumulated depreciation	8,890,650
Construction in progress	16,806,609

25,697,259

Other assets:
Goodwill	7,000

Total assets	$37,977,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31,2005
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$11,028,305
Current portion of long term debt	89,976
Advances from related parties	1,091,364
Advances from employees	705,285
Deferred income	3,984,687
Short-term loans - unsecured	1,215,704

Total current liabilities	18,115,321

Long term debt, net of current portion shown above	564,300

Minority interest	485,743

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized; 13,556,354 issued and outstanding	13,556
Additional paid-in capital	7,526,174
Retained earnings	11,272,692

Total stockholders' equity	18,812,422

Total liabilities and stockholders' equity	$37,977,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DAIRY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005	2004

SALES	$14,120,916	$8,148,001
COST OF GOODS SOLD	7,297,358	4,065,343

Gross Profit	6,823,558	4,082,658

OPERATING AND ADMINISTRATIVE
EXPENSES:
Distribution expenses	3,891,602	2,913,756
General and administrative expenses	270,155	237,946
Depreciation	36,963	15,281

	4,198,720	3,166,983

Income from operations	2,624,839	915,675

OTHER INCOME (EXPENSE):
Other income (expenses)	10,346	95,726
Other expenses	-	(71,531)
Interest and finance costs	(1,857)	(11,536)

	8,489	12,659

MINORITY INTEREST	-	-

INCOME BEFORE INCOME TAXES	2,633,328	928,334

(PROVISION FOR) BENEFIT FROM
INCOME TAXES	-	261,621

NET INCOME	$2,633,328	$1,189,955

BASIC NET INCOME PER COMMON SHARE	$0.19	$0.10

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	13,556,354	11,750,970

DILUTED NET INCOME PER COMMON SHARE	$0.17	$0.10

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,133,369	11,750,970

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DAIRY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,633,328	$1,189,955
Adjustments to reconcile net income to operating activities -
Depreciation	117,506	67,856
Changes in assets and liabilites:
(Increase) decrease in -
Accounts and notes receivable	(3,064,537)	(34,018)
Other receivables	273,924	(683,064)
Inventories	890,401	187,498
Prepaid expenses	68,160	322,412
Advances to suppliers	(40,617)	65,750
Other tax refundable	(66,224)	229,267
Amounts due from directors	-	(108,055)
Amounts due from related company	-	(66,425)
Increase (decrease) in -
Accounts payable and accrued expenses	1,994,349	(1,649,327)
Other payables	-	1,731,693
Advances from related parties	(50,217)	-
Advances from employees	51,421	134,541
Deferred income	(5,709,836)	(3,102,732)
Amounts due to directors	-	12,189
Tax payable	-	(224,863)

Net cash used in operating activities	(2,902,342)	(1,927,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(40,998)	(19,043)
Payments received on note receivable	217,391	-
Minority interest	305,285	-
Construction in progress	(2,025,631)	(533,907)

Net cash used in investing activities	(1,543,953)	(552,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note receivable	-	156,209
Proceeds from short-term loan	943,396	181,159
Repayment of long-term loans	(30,977)	-
Purchase obligation	-	(72,464)

Net cash provided by financing activities	912,419	264,904

NET DECREASE IN CASH AND EQUIVALENTS	(3,533,875)	(2,215,369)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,645,197	3,040,600

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,111,322	$825,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DAIRY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$1,857	$11,536

Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

1.         DESCRIPTION OF BUSINESS

Organizational structure

American Dairy, Inc. (“American Dairy” or the “Company”) was incorporated in the State of Utah on December 31, 1985, originally with the name of Gaslight, Inc. It was inactive until March 30, 1988 when it changed its corporate name to Lazarus Industries, Inc. and engaged in the business of manufacturing and marketing medical devices. This line of business was discontinued in 1991, and it became a non-operating public company shell. During 2003, the Company changed its name to American Dairy, Inc.

Effective May 7, 2003, American Dairy completed the acquisition of 100% of the issued and outstanding capital stock of American Flying Crane Corporation (“AFC”), a Delaware corporation. 0As a result, AFC became a wholly owned subsidiary of American Dairy.

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

 AFC was incorporated on January 15, 2002 in Delaware, with 50,000,000 authorized shares of common stock at a par value of $0.0001 per share and 10,000 of which authorized shares are currently issued and outstanding. AFC owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and Feihe Dairy in turn owns 100% of the registered capital of BaiQuan Feihe Dairy Co. Limited (“BiaQuan Dairy”) and Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy") which was liquidated into Feihe Dairy during 2004, , and 95% of Beijing Feihe Biotechnology Scientific and Commercial Co., Limited (Beijing Feihe) with the other 5% being held in trust for the Company. AFC also owns 60% of the registered capital of Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (Shanxi) formed to develop and operate a walnut processing plant.

Currently, the principal core activity of AFC is investment holdings, while the principal core activities of Feihe Dairy, BaiQuan Dairy and Beijing Feihe are manufacturing and distribution of dairy products under the Feihe trademarks. The principal core activity of Shanxi is the production and distribution of walnut powder. The subsidiaries' principal country of operations is the People's Republic of China ("PRC").

Heilongjiang Feihe Dairy Co. Limited (“Feihe Dairy”) was registered in Heilongjiang Province, in the People’s Republic of China (“PRC”) as a limited liability company on August 21, 1996 with a registered capital of $894,226 (Rmb. 7,404,193).

Feihe Dairy’s wholly-owned subsidiaries, Heilongjiang Sanhao Dairy Co. Limited (“Sanhao Dairy”)  was registered in Heilongjiang Province in the People’s Republic of China as a limited liability company on March 28, 2001 with registered capital of $433,110 (Rmb.3,586,150) and a defined period of existence of four years to February 28, 2005 and BaiQuan Feihe Dairy Co. Limited (“BaiQuan Dairy”) were registered on September 16, 2002 with a registered capital of $120,773 (Rmb.1,000,000) and a defined period of existence of one year to September 15, 2003. Upon an application by the Company, BaiQuan Dairy’s defined period of existence was extended for a further period of three years to October 20, 2006. During June 2004, Sanhao Dairy was liquidated into Feihe Dairy.

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

Feihe Dairy’s subsidiary Beijing Feihe Biotechnology Scientific and Commercial Co., Limited (Beijing Feihe) was registered on June 8, 2004, in the People’s Republic of China as a limited liability company with registered share capital of $1,207,729 (Rmb 10,000,000) and a defined period of existence of 20 years to June 7, 2024.

AFC’s 60% owned subsidiary Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (Shanxi Feihesantai) was registered in Shanxi province, in the People’s Republic of China (“PRC”) as a limited liability company on April 15, 2004, with a registered capital of $402,174 (Rmb.3,330,000) and a defined period of existence of 15 years to April 15, 2019. Shanxi Feihesantai’s remaining 40% of registered capital of $402,174 (Rmb.3,330,000) is owned by Licheng Shantai Technology Enterprises Co., Limited.

Included in the condensed consolidated financial statements are the following subsidiaries:

•	American Flying Crane Corporation
•	Heilongjiang Feihe Dairy Co., Limited
•	BaiQuan Feihe Dairy Co., Limited
•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited
•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited

As of March 31, 2005, Feihe Dairy had a new production facility, Feihe Industrial Park, under construction. Construction is expected to complete during the 3rd quarter of 2005. Additionally, Shanxi Feihesantai’s principal production facility was still under construction at March 31, 2005, with completion of the facility expected by the end of 2005.

2.         BASIS OF PREPARATION OF FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of American Dairy, Inc. and subsidiaries as of March 31, 2005, and the results of their operations and their cash flows for the three month periods ended March 31, 2005 and 2004. The results of operations for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the entire year.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies:

Consolidation policy - All significant inter-company transactions and balances within the Company are eliminated on consolidation.

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

Cash and equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value.

Accounts receivable - Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of March 31, 2005, no provision for doubtful accounts was considered necessary.

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

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

Foreign currencies - The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. Foreign currency transactions during the year are converted at the average rate of exchange during the reporting period. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. All exchange differences are dealt with in the statements of operation. The Company’s principal country of operations is in The People’s Republic of China.

The registered equity capital and fixed assets denominated in the functional currency are translated at the historical rate of exchange at the time of capital contribution and purchases of fixed assets and exchange differences arising from translating equity capital, reserves and fixed assets at the exchange rate ruling at the balance sheet date are dealt with as an exchange fluctuation reserve in shareholders’ equity.

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

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

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

Retirement benefit cost - According to the People’s Republic of China regulations on pension, a company contributes to a defined contribution retirement plan organized by municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the plan. Contributions to the plan are calculated at 20% of the employees’ salaries above a fixed threshold amount and the employees contribute 4% while the Company contributes the balance contribution of 16%. Wholly owned foreign enterprises are exempted from contribution to the retirement plan.

Fair value of financial statements - The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from staff, notes payable and other payables approximate their fair values as of March 31, 2005 because of the relatively short-term maturity of these instruments.

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

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

The Company is self insured for all risks and carries no liability or property insurance coverage of any kind.

5.        INVENTORIES

Inventories consist of the following as of March 31, 2005:

Raw and partially processed materials	$3,915,254
Finished goods	236,743

Total	$4,151,997

6.        CONSTRUCTION-IN-PROGRESS

The Company had two major construction projects under construction at March 31, 2005 as detailed below:

Feihe Dairy processing facilities	$12,013,907
Shanxi Feihesantai walnut processing facility	4,792,702

Total	$16,806,609

Pursuant to a Construction Contract dated July 25, 2003 with Heilongjiang Cultivation Co., Limited for the construction of new production factory facilities in Kedong County, Heilongjiang Province at the contract sum of $4,210,870 (Rmb.34,866,000), the construction of the new production factory facilities were expected to be completed by September 1, 2004. The Directors expect that the construction of the new production factory facilities including refurbishment, decoration and installation of production plant and machineries will be completed during the third quarter of 2005.

Construction-in-progress also includes construction of the new walnut powder production and distribution facility of the Company’s 60% owned subsidiary, Shanxi.

7.         NOTES PAYABLE

As of March 31, 2005, a short-term loan of $974,158 (Rmb.8,066,027) was obtained from Beibei Food Factory to finance the Company’s daily operations. This short-term loan is unsecured, interest free and is repayable on demand. The Company expects to repay this note in the second quarter of 2005. The Company also has a $241,546 unsecured interest free loan with no repayment terms from the County Finance Department.

8.        LONG TERM DEBT

At March 31, 2005 the Company had a 5.76 % note payable to a financial institution. This note is secured by a building. This note is to be repaid in monthly principal payments of $7,498 plus interest over 96 months.

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)
           Principal payments due by year for the next five years and thereafter on this note are as follows:

Fiscal year ended	Amount

December 31, 2005	$67,482
December 31, 2006	89,976
December 31, 2007	89,976
December 31, 2008	89,976
December 31, 2009	89,976
Thereafter	226,841

Total	$654,227

9.        RELATED PARTY TRANSACTIONS

At March 31, 2005 the Company had a balance to a directors/shareholder in the amount of $1,091,365. This advance is non interest bearing and has no repayment terms.

10.      INCOME TAX

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

There are no material timing differences between the reporting of book and taxable income which would give rise to a deferred income tax asset or liability as of March 31, 2005.

11.     EARNINGS PER SHARE

SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per shares (EPS) computations. The following reconciles the components of the EPS computation:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the three months ended March 31, 2005
Basic EPS income available to common shareholders	$2,633,328	13,556,354	$.19
Effect of dilutive securities:
Warrants issued		1,577,015.02

Diluted EPS income available to common	$2,633,328	15,133,369	$.17
For the three months ended March 31, 2004
Basic EPS income available to common shareholders	$1,189,955	11,750,070	$.10
Effect of dilutive securities:
Warrants issued		-	-
Diluted EPS income available to common	$1,189,955	11,750,070	$.10

12.       STOCK OPTIONS AND WARRANTS

Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the “Plan”) which reserved 3,000,000 shares of Common Stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the periods ended March 31, 2005 and 2004 related to its stock option plan under APB 25.

As of March 31, 2005, the Company had 2,868,402 warrants outstanding at an average exercise price of $2.40 per warrant for one share each of the Company's common stock. The warrants will expire three years from the issuance date, with 1,042,856 expiring in 2006 and the balance of 1,825,546 expiring in 2007.

13.      COMMITMENTS

As of March 31, 2005, the Company has future commitments for construction-in-progress of $2,178,971, to acquire land use rights totaling $269,872, and to pay future advertising costs totaling $1,243,731.

In accordance with the terms and conditions of a Sale and Purchase Agreement dated February 23, 2004 between Feihe Dairy and a vendor for the sale and purchase of a land use right in Beijing, Hubei province in the People’s Republic of China, Feihe Dairy agreed to acquire the commercial property for consideration of $987,863 of which three installments totaling $396,075 have been paid as of March 31, 2005.

In accordance with the terms and conditions of a Sale and Purchase Agreement dated July 25, 2003, the Company has agreed to acquire land use rights and a factory in Kedong County for a total consideration of $400,966. If payment is not made by July 24, 2004, the Company has agreed to issue 200,000 shares of its common stock in full and final settlement of the consideration. The financial commitment has not been paid and the Vendor has demanded that the consideration be settled in full by the issue of 200,000 common stocks of American Dairy, Inc., at the exercise price of $2 each, totaling $400,000. The liability has been booked as of March 31, 2005 and there is no outstanding commitment.

In accordance with the terms and conditions of a Construction Contract (the “Contract”) dated October 2, 2004 between Feihe Dairy and Eastern Liaoning Construction Co., Limited for the construction of steel frame of the new factory, the Company agreed to pay the steel frame of the new factory at the agreed total construction costs of $724,638 of which deposits totaling $241,546 have been paid as of March 31, 2005. The balance of $483,092 shall be settled based on the progress of the construction.

In accordance with the terms and conditions of a Contract dated October 1, 2004, Feihe Dairy entered into a Sales and Purchase Contract (the “Contract”) with Heilongjiang Da San Yuan Dairy Machinery Co., Limited for the design, manufacture and installation of production plant and machineries at a consideration of $7,234,300 of which $5,538,421 have been paid. The balance of $1,695,879 shall be settled based on the progress of the construction.

14.      SUBSEQUENT EVENT

Effective April 27, 2005, the Company closed an unregistered offering of a convertible note in the principal amount of $3,000,000 that bears interest at 6 1/2% per annum for a term of one year, which is convertible into the Common Stock of the Company at $8.00 per share at any time during the term of the note. The proceeds will be used primarily towards the payment of the costs of acquisitions by the Company, and for working capital.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

(1) Caution Regarding Forward-Looking Information

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) volatility of the stock market; and (iii) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

(2) Plan of Operations

The predecessor of American Dairy, Inc. (the “Company”) had been inactive for a number of years, and had no revenue from operations during the quarter ended March 31, 2005 or the quarter ended March 31, 2004.

The Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with American Dairy Holdings, Inc. (subsequently renamed “American Flying Crane Corporation” (“AFC”) , a Delaware corporation, and the shareholders of AFC. This transaction closed May 7, 2003. Following the completion of this transaction, the Company changed its name to “American Dairy, Inc.,” new management was appointed, and the milk powder processing operations of became the principal operations of the Company.

The operations of the Company are conducted primarily through its wholly-owned subsidiary, Feihe Dairy, and Feihe Dairy’s subsidiaries, Sanhao Dairy and Baiquan Feihe, all of which are enterprises organized and operating in The People’s Republic of China (“PRC”). Feihe Dairy engages in the production and distribution of milk powder, soybean milk powder and other dairy products in the PRC. The principal activities of Sanhao Dairy and Baiquan Feihe are the production and supply of processed milk to Feihe Dairy. The products are sold primarily under the registered trademark “Feihe”.

The Company and its subsidiaries believe that they have sufficient capital to meet their cash requirements at the present level of operations over the next twelve months. However, it is management’s plan to expand the operations of the Company as quickly as reasonably practicable. Under these circumstances, the Company will need substantial additional capital to fund such expansion efforts.  There can be no assurance that the Company will be able to raise capital when desired, or on terms favorable to the Company.

The Company and its subsidiaries do not anticipate any significant changes in its number of employees over the next twelve months.

The Company’s plan of operation will depend on its ability to continue its current operations and to gain greater market share in the PRC. There is no assurance that the operations of the Company will continue to be successful.

(3)	Results of Operations

Comparison of operations for the three months ended March 31, 2005 with the three months ended March 31, 2004.

The Company had a $1,443,373 or a 121% increase in net income to $2,633,328 during the three months ended March 31, 2005 from $1,189,955 for the comparable period in 2004. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales revenues increased by $5,972,915 or 73% quarter-on-quarter to $14,120,916 for the quarter ended March 31, 2005 compared to the same corresponding quarter in 2004 of $8,148,001. The first quarter’s sales revenues represented average monthly sale revenues of $4,706,972 compared to the corresponding quarter in 2004 of $2,761,000, representing an average monthly increase of $1,945,972 or 70% compared to the corresponding quarter in 2004. The reasons of the favorable variance in sales revenues for the first quarter ended March 31, 2005 were as follows:

*	Increased popularity of “Feihe” brand in mainland China following successful advertising campaigns in the previous year and extensive networks of principal agents in 25 provinces.

*	Demand was boosted by improved and high quality ingredients for several products such as Ca+Zn, CPP series and nucleotides series, and the markets in the PRC generally accepted these products.

*
An extensive sales network enhances the distribution of Feihe Dairy’s products to different provinces. It not only enhanced the popularity of ‘Feihe’ products and trademark, but also the expansion of Feihe Dairy group’s distribution network, which allowed Feihe Dairy group to widen and expand the geographic scope of the sales network and increase sales volumes in existing markets.

*
Increase in sales quantities of several major products such as milk powder with nucleotides series, milk tablets and CPP series in the first quarter of 2005 compared to the corresponding quarter in 2004 of approximately 100%, 96% and 79%, respectively.

*
Increase in overall sales quantity by 152,160 kilograms or 4% quarter-on-quarter to 3,648,073 kilograms for the quarter ended March 31, 2005 compared to the same corresponding quarter of 3,495,913 kilograms in 2004.

*
The dairy milk industry scandal in China in 2003 and 2004 and the resulting strict control over dairy producers’ quality and ingredients drove many unscrupulous dairy producers and their tainted dairy products out of the market. Consumers concentrated on dairy products produced by such reputable dairy producers as Feihe Dairy.

The average selling price of products during the quarter ended March 31, 2005 increased by 21% as compared to the quarter ended March 31, 2004. Accordingly, the favorable variance in sales revenues was mainly attributed to increases in sales volumes and average selling price.

Cost of goods sold increased by $3,232,015 or 80% quarter-on-quarter to $7,297,358 for the quarter ended March 31, 2005 compared to the same corresponding quarter in 2004 of $4,065,343. Quarter-on quarter increases in cost of goods sold of 80% exceeded increases in sales revenues of 73%, principally due to increases in the costs of whey, sugar, and fat-free powder.

Depreciation expenses included in cost of goods sold increased by $27,969 or 53% quarter-on-quarter to $80,543 for the quarter ended March 31, 2005 compared to the same corresponding quarter in 2004 of $52,574.

Gross profit increased by $2,740,900 or approximately 67% quarter-on-quarter to $6,823,558 for the quarter ended March 31, 2005 compared to the same corresponding quarter in 2004 of $4,082,658. Gross profit margin decreased to 48.3% for the quarter ended March 31, 2005 compared to 50.1% for the same corresponding quarter in 2004. The variance was principally due increases in costs of raw materials.

Distribution and other operating costs represented expenditures in connection with the distribution of milk powder and soybean powder. Distribution expenses increased by $977,846 or 34% quarter-on-quarter to $3,891,602 for the quarter ended March 31, 2005 compared to $2,913,756 for the corresponding quarter in 2004. Variance in selling expenses was principally attributable to increases in advertising and promotion costs, sundry expenses, and supermarket consignment fees.

Administrative expense increased by $32,209 or 14% to $270,155 during the three months ended March 31, 2005 from $237,946 during the same period in 2004. This increase is due primarily to an increase in general and administrative expenses at the Feihe Dairy level as well as increased advertising/marketing costs paid by the parent company domestically.

Total other income decreased by $84,380 or 88% quarter-on-quarter to $11,346 for the quarter ended March 31, 2005 compared to $95,726 for the same corresponding quarter in 2004. This decrease is principally due to a decrease in sales of raw materials to third parties.

During the three months ended March 31, 2005 and 2004, the Company incurred $1,857 and $11,536, respectively, in interest and financing costs associated with debts.

Net income increased by $1,443,373 or 121% to $2,633,328 for the quarter ended March 31, 2005 compared to the same corresponding quarter in 2004 of $1,189,955. The favorable variance in net income was mainly due to increases in gross profit by $2,740,900 or 67% quarter-on-quarter to $6,823,558 for the quarter ended March 31, 2005, in excess of increases in distribution and general and administrative expenses.

(4)	Liquidity and Capital Resources

The Company anticipates that it will have adequate working capital in the foreseeable future. However, the Company may wish to borrow additional amounts or sell its common stock to realize additional funds in order to expand its operations.

Effective April 27, 2005, the Company closed an unregistered offering of a convertible note in the principal amount of $3,000,000 that bears interest at 6 1/2 % per annum for a term of one year, which is convertible into the Common Stock of the Company at $8.00 per share at any time during the term of the note. The sale was made to one accredited institutional investor, as defined by Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”). The offering was made in reliance upon an exemption from registration under Section 4 (2) of the Act. The proceeds will be used primarily towards the payment of the costs of acquisitions by the Company, and for working capital.

(5)	Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of March 31, 2005:

	Total	Less Than One Year	1-3 Years	Thereafter
Operating Leases	$269,872	$2,542	$17,724	$249,606
Unconditional Purchase Obligations	4,014,489	4,014,489	-	-
Other Long-Term Obligations	-	-	-	-
	$4,284,361	$4,017,031	$17,724	$249,606

ITEM 3. QUANTITATIVE AND QUALITITIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Analysis
March 31, 2005
Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Liabilities
Long-term debt	$67,482	$89,976	$89,976	$89,976	$89,976	$226,841	$654,227	$654,227
Interest Rate	5.76%	5.76%	5.76%	5.76%	5.76%	5.76%

As of March 31, 2005, the Company had not entered into any type of hedging or interest rate swap type transaction.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

N/A

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEMS 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
3.1
Articles of Incorporation of American Dairy, as amended, are incorporated herein by reference to Exhibit 3.1 to its registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 16, 1999.*

3.2
Amendment to Articles of Incorporation  Amendment to Articles of Incorporation of American Dairy dated May 6, 2003 is incorporated herein by reference to Exhibit 3.2 to its Form 10-KSB, as filed with the Securities and Exchange Commission on April 5, 2004.*

3.3	By-Laws of American Dairy are incorporated herein by reference to Exhibit 3.2 to its registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 16, 1999.*
31.1	Certification of Leng You-Bin
31.2	Certification of Liu Hua
32.1	Certification of Leng You-Bin and Liu Hua
*	Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Dairy, Inc.

Date: May 16, 2005	By:	/s/ Leng You-Bin
Leng You-Bin
Chief Executive Officer and President

COMPANY NAME CORPORATION

By:	/s/ Lui Hua
Lui Hua
Chief Financial Officer, Secretary, Treasurer and principal accounting officer.