Form 10QSB
period 2005-06-30
AMERICAN DAIRY INC
filed 2005-08-15
CIK 789868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2005

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________to _________
      Commission file number 000-27351


                              American Dairy, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Utah                                            87-0445575
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

    C-16 Shin chen international building, No. 10, Jiu-shen Road, Zho Yan Chu,
                     Beijing, The People's Republic of China
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                011-0452-4312688
--------------------------------------------------------------------------------
                           (Issuer's telephone number)
                                 Not Applicable

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,969,539 shares as of August 12, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

                              AMERICAN DAIRY, INC.

                                      INDEX

 PART I: FINANCIAL INFORMATION

 Item 1: Condensed Consolidated Financial Statements:
 Condensed Consolidated Balance Sheet as of June 30, 2005                  3
 Condensed Consolidated Statements of Operations for the Three
   And Six Month Periods Ended June 30, 2005 and 2004                      4
 Condensed Consolidated Statements of Cash Flows for the Six
   Months Ended June 30, 2005, And 2004                                    5
 Notes to the Condensed Consolidated Financial Statements                  7

 Item 2 Management's Discussion and Analysis or Plan of Operations        17

 Item 3 Controls and Procedures                                           22

 PART II OTHER INFORMATION

 Item 1 Legal Proceedings                                                 20

 Item 2 Unregistered Sales of Equity Securities and Use of Proceeds       20

 Item 3 Defaults upon Senior Securities                                   20

 Item 4 Submission of Matters to a Vote of Security Holders               20

 Item 5 Other Information                                                 21

 Item 6 Exhibits and Reports on Form 8-K                                  21

 Signatures                                                               21

PART I. FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               AMERICAN DAIRY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

                                     ASSETS

Current assets:
      Cash                                                           $ 7,396,535
      Accounts receivable
          Trade                                                        4,033,310
          Other                                                        1,378,842
      Inventories                                                      5,512,132
      Prepaid expenses                                                   867,012
      Advances to suppliers                                              965,005
      Other tax refundable                                                58,707
                                                                     -----------

               Total current assets                                   20,211,543
                                                                     -----------

Property and equipment:
      Fixed assets, net of accumulated depreciation of $593,856       16,101,684
      Construction in progress                                        15,278,420
                                                                     -----------

                                                                      31,380,104
                                                                     -----------

Other assets:
      Goodwill                                                             7,000
                                                                     -----------

                                                                           7,000
                                                                     -----------

Total assets                                                         $51,598,647
                                                                     ===========

           See accompanying notes to financial statements.

                               AMERICAN DAIRY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                          $ 7,960,745
      Other liabilities - fixed asset purchase obligation              5,300,000
      Current portion of long term debt                                  101,812
      Advances from related parties                                    1,137,166
      Advances from employees                                          1,204,331
      Deferred income                                                  2,260,458
      Short-term loans and notes payable                               6,993,482
                                                                     -----------

Total current liabilities                                             24,957,994
                                                                     -----------

Long term debt, net of current portion shown above                     3,326,389
                                                                     -----------

Minority interest                                                        485,743
                                                                     -----------

Stockholders' equity:
      Common stock, $.001 par value; 50,000,000 shares
      authorized; 13,969,539 issued and outstanding                       13,970
      Additional paid-in capital                                       8,718,611
      Retained earnings                                               14,095,940
                                                                     -----------

Total stockholders' equity                                            22,828,521
                                                                     -----------

Total liabilities and stockholders' equity                           $51,598,647
                                                                     ===========

           See accompanying notes to financial statements.

                              AMERICAN DAIRY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended June 30,      Six Months Ended June 30,
                                              ----------------------------    ----------------------------
                                                   2005            2004            2005            2004
                                              ------------    ------------    ------------    ------------
SALES                                         $ 15,143,413    $  9,620,155    $ 29,264,329    $ 17,768,156
COST OF GOODS SOLD                               7,593,697       4,510,579      14,891,055       8,575,922
                                              ------------    ------------    ------------    ------------

       Gross Profit                              7,549,716       5,109,576      14,373,274       9,192,234
                                              ------------    ------------    ------------    ------------

OPERATING AND ADMINISTRATIVE
EXPENSES:
       Distribution expenses                     4,023,034       3,133,316       7,914,636       6,047,072
       General and administrative expenses         509,820         463,365         779,975         701,311
       Other operating expenses                         --          24,103              --          24,103
       Depreciation                                201,645          19,672         238,608          34,953
                                              ------------    ------------    ------------    ------------

                                                 4,734,499       3,640,456       8,933,219       6,807,439
                                              ------------    ------------    ------------    ------------

       Income from operations                    2,815,217       1,469,120       5,440,055       2,384,795
                                              ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
       Other income (expenses)                      51,789         (15,838)         62,135           8,357
       Gain on disposal of assets                       --           2,628              --           2,628
       Interest and finance costs                  (43,756)        (10,629)        (45,613)        (22,165)
                                              ------------    ------------    ------------    ------------

                                                     8,033         (23,839)         16,522         (11,180)
                                              ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                       2,823,250       1,445,281       5,456,577       2,373,615

(PROVISION FOR) BENEFIT FROM
INCOME TAXES                                            --              --              --         261,621
                                              ------------    ------------    ------------    ------------

                                              $  2,823,250    $  1,445,281    $  5,456,577    $  2,635,236
                                              ============    ============    ============    ============
NET INCOME

BASIC NET INCOME PER COMMON SHARE             $       0.21    $       0.12    $       0.40    $       0.22
                                              ============    ============    ============    ============


WEIGHTED AVERAGE BASIC SHARES OUTSTANDING       13,756,377      11,750,970      13,656,918      11,750,970
                                              ============    ============    ============    ============

DILUTED NET INCOME PER COMMON SHARE           $       0.18    $       0.12    $       0.36    $       0.22
                                              ============    ============    ============    ============

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING     15,409,938      11,750,970      15,310,479      11,750,970
                                              ============    ============    ============    ============

                 See accompanying notes to financial statements.


                               AMERICAN DAIRY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                   Six Months Ended June 30,
                                                                    2005              2004
                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $    5,456,577    $    2,635,236
Adjustments to reconcile net income to operating activities
       Depreciation                                                  238,608           133,305
       Compensation expense for stock issued                         642,850                --
       Gain on disposal of assets                                         --             2,628
Changes in assets and liabilities:
(Increase) decrease in -
       Accounts and notes receivable                              (3,362,730)       (1,065,373)
       Other receivables                                            (778,623)         (372,965)
       Inventories                                                  (469,734)          (73,772)
       Prepaid expenses                                             (301,943)          (59,009)
       Advances to suppliers                                        (657,339)          113,621
       Other tax refundable                                          (21,324)          300,069
Increase (decrease) in -
       Accounts payable and accrued expenses                      (1,073,211)        1,158,188
       Other liabilities-fixed asset purchases obligations         5,300,000                --
       Advances from related parties                                  (4,415)          723,633
       Advances from employees                                       550,466           159,300
       Deferred income                                            (7,434,065)       (4,053,001)
       Tax payable                                                        --          (210,299)
                                                              --------------    --------------

Net cash used by operating activities                             (1,914,883)         (608,439)
                                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed assets                                   (7,315,504)         (150,988)
       Payments received on note receivable                          217,391                --
       Contributions by minority interest                            305,285                --
       Deposit on land, building and equipment                            --          (580,569)
       Additions to construction in progress                        (555,073)       (1,154,171)
                                                              --------------    --------------

Net cash (used by) investing activities                           (7,347,901)       (1,885,728)
                                                              --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from short-term debt                               6,993,482           302,118
       Proceeds from long-term debt                                2,520,542                --
       Proceeds from stock issuance                                  550,000                --
       Repayment of advance from shareholder                              --            58,525
       Repayment of long-term loans                                  (49,902)               --
       Purchase obligation                                                --           (72,463)
                                                              --------------    --------------

Net cash provided by financing activities                         10,014,122           288,180
                                                              --------------    --------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      751,338        (2,205,987)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     6,645,197         3,040,600
                                                              --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    7,396,535    $      834,613
                                                              ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Interest paid, net of capitalized amounts              $       10,017                --
                                                              ==============    ==============

       Income taxes paid                                      $           --    $           --
                                                              ==============    ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

       Stock issued for services                              $      642,850    $           --
                                                              ==============    ==============

     See accompanying notes to financial statements.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

      Effective May 7, 2003, American Dairy completed the acquisition of 100% of the issued and outstanding capital stock of American Flying Crane Corporation ("AFC"), a Delaware corporation. As a result, AFC became a wholly owned subsidiary of American Dairy.

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

      AFC was incorporated on January 15, 2002 in Delaware, with 50,000,000 authorized shares of common stock at a par value of $0.0001 per share and 10,000 of which authorized shares are currently issued and outstanding. AFC owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and Feihe Dairy in turn owns 100% of the registered shares of BaiQuan Feihe Dairy Co. Limited ("BiaQuan Dairy") and Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy") which was liquidated into BisQuan Dairy during 2004, and 95% of Beijing Feihe Biotechnology Scientific and Commercial Co., Limited (Beijing Feihe) with the other 5% being held in trust for the Company. AFC also owns 60% of the registered capital of Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (Shanxi) formed to develop and operating a walnut processing plant.

      Currently, the principal core activity of AFC is investment holdings, while the principal core activities of Feihe Dairy, Sanhao Dairy and BiaQuan Dairy are manufacturing and distribution of dairy products under the Feihe trademarks. The principal core activity of Shanxi is the production and distribution of walnut powder. The subsidiaries' principal country of operations is the People's Republic of China ("PRC").

      Heilongjiang Feihe Dairy Co. Limited ("Feihe Dairy") was registered in Heilongjiang Province, in the People's Republic of China ("PRC") as a limited liability company on August 21, 1996 with a registered capital of $894,226 (Rmb. 7,404,193).

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

--------------------------------------------------------------------------------

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

      Feihe Dairy's subsidiary Beijing Feihe Biotechnology Scientific and Commercial Co., Limited (Beijing Feihe) was registered on June 8, 2004, in the People's Republic of China as a limited liability company with registered share capital of $1,207,729 (Rmb 10,000,000) and a defined period of existence of 20 years to June 7, 2024.

      AFC's 60% owned subsidiary Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (Shanxi) was registered in Shanxi province, in the People's Republic of China ("PRC") as a limited liability Company on April 15, 2004, with a registered capital of $402,174 (Rmb.3,330,000) and a defined period of existence of 15 years to April 15, 2019. Shanxi's remaining 40% of registered capital of $402,174 (Rmb.3,330,000) is owned by Licheng Shantai Technology Enterprises Co., Limited.

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

      As of June 30, 2005, Feihe Dairy had a new production facility, Feihe Industrial Park, under construction. Construction is substantially complete as of June 30, 2005, and production is anticipated to commence in October 2005. Additionally, Shanxi's principal production facility was still under construction at June 30, 2005, with completion of the facility expected by the end of 2005.

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of American Dairy, Inc. and subsidiaries as of June 30, 2005, and the results of their operations for the three and six month periods ended June 30, 2005 and 2004, and their cash flows for the six month periods ended June 30, 2005 and 2004. The results of operations for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the entire year.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

      ACCOUNTS RECEIVABLE - Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of June 30, 2005, no provision for doubtful accounts was considered necessary.

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

            Buildings                         33 years
            Plant and machinery               20 years
            Motor vehicles                     9 years
            Computers and equipment            5 years

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

      FAIR VALUE OF FINANCIAL STATEMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from staff, notes payable and other payables approximate their fair values as of June 30, 2005 because of the relatively short-term maturity of these instruments.

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

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

--------------------------------------------------------------------------------

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

      The Company is self insured for all risks and carries no liability or property insurance coverage of any kind.

5.    INVENTORIES

      Inventories consist of the following as of June 30, 2005:

      Raw and partially processed materials                     $  4,526,791
      Finished goods                                                 985,341
                                                                ------------
                                                                $  5,512,132
                                                                ============

6.    CONSTRUCTION-IN-PROGRESS

      The Company had two major construction projects under construction at June 30, 2005 as detailed below:

      Feihe Dairy processing facilities                         $ 11,029,805
      Shanxi walnut processing facility                            4,248,615
                                                                ------------
      Total                                                     $ 15,278,420
                                                                ============

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

--------------------------------------------------------------------------------

      Pursuant to a Construction Contract dated July 25, 2004 with Heilongjiang Cultivation Co., Limited for the construction of new production factory facilities in Kedong County, Heilongjiang Province at the contract sum of $4,210,870 (Rmb.34,866,000), the construction of the new production factory facilities were expected to be completed by September 1, 2004. The Directors expect that the construction of the new production factory facilities including refurbishment, decoration and installation of production plant and machineries will be completed during the third quarter of 2005.

      Construction-in-progress also includes construction of the new walnut powder production and distribution facility of the Company's 60% owned subsidiary, Shanxi.

7.    NOTES PAYABLE

      During the quarter ended March 31, 2005, a short-term loan of $974,158 (Rmb.8, 066,027) was obtained from Beibei Food Factory to finance the Company's daily operations. This short-term loan is unsecured, interest free and is repayable on demand. The Company expects to repay this note in the third quarter of 2005.

      Effective April 27, 2005, the Company closed an unregistered offering of its Series A Convertible Note in the principal amount of $3,000,000 that bears interest at 6 1/2% per annum for a term of one year. This principal and accrued interest is convertible into the common stock of the Company at $8.00 per share at any time during the term of the note.

      On June 24, 2005, the Company obtained a short-term loan of $3,019,324 from China Construction Bank. This loan matures on June 20, 2006, is secured by plant and machineries, and bears interest at 6.696% per annum payable on the 20th day of each month.

8.    LONG TERM DEBT

      At June 30, 2005, the Company had a 5.76% note payable to a financial institution. This note is secured by a building. This note is to be repaid in monthly principal payments of $7,498 plus interest over 96 months.

      Effective June 30, 2005, the Company closed an unregistered offering of two Series B Convertible Notes in the principal amount of $5,000,000 that bear interest at 7 1/2% per annum for a term of two years. The principal and accrued interest are convertible into the common stock of the Company at $10.00 per share at any time during the term of the note. The Company has received payment of $2,500,000 for one note, and expects to receive the second payment of $2,500,000 on or before August 14, 2005, at which time such second note will be executed.

      Principal payments due by year for the next five years and thereafter on these notes are as follows:

      Fiscal year ended December 31,                                Amount

      2005                                                      $   101,812
      2006                                                        2,831,522
      2007                                                           89,976
      2008                                                           89,976
      2009                                                           89,976
      Thereafter                                                    224,939

      Total                                                     $ 3,428,201

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

--------------------------------------------------------------------------------

9.    RELATED PARTY TRANSACTIONS

      At June 30, 2005, the Company had a balance to directors/shareholders in the amount of $1,137,166. These advances are non-interest bearing and have no repayment terms.

10.   INCOME TAX

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

      There are no material timing differences between the reporting of book and taxable income which would give rise to a deferred income tax asset or liability as of June 30, 2005.

11.   EARNINGS PER SHARE

      SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per shares (EPS) computations. The following reconciles the components of the EPS computation:

      --------------------------------------------------------------------------------------------------------
                                                      Income                 Shares                Per Share
                                                    (Numerator)          (Denominator)              Amount

      FOR THE THREE MONTHS ENDED
      JUNE 30, 2005

      Basic EPS income available to
      Common shareholders                           $ 2,823,250             13,756,377                $ .21

      EFFECT OF DILUTIVE SECURITIES:

      Warrants issued                                                        1,653,561                $ .04

      Diluted EPS income available to               $ 2,823,250             15,409,938                $ .18
      Common

      FOR THE THREE MONTHS ENDED
      JUNE 30, 2004

      Basic EPS income available to                 $ 1,445,281             11,750,970                $ .12
      Common shareholders

      EFFECT OF DILUTIVE SECURITIES:

      Warrants issued

      Diluted EPS income available to               $ 1,445,281              11,750,970                $ .12
      Common


                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

--------------------------------------------------------------------------------

      --------------------------------------------------------------------------------------------------------
                                                       Income                  Shares               Per Share
                                                    (Numerator)            (Denominator)             Amount

      FOR THE SIX MONTHS ENDED
      JUNE 30, 2005
      Basic EPS income available to
      Common shareholders                           $ 5,456,577              13,656,918               $ .40

      EFFECT OF DILUTIVE SECURITIES:

      Warrants issued                                                        1,653,561                $ .04

      Diluted EPS income available to               $ 5,456,577             15,310,479                $ .36
      Common

      FOR THE SIX MONTHS ENDED
      JUNE 30, 2004

      Basic EPS income available to                 $ 2,635,236             11,750,970                $ .22
      common shareholders

      EFFECT OF DILUTIVE SECURITIES:

      Warrants issued

      Diluted EPS income available to               $ 2,635,236             11,750,970                $ .22
      common

      During the quarter ended June 30, 2005, the Company issued Series A and Series B Convertible Notes Payable (See Notes 7 and 8). These notes allow the holder to convert each note to common stock of the Company at any time during the term of the note. At June 30, 2005, the effects of such a conversion on earnings per share were anti-dilutive.

12.   STOCK OPTIONS AND WARRANTS

      Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the "Plan") which reserved 3,000,000 shares of Common Stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. Compensation expense of $642,850 was recorded during the period ended June 30, 2005 related to the Plan. No compensation expense was recorded during the period ended June 30, 2004.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

--------------------------------------------------------------------------------

      As of June 30, 2005, the Company had 2,654,117 warrants outstanding at an average exercise price of $2.40 per warrant for one share each of the Company's common stock. The warrants will expire three years from the issuance date, with 828,571 expiring in 2006 and the balance of 1,825,546 expiring in 2007. During the quarter ended June 30, 2005, 314,285 warrants were exercised for $1.75 per share, resulting in proceeds of $550,000 to the Company.

13.   COMMITMENTS

      As of June 30, 2005, the Company has future commitments for construction-in-progress of $2,178,971, to acquire land use rights totaling $269,872, and to pay future advertising costs totaling $1,083,501.

      In accordance with the terms and conditions of a Sale and Purchase Agreement dated February 23, 2005 between Feihe Dairy and a vendor for the sale and purchase of a land use right in Beijing, in the People's Republic of China, Feihe Dairy agreed to acquire the commercial property for consideration of $987,863 of which three installments totaling $396,075 have been paid as of June 30, 2005.

      In accordance with the terms and conditions of a Sale and Purchase Agreement dated July 25, 2003, the Company has agreed to acquire land use rights and a factory in Kedong County for a total consideration of $400,966. If payment is not made by July 24, 2004, the Company has agreed to issue 200,000 shares of its common stock in full and final settlement of the consideration. The financial commitment has not been paid and the Vendor has demanded that the consideration be settled in full by the issue of 200,000 common stocks of American Dairy, Inc., at the exercise price of $2 each, totaling $400,000. The liability has been booked as of June 30, 2005 and there is no outstanding commitment.

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

      Pursuant to the Asset Purchase Agreement dated May 20, 2005, Nutricia Nutritionals Co., Limited, Heilongjiang agreed to sell and the Company agreed to purchase certain assets, operational agreements of business and inventories as listed at a consideration of $7,300,000 with respect to the assets and inventory of $130,000 totaling $7,430,000. As of June 30, 2005, $2,000,000 of the consideration has been paid by the Company. The remaining balance is payable in two installments of $2,000,000 and $3,430,000 which were due on July 1, 2005 and July 23, 2005, respectively. The Company has not met the payment terms of the Asset Purchase Agreement. If all of the payments of the purchase price were not completed by July 31, 2005, the seller may rescind or terminate the Agreement. Management expects to pay the balance of the consideration during the third quarter of 2005 and complete the transaction.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

(2) Plan of Operations

The predecessor of American Dairy, Inc. (the "Company") had been inactive for a number of years, and has had no revenue from operations during the quarter ended June 30, 2005 or the quarter ended June 30, 2004.

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

(3) Results of Operations

Comparison of operations for the three months ended June 30, 2005 with the three months ended June 30, 2004:

The Company had a $1,377,969 or a 95% increase in net income to $2,823,250 during the three months ended June 30, 2005 from $1,445,281 the comparable period in 2004. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales revenues increased by $5,523,258 or 57% quarter-on-quarter to $15,143,413 for the quarter ended June 30, 2005 compared to the same corresponding quarter in 2004 of $9,620,155. The second quarter's sales revenues represented average monthly sale revenues of $5,047,804 compared to the corresponding quarter in 2004 of $3,206,718. The reasons of the favorable variance in sales revenues for the second quarter ended June 30, 2005 were as follows:

- Increased popularity of "Feihe" brand in mainland China following the successful advertising campaigns in the previous year and extensive networks of principal agents in 25 provinces of the PRC.

- Demand was boosted by improved and high quality ingredients for several products such as Ca+Zn, CPP series, the newly introduced rice powder and nucleotides series, and the markets in the PRC generally accepted these products.

- Increase in sales quantities of several major products such as milk powder with nucleotides series and CPP series in the second quarter of 2005 compared to the corresponding quarter in 2004 by approximately 296% and 173%, respectively.

- Extensive sales network enhances the distribution of Feihe Dairy's products to different provinces in the northeastern part of China - the "milk belt". It not only enhanced the popularity of 'Feihe' trademark, but also promoted the Feihe's products to remote areas in China.

- Increase in overall sales quantity by 575,016 kilograms or 17% quarter-on-quarter to 3,966,193 kilograms for the quarter ended June 30, 2005 compared to the same corresponding quarter of 3,391,177 kilograms in 2004.

- The dairy milk scandal in China in 2003 and 2004 and the resulting strict control over dairy producers' quality and ingredients drove many unscrupulous dairy producers and their tainted dairy products out of the market. Consumers concentrated on dairy products produced by such reputable dairy producers and Feihe Dairy.

The average selling price of all products during the quarter ended June 30, 2005 increased by 38% as compared to the quarter ended June 30, 2004. Accordingly, the favorable variance in sales revenues was mainly attributed to increases in sales volume and average selling price.

Cost of goods sold increased by $3,083,118 or 68% quarter-on-quarter to $7,593,697 for the quarter ended June 30, 2005 compared to the same corresponding quarter in 2004 of $4,510,579. Quarter-on-quarter increases in cost of goods sold of 68% exceeded increases in sales revenues of 57%.

Gross profit increased by $2,440,140 or approximately 47% quarter-on-quarter to $7,549,716 for the quarter ended June 30, 2005 compared to the same corresponding quarter in 2004 of $5,109,576. Gross profit margin decreased to 49% for the quarter ended June 30, 2005 compared to 53% for the same corresponding quarter in 2004. The variance was principally due to an increase in sales volume and orders.

Distribution and other operating costs represented expenditures in connection with the distribution of milk powder and soybean powder. Distribution expenses increased by $889,718 or 28% quarter-on-quarter to $4,023,034 for the quarter ended June 30, 2005 compared to $3,133,316 for the corresponding quarter in 2004. Variance in selling expenses was principally attributable to the increases in advertising and promotions costs and supermarket display and consignment expenses, in excess of the decrease in salary and inspection expenses.

Administrative expense increased by $46,455 or 10% to $509,820 during the three months ended June 30, 2005 from $463,365 during the same period in 2004. The increase is due primarily to fees paid for commissions and listing fees, as well as increases in administrative staff salaries at the Feihe Dairy level.

Total other income/expenses increased by $ 67,628 quarter-on-quarter to $51,789 for the quarter ended June 30, 2005 compared to ($15,838) for the same corresponding quarter in 2004.

During the three months ended June 30, 2005 and 2004, the Company incurred $43,756 and $10,629, respectively, of interest and financing costs associated with debts.

Net income increased by $1,377,969 or 95% quarter-on-quarter to $2,823,250 for the quarter ended June 30, 2005 compared to the same corresponding quarter in 2004 of $1,445,281. The favorable variance in net income was mainly due to increases in gross profit by $2,440,140 or 47% quarter-on-quarter to $7,549,716 for the quarter ended June 30, 2005, in excess of increases in general expenses.

Comparison of operations for the six months ended June 30, 2005 compared with the six months ended June 30, 2004:

The Company had a $2,821,341 or 107% increase in net income from $2,635,236 during the six months ended June 30, 2004 to $5,456,577 for the comparable period in 2005. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales increased by $11,496,173 or 65% from $17,768,156 for the six months ended June 30, 2004 to $29,264,329 for the six months ended June 30, 2005. The first six months sales revenues represented average monthly sale revenues of $4,877,388 compared to the corresponding six months in 2004 of $2,961,359.The reasons for the favorable variance in sales revenues for the six months ended June 30, 2005 were as follows:

- Increased popularity of "Feihe" brand in mainland China following the successful advertising campaigns in the previous year and extensive networks of principal agents in 25 provinces of the PRC.

- Demand was boosted by improved and high quality ingredients for several products such as Ca+Zn, CPP series, and nucleotides series, and the markets in the PRC generally accepted these products.

- Increase in sales quantities of several major products such as milk powder with nucleotides series and CPP series in the first six months of 2005 compared to the corresponding period in 2004 by approximately 541% and 119%, respectively.

- Extensive sales network enhances the distribution of Feihe Dairy's products to different provinces in the northeastern part of China - the "milk belt". It not only enhanced the popularity of 'Feihe' trademark, but also promoted the Feihe's products to remote areas in China.

- Increase in overall sales quantity by 727,176 kilograms or 11% period-on-period to 7,614,266 kilograms for the half year ended June 30, 2005 compared to the same corresponding period of 6,887,090 kilograms in 2004.

- The dairy milk scandal in China in 2003 and 2004 and the resulting strict control over dairy producers' quality and ingredients drove many unscrupulous dairy producers and their tainted dairy products out of the market. Consumers concentrated on dairy products produced by such reputable dairy producers and Feihe Dairy.

The average selling price of all products during the six months ended June 30, 2005 increased by 51% as compared to the six months ended June 30, 2004. Accordingly, the favorable variance in sales revenues was mainly attributed to increases in sales volume and average selling price.

Cost of goods sold increased by $6,315,133 or 74% from $8,575,922 for the six months ended June 30, 2004 to $14,891,055 for the comparable period in 2005. Period-on-period increases in cost of goods sold of 74% had unfavorably exceeded increases in sales revenue of 65%.

Gross profit increased by $5,181,040 or approximately 56% from $9,192,234 for the six months ended June 30, 2004 compared to the same corresponding six months in 2005 of $14,373,274, mainly attributable to increase in sales volume and orders. Gross profit margin decreased to 49% for the six months ended June 30, 2005 compared to 51% for the same corresponding period in 2004, principally due to increases in certain raw materials, such as whey powder, sugar and fat free powder.

Distribution expenses increased by $1,867,564 or 31% from $6,047,072 in the six months ended June 30, 2004 to $7,914,636 for the comparable period in 2005. Variance in selling expenses was principally attributable to the increases in advertisements, sundry expense, and supermarket display and consignment.

Administrative expenses increased by $78,664 or 11% from $701,311 during the six months ended June 30, 2004 to $779,975 during the same period in 2005. This increase is due primarily to increases in administrative salaries and other administrative costs associated with increased sales.

During the six months ended June 30, 2005 and 2004, the Company incurred $45,613 and $22,165, respectively, in interest and financing costs associated with debts.

Net income increased by $2,821,341 or 107% to $5,456,577 for the six months ended June 30, 2005 compared to the same corresponding six months in 2004 of $2,635,236. The favorable variance in net income was mainly due to increases in gross profit by $5,181,040 or 56% period-on-period to $14,373,274 for the six months ended June 30, 2005, in excess of increases in general expenses.

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

Effective May 27, 2005, the Company issued 314,285 shares of common stock , pursuant to the exercise of 314,285 warrants for common stock and the receipt of proceeds of $550,000 in May.

Effective June 30, 2005, the Company closed an unregistered offering of two of its Series B Convertible Notes in the principal amount of $5,000,000 that bears interest at 7 1/2 % per annum for a term of two years, which are convertible into the Common Stock of the Company at $10.00 per share at any time during the two-year term of the note. The Company has received payment of $2,500,000, and expects to receive the second payment of $2,500,000 on or before August 14, 2005. The sale was made to one accredited institutional investor, as defined by Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The offering was made in reliance upon an exemption from registration under Section 4 (2) of the Act. The proceeds will be used primarily towards the payment of the costs of acquisitions by the Company, and for working capital.

(5) Contractual Obligations

The following table is a summary of the Company's contractual obligations as of June 30, 2005:


                                               Less Than One

                                         Total          Year            1-3 Years      Thereafter
                                    -------------   -------------   -------------   -------------
Operating Leases                    $     269,872   $       2,542   $      17,724   $     249,606
Unconditional Purchase
Obligations                             8,692,472       8,692,472              --              --
Long Term Debt                          3,428,201       2,843,358         269,928         314,915
Total Contractual Cash Obligations  $  12,390,545   $  11,538,372   $     287,652   $     564,521

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

(2) Plan of Operations

The predecessor of American Dairy, Inc. (the "Company") had been inactive for a number of years, and has had no revenue from operations during the quarter ended June 30, 2005 or the quarter ended June 30, 2004.

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

American Dairy and its subsidiaries anticipate an increase in the number of the employees over the next twelve months because of its recent acquisitions and the planned completion of two new production plants.

The Company's plan of operation will depend on its ability to continue its current operations and to gain greater market share in the PRC. There is no assurance that the operations of the Company will be successful.


                           PART II - OTHER INFORMATION


Item 1   Legal Proceedings

         N/A

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth a description of all sales and issuances of the Company's restricted securities during the three month period ended June 30, 2004, covered by this report. The Company relied upon one or more exemptions from registration under the Securities Act of 1933, including Section 4(2) of the Securities Act of 1933 and Regulation S with respect to certain sales to non-US persons, as defined by Regulation S.

Effective April 27, 2005, the Company closed an unregistered offering of a Series A Convertible Note in the principal amount of $3,000,000 that bear interest at 6 1/2% per annum for a term of one year, which is convertible into the Common Stock of the Company at $8.00 per shares at any time during the term of the note. The sale was made tone accredited institutional investors, as defined by Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended. The offering was made in reliance upon an exemption from registration under Section 4(2) of the Act.

Effective June 30, 2005, the Company closed an unregistered offering of two of its Series B Convertible Notes in the total principal amount of $5,000,000 that bear interest at 7 1/2% per annum for a term of two years, which are convertible into the Common Stock of the Company at $10.00 per share at any time during the two-year term of the note. The Company has received payment of $2,500,000, and expects to receive the second payment of $2,500,000 on or before August 14, 2005. The sale was made to one accredited institutional investor, as defined by Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended. The offering was made in reliance upon an exemption from registration under Section 4(2) of the Act.

On May 27, 2005, the Company issued 314,285 shares of restricted Common Stock to three individuals for services in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

Item 3   Defaults Upon Senior Securities

         N/A

Item 4   Submission of Matters to a Vote of Security Holders

         N/A

Item 5   Other Information

The common stock of the Company has been listed on the Pacific Exchange/ARCA EX, and its trading symbol is ADY.

Item 6   Exhibits and Reports on Form 8-K

(a)   Exhibits .


      10.1  Series A Convertible Note that matures on April 25, 2006.

      10.2  Series B Convertible Note that matures on June 30, 2007.

      31.1  Certification of Leng You-Bin

      31.2  Certification of Liu Hua

      32.1  Certification of Leng You-Bin and Liu Hua


(b)   Reports of Form 8-K


      On May 26, 2005, a Form 8-K current report (Item 1.01) was filed concerning an asset purchase agreement with Nutricia Nutritionals Co., Ltd. of Hei Long Jiang.

      On July 11, 2005, a Form 8-K current report (Item 3.02) was filed concerning the sale of unregistered securities to an accredited institutional investor in the amount of $5,000,000.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  American Dairy, Inc.

Date: August 12, 2005
                                  By: /s/ Leng You-Bin
                                     ---------------------------------------
                                     Leng You-Bin
                                     Chief Executive Officer and President