Form 10-Q
period 2004-09-30
AMERICAN DAIRY INC
filed 2005-11-14
CIK 789868

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

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

   C-16 Shin Chen International Building, No. 10, Jiu-shen Road, Zho Yan Chu,
                                    Beijing
                         The People's Republic of China
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                              (213) 488-5131 (U.S.)
               --------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
               --------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,018,539 shares as of November 11, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No[X]

                              AMERICAN DAIRY, INC..

                                      INDEX

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheet as of September 30, 2005
            (unaudited).........................................................  3

            Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and 2004 (unaudited).......  5

            Condensed Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2005 and 2004 (unaudited).......  6

            Notes to Condensed Consolidated Financial Statements................  8

Item 2.     Management's Discussion and Analysis or Plan of Operations..........  19

Item 3.     Controls and Procedures.............................................  23

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...................................................  23

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.........  23

Item 3.     Defaults upon Senior Securities.....................................  23

Item 4.     Submission of Matters to a Vote of Security Holders.................  23

Item 5.     Other Information...................................................  23

Item 6.     Exhibits and Reports on Form 8-K....................................  24

            Signatures..........................................................  24

                               AMERICAN DAIRY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Unaudited)

                                     ASSETS

      Current assets:
              Cash                                                       $ 1,263,023
              Accounts receivable
                    Trade                                                  4,281,569
                    Other                                                  2,858,139
              Note receivable                                                164,937
              Inventories                                                 10,160,809
              Prepaid expenses                                               786,225
              Advances to suppliers                                        1,041,976
              Other tax refundable                                            65,756
                                                                         -----------

                           Total current assets                           20,622,434
                                                                         -----------

      Property and equipment:
              Fixed assets, net of accumulated depreciation of $947,708   17,255,227
              Construction in progress                                    16,182,240
                                                                         -----------

                                                                          33,437,467
                                                                         -----------

      Other assets:
              Goodwill                                                         7,000
                                                                         -----------

                                                                               7,000
                                                                         -----------

      Total assets                                                       $54,066,901
                                                                         ===========

                 See accompanying notes to financial statements.

                               AMERICAN DAIRY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
              Accounts payable and accrued expenses             $ 8,319,787
              Current portion of long term debt                     102,957
              Advances from related parties                       1,745,974
              Advances from employees                             1,209,878
              Deferred income                                     3,059,433
              Short-term loans and notes payable                  7,077,194
                                                                -----------

      Total current liabilities                                  21,515,223
                                                                -----------

      Long term debt, net of current portion shown above          5,805,436
                                                                -----------

      Minority interest                                             779,532
                                                                -----------

      Stockholders' equity:
              Common stock, $.001 par value; 50,000,000 shares
              authorized; 14,018,539 issued and outstanding          14,019
              Additional paid-in capital                          9,015,952
              Retained earnings                                  16,274,641
              Accumulated other comprehensive income                662,098
                                                                -----------

      Total stockholders' equity                                 25,966,710
                                                                -----------

      Total liabilities and stockholders' equity                $54,066,901
                                                                ===========


                 See accompanying notes to financial statements.

                               AMERICAN DAIRY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                               Three Months                  Nine Months
                                                             Ended September 30,         Ended September 30,
                                                        ---------------------------    --------------------------
                                                             2005           2004           2005           2004
                                                        ------------   ------------   ------------   ------------
      SALES                                             $ 14,273,618   $  8,662,297   $ 42,424,253   $ 25,503,319
      COST OF GOODS SOLD                                   7,529,262      4,800,250     22,420,317     13,376,172
                                                        ------------   ------------   ------------   ------------

               Gross Profit                                6,744,356      3,862,047     20,003,936     12,127,147
                                                        ------------   ------------   ------------   ------------

      OPERATING AND ADMINISTRATIVE
      EXPENSES:
               Distribution expenses                       3,170,934      2,407,759      9,971,876      7,527,697
               General and administrative expenses           866,179        125,560      1,646,154        826,871
               Other operating expenses                            -         71,931              -         96,034
               Depreciation                                  351,192         16,164        589,800         51,117
                                                        ------------   ------------   ------------   ------------

                                                           4,388,305      2,621,414     12,207,830      8,501,719
                                                        ------------   ------------   ------------   ------------

               Income from operations                      2,356,051      1,240,633      7,796,106      3,625,428
                                                        ------------   ------------   ------------   ------------

      OTHER INCOME (EXPENSE):
               Other income (expenses)                        17,269         (3,156)        79,405          5,201
               Gain on disposal of assets                          -              -              -          2,628
               Interest and finance costs                   (194,621)       (22,083)      (240,234)       (44,248)
                                                        ------------   ------------   ------------   ------------

                                                            (177,352)       (25,239)      (160,829)       (36,419)
                                                        ------------   ------------   ------------   ------------

      MINORITY INTEREST                                            -         29,192              -         29,192
                                                        ------------   ------------   ------------   ------------

      INCOME BEFORE INCOME TAXES                           2,178,699      1,244,586      7,635,277      3,618,201

      (PROVISION FOR) BENEFIT FROM
      INCOME TAXES                                                 -              -              -        261,621
                                                        ------------   ------------   ------------   ------------

      NET INCOME                                           2,178,699      1,244,586      7,635,277      3,879,822

      Other comprehensive income, net of tax:
               Foreign currency translation adjustment       662,098              -        662,098              -
                                                        ------------   ------------   ------------   ------------

      TOTAL COMPREHENSIVE INCOME                        $  2,840,797   $  1,244,586   $  8,297,375   $  3,879,822
                                                        ============   ============   ============   ============

      BASIC NET INCOME PER COMMON SHARE                 $       0.16   $       0.10   $       0.55   $       0.33
                                                        ============   ============   ============   ============

      WEIGHTED AVERAGE BASIC SHARES OUTSTANDING           13,978,246     11,944,318     13,765,204     11,815,890
                                                        ============   ============   ============   ============

      DILUTED NET INCOME PER COMMON SHARE               $       0.14   $       0.09   $       0.49   $       0.30
                                                        ============   ============   ============   ============

      WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING         15,751,215     12,987,174     15,538,173     12,858,746
                                                        ============   ============   ============   ============

                 See accompanying notes to financial statements.

                               AMERICAN DAIRY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended September 30,
                                                                        2005           2004
                                                                     ------------   -----------
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                     $  7,635,277   $ 3,879,822
      Adjustments to reconcile net income to operating activities -
                Depreciation                                              589,800       232,918
                Compensation expense for stock issued                     940,240             -
                Foreign currency translation adjustment                   662,098
                Gain on disposal of assets                                      -        (2,628)
      Changes in assets and liabilities:
      (Increase) decrease in -
                Accounts and notes receivable                          (3,610,989)   (1,611,708)
                Other receivables                                      (2,257,920)     (424,178)
                Amounts due from related parties                                -       122,082
                Inventories                                            (5,118,411)   (2,190,877)
                Prepaid expenses                                         (221,156)      653,555
                Advances to suppliers                                    (734,309)      113,621
                Other tax refundable                                      (28,374)      268,672
      Increase (decrease) in -
                Accounts payable and accrued expenses                    (714,169)    3,321,287
                Advances from related parties                             604,393       700,177
                Advances from employees                                   556,013       159,300
                Deferred income                                        (6,635,090)   (1,535,019)
                Tax payable                                                     -       174,569
                                                                     ------------   -----------

      Net cash provided by (used by) operating activities              (8,332,597)    3,861,593
                                                                     ------------   -----------

      CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchase of fixed assets                               (8,822,154)   (2,864,007)
                Payments received on note receivable                       52,454       137,681
                Contributions by minority interest                        599,074       151,622
                Deposit on land, building and equipment                         -       417,678
                Additions to construction in progress                  (1,456,977)   (4,989,259)
                                                                     ------------   -----------

      Net cash (used by) investing activities                          (9,627,603)   (7,146,285)
                                                                     ------------   -----------

      CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from short-term debt                           7,082,255       302,118
                Proceeds from long-term debt                            5,020,542             -
                Proceeds from stock issuance                              550,000     1,735,428
                Increase in capital reserve                                     -       230,676
                Repayment of short-term loans                                   -      (483,278)
                Repayment of long-term loans                              (74,771)            -
                Purchase obligation                                             -       (72,463)
                                                                     ------------   -----------

      Net cash provided by financing activities                        12,578,026     1,712,481
                                                                     ------------   -----------

      NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  (5,382,174)   (1,572,211)

      CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    6,645,197     3,040,600
                                                                     ------------   -----------

      CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  1,263,023   $ 1,468,389
                                                                     ============   ===========

                               AMERICAN DAIRY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                Interest paid, net of capitalized amounts                           $  79,145  $      -
                                                                                    =========  ========

                Income taxes paid                                                   $       -  $      -
                                                                                    =========  ========

      SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                Stock issued for services                                           $ 940,240  $      -
                                                                                    =========  ========

                  See accompanying notes to financial statements.

                              AMERICAN DAIRY, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

      Currently, the principal core activity of AFC is investment holdings, while the principal core activities of Feihe Dairy, Sanhao Dairy and BiaQuan Dairy are manufacturing and distribution of dairy milk powder products under the Feihe trademarks. The principal core activity of Shanxi is the production and distribution of walnut powder. The subsidiaries' principal country of operations is The People's Republic of China ("PRC").

      Heilongjiang Feihe Dairy Co. Limited ("Feihe Dairy") was registered in Heilongjiang Province, in The People's Republic of China ("PRC") as a

                              AMERICAN DAIRY, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

      AFC's 60% owned subsidiary Shanxi Feihesantai Biotechnology Scientific Commercial Co., Limited (Shanxi) was registered in Shanxi province, in The People's Republic of China ("PRC") as a limited liability Company on April 15, 2004, with a registered capital of $402,174 (Rmb.3,330,000) and a defined period of existence of 15 years to April 15, 2019. Shanxi's remaining 40% of registered capital of $402,174 (Rmb.3,330,000) is owned by Licheng Shantai Technology Enterprises Co., Limited.

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

      As of September 30, 2005, Feihe Dairy had a new production facility, Feihe Industrial Park, under construction. Construction is substantially complete as of September 30, 2005, and production is anticipated to commence in October 2005. Additionally, Shanxi's principal production facility was substantially completed as of September 30, 2005, with operations and sales anticipated to commence by the end of October 2005.

2.    BASIS OF PREPARATION OF FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes.

                              AMERICAN DAIRY, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of American Dairy, Inc. and subsidiaries as of September 30, 2005, and the results of their operations for the three and nine month periods ended September 30, 2005 and 2004, and their cash flows for the nine month periods ended September 30, 2005 and 2004. The results of operations for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the entire year.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following is a summary of significant accounting policies:

      CONSOLIDATION POLICY - All significant inter-company transactions and balances within the Company are eliminated in consolidation.

      CASH AND EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value.

      ACCOUNTS RECEIVABLE - Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of September 30, 2005, no provision for doubtful accounts was considered necessary.

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

                              AMERICAN DAIRY, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

      Other income includes compensations received from the State Bureau as incentive to relocate from the previous factory premises, profit from the sales of raw materials to third parties and write back of long outstanding trade payables.

      FOREIGN CURRENCIES - The Company's principal country of operations is in The People's Republic of China. The financial position and results of operations of the Company are determined using the local currency ("Renminbi" or "Yuan") as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency ("US Dollars") are dealt with as an exchange fluctuation reserve in shareholders' equity.

      Historically the local currency's exchange rate had been tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005 the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of September 30, 2005 the exchange rate was 8.11 per US Dollar.

      TAXATION - Taxation on overseas profits has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the country in which the Company operates.

      Provision for the PRC income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.

                              AMERICAN DAIRY, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

      PRODUCT DISPLAY FEES - The Company has entered into a number of agreements with the resellers of its products, whereby the Company pays the reseller an agreed upon amount to display its products. As prescribed by the Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer, the Company has reduced sales by the amounts paid under these agreements. For the nine months ended September 30, 2005 and 2004 these totaled $1,943,529 and $1,285,085 respectively. For the three months ended September 30, 2005 and 2004 these totaled $829,835 and $357,951 respectively.

                              AMERICAN DAIRY, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


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

      FAIR VALUE OF FINANCIAL STATEMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from staff, notes payable and other payables approximate their fair values as of September 30, 2005 because of the relatively short-term maturity of these instruments.

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

      RECLASSIFICATIONS - Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

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

                              AMERICAN DAIRY, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


      The Company is self insured for all risks and carries no liability or property insurance coverage of any kind.

5.    INVENTORIES

      Inventories consist of the following as of September 30, 2005:

      Raw and partially processed materials                     $  8,208,586
      Finished goods                                               1,952,223
                                                                ------------
                                                                $ 10,160,809
                                                                ============

6.    CONSTRUCTION-IN-PROGRESS

      The Company had two major construction projects under construction at September 30, 2005 as detailed below:

      Feihe Dairy processing facilities                         $ 11,681,083
      Shanxi walnut processing facility                            4,501,157
                                                                ------------
      Total                                                     $ 16,182,240
                                                                ============


      Pursuant to a Construction Contract dated July 25, 2004 with Heilongjiang Cultivation Co., Limited for the construction of new production factory facilities in Kedong County, Heilongjiang Province at the contract sum of $4,299,136 (Rmb.34,866,000), the construction of the new production factory facilities were expected to be completed by September 1, 2005. The construction is still in progress, although it is substantially complete as of September 30, 2005. The Directors expect that production will commence during the fourth quarter of 2005.

      Construction-in-progress also includes construction of the new walnut powder production and distribution facility of the Company's 60% owned subsidiary, Shanxi.

7.    NOTES PAYABLE

      During the quarter ended March 31, 2005, a short-term loan of $994,578 (Rmb. 8,066,027) was obtained from Beibei Food Factory to finance the Company's daily operations. This short-term loan is unsecured, interest free and is repayable on demand. The Company expects to repay this note before the end of 2005.

      Effective April 27, 2005, the Company closed an unregistered offering of its Series A Convertible Note in the principal amount of $3,000,000 that bears interest at 6 1/2% per annum for a term of one year. This principal and accrued interest is convertible into the common stock of the Company at $8.00 per share at any time during the term of the note.

      On June 24, 2005, the Company obtained a short-term loan of $3,082,614 from China Construction Bank. This loan matures on June 20, 2006, is secured by plant and machineries, and bears interest at 6.696% per annum payable on the 20th day of each month.

                              AMERICAN DAIRY, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

8.    LONG TERM DEBT

      At September 30, 2005, the Company had a 5.76% note payable to a financial institution. This note is secured by a building. This note is to be repaid in monthly principal payments of $7,655 plus interest over 96 months.

      Effective June 30, 2005, the Company closed an unregistered offering of two Series B Convertible Notes in the principal amount of $5,000,000 that bear interest at 7 1/2% per annum for a term of two years. The principal and accrued interest are convertible into the common stock of the Company at $10.00 per share at any time during the term of the note. The Company received payment of $2,500,000 for one note during the quarter ended June 30, 2005, and received the second payment of $2,500,000 in August 2005, at which time such second note was executed.

      Principal payments due by year for the next five years and thereafter on these notes are as follows:

      Fiscal year ended December 31,                                Amount

      2005                                                      $   102,957
      2006                                                          338,469
      2007                                                        5,091,860
      2008                                                           91,860
      2009                                                           91,860
      Thereafter                                                    191,387
                                                                -----------
      Total                                                     $ 5,908,393

9.    RELATED PARTY TRANSACTIONS

      At September 30, 2005, the Company had a balance to directors/shareholders in the amount of $1,745,974. These advances are non-interest bearing and have no repayment terms.

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

      There are no material timing differences between the reporting of book and taxable income which would give rise to a deferred income tax asset or liability as of September 30, 2005.

                              AMERICAN DAIRY, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

11.   EARNINGS PER SHARE

      SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per shares (EPS) computations. The following reconciles the components of the EPS computation:

                                       Income       Shares     Per Share
                                     (Numerator) (Denominator)   Amount
                                     -------------------------   ------

      For the three months ended
      September 30, 2005

      Basic EPS income available to
      Common shareholders              $2,178,699  13,978,246  $   .16

      Effect of dilutive securities:

      Warrants issued                               1,772,969  $   .02


      Diluted EPS income available to  $2,178,699  15,751,215  $   .14
      Common

      For the three months ended
      September 30, 2004

      Basic EPS income available to    $1,244,586  11,944,318  $   .10
      Common shareholders

      Effect of dilutive securities:

      Warrants issued                               1,042,856  $   .01

      Diluted EPS income available to  $1,244,586  12,987,174  $   .09
      Common

      For the nine months ended
      September 30, 2005

      Basic EPS income available to
      Common shareholders              $7,635,277  13,765,204  $   .55

      Effect of dilutive securities:

      Warrants issued                               1,772,969  $   .06


      Diluted EPS income available to  $7,635,277  15,538,173  $   .49
      Common

      For the nine months ended
      September 30, 2004

      Basic EPS income available to    $3,879,822  11,815,890  $   .33
      common shareholders

      Effect of dilutive securities:

      Warrants issued                               1,042,856  $   .03

      Diluted EPS income available to  $3,879,822  12,858,746  $   .30
      common

                              AMERICAN DAIRY, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

      During the quarters ended June 30, 2005 and September 30, 2005, the Company issued Series A and Series B Convertible Notes Payable (See Notes 7 and 8). These notes allow the holder to convert each note to common stock of the Company at any time during the term of the note. At September 30, 2005, the effects of such a conversion on earnings per share were anti-dilutive.

12.   STOCK OPTIONS AND WARRANTS

      Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the "Plan") which reserved 3,000,000 shares of Common Stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. Compensation expense of $940,240 was recorded during the nine months ended September 30, 2005 related to the Plan. No compensation expense was recorded during the nine months ended September 30, 2004.

      As of September 30, 2005, the Company had 2,654,117 warrants outstanding at an average exercise price of $2.40 per warrant for one share each of the Company's common stock. The warrants will expire three years from the issuance date, with 828,571 expiring in 2006 and the balance of 1,825,546 expiring in 2007. During the quarter ended June 30, 2005, 314,285 warrants were exercised for $1.75 per share, resulting in proceeds of $550,000 to the Company.

                              AMERICAN DAIRY, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

13.   COMMITMENTS

      As of September 30, 2005, the Company has future commitments to acquire land use rights totaling $268,235, and to pay future advertising costs totaling $1,033,501.

      In accordance with the terms and conditions of a Sale and Purchase Agreement dated February 23, 2005 between Feihe Dairy and a vendor for the sale and purchase of a land use right in Beijing, in The People's Republic of China, Feihe Dairy agreed to acquire the commercial property for consideration of $987,863 of which three installments totaling $396,076 have been paid as of September 30, 2005.

      In accordance with the terms and conditions of a Sale and Purchase Agreement dated July 25, 2003, the Company has agreed to acquire land use rights and a factory in Kedong County for a total consideration of $400,966. At the Company's option the liability could be settled through payment of cash consideration or through the issuance of 200,000 shares of its common stock. This option had not expired as of September 30, 2005. The Company accrued the liability during the year ended December 31, 2004. As of September 30, 2005 the Company had not settled the commitment.

      In accordance with the terms and conditions of a Construction Contract (the "Contract") dated October 2, 2004 between Feihe Dairy and Eastern Liaoning Construction Co., Limited for the construction of steel frame of the new factory, the Company agreed to pay the steel frame of the new factory at the agreed total construction costs of $724,638 of which all amounts due under the contract have been paid as of September 30, 2005.

      In accordance with the terms and conditions of a Contract dated October 1, 2004, Feihe Dairy entered into a Sales and Purchase Contract (the "Contract") with Heilongjiang Da San Yuan Dairy Machinery Co., Limited for the design, manufacture and installation of production plant and machineries at a consideration of $7,234,300, all of which has been paid as of September 30, 2005.

      Pursuant to the Asset Purchase Agreement dated May 20, 2005, Nutricia Nutritionals Co., Limited, Heilongjiang agreed to sell and the Company agreed to purchase certain assets, operational agreements of business and inventories as listed at a consideration of $7,300,000 with respect to the assets and inventory of $130,000 totaling $7,430,000. As of September 30, 2005, all of the consideration has been paid by the Company.

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

(2) Plan of Operations

The predecessor of American Dairy, Inc. (the "Company") had been inactive for a number of years, and had no revenue from operations during the quarter ended September 30, 2005 or the quarter ended September 30, 2004.

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

The operations of the Company are conducted primarily through its wholly-owned subsidiary, Feihe Dairy, and Feihe Dairy's subsidiaries, Beijing Feihe and Baiquan Feihe, all of which are enterprises organized and operating in The People's Republic of China ("PRC"). Feihe Dairy engages in the production and distribution of milk powder, soybean milk powder and other dairy products in the PRC. The principal activities of Beijing Feihe are marketing and distribution of the Feihe Dairy Group's dairy and soybean products to principal agents in 25 provinces. Baiquan Feihe principal activities are the production and supply of processed milk together with Feihe Dairy for sale entirely to Beijing Feihe for distribution to third party customers and distributors. The products are sold primarily under the registered trademark "Feihe".

The Company and its subsidiaries believe that they have sufficient capital to meet their cash requirements at the present level of operations over the next twelve months. However, it is management's plan to expand the operations of American Dairy. Under these circumstances, the Company will need additional capital to fund such expansion efforts. There can be no assurance that the Company will be able to raise capital when desired, or on terms favorable to the Company.

American Dairy and its subsidiaries do not anticipate any significant changes in its number of employees over the next twelve months.

The Company's plan of operation will depend on its ability to continue its current operations and to gain greater market share in the PRC. There is no assurance that the operations of the Company will be successful.

(3) Results of Operations

Comparison of operations for the three months ended September 30, 2005 with the three months ended September 30, 2004:

The Company had a $934,113 or a 75% increase in net income to $2,178,699 during the three months ended September 30, 2005 from $1,244,586 for the comparable period in 2004. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales revenues increased by $5,611,321 or 65% quarter-on-quarter to $14,273,618 for the quarter ended September 30, 2005 compared to the same corresponding quarter in 2004 of $8,662,297. The third quarter's sales revenues represented average monthly sale revenues of $4,757,873 compared to the corresponding quarter in 2004 of $2,887,432. The reasons of the favorable variance in sales revenues for the third quarter ended September 30, 2005 were as follows:

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

- Increase in sales quantities of several major products such as milk powder with nucleotides series and CPP series in the third quarter of 2005 compared to the corresponding quarter in 2004 by approximately 78% and 76%, respectively.

- Extensive sales network enhances the distribution of Feihe Dairy's products to different provinces in the northeastern part of China - the "milk belt". It not only enhanced the popularity of 'Feihe' trademark, but also promoted the Feihe's products to remote areas in China.

- Increase in overall sales quantity by 565,848 kilograms or 18% quarter-on-quarter to 3,791,070 kilograms for the quarter ended September 30, 2005 compared to the same corresponding quarter of 3,225,222 kilograms in 2004.

- The dairy milk scandal in China in 2003 and 2004 and the resulting strict control over dairy producers' quality and ingredients drove many unscrupulous dairy producers and their tainted dairy products out of the market. Consumers concentrated on dairy products produced by such reputable dairy producers and Feihe Dairy.

The average selling price of all products during the quarter ended September 30, 2005 increased by 43% as compared to the quarter ended September 30, 2004. Accordingly, the favorable variance in sales revenues was mainly attributed to increases in sales volumes by 18% quarter-on-quarter and average selling price.

Cost of goods sold increased by $2,729,012 or 57% quarter-on-quarter to $7,529,262 for the quarter ended September 30, 2005 compared to the same corresponding quarter in 2004 of $4,800,250. Quarter-on-quarter increases in sales revenue of 65% exceeded increases in cost of goods sold of 57%.

Gross profit increased by $2,882,309 or approximately 75% quarter-on-quarter to $6,744,356 for the quarter ended September 30, 2005 compared to the same corresponding quarter in 2004 of $3,862,047. Gross profit margin increased to 47% for the quarter ended June 30, 2005 compared to 45% for the same corresponding quarter in 2004. The variance was principally due to an increase in sales volume and sales price.

Distribution and other operating costs represented expenditures in connection with the distribution of milk powder and soybean powder. Distribution expenses increased by $763,175 or 32% quarter-on-quarter to $3,170,934 for the quarter ended September 30, 2005 compared to $2,407,759 for the corresponding quarter in 2004. Variance in selling expenses was principally attributable to the increases in advertising and promotions costs, incentive bonuses, and transportation expenses, in excess of the decrease in salary expenses.

Administrative expense increased by $740,619 or 590% to $866,179 during the three months ended September 30, 2005 from $125,560 during the same period in 2004. The increase is due primarily to fees paid for commissions and listing fees and other administrative expenses at the parent level, as well as increases in administrative staff salaries, depreciation, and entertainment at the Feihe Dairy level.

Total other income/expenses increased by $20,425 quarter-on-quarter to $17,269 for the quarter ended September 30, 2005 compared to ($3,156) for the same corresponding quarter in 2004.

During the three months ended September 30, 2005 and 2004, the Company incurred $194,621 and $22,083, respectively, of interest and financing costs associated with debts.

Net income increased by $934,113 or 75% quarter-on-quarter to $2,178,699 for the quarter ended September 30, 2005 compared to the same corresponding quarter in 2004 of $1,244,586. The favorable variance in net income was mainly due to increases in gross profit by $2,882,309 or 75% quarter-on-quarter to $6,744,356 for the quarter ended September 30, 2005, in excess of increases in general expenses.

Comparison of operations for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004:

The Company had a $3,755,455 or 97% increase in net income from $3,879,822 during the nine months ended September 30, 2004 to $7,635,277 for the comparable period in 2005. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales increased by $16,920,934 or 66% from $25,503,319 for the nine months ended September 30, 2004 to $42,424,253 for the nine months ended September 30, 2005. The first nine months sales revenues represented average monthly sale revenues of $4,713,806 compared to the corresponding nine months in 2004 of $2,833,702.The reasons for the favorable variance in sales revenues for the nine months ended September 30, 2005 were as follows:

- Increased popularity of "Feihe" brand in mainland China following the successful advertising campaigns in previous years and extensive networks of principal agents in 25 provinces of the PRC.

- Demand was boosted by improved and high quality ingredients for several products such as Ca+Zn, CPP series, and nucleotides series, and the markets in the PRC generally accepted these products.

- Increase in sales quantities of several major products such as milk powder with nucleotides series and CPP series in the first nine months of 2005 compared to the corresponding period in 2004 by approximately 304% and 103%, respectively.

- Extensive sales network enhances the distribution of Feihe Dairy's products to different provinces in the northeastern part of China - the "milk belt". It not only enhanced the popularity of 'Feihe' trademark, but also promoted the Feihe's products to remote areas in China.

- Increase in overall sales quantity by 1,293,024 kilograms or 13% period-on-period to 11,405,336 kilograms for the nine months ended September 30, 2005 compared to the same corresponding period of 10,112,312 kilograms in 2004.

- The dairy milk scandal in China in 2003 and 2004 and the resulting strict control over dairy producers' quality and ingredients drove many unscrupulous dairy producers and their tainted dairy products out of the market. Consumers concentrated on dairy products produced by such reputable dairy producers and Feihe Dairy.

The average selling price of all products during the nine months ended September 30, 2005 increased by 48% as compared to the nine months ended September 30, 2004. Accordingly, the favorable variance in sales revenues was mainly attributed to increases in sales volume and average selling price.

Cost of goods sold increased by $9,044,145 or 68% from $13,376,172 for the nine months ended September 30, 2004 to $22,420,317 for the comparable period in 2005. Period-on-period increases in cost of goods sold of 68% had unfavorably exceeded increases in sales revenue of 66%.

Gross profit increased by $7,876,789 or approximately 65% from $12,127,147 for the nine months ended September 30, 2004 compared to the same corresponding nine months in 2005 of $20,003,936, mainly attributable to increase in sales volume and sales price. Gross profit margin decreased to 47% for the nine months ended September 30, 2005 compared to 48% for the same corresponding period in 2004, principally due to increases in certain raw materials, such as whey powder, sugar and fat free powder.

Distribution expenses increased by $2,444,179 or 32% from $7,527,697 in the nine months ended September 30, 2004 to $9,971,876 for the comparable period in 2005. Variance in selling expenses was principally attributable to the increases in advertising expenses, incentive bonus, transportation expenses, and sundry expenses.

Administrative expenses increased by $819,283 or 99% from $826,871 during the nine months ended September 30, 2004 to $1,646,154 during the same period in 2005. This increase is due primarily to increases in administrative salaries and other administrative costs associated with increased sales, as well as increased administrative expenses incurred at the parent level.

During the nine months ended September 30, 2005 and 2004, the Company incurred $240,234 and $44,248, respectively, in interest and financing costs associated with debts.

Net income increased by $3,755,455 or 97% to $7,635,277 for the nine months ended September 30, 2005 compared to the same corresponding nine months in 2004 of $3,879,822. The favorable variance in net income was mainly due to increases in gross profit by $7,876,789 or 65% period-on-period to $20,003,936 for the nine months ended September 30, 2005, in excess of increases in general expenses.

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

Effective June 30, 2005, the Company closed an unregistered offering of two of its Series B Convertible Notes in the principal amount of $5,000,000 which bear interest at 7 1/2 % per annum for a term of two years, which are convertible into the Common Stock of the Company at $10.00 per share at any time during the two-year term of the note. The Company received payment of $2,500,000 in the second quarter, and received the second payment of $2,500,000 in August 2005. The sale was made to one accredited institutional investor, as defined by Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The offering was made in reliance upon an exemption from registration under Section 4 (2) of the Act. The proceeds will be used primarily towards the payment of the costs of acquisitions by the Company, and for working capital.

(5) Contractual Obligations

The following table is a summary of the Company's contractual obligations as of September 30, 2005:

                                                       Less Than One
                                       Total         Year      1-3 Years    Thereafter
                                     ----------   ----------   ----------   ----------
Operating Leases                     $  268,235   $    2,568   $   18,018   $  247,649
Unconditional Purchase Obligations    1,033,501    1,033,501           --           --
Long-Term Debt                        5,908,393      349,564    5,275,580      283,249
                                     ----------   ----------   ----------   ----------
Total Contractual Cash Obligations   $7,210,129   $1,385,633   $5,293,598   $  530,898


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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

N/A

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

      On September 13, 2005, the Company issued a total of 27,000 shares of its restricted common stock to the members of the Board of Directors as annual directors' fees in the amount of 4,500 shares to each director, including Mr. Leng You Bin, Liu Hua, Lui Sheng-Hui, Hui Lan Lee, Dr. Kevin L. Tseng, and Kirk
G. Downing, in reliance upon Section 4(2) under the Securities Act of 1933.

      On September 13, 2005, the Company issued a total of 20,000 shares of its restricted common stock to four consultants to the Company for services; 5,000 shares each to Charles Hung, Jr., Trang Chong Hung, Mathew Wong and Liu Gang in reliance upon Section 4(2) under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEMS 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits .

3.1   Articles of       Articles of Incorporation of American Dairy, as
      Incorporation     amended, are incorporated herein by reference to
                        Exhibit 3.1 to its registration statement on Form
                        10-SB, as filed with the Securities and Exchange
                        Commission on September 16, 1999.

3.2   Amendment to      Amendment to Articles of Incorporation of American
      Articles of       Dairy dated May 6, 2003 is incorporated herein by
      Incorporation     reference to Exhibit 3.2 to its Form 10-KSB Annual
                        Report, as filed with the Securities and Exchange
                        Commission on April 5, 2004.

3.3   By-Laws           By-Laws of American Dairy are incorporated herein by
                        reference to Exhibit 3.2 to its registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 16, 1999.

10    Material
      Contracts

10.1  Asset Purchase    Asset Purchase Agreement dated May 20, 2005, with
      Agreement         Nutricia Nutritionals Co., Ltd. of Hei Long Jiang (with
                        all Exhibits) is incorporated by reference to the Form 8-k current report filedby American Dairy on May 26, 2005

10.2  Stock Incentive   2003 Stock Incentive Plan is incorporated by reference
      Plan              to Exhibit 10 to American Dairy's Form S-8 registration
                        statement filed on April 4, 2005 (File No. 333-123932).

10.3 Series A convertible Note that matures on April 25, 2006 ($3,000,000) is incorporated by reference to Exhibit 10.1 to the Form 10-QSB of American Dairy for the period ended June 30, 2005.

10.4 Series B Convertible Note that matures on June 30, 2007 ($2,500,000) is incorporated herein by refence to Exhibit 10.2 to the Form 10-QSB of American Dairy for the period ended June 30, 2005.

10.5  Series B Convertible Note that matures Auguest 13, 2007 ($2,500,000)

31.1  Certification of Leng You-Bin

31.2  Certification of Liu Hua

32.1  Certification of Leng You-Bin and Liu Hua


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     American Dairy, Inc.
Date: November 14, 2005        By: /s/ Leng You-Bin
                                     -------------------------------------
                                     Leng You-Bin
                                     Chief Executive Officer and President

                               By: /s/ Lui Hua
                                     -------------------------------------------
                                     Lui Hua
                                     Chief Financial Officer, Secretary,
                                     Treasurer and principal accounting officer.