Form 10-K
period 2005-12-31
AMERICAN DAIRY INC
filed 2006-03-31
CIK 789868

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

                         Commission File Number: 0-27351


                              American Dairy, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)


           Utah                                             87-0445575
------------------------------                    ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or organization)                          Identification No.)


                      C-16 Shin Chen International Building
                   No. 10, Jiu-shen Road, Zho Yan Chu, Beijing
                         The People's Republic of China
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 011-0452-4312688

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class             Name of each exchange on which registered
       ----------------------          -----------------------------------------
       Common Stock                    NYSE Archipelago Exchange (ArcaEx)

Securities registered under Section 12(g) of the Exchange Act:

                                       N/A
                        ---------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. |_| Yes |X| No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_| Yes |X| No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter closing price: $29,020,324.


              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: the number of shares of the registrant's common stock outstanding as of March 29, 2006 was 14,132,824 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

PART I

Item 1.    Business                                                            4
Item 1A.   Risk Factors                                                       10
Item 1B.   Unresolved Staff Comments                                          13
Item 2.    Properties                                                         14
Item 3.    Legal Proceedings.                                                 14
Item 4.    Submission of Matters to a Vote of Security Holders.               14

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                  15
Item 6.    Selected Financial Data.                                           17
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                         17
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.        23
Item 8.    Financial Statements and Supplementary Data.                       23
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.                                          23
Item 9A.   Controls and Procedures.                                           23
Item 9B.   Other Information.                                                 23

PART III
Item 10.   Directors and Executive Officers of the Registrant.                23
Item 11.   Executive Compensation.                                            24
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters.                                   26
Item 13.   Certain Relationships and Related Transactions.                    27
Item 14.   Principal Accounting Fees and Services.                            28

PART IV
Item 15.   Exhibits, Financial Statement Schedules.                           29

Signatures

Exhibit Index

PART I

Item 1. Business.

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

      Effective May 7, 2003, American Dairy completed the acquisition of 100% of the issued and outstanding capital stock of American Flying Crane Corporation(formerly called American Dairy Holdings, Inc.) ("AFC"), a Delaware corporation. As a result, AFC become a wholly-owned subsidiary of American Dairy. In addition, American Dairy amended its Articles of Incorporation to change its name to "American Dairy, Inc." and completed a one-for-nineteen (1-for-19) reverse split of its Common Stock. AFC holds 100% of the issued and outstanding capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") in The People's Republic of China. The principal activity of Feihe Dairy is the production and distribution of milk powder and other dairy products. Feihe Dairy has three wholly-owned subsidiaries, Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy") and BaiQuan Feihe Dairy Co., Limited ("BaiQuan Dairy"), that are engaged in the production and supply of processed milk and soybean products for Feihe Dairy, and has a subsidiary Beijing Feihe Biotechnology Scientific and Commercial Co., which is the marketing company for Feihe Dairy.

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

      2. a one-for-nineteen (1-for-19) reverse split of the Common Stock of American Dairy; and

      2. the establishment of its 2003 Stock Incentive Plan covering 3,000,000 shares of Common Stock for its key employees, including officers, employees, directors and consultants.

Current Corporate Structure

      The following chart reflects the current corporate structure of the American Dairy entities:

                              American Dairy, Inc.
                   (formerly named "Lazarus Industries, Inc.)
                   ------------------------------------------
                                  Owns 100% of
                        American Flying Crane Corporation
                        ---------------------------------
                                  Owns 100% of
                      Heilongjiang Feihe Dairy Co., Limited
                      -------------------------------------
       Owns 60% of                   Owns 100% of               Owns 100% of
   Shanxi Feihesantai          BaiQuan Feihe Dairy      Beijing Feihe Biotech-
 Biotechnology Scientific         Co., Limited           nology Scientific and
and Commercial Co. Limited                              Commercial Co. Limited
--------------------------     -------------------      ----------------------

Heilongjiang Feihe Dairy Co., Limited and Subsidiaries

      Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and its subsidiaries are companies organized under the laws of The People's Republic of China ("China" or "PRC").

      The history of Feihe Dairy commenced in 1962 when its predecessor, Heilongjiang Zhaoguang Hongguang Dairy Plants ("Hongguang Dairy Plant") was established as a wholly - owned State Enterprise, whose principal activities were the production and distribution of powdered milk in China. The Hongguang Dairy Plant was located at Zhaoguang Livestock Farm of Zhaoguang Agro-Cultivated Bureau and its production capability was five tons a day and its main sales territory was Shangdong Province.

      In 1982, Heilongjiang Zhaoguang Dairy Plants ("Zhaoguang Dairy"), another State Enterprise, was established at Zhaoguang Plantation near BeiAn City. In 1984, Hongguang Dairy Plants and Zhaoguang Dairy were merged into Heilongjiang Zhaoguang Dairy Plants. The State continued to retain ownership of the merged Heilongjiang Zhaoguang Dairy Plants.

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

      During 2004, American Dairy merged Sanhao Dairy into BaiQuan Feihe Dairy Co., Limited and consolidated their operations.

      During April 2004, American Dairy established a 60% owned subsidiary called Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited ("Shanxi Feihesantai"), a limited liability company registered in Shanxi Province in The People's Republic of China. The remaining 40% owner of Shanxi Feihesantai is Licheng Shantia Technology Enterprises Limited, an unaffiliated company. The business of Shanxi Feihesantai is the production and distribution of walnut power and other walnut products.

During June 2005, American Dairy purchased a milk powder processing facility from Nutricia Nutritionals Co. of Hei Long Jiang for $7,300,000 and its inventory for $130,000. American Dairy also has acquired 19 milk collection stations in this transaction.

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

Milk Processing Facilities

      American Dairy has the following principal operating milk powder production and packaging plants.

      American Dairy has a milk powder processing plant called Sanhao Dairy in Kedong County in the City of QiQiHaEr, in Heilongjiang Province, China. American Dairy acquired this plant in March 2001 for $461,632. The land is approximately 47,640 square meters. The plant buildings have approximately 4,500 square meters of production space and has 720 square meters of office space, and is approximately 14 years old. Sanhao Dairy has approximately 236 production and packaging employees at this plant.

      American Dairy also has a milk powder processing plant called BaiQuan Dairy. American Dairy acquired this plant in January 2003 for $700,483. Additional land was subsequently acquired for $293,450 in March 2004. The land is approximately 40,000 square meters. The plant building has approximately 5,458 square meters of production space and has 800 square meters of office space, and is approximately 15 years old. BaiQuan Dairy has approximately 62 production and packaging employees.

      American Dairy has a milk powder packaging plant called Feihe Dairy in Kedong County in China that commenced milk powder processing production in August 2001. This plant is located at 1st Qingxiang Street, Kedong County, in the City of QiQiHaEr, in Heilongjiang Province, China. Feihe Dairy has approximately 134 packaging employees at this plant.

      American Dairy began building an additional new milk powder processing plant during 2004 in close proximity to its Sanhao Dairy plant in Kedong County. American Dairy acquired the land use rights to this location for $400,966. American Dairy entered into a construction contract to build the new plant for $4,210,870 (Rmb.34, 866,000). American Dairy has incurred construction costs and has ordered new milk powder processing machines and equipment from suppliers at a cost of $10,757,620 through December 31, 2005. This new plant was completed in December 2005.

During 2005, American Dairy entered into an Asset Purchase Agreement with Nutricia Nutritionals Co., Ltd. of Hei Long Jiang ("Nutritionals") in The People's Republic of China (the "PRC"). Nutritionals is a wholly-owned subsidiary of Royal Numico N.V., a public limited liability company organized in the Netherlands. The Agreement provided that Feihe Dairy would acquire substantially all of the assets of Nutritionals for $7,300,000 and its inventory for $130,000. The assets are comprised primarily of the land use rights and buildings of Nutritionals' milk powder plant in Hiilongjiang Province in the PRC and all of its milk powder processing equipment at its plant. The Company also acquired approximately 19 milk collection stations for the collection of raw milk to supply the processing plant. This milk powder plant is capable of processing approximately 8,100 tons of raw milk per month into approximately 1,620 tons of milk powder per month. The acquisition increased the production capacity of American Dairy's milk powder operations by approximately 60%.

      The existing production facilities of American Dairy employ approximately 578 total production personnel.

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

      Dairy Product Processing. American Dairy's products are made in small batches using minimal processing techniques to maintain freshness and allow maximum flavor and nutrition retention. They are made with wholesome ingredients. No chemicals or additives are employed. Because they are produced locally, our dairy products arrive to consumers in American Dairy's marketing area sooner after production than most other dairy products. To assure product quality, the beginning of each production run is sampled for flavor, aroma, texture and appearance. In addition, inspectors conduct spot-checks for bacteria and butterfat content in its products, as well as sanitary conditions in its facilities.
Product Sales

      The following table reflects the sales of the five principal products of American Dairy during the fiscal year ended December 31, 2005:

Walnut Powder Operations

      During April 2004, American Dairy established a 60% owned subsidiary called Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited ("Shanxi Feihesantai"), a limited liability company registered in Shanxi Province in The People's Republic of China. The business of Shanxi Feihesantai is the production and distribution of walnut powder and other walnut products. Shanxi Feihesantai was organized with $402,174 in registered capital.

      This plant was completed and began operations during October 2005.

                                             2005                                           2004
                        -------------------------------------------    -------------------------------------------

Product name             Quantity (Kg)       Amount     % of sales      Quantity (Kg)       Amount     % of sales
---------------------   ---------------   -----------   -----------    ---------------   -----------   -----------
Ca+Zn series(1)               4,722,624   $13,348,008            19%         4,719,669   $12,682,053            34%
CPP series(1)                 4,503,308   $24,700,822            35%         2,398,579   $12,609,205            34%
Soybean series(2)             1,781,052   $ 3,065,612            16%         2,199,445   $ 5,570,911            15%
Nucleotides series(1)         1,094,676   $11,017,136            10%           219,153   $ 2,418,618             6%
Rice cereal series(3)         2,664,230   $ 7,319,683             4%                 *   $         *

===================
      (1)   Milk powder product
      (2)   Soybean powder products
      (3)   Rice products

Customers

      No customers of American Dairy equaled or exceeded 10% of its sales during the years ended December 31, 2005, 2004 or 2003, except that one customer, Heilongjiang Changxin Dairy, represented approximately 15% of sales during 2005.

      American Dairy distributed its products to over 25 provinces in China during 2005. No province exceeded 10% of sales.

Research and Development

      American Dairy has six technicians engaged in research and development activities. These technicians monitor quality control at the milk processing plants of American Dairy to ensure that the processing, packaging and distribution of the milk products result in high quality premium milk products that are safe and healthy for its customers. These technicians also pursue methods and techniques to improve the taste and quality of its milk products and to evaluate new milk products for further production based upon changes in consumer tastes, trends and the introduction of competitive products by other milk producers.

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

Soy Bean and Rice Cereal

      American Dairy also produces soy bean powder and rice cereal which comprised 16% and 4% respectively of sales during the fiscal year ended December 31, 2005.

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

----------
      American Dairy incurred advertising costs of $3,380,218 during fiscal 2005, and incurred advertising costs of $2,742,257 during fiscal 2004.

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

      During April 2005, American Dairy issued a Series A Convertible Note for $3,000,000 that bears interest at 6 1/2 % per annum which is convertible into the common stock of American Dairy at $8.00 per share, and has a term of one year. From June to August 2005, American Dairy issued two Series B Convertible Notes for the total amount of $5,000,000 that bear interest at the rate of 7.5% per annum which are convertible into the common stock of American Dairy at $10.00 per share, and have a term of two years. The proceeds of the notes were applied primarily to acquisitions, including the acquisition of the milk powder plant and inventory from Nutricia Nutritionals Co., Ltd. of Hei Long Jiang.

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

Item 1A. Risk Factors.

General

      Expansion Risks of New Plants and Ventures. American Dairy anticipates that its proposed expansion of its milk processing plants may include the construction of new or additional facilities. American Dairy's cost estimates and projected completion dates for construction of new production facilities may change significantly as the projects progress. In addition, American Dairy's projects will entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings. A delay in scheduled openings will delay American Dairy's receipt of increased sales revenues.

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

      Risks of Changing Consumer Preferences. As is the case with other companies marketing dairy products, American Dairy is subject to changing consumer preferences and nutritional and health-related concerns. American Dairy believes that minimal processing and the absence of preservatives, additives, artificial sweeteners or artificial flavorings increases the attractiveness of its products to consumers. American Dairy's business could be affected by certain consumer concerns about dairy products, such as the fat, cholesterol, calorie, sodium, lactose content or contamination of such products. There is a significant percentage of customers in China who are lactose intolerant, and may therefore prefer other beverages. American Dairy could become subject to increased competition from companies whose products or marketing strategies address these consumer concerns more effectively.

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

      Risks of Growth on Quality of Dairy Products. American Dairy's products are manufactured in small batches with milk from the farms of local farmers. American Dairy believes that the small batch production methods it employs and the quality of the raw milk it uses contribute to the quality of its dairy products. There can be no assurance that the quality of American Dairy's dairy products will be maintained at increased levels of production. Increased production levels may cause American Dairy to modify its current manufacturing methods and will necessitate the use of milk from other additional sources. A decline in the quality of American Dairy's products could have a material adverse effect on American Dairy's business, operations and finances.

      Risks Regarding Supply of Raw Milk. The raw milk used in our products is supplied to American Dairy by numerous local farms under output contracts. American Dairy believes that its farmers can increase their production of raw milk. American Dairy further believes, however, that this supply may not be sufficient to meet increased demand for its products associated with its proposed marketing efforts. American Dairy believes that the supply of raw milk from its farmers should satisfy its requirements for raw milk for at least the next 12 months. Though American Dairy believes that additional raw milk is available locally, if needed, there is no assurance that American Dairy will be able to enter into arrangements with the producers of such milk on terms acceptable to American Dairy, if at all. An inadequate supply of raw milk will have a material adverse effect on its business, operations and finances.

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

      Competition Risks. The milk business is highly competitive and, therefore, American Dairy faces substantial competition in connection with the marketing and sale of its products. In general, milk products are price sensitive and affected by many factors beyond the control of American Dairy, including changes in consumer tastes, fluctuating commodity prices and changes in supply due to weather, production, feed costs and natural disasters. American Dairy's products compete with other premium quality dairy brands as well as less expensive, non-premium brands. American Dairy's milk faces competition from non-premium milk producers distributing milk in its marketing area; other milk producers packaging their milk in glass bottles, and other special packaging, which serve portions of its marketing area. Most of American Dairy's competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than American Dairy, and have products that have gained wide customer acceptance in the marketplace. The largest competitors of American Dairy are state-owned dairies owned by the government of China. Large foreign milk companies have also entered the milk industry in China. The greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to advertising claims by American Dairy. The milk industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. There can be no assurance that American Dairy will be able to compete successfully or that competitors will not develop products which will have superior qualities or which will gain wider market acceptance than its products.

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

      Risks of Government Regulation. American Dairy is subject to extensive regulation by China's Agricultural Ministry, and by other county and local authorities in jurisdictions in which its products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of its products. Applicable laws and regulations governing its products may include nutritional labeling and serving size requirements. American Dairy was awarded the ISO 9002 Quality Assurance Certificate in October 2000 and is in compliance with the ISO 9002 requirements with respect to its production processes. American Dairy's processing facilities and products are subject to periodic inspection by national, county and local authorities. American Dairy believes that it is currently in substantial compliance with all material governmental laws and regulations and maintains all material permits and licenses relating to its operations. Nevertheless, there can be no assurance that American Dairy will continue to be in substantial compliance with current laws and regulations, or whether American Dairy will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, American Dairy will be required to conform its activities in order to comply with such regulations. Failure by American Dairy to comply with applicable laws and regulations could subject American Dairy to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on its business, operations and finances.

      Risks of Doing Business in China. Doing business in China involves various risks including internal and international political risks, evolving national economic policies as well as financial accounting standards, expropriation and the potential for a reversal in economic conditions. Since the late 1970s, the government of the PRC has been reforming the Chinese economic system. These reforms have resulted in significant economic growth and social progress. These policies and measure may from time to time be modified or revised. Adverse changes in economic policies of the Chinese government or in the laws and regulations, if any, could have a material adverse effect on the overall economic growth of China, and could adversely affect our business operations.

      Risks of China Foreign Currecny Conversion Policies. The Chinese currency, "Renminbi", is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support our business operations in the future.

      We rely on the Chinese government's foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. We receive substantially all of our revenues in Renminbi, which is not freely convertible into other foreign currencies. In China, the government has control over Renminbi reserves through, among other things, direct regulation of the conversion or Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies which are required for "current account" transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government. This type of heavy regulation by the Chinese government of foreign currency exchange restricts certain of our business operations and a change in any of these government policies, or any other, could further negatively impact our operations.

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

      Dividends. Dividends paid to American Dairy, as the U.S. parent company, would be subject to U.S. corporate income tax. American Dairy has not accrued any tax liability associated with the possible payment of dividends to the U.S. parent company.

      No Bank Deposit Insurance. American Dairy maintains certain bank accounts in China that are not insured and are not protected by FDIC insurance or other insurance. As of December 31, 2005, American Dairy held $206,000 of cash balances in the United States of which $106,000 was in excess of five insurance limits.

      Risks of Limited Trademark Protection. American Dairy has obtained trademark registrations for the use of its tradename "Feihe", which has been registered with the Trademark Bureau of the State Administration for Industry and Commerce with respect to its milk products. American Dairy believes its trademark is important to the establishment of consumer recognition of its products. However, there can be no assurance as to the breadth or degree of protection that the trademarks may offer American Dairy, that American Dairy will have the financial resources to defend the trademarks against any infringement, or that such defense will be successful. Moreover, any events or conditions that negatively impact its trademarks could have a material adverse effect on its business, operations and finances.

      Proprietary Knowledge and Absence of Patent Protection Risks. American Dairy has no patents covering its products or production processes and expects to rely principally on know-how and the confidentiality of its formulae and production processes for its products and its flavoring formulae in producing a competitive product line. There is no assurance that any of these factors can be maintained or that they will afford American Dairy a meaningful competitive advantage.

Item 1B. Unresolved Staff Comments.

      Not applicable.

Item 2. Properties

      The principal executives of American Dairy are located at C-16 Shin Chen International Building, No. 10, Jui-shen Road. Zho Yan Chu, Beijing, The People's Republic of China. The building was acquired during 2003 at a purchase price of $1,200,861.

      American Dairy presently operates milk powder processing plants and also rice, soy beans and walnut processing facilities, and various warehouses in northern China, known as Feihe Dairy, Sanhao Dairy and BaiQuan Dairy.

      American Dairy has been in the process of constructing a new milk powder production facility in Kedong County, Heilongjiang Province in The People's Republic of China which was completed in December 2005. As of December 31, 2005, American Dairy has expended approximately $14,000,000 in construction and equipment costs plant.

      American Dairy has been in the process of completing the construction of a new plant in Shenyang in northeast China to product walnut powder, a new product of American Dairy. As of December 31, 2005, American Dairy has expended approximately $3,374,000 in construction costs. This facility was completed in December 2005.

      During 2005, American Dairy entered into an Asset Purchase Agreement with Nutricia Nutritionals Co., Ltd. of Hei Long Jiang ("Nutritionals") in The People's Republic of China ("PRC"). Nutritionals is a wholly-owned subsidiary of Royal Numico N.V., a public limited liability company organized in the Netherlands. The Agreement provided that American Dairy would acquire substantially all of the assets of Nutritionals for $7,300,000 and its inventory for $130,000. The assets are comprised primarily of the land use rights and buildings of Nutritionals' milk powder plant in Heilongjiang Province in the PRC and all of its milk powder processing equipment at its plant. American Dairy also acquired approximately 19 milk collection stations for the collection of raw milk to supply the processing plant.

      In January 2006, American Dairy entered into an Agreement with the government of Gannan County in Heilongjiang Province, PRC, to build a new milk processing plant. Under the terms of the Agreement, American Dairy will receive the rights to approximately 3,000,000 square feet of land, tax incentives, and subsidiaries for the construction of the new building. In addition, American Dairy will receive exclusive processing and distribution rights to the locally subsidized milk production. The government will also subsidize local farmers for the initial costs of acquiring up to 200,000 milk cows to increase the local production of milk.

      There is no private ownership of land in the PRC; all land ownership is held by the government of the PRC, its agencies and collectives. Land use rights are obtained from government for period ranging from 50 to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee.

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

Item 4. Submission of Matters to a Vote of Security Holders

   None

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

      American Dairy is authorized to issue 50,000,000 shares of Common Stock, $.001 par value per share. At December 31, 2005, there were 14,132,824 shares of Common Stock issued and outstanding that were held by 461 stockholders of record.

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

Transfer Agent and Registrar

      The transfer agent and registrar for American Dairy is Progressive Transfer Company, 1981 E. Murray Road, Suite 100, Salt Lake City, Utah 84117-5148; telephone (801) 272-9294.

Market for Common Stock.

      The following table sets forth the range of high and low closing bid prices per share of the Common Stock (former trading symbol ADIY) of American Dairy until April 18, 2005 (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions), and reflects closing sale prices of the Common Stock of American Dairy on the NYSE Archipelago Exchange (ArcaEx) (present trading symbol ADY) from April 18, 2005 through December 31, 2005.

                                High Closing       Low Closing
                                  Bid Prices       Bid Prices
                                -------------     -------------
Year Ended December 31, 2003:
1st Quarter                     $        0.11     $        0.05
2nd Quarter (1)                 $        2.00(2)  $        0.01
3rd Quarter                     $        1.30     $        0.10
4th Quarter                     $        3.00     $        1.30
---------------
Year Ended December 31, 2004:
1st Quarter                     $        2.00     $        2.00
2nd Quarter (1)                 $        3.00     $        2.00
3rd Quarter                     $        3.90     $        2.50
4th Quarter                     $        5.02     $        3.30
---------------
Year Ended December 31, 2005:
1st Quarter                     $        5.00     $        4.35
2nd Quarter (2)                 $        6.90     $        5.35
3rd Quarter                     $        8.35     $        6.30
4th Quarter                     $        8.00     $        5.25
-----------------------
(1) On May 7, 2003, the Company had a one-for-nineteen (1-for-19) reverse stock split of its outstanding Common Stock.

(2) On April 18, 2005, the Common Stock of American Dairy ceased trading on the NASD Electronic Bulletin Board over-the-counter market (OTC-BB), and trading of its Common Stock commenced on the NYSE Archipelago Exchange (ArcaEx).

      The closing sales price of the Common Stock of American Dairy on the NYSE Archipelago Exchange (ArcaEx) on March 29, 2006 was $12.00 per share.

      Compensation Plan. American Dairy has a 2003 Incentive Plan that authorizes the issuance of up to 3,000,000 shares of its Common Stock for stock options, SAR's and stock bonuses to its directors, officers, employees and consultants. As of December 31, 2005, stock optino and warrant awards have been made under the Plan as follows:

                           Number of securities to    Weighted-average
                           be issued upon exercise    exercise price of
                           of outstanding options,    outstanding warrants
                           warrants and rights        and rights
                           -----------------------    ---------------------
                                               (a)                       (b)
Equity compensation
plans approved by
security holders                               -0-                       -0-
3,000,000

Equity compensation
plans not approved by
security holders                              None                      None
None

Total                                          -0-                       -0-

      Sale of Unregistered Securities. During the three months ended December 31, 2005, American Dairy sold shares of its restricted Common Stock that were not registered under the Securities Act of 1933, as described below:

      During the three months ended December 31, 2005, warrants to purchase 114,285 shares of restricted common stock of American Dairy were exercised for $200,000, in reliance upon Section 4(2) under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial data of the Company for the years ended December 31, 2005, 2004, and 2003. The data are derived from our audited consolidated financial statements revised to reflect the reclassification of certain items. The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements, including the notes, appearing in elsewhere in this report.

                                         Year Ended       Year Ended        Year Ended
                                        December 31,      December 31,      December 31,
                                           2005               2004              2003
                                      ---------------   ---------------   ---------------
Revenues                              $    68,024,000   $    37,416,000   $    26,636,000
Cost of goods sold                    $    38,716,000   $    18,007,000   $    15,733,000
Distribution expenses                 $    16,743,000   $    13,486,000   $     7,899,000
General and administrative            $     2,483,000   $     1,313,000   $     1,670,000
Depreciation                          $       161,000   $        55,000   $       131,000
Other income                          $     2,221,000   $     1,489,000   $     1,197,000
Gain on disposal of assets            $         9,000   $         1,000   $            --
Interest expense                      $       523,000   $        49,000   $        25,000
Net income                            $    11,630,000   $     6,258,000   $     2,037,000
Other comprehensive income            $       605,000   $            --   $            --
Total comprehensive income            $    12,235,000   $     6,258,000   $     2,037,000
Basic net income per share            $           .83   $           .52   $           .19
Weighted average basic shares
outstanding                                13,931,000        12,077,000        10,536,000
Diluted net income per common share   $           .74   $           .47   $           .19
Weighted average diluted shares
outstanding                                16,057,000        13,456,000        10,536,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Accounting Estimates and Policies

      The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We must make estimates of the collectibility of accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use difference estimates.

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

RESULTS OF OPERATIONS

      The following table sets forth certain operating information regarding American Dairy, including its subsidiaries.

                                            2005            2004           2003
Revenues                            $ 68,024,000    $ 37,416,000   $ 26,636,000
Cost of good sold                   $ 38,716,000    $ 18,007,000   $ 15,733,000
Distribution expense                $ 16,743,000    $ 13,486,000   $  7,899,000
General and administrative expense  $  2,483,000    $  1,313,000   $  1,670,000
Depreciation                        $    161,000    $     55,000   $    131,000
Other income                        $  2,221,000    $  1,489,000   $  1,197,000
Gain on disposal of assets          $      9,000    $      1,000   $         --
Interest expense                    $   (523,000)   $    (49,000)  $    (25,000)
Net Income                          $ 11,630,000    $  6,528,000   $  2,036,000

Comparison of Years Ended December 31, 2005 and 2004

      Net income increased by 86% from $6,258,000 in 2004 to $11,630,000 for 2005. This increase in net income is attributable primarily to the following factors: (1) an 82% increase in sales; (2) a 49% increase in other income, offset in part by (i) a 17% decrease in gross profit margins from 52% in 2004 to 43% in 2005; (ii) a 24% increase in distribution expenses, (iii) an 89% increase in general and administrative expenses, and (iv) a 959% increase in interest expense.

      Revenues. Revenues increased by $30,608,000 or 82% from $37,416,000 in 2004 to $68,024,000 in 2005. This increase was due primarily to expanding market areas and adding new value added products. Increase in sales is due to the following factors:

   * Increased popularity of "Feihi" brand of mainland China following the successful advertising campaigns in the previous year and extensive networks of Agencies in 25 provinces;

   * Demands boosted by improved and high quality ingredients for several products such as Ca+Zn, CPP series, and nucleotides series and families or markets mostly accepted these products;

   * Increase in overall sales quantity by 3,732,107 kilograms or 28% year-on-year to 17,210,752 kilograms for the year ended December 31, 2005 compared to the same corresponding period of 13,478,645 kilograms in 2004; and

   * The dairy milk industry scandal in China in 2003 and the resulting strict control over dairy producers (quality and ingredient contains) drove many unscrupulous Dairy producers and their tainted dairy products out of the market. Consumers concentrated on dairy products produced by such reputable dairy producers as Feihe Dairy.

   * Increase in sales quantities of several high profit margin major products such as:

      * Milk powder with Ca+Zn totaling 4,722,624 kilograms (2004: 4,719,669 kilograms) by 0.06% year-on-year;

      * CPP services totaling 4,503,308 kilograms (2004: 2,398,579 kilograms) by 88% year-on-year; and

      * Nucleotides series totaling 1,094,676 kilograms in 2005 (2004: 219,152 kilograms) by 400% year-on-year; and

      Cost of Goods Sold. Cost of goods sold increased 115% or $20,709,000 from $18,007,000 in 2004 to $38,716,000 in 2005. This increase is due to the following factors (1) a 28% increase in sales volumes (2) a 49% increase in direct materials cost per kilogram from $1.35 in 2004 to $2.00 in 2005 (3) a 25% increase per kilogram in direct labor cost from $.04 in 2004 to $.05 in 2005, and (4) a 120% increase in manufacturing overhead from $.05 per kilogram in 2004 to $.11 per kilogram in 2005. The increase in direct materials cost is due primarily to the increased use of nutritional supplements used primarily in higher end products. The increase in labor and overhead cost is attributable to the new production facilities coming on line which were not yet operating a capacity.

      Distribution Expenses. Distribution expenses for the year ended December 31, 2005 were $16,743,000, an increase of $3,257,000 or 24% from the prior year's distribution expenses of $13,486,000. The principal reasons for the increase were substantial increases in advertising expense, promotional expenses, distribution salaries, and transportation expense which were incurred to expand market areas.

      General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2005 were $2,483,000, an increase of $1,170,000 or 89% from the prior year's general and administrative expenses of $1,313,000. The principal reason for the increase was mainly due to increases in depreciation expenses, education expenses, entertainment, office expenses, union expenses, transportation expenses, bad debts, and staff salaries, as well as an increase in expense for consulting services incurred at the parent company level.

      Depreciation Expense. Depreciation expense for the year ended December 31, 2005 was $161,000 and $839,000, for general and administrative and cost of goods sold depreciation, respectively, resulting in increases of $106,000 and $632,000, respectively, compared to the year ended December 31, 2004, which reflected general and administrative and cost of goods sold depreciation of $55,000 and $207,000, respectively. This increase is due primarily to substantial additions of buildings, plant and machinery in Feihe Dairy and Shanxi Feihe during 2005.

      Interest Expense. Interest expense for the year ended December 31, 2005 was $523,000 as compared to $49,000 for the prior year. This increase was due primarily to interest accrued on convertible notes issued in 2005, as well as increases in exchange loss and interest expense arising from new short-term loans.

      Income Taxes. Income tax benefit decreased by $262,000 from $262,000 of benefit in 2004 to $-0- in 2005. This was due primarily to reversal of a 2003 tax actual on BiaQuan Dairy which was waived by the taxing authorities in 2004.

Comparison of Years Ended December 31, 2004 and 2003

      Net income increased by 207% from $2,036,000 in 2003 to $6,258,000 for 2004. This increase in net income is attributable primarily to the following factors: (1) a 40% increase in sales; (2) a 35% increase in gross profit margins from 41% in 2003 to 52% in 2004; and (3) a 70% increase in distribution expenses, offset in part by: (i) a 21% decrease in general and administrative expenses, and (ii) a $600,134 decrease in enterprise income tax expense.

      Revenues. Revenues increased by $10,780,000 or 40% from $26,636,000 in 2003 to $37,416,000 in 2004. This increase was due primarily to expanding market areas and adding new value added products. Increase in sales is due to the following factors:

      * Increased popularity of "Feihe" brand of mainland China following the successful advertising campaigns in the previous year and extensive networks of Agencies in 25 provinces;

--------
      Other Income. Other income which consist primarily of VAT tax rebates provided by the provinces as an economic incentive, increased by $732,000 or 49% from $1,489,000 in 2004 to $2,221,000 in 2005 due primarily to increased sales volumes.

      * Demands boosted by improved and high quality ingredients for several products such as Ca+Zn CPP series and nucleotides series and families or markets mostly accepted these products;

      * Increase in overall sales quantity by 2,975,862 kilograms or 28% year-on-year to 13,478,645 kilograms for the year ended December 31, 2004 compared to the same corresponding period of 10,502,782 kilograms in 2003; and

      * The dairy milk industry scandal in China in 2003 and the resulting strict control over dairy producers (quality and ingredient contains) drove many unscrupulous Dairy producers and their tainted dairy products out of the market. Consumers concentrated on dairy products produced by such reputable dairy producers as Feihe Dairy. Increase in sales quantities of several high profit margin major products such as:

     * Milk powder with Ca+Zn totaling 4,719,669 kilograms (2003: 3,718,421 kilograms) by 26.9% year-on-year;

     * CPP services totaling 2,398,578 kilograms (2003: 785,483 kilograms) by 205% year-on-year; and

     *     Nucleotides  series totaling 219,152  kilograms in 2004 (2003:
            27,155 kilograms) by 707% year-on-year.

      Cost of Goods Sold. Cost of goods sold increased 14% or $2,274,000 from $15,733,000 in 2003 to $18,007,000 in 2004. This increase is due primarily to a 28% increase in sales volume offset in part by a 38% improvement in unit gross profit margins from $1.04 kilogram in 2003 to $1.44 per kilogram in 2004. The improved gross profit margins were due to increases in sales of high gross profit product and improved manufacturing efficiencies which were obtained as new processing facilities came on line during the year, offset in part by an overall 10% increase in the cost of raw materials.

      Distribution Expenses. Distribution expenses for the year ended December 31, 2004 were $13,486,000, an increase of $5,587,000 or 71% from the prior year's distribution expenses of $7,899,000. The principal reasons for the increase were substantial increases in advertising expense, distribution salaries, and transportation expense which were incurred to expand market areas.

      General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2004 were $1,313,000, a decrease of $357,000 or 21% from the prior year's general and administrative expenses of $1,670,000. The principal reason for the decrease was a reduction in consulting fees incurred at the parent company level from 2003 to 2004.

      Depreciation Expense. Depreciation expense for the year ended December 31, 2004 was $55,000 and $207,000, respectively, for the year ended December 31, 2004, an increase of $131,000 from the prior years depreciation expense of $131,000 which was included in operating and administrative expenses. This increase is due primarily to substantial additions of buildings, plant and machinery in Feihe Dairy and BaiQuan Feihe during 2004.

      Interest Expense. Interest expense for the year ended December 31, 2004 was $49,000 as compared to only $25,000 for the prior year. This increase was due primarily to increases in exchange loss and interest expenses arising from short-term loans repaid in 2004 and a bank loan to finance the acquisition of the Beijing office.

-------
      Other Income. Other income which consist primarily of VAT tax rebates provided by the provinces as an economic incentive, increased by $292,000 or 24% from $1,197,000 in 2003 to $1,489,000 in 2004 due primarily to increased sales volumes.

      Income Taxes. Income tax expense decreased by $601,000 from $339,000 of expense in 2003 to $262,000 of income tax benefit in 2004. This was due primarily to reversal of prior year's tax actual on BiaQuan Dairy which was waived by the taxing authorities in 2004.

LIQUIDITY AND CAPITAL RESOURCES

      Operating Activities. Net cash flows provided by operating activities for the year ended December 31, 2005 was $7,927,000 compared with net cash flows provided by operating activities of $16,539,000 for the year ended December 31, 2004. This decrease in cash flows from operating activities was attributable primarily to an increase in accounts receivable of $5,176,000, and an increase in inventory of $4,580,000.

      Sale of Stock - During the fiscal year ended December 31, 2005, American Dairy realized $750,000 from the purchase of its Common Stock by warrant holders pursuant to the exercise of such warrants.

      Working Capital - At December 31, 2005, the Company had a negative working capital of $(1,926,000).

      CONTRACTUAL OBLIGATIONS - As of December 31, 2005, the Company had the following contractual obligations:

                                                         Payments due by period
                             ---------------------------------------------------------------
                                           Less than      1-3          3-5        More than
Contractual obligations         Total       1 year       years        years       5 years
-----------------------      ----------   ----------   ----------   ----------   ----------
Long-term debt obligations   $5,646,000   $  102,000   $5,184,000   $  184,000   $  176,000

Purchase obligation for         604,000      604,000           --           --           --
building acquisition

Purchase obligations for        273,000        6,000       12,000       12,000      243,000
land use rights

Purchase obligations for      3,429,000    3,429,000           --           --           --
advertising contracts
                             ----------   ----------   ----------   ----------   ----------

Total                        $9,952,000   $4,141,000   $5,196,000   $  196,000   $  419,000
                             ==========   ==========   ==========   ==========   ==========


Critical Accounting Policies

      Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

      In preparing our consolidated financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible asset impairment charges, provisions for uncollectible accounts receivable, exposures under contractual indemnifications and various other recorded or disclosed amounts. However, we believe that certain accounting policies are of more significance in our consolidated financial statement preparation process than others, which policies are discussed following. See also Note 3 to the consolidated financial statements for a summary of our significant accounting policies.

      Estimates of Allowances for Bad Debts - The Company must periodically review its trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances.

      Estimate of the useful lives of property and equipment - The Company must estimate the useful lives and proper salvage values of property and equipment. The Company must also review it property and equipment for possible impairment or obsolescence.

      Inventory - The Company must determine whether it has any obsolete or impaired inventory.

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

      SFAS No. 152 "Accounting for Real Estate Time Sharing Transactions", SFAS No. 153 "Exchange of Nonmonetary Assets", SFAS No. 154 "Accounting for Changes and Error Corrections", SFAS No. 155 "Accounting for Certain Hybrid Financing Instruments", and SFAS No. 156 "Accounting for Servicing of Final Assets" were recently issued but have no current applicability to the Company and have no effect on the consolidated financial statements.

* Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      All of the operations of American Dairy are conducted in The People's Republic of China (the "PRC"), and the Renminbi is the national currency in which its operations are conducted. American Dairy has not utilized any derivative financial instruments or any other financial instruments, nor does it utilize any derivative commodity instruments in its operations, nor any similar market sensitive instruments.

      The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC foreign currency conversion policies which may change at any time. The exchange rate at December 31, 2005, was 8.11 Renminbi to 1 U.S. dollar, and the exchange rate is currently permitted to float within a very limited range. See
Item 1A - Risks of Doing Business in China.

* Item 8. Financial Statements and Supplementary Data

Please see the accompanying Financial Statements attached hereto beginning on page F-1.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
AMERICAN DAIRY, INC.


We have audited the accompanying consolidated balance sheets of American Dairy, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Dairy, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/  Murrell, Hall, McIntosh & Co., PLLP


Oklahoma City, Oklahoma
March 12, 2006

                               AMERICAN DAIRY INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004

                                     ASSETS
                                                                                     2005          2004
                                                                                 -----------   -----------
Current assets:
     Cash                                                                        $12,958,000   $ 6,645,000
     Accounts receivable
         Trade-net of allowance for bad debts of $309,461 and $0, respectively     4,133,000       671,000
         Employees                                                                   488,000       267,000
         Other                                                                     1,517,000       333,000
     Commercial note receivable - secured                                               --         218,000
     Inventories                                                                   9,622,000     5,042,000
     Prepaid expenses                                                                875,000       565,000
     Advances to suppliers                                                         1,216,000       308,000
     Other tax refundable                                                            501,000        37,000
                                                                                 -----------   -----------

              Total current assets                                                31,310,000    14,086,000
                                                                                 -----------   -----------

Property and equipment:
     Fixed assets, net of accumulated depreciation                                34,686,000     9,027,000
     Construction in progress                                                      3,374,000    14,721,000
                                                                                 -----------   -----------

                                                                                  38,060,000    23,748,000
                                                                                 -----------   -----------

Total assets                                                                     $69,370,000   $37,834,000
                                                                                 ===========   ===========

     See accompanying summary of accounting policies and notes to financial statements.

                               AMERICAN DAIRY INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                       2005           2004
                                                                    -----------   -----------
Current liabilities:
     Accounts payable and accrued expenses                          $11,855,000   $ 9,034,000
     Current portion of long term debt                                  102,000       118,000
     Advances from related parties                                      933,000     1,142,000
     Advances from employees                                            948,000       654,000
     Deferred income                                                 12,074,000     9,694,000
     Short-term notes and loans payable                               7,324,000       242,000
                                                                    -----------   -----------

         Total current liabilities                                   33,236,000    20,884,000
                                                                    -----------   -----------

Long term debt, net of current portion shown above                    5,543,000       598,000
                                                                    -----------   -----------

Minority interest                                                       494,000       180,000
                                                                    -----------   -----------

Stockholders' equity:
     Common stock, $.001 par value; 50,000,000 shares authorized;
         14,132,824 and 13,556,356 shares issued and
         outstanding at December 31, 2005 and 2004, respectively         14,000        14,000
     Additional paid-in capital                                       9,209,000     7,519,000
     Retained earnings                                               20,269,000     8,639,000
     Accumulated other comprehensive income                             605,000          --
                                                                    -----------   -----------

         Total stockholders' equity                                  30,097,000    16,172,000
                                                                    -----------   -----------

Total liabilities and stockholders' equity                          $69,370,000   $37,834,000
                                                                    ===========   ===========

     See accompanying summary of accounting policies and notes to financial statements.

                               AMERICAN DAIRY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                                    2005            2004            2003
                                                ------------    ------------    ------------
SALES                                           $ 68,024,000    $ 37,416,000    $ 26,636,000
COST OF GOODS SOLD                                38,716,000      18,007,000      15,733,000
                                                ------------    ------------    ------------

      Gross Profit                                29,308,000      19,409,000      10,903,000
                                                ------------    ------------    ------------

OPERATING AND ADMINISTRATIVE
EXPENSES:
      Distribution expenses                       16,743,000      13,486,000       7,899,000
      General and administrative expenses          2,483,000       1,313,000       1,670,000
      Depreciation                                   161,000          55,000         131,000
                                                ------------    ------------    ------------

                                                  19,387,000      14,854,000       9,700,000
                                                ------------    ------------    ------------

      Income from operations                       9,921,000       4,555,000       1,203,000
                                                ------------    ------------    ------------

OTHER INCOME (EXPENSE):
      Other income (expenses)                      2,221,000       1,489,000       1,197,000
      Gain on disposal of assets                       9,000           1,000            --
      Interest and finance costs                    (523,000)        (49,000)        (25,000)
                                                ------------    ------------    ------------

                                                   1,707,000       1,441,000       1,172,000
                                                ------------    ------------    ------------

MINORITY INTEREST                                      2,000            --              --
                                                ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                        11,630,000       5,996,000       2,375,000

(PROVISION FOR) BENEFIT FROM
INCOME TAXES                                            --           262,000        (339,000)
                                                ------------    ------------    ------------

NET INCOME                                        11,630,000       6,258,000       2,036,000

Other comprehensive income:
      Foreign currency translation adjustment        605,000            --              --
                                                ------------    ------------    ------------

TOTAL COMPREHENSIVE INCOME                      $ 12,235,000    $  6,258,000    $  2,036,000
                                                ============    ============    ============

BASIC NET INCOME PER COMMON SHARE               $       0.83    $       0.52    $       0.19
                                                ============    ============    ============

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING         13,931,000      12,077,000      10,536,000
                                                ============    ============    ============

DILUTED NET INCOME PER COMMON SHARE             $       0.74    $       0.47    $       0.19
                                                ============    ============    ============

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING       16,057,000      13,456,000      10,536,000
                                                ============    ============    ============

     See accompanying summary of accounting policies and notes to financial statements.

                              AMERICAN DAIRY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                               Common Stock
                                         -----------------------                              Accumulated
                                            Number       $0.001     Additional                     Other
                                              of          par        Paid-In        Retained   Comprehensive
                                            Shares       Value       Capital        Earnings       Income          Totals
                                         ------------  ---------   -----------    -----------  --------------   ------------
Balance, December 31, 2002                  9,650,000   $  9,000   $   (10,000)   $   345,000  $       --       $    344,000

Recapitalization                              135,530       --           4,000           --            --              4,000

Share issued for consulting and
  syndication services                        240,000       --         270,000           --            --            270,000

Share issued in exchange for
 conversion of shareholder loans              933,155      1,000     1,865,000           --            --          1,866,000

Stock issued for cash                         792,285      1,000     1,499,000           --            --          1,500,000

Less offering costs                              --         --        (401,000)          --            --           (401,000)

Net income for the year ended
  December 31, 2003                              --         --            --        2,036,000          --          2,036,000
                                         ------------  ---------   -----------    -----------  ------------     ------------

Balance, December 31, 2003                 11,750,970     11,000     3,227,000      2,381,000          --          5,619,000

Shares issued for services                     46,000       --          97,000           --            --             97,000

Stock issued for cash                       1,759,384      3,000     4,672,000           --            --          4,675,000

Less offering costs                              --         --        (477,000)          --            --           (477,000)

Net income for the year ended
 December 31, 2004                               --         --            --        6,258,000          --          6,258,000
                                         ------------  ---------   -----------    -----------  ------------     ------------

Balance, December 31, 2004                 13,556,354     14,000     7,519,000      8,639,000          --         16,172,000

 Stock issued for cash                        428,570       --         750,000           --            --            750,000

 Stock issued for services                    147,900       --         940,000           --            --            940,000

 COMPREHENSIVE INCOME:

 Foreign currency translation adjustments        --         --            --             --         605,000          605,000

Net income for the year ended
December 31, 2005                                --         --            --       11,630,000          --         11,630,000
                                         ------------  ---------   -----------    -----------  ------------     ------------

Balance, December 31, 2005                 14,132,824  $  14,000   $ 9,209,000    $20,269,000  $    605,000     $ 30,097,000
                                         ============  =========   ===========    ===========  ============     ============

     See accompanying summary of accounting policies and notes to financial statements.

                               AMERICAN DAIRY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                    2005            2004            2003
                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        11,630,000       6,258,000    $  2,037,000
Adjustments to reconcile net income to operating activities -
       Depreciation                                                1,001,000         262,000         131,000
       Provision for doubtful accounts                               310,000          84,000         426,000
       Compensation expense for stock issued                         940,000          97,000         180,000
       Gain on disposal of assets                                     (9,000)         (1,000)           --
Changes in assets and liabilites:
(Increase) decrease in -
       Accounts and notes receivable                              (5,176,000)        538,000       1,681,000
       Inventories                                                (4,580,000)         32,000      (3,086,000)
       Prepaid expenses                                             (310,000)        673,000         (11,000)
       Advances to suppliers                                        (909,000)        322,000        (630,000)
       Other tax refundable                                         (464,000)        522,000        (458,000)
Increase (decrease) in -
       Accounts payable and accrued expenses                       3,115,000       2,533,000       3,532,000
       Deferred income                                             2,379,000       4,827,000       2,071,000
       Tax payable                                                      --           212,000         164,000
                                                                ------------    ------------    ------------

Net cash provided by  operating activities                         7,927,000      16,359,000       6,037,000
                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of fixed assets                                  (15,327,000)     (5,241,000)     (3,672,000)
       Payments received on note receivable                          217,000            --              --
       Disposal of assets                                             24,000          33,000          88,000
       Cash received in merger and recapitalization                     --              --            18,000
       Deposit on land, building and equipment                          --           418,000        (418,000)
       Contributions by minority interest                            313,000         180,000            --
       Construction in progress                                         --       (12,686,000)     (2,035,000)
                                                                ------------    ------------    ------------

Net cash used in investing activities                            (14,773,000)    (17,294,000)     (6,019,000)
                                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from short-term debt                               8,549,000       1,660,000         483,000
       Proceeds from long-term debt                                5,000,000            --              --
       Repayments of short-term debt                              (1,466,000)     (1,186,000)           --
       Repayments of long-term debt                                  (70,000)           --              --
       (Repayment of) advance from shareholder                      (209,000)        233,000         (53,000)
       Sale of common stock and capital contribution                 750,000       4,673,000       1,500,000
       Payment of offering costs                                        --          (477,000)       (396,000)
       Purchase obligation (repayment)                                  --          (362,000)        363,000
                                                                ------------    ------------    ------------

Net cash provided by financing activities                         12,554,000       4,541,000       1,897,000
                                                                ------------    ------------    ------------

Effect of exchange rate change on cash and cash equivalents          605,000            --              --

NET INCREASE IN CASH AND EQUIVALENTS                               5,708,000       3,604,000       1,915,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     6,645,000       3,041,000       1,126,000
                                                                ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 12,958,000    $  6,645,000    $  3,041,000
                                                                ============    ============    ============

     See accompanying summary of accounting policies and notes to financial statements.

                               AMERICAN DAIRY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
                                   (Continued)

                                                                    2005            2004            2003
                                                                ------------    ------------    ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Interest paid, net of capitalized amounts                $    139,000    $     37,000    $     20,000
                                                                ============    ============    ============

       Income taxes paid                                        $       --      $       --      $    339,000
                                                                ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the years ended December 31, 2005, 2004, and 2003, the Company issued for services rendered 147,900, 46,000, and 240,000 common shares, valued at $940,240, $96,600, and $270,000, respectively.

During 2005, $11,347,000 of construction costs were transferred from construction in progress to fixed assets.

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

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


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

      AFC was incorporated on January 15, 2002 in Delaware, with 50,000,000 authorized shares of common stock at a par value of $0.0001 per share and 10,000 of which authorized shares are currently issued and outstanding. AFC owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and Feihe Dairy in turn owns 100% of the registered shares of BaiQuan Feihe Dairy Co. Limited ("BaiQuan Dairy") and Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy") which was liquidated into BaiQuan Dairy during 2004, and 95% of Beijing Feihe Biotechnology Scientific and Commercial Co., Limited (Beijing Feihe) with the other 5% being held in trust for the Company. AFC also owns 60% of the registered capital of Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (Shanxi) formed to develop and operating a walnut processing plant.

      Currently, the principal core activity of AFC is investment holdings, while the principal core activities of Feihe Dairy, Sanhao Dairy and BiaQuan Dairy are manufacturing and distribution of dairy products under the Feihe trademarks. The principal core activity of Shanxi is the production and distribution of walnut powder. Shanxi commenced operations in October 2005. The subsidiaries' principal country of operations is the People's Republic of China ("PRC").

      Included in the consolidated financial statements are the following subsidiaries:

      o     American Flying Crane Corporation
      o     Heilongjiang Feihe Dairy Co., Limited
      o     BaiQuan Feihe Dairy Co., Limited
      o     Beijing Feihe Biotechnology Scientific and Commercial Co., Limited
      o     Shanxi Feihesantai Biotechnology Scientific and Commercial Co.,
            Limited

2.    BASIS OF PREPARATION OF FINANCIAL STATEMENTS

      The Company's consolidated financial statements include the accounts of American Dairy, Inc., its wholly-owned subsidiaries, AFC, Feihe Dairy, Beijing Feihe, and BaiQuan Feihe and its 60% owned subsidiary, Shanxi Feihe. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements are prepared using the historical cost convention. This basis of accounting differs from that used in the preparation of the Company's statutory financial statements which are prepared in accordance with generally accepted accounting principles and the relevant financial regulations applicable to enterprises in the PRC.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


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

      PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method less anticipated salvage values of 10% for financial statement purposes. Land use rights are being amortized on a straight-line basis over the term of the use agreement. The estimated useful lives for significant property and equipment categories are as follows:

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


            Buildings                         33 years
            Plant and machinery               20 years
            Motor vehicles                     9 years
            Computers and equipment            5 years

      The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at December 31, 2005 or for the three years then ended.

      DEFERRED REVENUES - Revenue from the sale of goods or services is recognized when goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue.

      REVENUE RECOGNITION - Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed. During 2005, one customer represented 15% of sales. No customer represented over 10% of sales in 2004 and 2003.

      Interest income is recognized when earned, taking into account the principal amounts outstanding and the interest rates applicable.

      Other income includes compensation received from the State Bureau as incentive to relocate from the previous factory premises, value added tax rebates, profit from the sales of raw materials to third parties and write back of long outstanding trade payables.

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

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

      Historically the local currency's exchange rate had been tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005 the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of December 31, 2005 the exchange rate was 8.11 Yuan per US Dollar.

      TAXATION - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized.

      A provision has not been made at December 31, 2005 for U.S. or additional foreign withholding taxes on approximately $25,224,000 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

      Enterprise income tax ("EIT") is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes. Under the Business Promotion Policy Concerning Income Tax on Foreign Enterprises promulgated by the QiQiHaEr City Municipal Government, foreign owned enterprises registered in QiQiHaEr City are entitled to a tax holiday of seven years for full EIT exemption as though the EIT has been paid during the tax holiday periods. The preferential tax treatment commenced in 2003 and will expire in 2009.

      Value added tax

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

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


      During 2003, 2004, and 2005, the Kendong County Government had a policy of refunding amounts equal to 50% of the value added tax paid as an economic incentive to support the local economy through the employment the Company provides at its production facilities. These refunds which amounted to $1,502,127, $1,144,060 and $942,907 for the fiscal years ended December 31, 2005, 2004, and 2003 respectively are reflected in other income on the financial statements.

      PRODUCT DISPLAY FEES - The Company has entered into a number of agreements with the resellers of its products, whereby the Company pays the reseller an agreed upon amount to display its products. As prescribed by the Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer, the Company has reduced sales by the amounts paid under these agreements. For the years ended December 31, 2005 and 2004 these totaled $1,800,000 and $1,922,000 respectively.

      ADVERTISING COSTS - Advertising costs are charged to operations when incurred. Advertising expense totaled $3,394,000, $2,753,000, and $1,633,000 during the years ended December 31, 2005, 2004, and 2003, respectively.

      SHIPPING AND HANDLING COSTS - The Company's shipping and handling costs are included in cost of sales for all periods presented.

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

      FAIR VALUE OF FINANCIAL STATEMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from staff, notes payable and other payables approximate their fair values as of December 31, 2005 because of the relatively short-term maturity of these instruments.

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

      RECLASSIFICATIONS - Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


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

      SFAS No. 152 "Accounting for Real Estate Time Sharing Transactions", SFAS No. 153 "Exchange of Nonmonetary Assets", SFAS No. 154 "Accounting for Changes and Error Corrections", SFAS No. 155 "Accounting for Certain Hybrid Financing Instruments", and SFAS No. 156 "Accounting for Servicing of Financial Assets" were recently issued but have no current applicability to the Company and have no effect on the consolidated financial statements.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


4.    CONCENTRATIONS OF BUSINESS AND CREDIT RISK

      The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of December 31, 2005 the Company held $206,000 of cash balances within the United States of which $106,000 was in excess of FDIC insurance limits.

      Geographic Concentration; Fluctuations in Regional Economic Conditions. Nearly all of American Dairy's sales are concentrated in China. Accordingly, American Dairy is susceptible to fluctuations in its business caused by adverse economic conditions in this country. American Dairy's products are priced higher than non-premium quality dairy products. Although American Dairy believes that the quality, freshness, flavor and absence of artificial ingredients in its products compensate for this price differential, there can be no assurance that consumers will be willing to pay more for such products in unfavorable economic conditions, or at all. Difficult economic conditions in other geographic areas into which American Dairy may expand may also adversely affect its business, operations and finances.

      The Company provides credit in the normal course of business. Substantially all customers are located in The People's Republic of China. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

      The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind.

5.    INVENTORIES

      Inventories consist of the following as of December 31, 2005 and 2004:

                                                   2005          2004
                                                ----------    ----------
         Raw and partially processed materials  $3,215,000    $4,073,000
         Finished goods                          6,407,000       969,000
                                                ----------    ----------

                                                $9,622,000    $5,042,000
                                                ==========    ==========

6.    TAX REFUNDABLE

      Tax refundable represents valued added tax refundable from the local governments in The People's Republic of China.

7.    TRANSACTIONS WITH RELATED PARTIES

      As of December 31, 2005 and 2004 the Company had the following balances due to its officers and directors:

         Name                                      2005         2004
         -----------------------------          ----------   -----------
         Leng You-bin                           $  858,000   $1,134,000
         Other officers and directors               75,000        8,000
                                                ----------   -----------

                                                $  933,000   $1,142,000
                                                ==========   ===========

      These balances are non-interest bearing and due on demand.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


8.    FIXED ASSETS

      During 2005, the Company completed the acquisition of the assets and operations of Nutricia Nutritionals Co., Limited for a total consideration of $7,430,000, of which $130,000 was allocated to inventory and the balance of $7,300,000 was allocated to buildings and equipment. This acquisition consisted of a production plant and milk collection centers located in Yushutun and Angangxi Districts.

      Fixed assets consist of the following as of December 31, 2005 and 2004:

                                                   2005                2004
                                               ------------        ------------
          Buildings                            $ 19,352,000        $  4,858,000
          Plant and machineries                  15,513,000           3,932,000
          Motor vehicles                            787,000             292,000
          Computers and equipment                   392,000             299,000
                                               ------------        ------------
                                                 36,044,000           9,381,000
          Less: Accumulated depreciation         (1,358,000)           (354,000)
                                               ------------        ------------

                                               $ 34,686,000        $  9,027,000
                                               ============        ============

      Depreciation expense totaled $1,001,000, $261,000, and $131,000, respectively, for the years ended December 31, 2005, 2004, and 2003 of which $840,000, $206,000, and $0 were included as a component of cost of goods in the respective periods.

9.    CONSTRUCTION-IN-PROGRESS

      The Company had two major construction projects under construction at December 31, 2005 and 2004 as detailed below:

                                                   2005                2004
                                               ------------        ------------
          Feihe Dairy processing facilities    $  2,868,000        $ 10,758,000
          Shanxi walnut processing facility         506,000           3,963,000
                                               ------------        ------------

                                               $  3,374,000        $ 14,721,000
                                               ============        ============

10.   ADVANCES FROM EMPLOYEES

      Advances from employees represented temporary funding by employees to finance a temporary working capital shortfall experienced by the Company. The advances were unsecured, interest free and repayable within one year.

11.   DEFERRED INCOME

      Receipts in advance represent advances from new customers and for which goods have not been delivered as of the balance sheet date. Receipts in advance for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


12.   NOTES PAYABLE

      Short term notes and loans payable consist of the following as of December 31, 2005 and 2004:

                                                           2005         2004
                                                         ----------   ----------

Note payable to a bank, bearing interest at 6.696% per
 annum, secured by plant and machinery, payable in
 monthly installments                                    $3,082,000   $     --

Series A convertible note, bearing interest at 6.5% per
 Annum, due on April 26, 2006, convertible to common      3,000,000         --
 stock at a conversion price of $8.00 per share

Unsecured, non-interest bearing obligation to an
 unrelated company, repayable upon demand                   995,000         --

Unsecured, non-interest bearing obligation to county
 finance department, with no fixed repayment terms          247,000      242,000
                                                         ----------   ----------

                                                         $7,324,000   $  242,000
                                                         ==========   ==========


13.   LONG-TERM DEBT

      Long-term debt consists of the following as of December 31, 2005 and 2004:

                                                                             2005           2004
                                                                          -----------    -----------
Series B convertible notes, bearing interest at 7.5%
 per annum, payments $2,500,000 due on June 30, 2007                      $ 5,000,000    $      --
 and August 14, 2007, convertible to common stock at
 a conversion price of $10.00 per share

Note payable to a bank, bearing interest at 5.76% per annum, secured by plant and machinery, payable in 96
 monthly installments                                                         635,000        685,000

Note payable to a finance company, secured by a vehicle
 payable in 60 monthly installments                                            10,000         31,000

                                                                          -----------    -----------
                                                                            5,645,000        716,000

Less: current portion of long-term debt                                      (102,000)      (118,000)
                                                                          -----------    -----------

                                                                          $ 5,543,000    $   598,000
                                                                          ===========    ===========

      Principal payments due by year for the next five years and thereafter on these notes are as follows:

         Fiscal year ended December 31,                         Amount
         ------------------------------------------------     ----------
         2006                                                 $  102,000
         2007                                                  5,092,000
         2008                                                     92,000
         2009                                                     92,000
         2010                                                     92,000
         Thereafter                                              175,000
                                                              ----------

                                                              $5,645,000
                                                              ==========

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


14.   MINORITY INTEREST

      Minority interest represents the proportionate share (40%) of equity of Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited Shanxi) owned by Licheng Shantai Technology Enterprises Co., Limited. At December 31, 2005 and 2004, the Company owned 60% of Shanxi's registered capital stock.

15.   CAPITAL STOCK

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

      The Company also issued 240,000 shares of common stock and paid $60,000 in cash plus the obligation to pay another $12,000 in cash in connection with a consulting agreement entered into with existing shareholders. This stock was valued at $270,000 for financial reporting purposes. The consulting agreement is to cover a period of one year commencing May 7, 2003. For financial reporting purposes $228,000 was charged to consulting fee expense in 2003 with the balance of $114,000 being treated as a prepaid expense at December 31, 2003.

      A shareholder converted advances to the Company in the amount of $1,866,000 into 933,155 shares of restricted common stock.

      Additionally, a total of 792,285 shares of common stock were sold for a total cash consideration of $1,500,000. Offering and syndication costs totaling $374,000 were treated as reductions in additional paid-in capital for financial reporting purposes.

      During 2004, the Company had stock transactions detailed below:

      The Company issued 46,000 shares of its restricted common stock valued at $97,000 for consulting services.

      In connection with two private placements, the Company issued 1,759,384 shares of restricted common stock purchased for total cash consideration of $4,673,000. Offering and syndication costs totaling $477,000 were treated as reductions in additional paid-in capital for financial reporting purposes. The Company also issued 1,825,546 warrants in connection with the private placements, 1,302,241 of which went to the purchasers and 523,305 went to the underwriters as additional consideration for funds raised in the private placements. The exercise price of these warrants ranged from $1.50 to $3.80 and the warrants expire in three years. The 523,305 warrants issued to underwriters had a market value at the issuance date of $862,000. The effect of the issuance is to increase additional paid-in capital by the fair value of the warrants issued with an offset to additional paid in capital in the same amount, since offering costs are treated as reductions in additional paid-in capital. No warrants were exercised during the year ended December 31, 2004.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


      During 2005, the Company had stock transactions detailed below:

      The Company issued 98,900 shares of unrestricted common stock valued at $643,000 to Chinese employees of Feihe Dairy for bonuses, issued pursuant to a Form S-8 registration statement.

      The Company issued 428,570 shares of its common stock pursuant to the exercise of warrants at $1.75 each for a total consideration paid of $750,000.

      The Company issued 47,000 shares of restricted common stock valued at $286,000 for bonuses to directors and to others for consulting services.

      The Company issued 2,000 share of unrestricted common stock valued at $11,000 for consulting services, issued pursuant to a Form S-8 registration statement.

16.   INCOME TAX

      A reconciliation of tax at the statutory rates to the Company's effective rate are as follows:

                                                               Year Ended December 31,
                                                         2005           2004           2003
                                                      -----------    -----------    -----------
Computed  expected  tax  expense                      $ 4,418,000    $ 2,369,000    $   903,000

Increases (reductions) in taxes result from:

Add  back  effect  of  U.S.  losses                       686,000        245,000        277,000

Foreign  income  subject  to  foreign
  income  tax  but  not  expected  to  be
  subject  to  U.S.  tax  in  foreseeable
  future - Adjustment  due  to  change
  in  effective  tax  rates                              (492,000)      (430,000)      (155,000)

BaiQuan Dairy 2003 tax liability waived by province          --         (262,000)          --

Foreign  income  subject  to  foreign
  tax holiday but not expected to be
  subject  to  U.S.  tax  in  foreseeable
  future                                               (4,612,000)    (2,184,000)      (686,000)
                                                      -----------    -----------    -----------
Actual  income tax expense (benefit)                  $      --      $  (262,000)   $   339,000
                                                      ===========    ===========    ===========


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

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


                                 Year Ended December 31,
                             -------------------------------
                                2005      2004      2003
                             ---------  ---------  ---------
     Sanhao  Dairy           $    --        --     $  77,000
     BaiQuan  Dairy               --     (262,000)   262,000
                             ---------  ---------  ---------
       Total                 $    --    $(262,000) $ 339,000
                             =========  ========== =========

      The tax holiday resulted in tax savings as follows:


                                           Year Ended December 31,
                                ==========================================
                                    2005           2004           2003
                                ==========================================

Approximate tax savings         $4,612,000     $ 2,455,000     $   685,000

Benefit per share

   Basic                        $     0.33     $      0.20     $      0.07

   Diluted                      $     0.30     $      0.18     $      0.07


      The Company has a U.S net operating loss carryforward of approximately $2,914,000 which will begin expiring in 2022. For financial reporting purposes the deferred tax asset of $1,137,000 associated with this loss carryforward is fully reserved as of December 31, 2005.

      Although it is not anticipated in the foreseeable future, should the parent company receive dividends from its foreign subsidiaries, these dividends would be fully taxable, subject to an offset for foreign taxes paid on these earnings. The Company has not provided any accrual for any tax liabilities that might be incurred for the receipt of dividends from its foreign subsidiaries.

17.   EARNINGS PER SHARE

      Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share (EPS), as defined, on the face of the statements of operations for all entities with complex capital structures. SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per shares
      (EPS) computations. The effects of outstanding warrants to purchase common stock at December 31, 2005, were not included in the calculation of diluted earnings per share as their effect was anti-dilutive. The following reconciles the components of the EPS computation:

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


                                           Income         Shares    Per Share
                                         (Numerator)  (Denominator)   Amount
                                         -----------  ------------- ---------

For the year ended
December 31, 2005

Basic EPS income available to Common
shareholders                             $11,629,000    13,931,006   $   .83

Effect of dilutive securities:

Warrants issued                                 --       1,643,533   $   .08

Convertible notes                            304,000       482,534   $   .01

Diluted EPS income available to Common   $11,933,000    16,057,073   $   .74
shareholders

For the year ended
December 31, 2004

Basic EPS income available to Common     $ 6,258,000    12,077,085   $   .52
shareholders

Effect of dilutive securities:

Warrants issued                                          1,378,615   $   .05

Diluted EPS income available to Common   $ 6,258,000    13,455,700   $   .47
shareholders


For the year ended
December 31, 2003

Basic EPS income available to Common
shareholders                             $ 2,037,000    10,535,964   $   .19

Effect of dilutive securities:

Warrants issued                                               --        --

Diluted EPS income available to Common   $ 2,037,000    10,535,964   $   .19
shareholders


      During the year ended December 31, 2005, the Company issued Series A and Series B Convertible Notes (See Notes 14 and 15). These notes allow the holder to convert each note to common stock of the Company at any time during the term of the note.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


18.   STOCK OPTIONS AND WARRANTS

      Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the "Plan") which reserved 3,000,000 shares of Common Stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. Compensation expense of $940,000 and $97,000 was recorded during the years ended December 31, 2005 and 2004, respectively, related to the Plan.

      As of December 31, 2005, the Company had 2,539,832 warrants outstanding at an average exercise price of $2.23 per warrant for one share each of the Company's common stock. The warrants will expire three years from the issuance date, with 714,286 expiring in 2006 and the balance of 1,825,546 expiring in 2007. During the year ended December 31, 2005, 428,570 warrants were exercised for $1.75 per share, resulting in proceeds of $750,000 to the Company.

      Information with respect to outstanding warrants to service providers is as follows:


                                                           Average
                                                           Exercise
                                              Shares       Price
                                            ----------    --------

Outstanding warrants at beginning of year    2,968,402    $   2.16
Warrants granted                                  --          --
Exercised                                     (428,570)       1.75
Expired                                           --          --
                                            ----------    --------
Outstanding warrants at the end of year      2,539,832    $   2.23
                                            ==========    ========


          Warrants Outstanding                        Warrants Exercisable
     ---------------------------------             -----------------------------
        Shares              Average      Average    Shares             Average
     Outstanding           Remaining    Exercise  Outstanding          Exercise
       12/31/05           Life (Years)   Price     12/31/05             Price
     -----------          ------------  --------  -----------          --------
       2,539,832             2.5          $2.23    2,539,832            $2.23
     ===========          ============  ========  ===========          ========

19.   COMMITMENTS

      As of December 31, 2005, the Company has future commitments to acquire a building of $604,000, to acquire land use rights totaling $273,000, and to pay future advertising costs totaling $3,429,000.

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


      As of December 31, 2005, there were no minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year.

      Rent expense incurred during the years ended December 31, 2005, 2004, and 2003 totaled $63,000, $23,000 and $6,000, respectively.

      In accordance with the terms and conditions of a Sale and Purchase Agreement dated February 23, 2005 between Feihe Dairy and a vendor for the sale and purchase of a land use right in Beijing, in the People's Republic of China, Feihe Dairy agreed to acquire the commercial property for consideration of $1,009,000 of which three installments totaling $404,000 have been paid as of December 31, 2005.

      In accordance with the terms and conditions of a Sale and Purchase Agreement dated July 25, 2003, the Company has agreed to acquire land use rights and a factory in Kedong County for a total consideration of $401,000. At the Company's option the liability could be settled through payment of cash consideration or through the issuance of 200,000 shares of its common stock. This option had not expired as of December 31, 2005. The Company accrued the liability during the year ended December 31, 2004. As of December 31, 2005 the Company had not settled the commitment.

20.   SUBSEQUENT EVENTS

      In January 2006 the Company signed an agreement with the government of Gannan County, in Heilongjiang Province in The People's Republic of China to build a new milk processing plant. Under the terms of the agreement the Company will receive land, tax incentives, and subsidies as well as certain exclusive distribution and milk processing rights within the local market.

21.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized unaudited quarterly financial data for 2005 and 2004 are as follows:

                                                     Quarters Ended
                                 -----------------------------------------------------
                                 December 31,  September 30,   June 30,     March 31,
                                    2005          2005           2005         2005
                                 -----------   -----------   -----------   -----------
Sales                            $24,486,000   $14,274,000   $15,143,000   $14,121,000

Gross profit                       8,190,000     6,744,000     7,550,000     6,824,000

Net income                         3,995,000     2,179,000     2,823,000     2,633,000
Net earnings per common share:
     Basic                       $      0.27   $      0.16   $      0.21   $      0.19
     Dilutued                    $      0.25   $      0.14   $      0.18   $      0.17

                              AMERICAN DAIRY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


                                                     Quarters Ended
                                 -----------------------------------------------------
                                 December 31,  September 30,   June 30,     March 31,
                                    2004          2004           2004         2004
                                 -----------   -----------   -----------   -----------
Total revenues                   $10,986,000   $ 8,662,000   $ 8,148,000   $ 9,620,000

Gross profit                       6,354,000     3,862,000   5,110,000      4,083,000

Net income                         2,378,000     1,245,000   1,445,000      1,190,000
Net earnings per common share:
     Basic                       $      0.20   $      0.10   $    0.12     $    0.10
     Diluted                     $      0.16   $      0.09   $    0.12     $    0.10

* Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of American Dairy.

Item 9A. Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and the Company's Principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1943, Rule 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-KSB for September 30, 2005, have concluded that as of the Evaluation Date that the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this report on 10-KSB was being prepared.

      Changes in Internal Controls. There were no significant changes in the Company's Internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Item 9B. Other Information


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The following table sets forth certain information regarding the executive officers and directors of American Dairy. All officers serve at the pleasure of the Board of Directors. Directors serve until the election and qualification of their successors.

Name                    Age      Position
----                    ---      --------
Leng You-Bin            36       Chairman, Chief Executive
                                 Officer and President

Liu Hua                 33       Chief Financial Officer,
                                 Secretary, Treasurer,
                                 Director

Liu Sheng-Hui           35       Director

Hui-Lan Lee             56       Director

Dr. Kevil L. Tseng      42       Director

Kirk G. Downing         52       Director

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

Item 11. Executive Compensation

      The officers and directors of American Dairy received compensation during the three fiscal years ended December 31, 2005, as follows:

                           SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                      ------------------------------------------------        AWARDS                       PAYOUTS
                                                                              ------------------------------------------------------

                                                                Other         RESTRICTED   SECURITIES                      All
NAME  AND             Fiscal                                   Annual         Stock        Uderlying        LTIP           Other
PRINCIPAL              Year      Salary         Bonus       Compensation      Awards      Options/SARs     Payouts      Compensation
POSITION
Leng  You-Bin          2003   $      6,884   $          0   $          0   $          0   $          0   $          0   $          0
Director, Chief        2004   $          0   $          0   $          0   $          0   $          0   $          0   $          0
Executive Officer      2005   $      9,000   $          0   $          0   $     33,300   $          0   $          0   $          0
and  President

Jack  M.  Gertino      2003   $          0   $          0   $          0   $          0   $          0   $          0   $          0
former  Chief          2004   $          0   $          0   $          0   $          0   $          0   $          0   $          0
Executive  Officer     2005   $          0   $          0   $          0   $          0   $          0   $          0   $          0
and  President


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

   Based on its review of the copies of such forms received by it, American Dairy believes that during the year ended December 31, 2005, all such filing requirements applicable to its officers, directors and 10% owners of its Common Stock were complied with.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information concerning the beneficial ownership of American Dairy's shares of Common Stock by directors and officers of American Dairy, and by each person known to American Dairy to be a beneficial owner of five percent (5%) or more of its outstanding Common Stock as of December 31, 2005.

                                                            Percentage of
                                             Number of      Outstanding
Name and Address                             Shares (1)     Shares
----------------                             -----------    -------------

Leng You-Bin (4)                               8,881,135            62.8%
C-16 Shin Chen International Bldg.
No. 10, Jiu-shen Road
Zho Yan Chu
Beijing

The People's Republic of China

Liu Hua                                           19,000            0.14%
C-16 Shin Chen International Bldg.
No. 10, Jiu-shen Road
Zho Yan Chu
Beijing
The People's Republic of China

Hui-Lan Lee                                        7,000            0.05%
232 Alabama Street
San Gabriel, California 91775

Liu Sheng-Hui                                     11,500            0.08%
C-16 Shin Chen International Bldg.
No. 10, Jiu-shen Road
Zho Yan Chu
Beijing
The People's Republic of China

Kirk Downing                                      4,500             0.03%

Pike Capital Partners LP                         821,429             6.1%
275 Madison Avenue
Suite 418
New York, NY 10016

All executive officers and directors           9,153,211            67.5%
as a group (4 persons)

---------------------------------------
(1) They have sole voting and dispositive power with respect to their shares of Common Stock of American Dairy.

(2) Includes warrants to purchase 571,428 shares of the Common Stock of American Dairy.

Item 13. Certain Relationships and Related Transactions

      Effective May 7, 2003, Mr. Leng You-Bin and Mr. Liu Sheng-Hui, directors and officers of American Dairy, received 8,129,032 shares and 387,476 shares, respectively, of the Common Stock of American Dairy in exchange for all of their registered capital stock of Heilongjiang Feihe Dairy Co., Limited under the terms of a Stock Exchange Agreement.

      Effective May 7, 2003, American Dairy acquired 100% of American Dairy Holdings, Inc. ("ADH") in a stock- for-stock exchange. ADH had previously acquired 100% of the ownership of the registered capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") in February 2002 for $2,586,311 (U.S.) from the registered owners of Feihe Dairy, owned primarily by Mr. Leng You-Bin who is the principal stockholder, director, Chief Executive Officer and President of American Dairy. As a result of this acquisition of ADH, American owed approximately $1,866,311 to Mr. Leng You-Bin after approximately $700,000 having been paid to him by American Dairy. During June 200, American Dairy and Mr. Leng You-Bin agreed to cancel the remaining debt of $1,866,311 in exchange for the issuance of 933,156 shares of the Common Stock of American Dairy.

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

      As of December 31, 2005 and 2004 the Company had the following balances due to its officers and directors:

Name                                                        2005         2004
---------------------------                              ----------   ----------
Leng You-bin                                             $  858,000   $1,134,000
Other officers and directors                                 75,000        8,000
                                                         ----------   ----------
                                                         $  933,000   $1,142,000
                                                         ==========   ==========

      These balances are non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

      Fees paid to principal accountants are as follows:

----------------------------------------------------------------------------------------------------
Name                                  Audit Fees   Audit Related   Tax Fees          All Other Fees
                                                       Fees
----------------------------------------------------------------------------------------------------
Weinberg & Company, P.A
for fiscal year ended
December 31, 2003                    $   23,513   $   11,045     $       -0-         $           -0-
December 31, 2004                    $    8,044   $      -0-     $       -0-         $           -0-
December 31, 2005                    $      -0-   $      -0-     $       -0-         $           -0-
----------------------------------------------------------------------------------------------------
Murrell, Hall, McIntosh &
Co., PLLP
for fiscal year ended
December 31, 2003                    $    3,770   $      -0-     $       -0-         $           -0-
December 31, 2004                    $   19,000   $    1,250     $     5,000         $           -0-
December 31, 2005                    $   42,500   $    8,900     $     5,500         $           -0-
----------------------------------------------------------------------------------------------------

      The Audit Committee of the Board of Directors evaluated the scope and cost of the audit for its fiscal year ended December 31, 2005 before its auditor rendered its audit and non-audit services.

Item 13. Exhibits

      (a)   Reports on Form 8-K None

      (b)   Exhibits

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

3.2 Amendment to Articles of
      Incorporation                  Amendment to Articles of Incorporation
                                     of American Dairy dated May 6, 2003 is
                                     incorporated herein by reference to
3.3 By-Laws                          Exhibit 3.2 to its Form 10-KSB/A of
                                     American Dairy, Inc. for its fiscal year ended December 31, 2003 filed on April
                                     11, 2004.
10. Material Contracts
                                     By-Laws of American Dairy are
                                     incorporated herein by reference to
                                     Exhibit 3.2 to its registration
                                     statement on Form 10-SB, as filed with
                                     the Securities and Exchange Commission
                                     on September 16, 1999.

10.1 Stock Exchange                  Stock Exchange Agreement dated January
        Agreement                    15, 2003, is incorporated herein by
                                     reference to Exhibit 2.1 to American
                                     Dairy's Form 8-K current report as filed with the Securities and Exchange
                                     Commission on January 21, 2003.

10.2 Amendment to Stock              Agreement Amendment to Stock Exchange
        Exchange                     Agreement dated March 5, 2003 is
                                     incorporated herein by reference to
                                     Exhibit 2.2 of American Dairy's Form 8-K current report as filed with the Securities and Exchange Commission on
                                     March 5, 2003.

10.3 Consulting Agreemen             Consulting Agreement by and between
                                     American Dairy, American Dairy Holdings,
                                     Inc. and Danbury Properties, L.L.C.,
                                     dated march 28, 2003, is incorporated
                                     herein by reference to Exhibit 10.3 to
                                     the Form 10-KSB annual report of Lazarus
                                     Industries, Inc. for its fiscal year
                                     ended December 31, 2002.

10.4 Stock Incentive Plan            2003 Stock Incentive Plan is
                                     incorporated herein by reference to
                                     Exhibit 10 to American Dairy's Form S-8
                                     Registration statement filed on April 4, 2005 (File No. 333-123932).

10.5 Shanxi Joint Venture            Joint Venture Agreement to organize
                                     Shanxi Feihesantai Biology Science and
                                     Technology Industry, Ltd. is
                                     incorporated herein by reference to
                                     Exhibit 10.1 to the Form 10-QSB of
                                     American Dairy for the three month
                                     period ended March 31, 2004.


10.6 Asset Purchase                  Asset Purchase Agreement dated May 20,
        Agreement                    2005, with Nutricia Nutritionals Co.,
                                     Ltd. of Hei Long Jiang (without all
                                     exhibits thereto) is incorporated herein by reference to the Form 8-K current report filed by American Dairy on May
                                     26, 2005.

10.7 Code of Ethics                  The Code of Ethics of American Dairy is
                                     incorporated herein by reference to
                                     Exhibit 14 to the Form 10-KSB of
                                     American Dairy for its fiscal year ended
                                     December 31, 2004.

21. Description of subsidiaries      Description of subsidiaries is incorporated
                                     herein by reference to Exhibit 21 to the Form S-1 registration statement of American
                                     Dairy (File No. 333-128075)

23.1 Consent of Murrell, Hall,
        McIntosh & Co., PLLP         Consent of Murrell, Hall, McIntosh & Co.,
                                     PLLP

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2006              AMERICAN DAIRY, INC.


                            By:      /s/ Leng You-Bin
                               -----------------------------------
                                     Len You-Bin, Chief Executive
                                     Officer, and President


                            By:      /s/ Liu Hua
                               -----------------------------------
                                     Liu Hua, Chief Financial Officer,
                                     Principal Accounting and Financial
                                     Officer and Treasurer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 29, 2006                 /s/ Leng You-Bin
                            -----------------------------------
                            Leng You-Bin, Director, Chief
                            Executive Officer and President


March 29, 2006                 /s/ Liu Hua
                            -----------------------------------
                            Liu Hua, Director, Chief Financial
                            Officer, Principal Accounting and
                            Financial Officer, Secretary and Treasurer


March 29, 2006                /s/ Liu Sheng-Hui
                            -----------------------------------
                            Liu Sheng-Hui, Director


March 29, 2006               /s/ Hui-Lan Lee
                            -----------------------------------
                            Hui-Lan Lee, Director


March 29, 2006               /s/ Kevin L. Tseng
                            -----------------------------------
                            Kevin L. Tseng, Director


March 29, 2006               /s/ Kirk Downing
                            -----------------------------------
                            Kirk Downing

                           INDEX OF EXHIBITS ATTACHED

Exhibit        Description
-------        -----------

23             Consent of Murrell, Hall, McIntosh & Co., PLLP

31.1           Certification of Leng You-Bin

31.2           Certification of Liu Hua

32             Certification of Leng You-Bin and Liu Hua