Form 10-Q
period 2006-03-31
AMERICAN DAIRY INC
filed 2006-05-15
CIK 789868

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 000-27351

American Dairy, Inc.
(Exact name of registrant as
specified in its charter)

Utah	87-0445575
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

C-16 Shin Chen International Building, No. 10, Jiu-shen Road, Zho Yan Chu, Beijing The People’s Republic of China
(Address of principal executive offices)

011-0452-4312688
(Registrant's telephone number, including area code)

n/a
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,694,627 shares as of May 14, 2006.

AMERICAN DAIRY, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Condensed Consolidated Balance Sheet as of March 31, 2006 (unaudited)
and as of December 31, 2005 (audited)	F-1 and F-2

Condensed Consolidated Statements of Operations for the three
months ended March 31, 2006, and 2005	F-3

Condensed Consolidated Statements of Cash Flows for the three
months ended March 31, 2006, and 2005	F-4 and F-5

Notes to the Condensed Consolidated Financial Statements	F-6 to F-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk	7

Item 4. Controls and Procedures	7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	7

Item 1A. Risk Factors	7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits	12

Signatures	13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005

ASSETS
	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)
Current assets:
Cash	$11,606,000	$12,958,000
Accounts receivable
Trade-net of allowance for bad debts of $315,000 and $309,000, respectively	4,666,000	4,133,000
Employees	1,113,000	488,000
Other	396,000	1,517,000
Inventories	9,684,000	9,622,000
Prepaid expenses	713,000	875,000
Advances to suppliers	1,658,000	1,216,000
Other tax refundable	-	501,000

Total current assets	29,836,000	31,310,000

Property and equipment:
Fixed assets, net of accumulated depreciation	37,953,000	34,686,000
Construction in progress	236,000	3,374,000

	38,189,000	38,060,000

Other assets:
Deposit on land	666,000	-

	666,000	-

Total assets	$68,691,000	$69,370,000

See accompanying notes to financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006 AND DECEMBER 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)
Current liabilities:
Accounts payable and accrued expenses	$12,366,000	$11,855,000
Current portion of long term debt	102,000	102,000
Advances from related parties	769,000	933,000
Advances from employees	704,000	948,000
Deferred income	5,549,000	12,074,000
Short-term notes and loans payable	7,381,000	7,324,000

Total current liabilities	26,871,000	33,236,000

Long term debt, net of current portion shown above	5,505,000	5,543,000

Minority interest	465,000	494,000

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 14,196,824 and
14,132,824 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	14,000	14,000
Additional paid-in capital	9,669,000	9,209,000
Retained earnings	25,034,000	20,269,000
Accumulated other comprehensive income	1,133,000	605,000

Total stockholders' equity	35,850,000	30,097,000

Total liabilities and stockholders' equity	$68,691,000	$69,370,000

See accompanying notes to financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005

SALES	$25,893,000	$13,561,000
COST OF GOODS SOLD	12,365,000	7,297,000

Gross Profit	13,528,000	6,264,000

OPERATING AND ADMINISTRATIVE
EXPENSES:
Distribution expenses	7,555,000	3,332,000
General and administrative expenses	1,068,000	270,000
Depreciation	51,000	37,000

	8,674,000	3,639,000

Income from operations	4,854,000	2,625,000

OTHER INCOME (EXPENSE):
Other income (expenses)	131,000	10,000
Other expenses	-	-
Interest and finance costs	(224,000)	(2,000)

	(93,000)	8,000

MINORITY INTEREST	3,000	-

INCOME BEFORE INCOME TAXES	4,764,000	2,633,000

(PROVISION FOR) BENEFIT FROM
INCOME TAXES	-	-

NET INCOME	4,764,000	2,633,000

OTHER COMPREHENSIVE INCOME:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	535,000	-

TOTAL COMPREHENSIVE INCOME	$5,299,000	$2,633,000

BASIC NET INCOME PER COMMON SHARE	$0.34	$0.19

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	14,164,280	13,556,354

DILUTED NET INCOME PER COMMON SHARE	$0.29	$0.17

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,068,052	15,133,369

See accompanying notes to financial statements.

AMERICAN DAIRY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,764,000	$2,633,000
Adjustments to reconcile net income to operating activities -	-	-
Depreciation	340,000	118,000
Compensation expense for stock issued	434,000	-
Changes in assets and liabilites:
(Increase) decrease in -
Accounts and notes receivable	(533,000)	(3,065,000)
Other receivables	1,120,000	274,000
Employees receivables	(625,000)	-
Inventories	(62,000)	891,000
Prepaid expenses	163,000	68,000
Advances to suppliers	(442,000)	(41,000)
Other tax refundable	501,000	(66,000)
Increase (decrease) in -
Accounts payable and accrued expenses	511,000	1,994,000
Advances from related parties	(164,000)	(50,000)
Advances from employees	(243,000)	52,000
Deferred income	(6,525,000)	(5,710,000)

Net cash used by operating activities	(761,000)	(2,902,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(469,000)	(41,000)
Payments received on note receivable	-	218,000
Deposit on land, building and equipment	(666,000)	-
Minority interest	(29,000)	305,000
Construction in progress	-	(2,026,000)

Net cash used in investing activities	(1,164,000)	(1,544,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	57,000	943,000
Repayment of long-term loans	(38,000)	(31,000)
Issuance of common stock	26,000	-

Net cash provided by financing activities	45,000	912,000

Effect of exchange rate change on cash and cash equivalents	528,000	-

NET DECREASE IN CASH AND EQUIVALENTS	(1,352,000)	(3,534,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,958,000	6,645,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,606,000	$3,111,000

AMERICAN DAIRY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$62,000	$2,000

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

See accompanying notes to financial statements.

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
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

Currently, the principal core activity of AFC is investment holdings, while the principal core activities of Feihe Dairy, BaiQuan Dairy and Beijing Feihe are manufacturing, marketing, and distribution of dairy products under the Feihe trademarks. The principal core activity of Shanxi is the production and distribution of walnut powder. The subsidiaries' principal country of operations is the People's Republic of China ("PRC").

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of American Dairy, Inc. and subsidiaries as of March 31, 2006, and the results of their operations and their cash flows for the three month periods ended March 31, 2006 and 2005. The results of operations for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire year.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at March 31, 2006. For the three month periods ended on March 31, 2006 and 2005, depreciation totaling $290,000 and $81,000, respectively, was included as a component of cost of good sold.

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

Other income consists principally of value added tax rebates.

Foreign currencies - The Company’s principal country of operations is in The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency ("Renminbi" or "Yuan") as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as an exchange fluctuation reserve in shareholders’ equity.

Historically the local currency’s exchange rate had been tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005 the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of March 31, 2006 the exchange rate was 8.0167 Yuan per US Dollar.

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

A provision has not been made at March 31, 2006 for U.S. or additional foreign withholding taxes on approximately $29,119,000 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

Product display fees - The Company has entered into a number of agreements with the resellers of its product, whereby the Company pays the reseller an agreed upon amount to display its products. As prescribed by he Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer, the Company has reduced sales by the amounts paid under these agreements For the three months ended March 31, 2006 and 2005 these totaled $735,000 and $ 560,000 respectively.

Advertising costs - Advertising costs are charged to operations when incurred. Advertising expense totaled $4,166,000 and $1,398,000 during the three months ended March 31, 2006 and 2005, respectively.

Shipping and handling costs - The Company’s shipping and handling costs are included in cost of sales for all periods presented.

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

Fair value of financial statements - The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from staff, notes payable and other payables approximate their fair values as of March 31, 2006 because of the relatively short-term maturity of these instruments.

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

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of March 31, 2006 the Company held $11,000 of cash balances within the United States, none of which was in excess of FDIC insurance limits.

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

The Company is self insured for all risks and carries no liability or property insurance coverage of any kind.

5.	INVENTORIES

Inventories consist of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Raw and partially processed materials	$7,657,000	$3,215,000

Finished goods	2,027,000	6,407,000

Total	$9,684,000	$9,622,000

6.	CONSTRUCTION-IN-PROGRESS

The Company had various construction projects under construction at March 31, 2006 and December 31, 2005 as detailed below:

	March 31, 2006	December 31, 2005

Shanxi walnut processing facility	$-	$506,000

Feihe Dairy production facility	236,000	2,868,000

Total	$236,000	$3,374,000

7.	NOTES PAYABLE

Short term notes and loans payable consist of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Note payable to a bank, bearing interest at 6.696% per
annum, secured by plant and machinery, payable in
monthly installments	$3,119,000	$3,082,000

Series A convertible note, bearing interest at 6.5% per
Annum, due on April 26, 2006, convertible to common
Stock at a conversion price of $8.00 per share	3,000,000	3,000,000

Unsecured, non-interest bearing obligation to an
unrelated company, repayable upon demand	1,013,000	995,000

Unsecured, non-interest bearing obligation to county
finance department, with no fixed repayment terms	249,000	247,000

	$7,381,000	$7,324,000

8.	LONG TERM DEBT

Long-term debt consists of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Series B convertible notes, bearing interest at 7.5%
per annum, payments of $2,500,000 due on June 30, 2007
and August 14, 2007, convertible to common stock at
a conversion price of $10.00 per share	$5,000,000	$5,000,000

Note payable to a bank, bearing interest at 5.76% per
annum, secured by plant and machinery, payable in 96
monthly installments	597,000	635,000

Note payable to a finance company, secured by a vehicle
payable in 60 monthly installments	10,000	10,000

	5,607,000	5,645,000

Less: current portion of long-term debt	(102,000)	(102,000)

	$5,505,000	$5,543,000

           Principal payments due by year for the next five years and thereafter on this note are as follows:

Fiscal year ended	Amount

December 31, 2006	$102,000
December 31, 2007	5,092,000
December 31, 2008	92,000
December 31, 2009	92,000
December 31, 2010	92,000
Thereafter	137,000

Total	$5,607,000

9.	RELATED PARTY TRANSACTIONS

As of March 31, 2006 and December 31, 2005 the Company had the following balances due to/(from) its officers and directors:

Name	March 31, 2006	December 31, 2005
Leng You-bin	$858,000	$858,000
Other officers and directors	(89,000)	75,000

	$769,000	$933,000

These balances are non-interest bearing and due on demand.

10.	INCOME TAX

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

The tax holiday resulted in tax savings as follows:

	Quarter Ended March 31,
	2006	2005
Approximate tax savings	$1,729,000	$790,000

Benefit per share
Basic	$0.12	$0.06
Diluted	$0.10	$0.05

There are no material timing differences between the reporting of book and taxable income which would give rise to a deferred income tax asset or liability as of March 31, 2006.

11.	EARNINGS PER SHARE

SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per shares (EPS) computations. The following reconciles the components of the EPS computation:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the three months ended March 31, 2006

Basic EPS income available to common shareholders	$4,764,000	14,164,280	$.34

Effect of dilutive securities:
Convertible notes	143,000	875,000	(.01)

Warrants issued	-	2,028,772	(.04)

Diluted EPS income available to common	$4,907,000	17,068,052	$.29

For the three months ended March 31, 2005

Basic EPS income available to common shareholders	$2,633,000	13,556,354	$.19

Effect of dilutive securities:

Warrants issued		1,577,015	$(.02)

Diluted EPS income available to common	$2,633,000	15,133,369	$.17

12.	STOCK OPTIONS AND WARRANTS

Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the “Plan”) which reserved 3,000,000 shares of Common Stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. Compensation expense of $434,000 was recorded during the three months ended March 31, 2006 related to the plan. No compensation expense was recorded during the three months ended March 31, 2005.

As of March 31, 2006, the Company had 2,524,832 warrants outstanding at an average exercise price of $2.40 per warrant for one share each of the Company's common stock. The warrants will expire three years from the issuance date, with 714,286 expiring in 2006 and the balance of 1,810,546 expiring in 2007. During the quarter ended March 31, 2006, 10,000 and 5,000 warrants were exercised for $1.50 and $2.25 per share, respectively, resulting in proceeds of $26,000 to the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation. In addition to requiring supplemental disclosures, FAS-123R addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS-123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (APB-25), Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value based method. Accordingly, proforma disclosure is no longer an alternative.

Under FAS-123R, the Company is required to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB-25 for which the requisite service had not been rendered as of the adoption date for this Statement. The Statement also requires companies to estimate forfeitures of stock compensation awards as of the grant date of the award. Because the Company’s current policy is to recognize forfeitures as they occur, a cumulative effect of a change in accounting principle will be recognized in income based on the estimate of remaining forfeitures for awards outstanding as of the date FAS-123R is adopted.

FAS-123R permits public companies (and nonpublic companies that used the fair-value method for either recognition or pro forma disclosure under FAS-123) to adopt its requirements using one of the following two methods:

•
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS-123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS-123 for all awards granted to employees prior to the effective date of FAS-123R that remain unvested on the effective date; or

•
A “modified retrospective” method, which includes the requirements of the modified prospective method described above but also permits entities to restate, based on the amounts previously recognized under FAS-123 for purposes of pro forma disclosures, either (a) all prior periods presented for which FAS-123 was effective or (b) prior interim periods of the year in which FAS-123R is adopted.

The Company adopted FAS-123R on January 1, 2006 using the modified prospective method. As of March 31, 2006 the Company had no outstanding stock options or unvested stock compensation,

13.	COMMITMENTS

As of March 31, 2006, the Company has future commitments for construction-in-progress of $2,836,000, to acquire land and building of $670,000, land use rights totaling $273,000, and to pay future advertising costs totaling $294,000.

As of March 31, 2006, there were no minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year.

Rent expense incurred during the three months ended March 31, 2006 and 2005 totaled $16,000 and $4,000, respectively.

In accordance with the terms and conditions of a Sale and Purchase Agreement dated July 25, 2003, the Company has agreed to acquire land use rights and a factory in Kedong County for a total consideration of $401,000. At the Company’s option the liability could be settled through payment of cash consideration or through the issuance of 200,000 shares of its common stock. This option had not expired as of March 31, 2006. The Company accrued the liability during the year ended December 31, 2004. As of March 31, 2006 the Company had not settled the commitment.

In accordance with provisions of a contract dated in March, 2006, Feihe Dairy entered into a Sale and Purchase Agreement (the “Agreement”) with Lang Fang Economic & Technology Centre for the purchase of a piece of land at Lang Fang City Hebei Province at a total consideration of $1,335,744 (Rmb.10,832,805) of which $666,000 (Rmb.5,400,000) has been paid on execution and is reflected in deposits on the Company’s financial statements at March 31, 2006, with the remaining balance included in capital commitments. The land is 80,243 square meters in area and is purchased to perform packaging of Feihe products. The remaining portion of the consideration is due in May 2006.

14.	SUBSEQUENT EVENTS

During April 2006, Holders of $3,000,000 in convertible debt elected to convert their notes plus accrued interest thereon into 399,375 shares of the Company's common stock. The conversion price was $8.00 per share.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(2) Plan of Operations

The Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with American Dairy Holdings, Inc. (subsequently renamed “American Flying Crane Corporation” (“AFC”) , a Delaware corporation, and the shareholders of AFC. This transaction closed May 7, 2003. Following the completion of this transaction, the Company changed its name to “American Dairy, Inc.,” new management was appointed, and milk powder processing activities became the principal operations of the Company.

The operations of the Company are conducted primarily through its wholly-owned subsidiary, Feihe Dairy and Feihe Dairy’s subsidiaries, all of which are enterprises organized and operating in The People’s Republic of China (“PRC”). Feihe Dairy engages in the production and distribution of milk powder, soybean milk powder, walnut powder, and other products in the PRC. The products are sold primarily under the registered trademark “Feihe”.

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

Comparison of operations for the three months ended March 31, 2006 with the three months ended March 31, 2005.

The Company had a $2,131,000 or a 80.9% increase in net income to $4,764,000 during the three months ended March 31, 2006 from $2,633,000 for the comparable period in 2005. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales revenues increased by $12,332,000 or 90.4% quarter-on-quarter to $25,893,000 for the quarter ended March 31, 2006 compared to the same corresponding quarter in 2005 of $13,561,000. The first quarter’s sales revenues represented average monthly sale revenues of $8,631,000 compared to the corresponding quarter in 2005 of $4,520,000, representing an average monthly increase of $4,111,000 or 90.9% compared to the corresponding quarter in 2005. The reasons of the favorable variance in sales revenues for the first quarter ended March 31, 2006 were as follows:

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

*
Increase in sales quantities of several major products such as milk powder with nucleotides series, Ca+Zn series, and CPP series in the first quarter of 2006 compared to the corresponding quarter in 2005 of approximately 271%, 61% and 82%, respectively.

*
Increase in overall sales quantity by 2,619,888 kilograms or 71% quarter-on-quarter to 6,267,961-- kilograms for the quarter ended March 31, 2006 compared to the same corresponding quarter of 2005 of 3,648,073 kilograms.

*
The dairy milk industry scandal in China in 2003 and 2004 and the resulting strict control over dairy producers’ quality and ingredients drove many unscrupulous dairy producers and their tainted dairy products out of the market. Consumers concentrated on dairy products produced by such reputable dairy producers such as Feihe Dairy.

The average selling price of products during the quarter ended March 31, 2006 increased by 10.5% as compared to the quarter ended March 31, 2005. Accordingly, the favorable variance in sales revenues was mainly attributed to increases in sales volumes and average selling price.

Cost of goods sold increased by $5,068,000 or 69.4% quarter-on-quarter to $12,365,000 for the quarter ended March 31, 2006 compared to the same corresponding quarter in 2005 of $7,297,000. Quarter-on quarter increases in cost of goods sold of 69.4% was exceeded by increases in sales revenues of 90.9%, principally due to decreases in the costs of processed whey, offset by increases in the costs of sugar and fat-free powder.

Gross profit margins increased from 46.2% in 2005 to 52.2% in 2006. This represents a 6.0% increase in gross profit margins. This increase was due primarily to the Company’s ability to process sufficient milk whey in 2006 to meet all of its needs, whereas in 2005 the Company had to purchase some processed milk whey from third parties to meet its needs.

Depreciation expenses included in cost of goods sold increased by $209,000 or 258% quarter-on-quarter to $290,000 for the quarter ended March 31, 2006 compared to the same corresponding quarter in 2005 of $81,000.

Gross profit increased by $7,264,000 or approximately 116% quarter-on-quarter to $13,528,000 for the quarter ended March 31, 2006 compared to the same corresponding quarter in 2005 of $6,264,000. Gross profit margin increased to 52.2% for the quarter ended March 31, 2006 compared to 48.3% for the same corresponding quarter in 2005. The variance was principally due increases in sales volume and increases in average unit selling prices.

Distribution and related costs represented expenditures in connection with the distribution of milk powder, rice powder, and soybean powder. Distribution expenses increased by $4,2233,000 or 127% quarter-on-quarter to $7,555,000 for the quarter ended March 31, 2006 compared to $3,332,000 for the corresponding quarter in 2005. The increase in distribution expense was due primarily to a $1,145,000 increase in advertising expenses from $1,398,000 in 2005 to $2,543,000 in 2006 combined with a $789,000 increase in distribution salaries from $1,173,000 in 2005 to $1,962,000 in 2006.

Administrative expense increased by $798,000 or 295.5% to $1,068,000 during the three months ended March 31, 2006 from $270,000 during the same period in 2005. This increase is due primarily to an increase in office expenses, transportations expenses, and salary related expenses at the Feihe Dairy level as well as compensation expense recognized for stock issued by the Company.

Total other income increased by $121,000 or 1210% quarter-on-quarter to $131,000 for the quarter ended March 31, 2006 compared to $10,000 for the same corresponding quarter in 2005.

During the three months ended March 31, 2006 and 2005, the Company incurred $224,000 and $2,000, respectively, in interest and financing costs associated with debts.

Net income increased by $2,131,000 or 80.9% to $4,764,000 for the quarter ended March 31, 2006 compared to the same corresponding quarter in 2005 of $2,633,000. The favorable variance in net income was mainly due to increases in gross profit by $6,704,000 or 98.2% quarter-on-quarter to $13,528,000 for the quarter ended March 31, 2006, in excess of increases in distribution and general and administrative expenses.

(4)	Liquidity and Capital Resources

Operating Activities. Net cash flows used by operating activities for the three months ended March 31, 2006 was $761,000 compared with net cash flows used by operating activities of $2,902,000 for the three months ended March 31, 2005, for a net change of $2,141,000. This change in cash flows from operating activities was attributable primarily to an increase in net income of $2,131,000.

Working Capital. At March 31, 2006, the Company had a working capital of $2,965,000.

The Company anticipates that it will have adequate working capital in the foreseeable future. However, the Company may wish to borrow additional amounts or sell its common stock to realize additional funds in order to expand its operations.

(5)	Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of March 31, 2006:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years

Long-term debt obligations	$5,607,000	$102,000	$5,184,000	$184,000	$137,000

Operating lease obligations	--	--	--	--	--

Purchase obligation for building acquisition	670,000	670,000	--	--	--

Purchase obligations for land use rights	273,000	6,000	12,000	12,000	243,000

Purchase obligations for advertising contracts	294,000	294,000	--	--	--

Total	$6,844,000	$1,072,000	$5,196,000	$196,000	$380,000

ITEM 3. QUANTITATIVE AND QUALITITIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in quantitative or qualitative disclosure about market risk since December 31, 2005.

As of March 31, 2006, the Company had not entered into any type of hedging or interest rate swap type transaction.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

N/A

ITEM 1A. RISK FACTORS

RISK FACTORS
General

We expect to incur costs related to our planned expansion and growth into new plants and ventures which may not prove to be profitable. We anticipate that our proposed expansion of our milk processing plants may include the construction of new or additional facilities. The Company’s cost estimates and projected completion dates for construction of new production facilities may change significantly as the projects progress. In addition, the Company’s projects will entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings. A delay in scheduled openings will delay the Company’s receipt of increased sales revenues, which, when coupled with the increased costs and expenses of our expansion, could cause a decline in our profits.

Our plans to finance, develop, and expand the Company’s milk processing facilities will be subject to the many risks inherent in the expansion of a high growth business enterprise, including unanticipated design, construction, regulatory and operating problems, and the significant risks commonly associated with implementing a marketing strategy in changing and expanding markets. These projects may not become operational within their estimated time frames and budgets as projected at the time the Company enters into a particular agreement, or at all. In addition, the Company may develop projects as joint ventures in an effort to reduce its financial commitment to individual projects. The significant expenditures required to expand our milk processing plants may not ultimately result in increased profits.

When our future expansion projects become operational, the Company will be required to add and train personnel, expand our management information systems and control expenses. If we do not successfully address the Company’s increased management needs or are otherwise unable to manage our growth effectively, the Company's operating results could be materially and adversely affected.

Our products may not achieve market acceptance. We are currently selling our products principally in northern China. Achieving market acceptance for the Company’s products, particularly in new markets, will require substantial marketing efforts and the expenditure of significant funds. There is substantial risk that any new markets may not accept or be as receptive to our products. Market acceptance of our current and proposed products will depend, in large part, upon our ability to inform potential customer that the distinctive characteristics of our products make them superior to competitive products and justify their pricing. Our current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products. Lack of market acceptance would limit our revenues and profitability.

Changing consumer preferences make demand for our products unpredictable. As is the case with other companies marketing dairy products, the Company is subject to changing consumer preferences and nutritional and health-related concerns. We believe that minimal processing and the absence of preservatives, additives, artificial sweeteners or artificial flavorings increases the attractiveness of its products to consumers. Our business could be affected by certain consumer concerns about dairy products, such as the fat, cholesterol, calorie, sodium, lactose content or contamination of such products. There is a significant percentage of customers in China who are lactose intolerant, and may therefore prefer other beverages. The Company could become subject to increased competition from companies whose products or marketing strategies address these consumer concerns more effectively.

Adverse medical research relating to milk and demand for milk could decrease the demand for our products. Periodically, medical and other studies are released and announcements by medical and other groups are made which raise concerns over the healthfulness of cow's milk in the human diet. To date, we do not believe that any such studies have had a material effect on milk consumption rates in China. However, a study may be published or an announcement made concerning the healthfulness of cow's milk which may result in a decrease in demand for dairy products in China.

Our planned growth could diminish the quality of our dairy products. Our products are manufactured in small batches with milk from the farms of local farmers. We believe that the small batch production methods it employs and the quality of the raw milk it uses contribute to the quality of its dairy products. We may be unable to maintain the quality of our dairy products at increased levels of production. Increased production levels may cause the Company to modify its current manufacturing methods and will necessitate the use of milk from other additional sources. A decline in the quality of our products could damage the Company's business, operations and finances.

Supply of raw milk may be insufficient to meet demand which would limit our growth. The raw milk used in our products is supplied to the Company by numerous local farms under output contracts. We believe that our farmers can increase their production of raw milk. We further believe, however, that this supply may not be sufficient to meet increased demand for our products associated with our proposed marketing efforts. We believe that the supply of raw milk from our farmers should satisfy our requirements for raw milk for at least the next 12 months. Though we believe that additional raw milk is available locally, if needed, we may not be able to enter into arrangements with the producers of such milk on terms acceptable to the Company, if at all. An inadequate supply of raw milk limit our ability to grow, cause our revenues to decline and make our business less profitable.

Possible volatility of raw milk costs makes our operating results difficult to predict, and a steep cost increase could cause our profits to diminish significantly. The current policy of China since the mid-1990s has focused on moving the industry in a more market-oriented direction. These reforms have resulted in the potential for greater price volatility relative to past periods, as prices are more responsive to the fundamental supply and demand aspects of the market. These changes in China's dairy policy could increase the risk of price volatility in the dairy industry, making our net income difficult to predict. Also, if prices are allowed to escalate sharply, our costs will rise which may lead to a decrease in profits.

The loss of any of our key executives could cause an interruption of our business and an increase in our expenses if we are forced to recruit a replacement; we have no key-man life insurance covering these executives. The Company is highly dependent on the services of Leng You-Bin and Liu Hua, and the loss of their services would have a material adverse impact on our operations. The individuals have been primarily responsible for the development of the Company and the development and marketing of our products. The Company has not applied for key-man life insurance on the lives of these executives, but may do so in the future.

The milk business is highly competitive and, therefore, we face substantial competition in connection with the marketing and sale of our products. In general, milk products are price sensitive and affected by many factors beyond our control, including changes in consumer tastes, fluctuating commodity prices and changes in supply due to weather, production, feed costs and natural disasters. Our products compete with other premium quality dairy brands as well as less expensive, non-premium brands. The Company’s milk faces competition from non-premium milk producers distributing milk in our marketing area; other milk producers packaging their milk in glass bottles, and other special packaging, which serve portions of our marketing area. Most of our competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than the Company, and have products that have gained wide customer acceptance in the marketplace. The largest competitors of the Company are state-owned dairies owned by the government of China. Large foreign milk companies have also entered the milk industry in China. The greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to advertising claims by the Company. The milk industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. We may be unable to compete successfully or our competitors may develop products which have superior qualities or gain wider market acceptance than ours.

Lack of property and general liability insurance expose the Company to the risk of loss of our property as well as liability risks in the event of litigation against our company. The Company and its subsidiaries do not carry any property insurance, general liability insurance, or any other insurance that covers the risks of their business operations. As a result, any material loss or damage to our properties or other assets could lead to an increase in costs to replace or repair lost or damaged property and, possibly, a decline in revenues from lost use of the lost or damaged property. Also, personal injuries arising from our business operations, could significantly increase our costs for attorneys’ fees as well as the payment of any damages arising out of the litigation. Any of the above would cause lost profits.

We face the expenses associated with product liability associated with food products. The Company faces the risk of liability in connection with the sale and consumption of milk products and soybean products should the consumption of such products cause injury, illness or death. Such risks may be particularly great in a company undergoing rapid and significant growth. The Company currently maintains no product liability insurance. Any insurance which we may obtain in the future may be insufficient to cover potential claims or the level of insurance coverage needed may be unavailable at a reasonable cost. A partially or completely uninsured successful claim against the Company would drive up our costs to defend such claim or pay damages and could cause reputational damage which would hurt our revenues. Either of these results would in turn reduce our profitability.

Doing business in China involves various risks including internal and international political risks, evolving national economic policies as well as financial accounting standards, expropriation and the potential for a reversal in economic conditions. Since the late 1970s, the government of the PRC has been reforming the Chinese economic system. These reforms have resulted in significant economic growth and social progress. These policies and measures may from time to time be modified or revised. Adverse changes in economic policies of the Chinese government or in the laws and regulations, if any, could have a material adverse effect on the overall economic growth of China, and could adversely affect our business operations.

Extensive regulation of the food processing and distribution industry in China could increase our expenses resulting in reduced profits. The Company is subject to extensive regulation by China's Agricultural Ministry, and by other county and local authorities in jurisdictions in which its products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of its products. Applicable laws and regulations governing our products may include nutritional labeling and serving size requirements. Our processing facilities and products are subject to periodic inspection by national, county and local authorities. We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintains all material permits and licenses relating to our operations. Nevertheless, we may fall out of substantial compliance with current laws and regulations or may be unable to comply with any future laws and regulations. To the extent that new regulations are adopted, the Company will be required to conform its activities in order to comply with such regulations. Our failure to comply with applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on its business, operations and finances.

The Chinese currency, "Renminbi", is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support our business operations in the future. We rely on the Chinese government's foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. We receive substantially all of our revenues in Renminbi, which is not freely convertible into other foreign currencies. In China, the government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies which are required for "current account" transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government. This type of heavy regulation by the Chinese government of foreign currency exchange restricts certain of our business operations and a change in any of these government policies, or any other, could further negatively impact our operations which could result in a loss of profits.

Fluctuations in the exchange rate between the Chinese currency and the United States dollar could adversely affect our operating results. The functional currency of our operations in China is "Renminbi". However, results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could cause our profits, and therefore our stock prices, to decline.

In order for our China subsidiaries to pay dividends to the Company, a conversion of Renminbi into US dollars is required which, if we were not allowed by the Chinese government to do, would cause an interruption in our operating cash flow. Under current Chinese law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of the Company to meet its cash needs, and to pay dividends to its shareholders. Although, our subsidiaries’ classification as wholly - owned foreign enterprises ("WOFEs") under Chinese law permits them to declare dividends and repatriate their funds to American Dairy in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so.

Dividends paid to the Company, as the U.S. parent company, would be subject to U.S. corporate income tax. The Company has not accrued any tax liability associated with the possible payment of dividends to the U.S. parent company. Such a tax would be an added expense appearing on our balance sheet which would reduce our net income.

Lack of bank deposit insurance puts our funds at risk at risk of loss from bank foreclosures or insolvencies. The Company maintains certain bank accounts in China that are not insured and are not protected by FDIC insurance or other insurance of approximately $11,600,000. If a Chinese bank holding our funds experienced insolvency, it may not permit us to withdraw our funds which would result in a loss of such funds and reduction of our net assets.

Limited and uncertain trademark protection in China makes the ownership and use of our trademark uncertain. The Company has obtained trademark registrations for the use of its tradename "Feihe", which has been registered with the Trademark Bureau of the State Administration for Industry and Commerce with respect to its milk products. The Company believes its trademark is important to the establishment of consumer recognition of its products. However, due to uncertainties in Chinese trademark law, the protection afforded by our trademark may be less than we currently expect and may, in fact, be insufficient. Moreover even if is sufficient, in the event it is challenged or infringed, we may not have the financial resources to defend it against any challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademarks could have a material adverse effect on its business, operations and finances.

Our lack of patent protection could permit our competitors to copy our trade secrets and formulae and thus gain a competitive advantage. The Company has no patents covering its products or production processes, and we expect to rely principally on know-how and the confidentiality of our formulae and production processes for our products and our flavoring formulae in producing a competitive product line. Any breach of confidentiality by our executives or employees having access to our formulae could result in our competitors gaining access to such formulae. The ensuing competitive disadvantage could reduce our revenues and our profits.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 15, 2006, the Company issued 4,500 restricted shares of its Common Stock to each of the directors of the Company for their services to the Company as members of the Board of Directors, specifically to Mr. Leng You-Bin, Liu Hua, Liu Sheng-Hui, Hui Lan-Lee, Kevin Tseng, and Kirk Downing, in reliance upon Section 4(2) under the Securities Act of 1933.

On February 15, 2006, the Company issued restricted shares of its Common Stock to consultants of the Company for their services, specifically, Charles Hung, Jr. (5,000 shares), Trang Chung Hung (5,000 shares), Matthew Wong (2,500 shares), Sun-Kaipan (2,500 shares), Liu Gang (5,000 shares), and Joanne Marie Hung (2,000 shares), in reliance upon Section 4(2) under the Securities Act of 1933.

On February 6, 2006, the Company issued 10,000 shares of restricted Common Stock to Keating Securities Inc. in connection with its exercise of a warrant in reliance upon Section 4(2) under the Securities Act of 1933.

On March 2, 2006, the Company issued 5,000 shares of restricted Common Stock to John G. Hutchens in connection with his exercise of a warrant in reliance upon Section 4(2) under the Securities Act of 1933.

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

3.2
An Amendment to the Articles of Incorporation of American Dairy dated May 6, 2003, is incorporated herein by reference to Exhibit 3.2 to its Form 10-KSB annual report, as filed with the Securities and Exchange Commission on April 5, 2004.

3.3	By-Laws of American Dairy are incorporated herein by reference to Exhibit 3.2 to its registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 16, 1999.
31.1	Certification of Leng You-Bin
31.2	Certification of Liu Hua
32	Certification of Leng You-Bin and Liu Hua

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Dairy, Inc.

Date: May 14, 2006	By:	/s/ Leng You-Bin
Leng You-Bin
Chief Executive Officer and President

By:	/s/ Lui Hua
Lui Hua
Chief Financial Officer, Secretary, Treasurer and principal accounting officer