Form 10-Q
period 2006-06-30
AMERICAN DAIRY INC
filed 2006-08-14
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,928,245 shares as of August 11, 2006.

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
Page 1 of 2

ASSETS
	June 30,	December 31,
	2006	2005
	(unaudited)
Current assets:
Cash	$16,179,321	$12,958,435
Accounts receivable
Trade-net of allowance for bad debts of $315,264 and $309,461, respectively	5,684,331	4,132,931
Employees	519,283	488,413
Other	481,888	1,516,105
Inventories	10,828,787	9,622,347
Prepaid expenses	347,080	875,031
Advances to suppliers	1,553,303	1,216,172
Other tax refundable	—	500,892
Total current assets	35,593,993	31,310,326

Property and equipment:
Fixed assets, net of accumulated depreciation	36,231,916	34,685,898
Construction in progress	2,161,093	3,373,833
	38,393,009	38,059,731
Total assets	$73,987,002	$69,370,057

See accompanying notes to the condensed consolidated financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
Page 2 of 2

LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30,	December 31,
	2006	2005
	(unaudited)
Current liabilities:
Accounts payable and accrued expenses	$11,964,466	$11,855,430
Current portion of long term debt	102,375	102,466
Advances from related parties	964,367	932,942
Advances from employees	709,125	947,596
Deferred income	3,761,371	12,073,781
Short-term notes and loans payable	5,508,853	7,323,801
Total current liabilities	23,010,557	33,236,016

Long term debt, net of current portion shown above	5,488,907	5,543,517
Minority interest	442,916	493,500

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 14,793,210 and
14,132,824 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	14,793	14,133
Additional paid-in capital	13,659,955	9,208,837
Retained earnings	30,295,259	20,268,793
Accumulated other comprehensive income	1,074,615	605,261
Total stockholders' equity	45,044,622	30,097,024
Total liabilities and stockholders' equity	$73,987,002	$69,370,057

See accompanying notes to the condensed consolidated financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

SALES	$26,110,028	$15,143,413	$52,003,246	$29,264,329
COST OF GOODS SOLD	12,880,859	7,593,697	25,245,965	14,891,055
Gross Profit	13,229,169	7,549,716	26,757,281	14,373,274

OPERATING AND ADMINISTRATIVE
EXPENSES:
Distribution expenses	7,575,358	4,023,034	15,130,920	7,914,636
General and administrative expenses	1,268,021	509,820	2,336,021	779,975
Depreciation	117,133	201,645	167,784	238,608
	8,960,512	4,734,499	17,634,725	8,933,219
Income from operations	4,268,657	2,815,217	9,122,556	5,440,055

OTHER INCOME (EXPENSE):
Other income (expenses)	1,154,848	51,789	1,286,240	62,135
Interest and finance costs	(179,345)	(43,756)	(402,937)	(45,613)
	975,503	8,033	883,303	16,522
MINORITY INTEREST	17,807	—	20,608	—

INCOME BEFORE INCOME TAXES	5,261,967	2,823,250	10,026,467	5,456,577

(PROVISION FOR) BENEFIT FROM
INCOME TAXES	—	—	—	—
NET INCOME	5,261,967	2,823,250	10,026,467	5,456,577

OTHER COMPREHENSIVE INCOME (LOSS):
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(65,606)	—	469,354	—
TOTAL COMPREHENSIVE INCOME	$5,196,361	$2,823,250	$10,495,821	$5,456,577

BASIC NET INCOME PER COMMON SHARE	$0.36	$0.21	$0.70	$0.40

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	14,579,828	13,756,377	14,373,202	13,656,918

DILUTED NET INCOME PER COMMON SHARE	$0.31	$0.18	$0.61	$0.36

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,113,560	15,409,938	16,860,107	15,310,479

See accompanying notes to the condensed consolidated financial statements.

AMERICAN DAIRY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Page 1 of 2

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,026,467	$5,456,577
Adjustments to reconcile net income to operating activities -
Depreciation	790,235	238,608
Compensation expense for stock issued	910,930	642,850

Changes in assets and liabilites:
(Increase) decrease in -
Accounts and notes receivable	(1,551,400)	(3,362,730)
Other receivables	1,034,217	(778,623)
Employees receivables	(30,870)	—
Inventories	(1,206,440)	(469,734)
Prepaid expenses	527,951	(301,943)
Advances to suppliers	(337,131)	(657,339)
Other tax refundable	500,892	(21,324)
Increase (decrease) in -
Accounts payable and accrued expenses	304,036	(1,073,211)
Other liabilities-fixed asset purchases obligations	—	5,300,000
Advances from related parties	31,423	(4,415)
Advances from employees	(238,471)	550,466
Deferred income	(8,312,410)	(7,434,065)
Net cash provided by (used in) operating activities	2,449,429	(1,914,883)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,336,161)	(7,315,504)
Payments received on note receivable	—	217,391
Minority interest	(50,584)	305,285
Construction in progress	1,212,740	(555,073)
Net cash used in investing activities	(1,174,005)	(7,347,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	3,875,000	6,993,482
Proceeds from long-term loan	391,630	—
Repayment of short-term loans	(3,082,614)	—
Proceeds from long-term debt	—	2,520,542
Repayment of long-term loans	(53,347)	(49,902)
Issuance of common stock	345,848	550,000
Net cash provided by financing activities	1,476,517	10,014,122

Effect of exchange rate change on cash and cash equivalents	468,945	—

NET INCREASE IN CASH AND EQUIVALENTS	3,220,886	751,338

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,958,435	6,645,197
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,179,321	$7,396,535

AMERICAN DAIRY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$156,807	$10,017

Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During February, 2006, 49,000 shares of the Company's common stock was issued to various directors and service providers.
The shares were valued at $434,000.

During April 2006, holders of $3,000,000 in convertible debt elected to convert their notes plus accrued interest thereon into
399,375 shares of the Company's common stock. The conversion price was $8.00 per share.

During June, 2006, 39,250 shares of the Company's common stock was issued to various directors and service providers. The shares were valued at $477,000.

See accompanying notes to the condensed consolidated financial statements.

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
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

On June 15, 2006, the Company formed Langfang Feihe Dairy Company Limited (“Langfang Feihe”) as a wholly owned subsidiary of American Dairy. Langfang has a registered capital of 15,000,000 RMB ($1,875,000), none of which was funded as of June 30, 2006. Langfang Feihe was formed to own dairy facilities which are now being constructed.

On March 22, 2006, the Company formed GanHan Feihe Dairy Company Limited (“GanHan Feihe”) as a wholly owned subsidiary of American Dairy. GanHan Feihe has a registered capital of 40,000,000 RMB ($5,000,000), none of which was funded as of June 30, 2006. GanHan Feihe was also formed to own dairy facilities which are now being constructed.

Included in the condensed consolidated financial statements are the following subsidiaries:

•	American Flying Crane Corporation
•	Heilongjiang Feihe Dairy Co., Limited
•	BaiQuan Feihe Dairy Co., Limited
•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited
•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited
•	Langfang Feihe Dairy Company, Limited
•	GanNan Feihe Dairy Company, Limited

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

2.	BASIS OF PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes.  The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2005.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of American Dairy, Inc. and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for the three month periods ended June 30, 2006 and 2005. The results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire year.

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

Inventories - Inventories comprise raw materials, consumables and goods held for resale and are stated at the lower of cost or market value. Cost is calculated using the weighted average method and includes any overhead costs incurred in bringing the inventories to their present location and condition. Overhead costs included in finished goods inventory include direct labor cost and other costs directly applicable to the manufacturing process, including utilities, supplies, repairs and maintenances, and depreciation expense.

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

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at June 30, 2006. For the three and six month periods ended on June 30, 2006 and 2005, depreciation totaling $281,391, $561,086, $80,789 and $161,332, respectively, was included as a component of cost of good sold.

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

Historically the local currency’s exchange rate had been tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005 the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of June 30, 2006 the exchange rate was 8.0 Yuan per US Dollar.

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

TAXATION - In accordance with the requirements of Statement of Financial accounting Standards No. 109 “Accounting Form Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. For the years ended December 31, 2005, 2004, and 2003, Feihe Dairy enjoyed a 100% tax holiday from enterprise income taxes. Therefore the only timing differences giving rise to deferred income taxes during these periods was the tax effect of the net operating loss carryforward at the parent company level, which was subject to a 100% valuation allowance.

A provision has not been made at June 30, 2006 for U.S. or additional foreign withholding taxes on approximately $29 million of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

Value added tax rebates

The Company from time to time received rebates from the province in which they are registered as economic development incentives. The Company does not recognize these rebates for financial reporting purposes until such time as they are received, as the Company has no right to these voluntary rebates until they are received.

Product display fees - The Company has entered into a number of agreements with the resellers of its product, whereby the Company pays the reseller an agreed upon amount to display its products. As prescribed by he Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer, the Company has reduced sales by the amounts

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

paid under these agreements for the three and six months ended June 30, 2006 and 2005 these totaled $384,441, $1,119,781, $553,606 and $1,113,694 respectively.

Advertising costs - Advertising costs are charged to operations when incurred. Advertising expense totaled $5,094,741, $9,260,479, $2,073,040 and $3,471,431 during the three and six months ended June 30, 2006 and 2005, respectively.

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

Fair value of financial statements - The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from staff, notes payable and other payables approximate their fair values as of June 30, 2006 because of the relatively short-term maturity of these instruments.

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

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of June 30, 2006 the Company held $183,000 of cash balances within the United States, $87,000 of which was in excess of FDIC insurance limits.

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

Inventories consist of the following as of June 30, 2006 and December 31, 2005:

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

	June 30, 2006	December 31, 2005

Raw and partially processed materials	$7,241,559	$3,215,228
Finished goods	3,587,228	6,407,119
Total	$10,828,787	$9,622,347

6.	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Buildings	$19,696,898	$19,352,423
Plant and machineries	17,491,382	15,513,061
Motor vehicles	809,344	787,112
Computers and equipment	441,357	391,781
	38,438,981	36,044,377
Less: Accumulated depreciation	(2,207,065)	(1,358,479)
	$36,231,916	$34,685,898

7.	CONSTRUCTION-IN-PROGRESS

The Company had various construction projects under construction at June 30, 2006 and December 31, 2005 as detailed below:

	June 30, 2006	December 31, 2005

Shanxi walnut processing facility	$—	$505,717
Langfang construction project	1,669,770	—
GanNan construction project	377,425	—
Feihe Dairy production facility	113,898	2,868,116
Total	$2,161,093	$3,373,833

8.	NOTES PAYABLE

Short term notes and loans payable consist of the following as of June 30, 2006 and December 31, 2005:

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

	June 30, 2006	December 31, 2005
Note payable to a bank, bearing interest at 6.48% per
annum, secured by plant and machinery, payable at
maturity date of August 29, 2006	$1,875,000	$—
Series A convertible note, bearing interest at 6.5% per
annum, due on April 26, 2006, convertible to common
stock at a conversion price of $8.00 per share		3,000,000
Note payable to a bank, bearing interest at 6.696% per
annum, secured by plant and machinery, payable at
maturity	—	3,082,614
Unsecured, bearing interest at 7 ½% per annum,
payable to limited partnership shareholder,
due July 17, 2006	2,000,000	—
Unsecured, non-interest bearing obligation to an
unrelated company, repayable upon demand	1,008,253	994,578
Unsecured, non-interest bearing obligation to regional
corporation department, with no fixed repayment terms	22,500	—
Unsecured, non-interest bearing obligation to county
finance department, with no fixed repayment terms	603,100	246,609
	$5,508,853	$7,323,801

During April of 2006, the Series A Convertible note holders exercised their option to convert the $3,000,000 in outstanding principal plus accrued interest of $195,000 into 399,375 shares of the Company’s common stock.

9.	LONG TERM DEBT

Long-term debt consists of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Series B convertible notes, bearing interest at 7.5%
per annum, payments of $2,500,000 due on June 30, 2007
and August 14, 2007, convertible to common stock at
a conversion price of $10.00 per share	$5,000,000	$5,000,000
Note payable to a bank, bearing interest at 5.76% per
annum, secured by plant and machinery, payable in 96
monthly installments	582,032	635,378
Note payable to a finance company, secured by a vehicle
payable in 60 monthly installments	9,250	10,605
	5,591,282	5,645,983

Less: current portion of long-term debt	(102,375)	(102,466)
	$5,488,907	$5,543,517

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

Principal payments due by year for the next five years and thereafter on these notes are as follows:

Fiscal year ended	Amount

December 31, 2006	$102,375
December 31, 2007	5,093,125
December 31, 2008	93,125
December 31, 2009	93,125
December 31, 2010	93,125
Thereafter	116,407
Total	$5,591,282

10.	RELATED PARTY TRANSACTIONS

As of June 30, 2006 and December 31, 2005 the Company had the following balances due to/(from) its officers and directors:

Name	June 30, 2006	December 31, 2005
Leng You-bin	$895,220	$856,421
Other officers and directors	69,147	76,521
	$964,367	$932,942

These balances are non-interest bearing and due on demand.

11.	INCOME TAX

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

The tax holiday resulted in tax savings as follows:

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30,
	2006	2005	2006	2005
Approximate tax savings	$2,016,000	$1,247,000	$3,929,000	$2,138,000

Benefit per share
Basic	$0.14	$0.09	$0.27	$0.15
Diluted	$0.12	$0.08	$0.23	$0.13

There are no material timing differences between the reporting of book and taxable income which would give rise to a deferred income tax asset or liability as of June 30, 2006.

12.	EARNINGS PER SHARE

SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per shares (EPS) computations. The following reconciles the components of the EPS computation:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the three months ended June 30, 2006
Basic EPS income available to common shareholders	$5,261,967	14,579,828	$.36

Effect of dilutive securities:
Convertible notes	108,000	525,938	(.01)
Warrants issued	—	2,007,794	(.04)

Diluted EPS income available to common	$5,369,967	17,113,560	$.31

For the three months ended June 30, 2005
Basic EPS income available to common shareholders	$2,823,250	13,756,377	$.21

Effect of dilutive securities:
Warrants issued		1,653,561	$(.03)
Diluted EPS income available to common	$2,823,250	15,409,938	$.18

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the six months ended June 30, 2006
Basic EPS income available to common shareholders	$10,026,467	14,373,202	$.70

Effect of dilutive securities:
Convertible notes	250,000	525,937	(.02)
Warrants issued	—	1,960,968	(.09)
Diluted EPS income available to common	$10,276,467	16,860,107	$.61

For the six months ended June 30, 2005
Basic EPS income available to common shareholders	$5,456,577	13,656,918	$.40

Effect of dilutive securities:
Warrants issued		1,653,561	$(.04)
Diluted EPS income available to common	$5,456,577	15,310,479	$.36

13.	STOCK OPTIONS AND WARRANTS

Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the “Plan”) which reserved 3,000,000 shares of Common Stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. Compensation expense of $477,280 and $433,650 was recorded during the three and six months ended June 30, 2006 related to the plan, compared to compensation expense of $642,850 and $642,850 that was recorded during the three and six months ended June 30, 2005.

As of June 30, 2006, the Company had 2,367,071 warrants outstanding at an average exercise price of $2.40 per warrant for one share each of the Company's common stock. The warrants will expire three years from the issuance date, with 642,858 expiring in 2006 and the balance of 1,724,213 expiring in 2007. During the six months ended June 30, 2006, 71,428, 10,000, and 91,333 warrants were exercised for $1.75, $1.50 and $2.25 per share, respectively, resulting in proceeds of $345,848 to the Company.

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

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

The Company adopted FAS-123R on January 1, 2006 using the modified prospective method. As of January 1, 2006 and June 30, 2006 the Company had no outstanding stock options or unvested stock compensation and the adoption of FAS 123R had no effect on the consolidated financial statements.

14.	COMMITMENTS

As of June 30, 2006, the Company has future commitments for land use rights totaling $277,275.

As of June 30, 2006, there were no minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year.

In accordance with the terms and conditions of a Sale and Purchase Agreement dated July 25, 2003, the Company has agreed to acquire land use rights and a factory in Kedong County for a total consideration of $401,000. At the Company’s option the liability could be settled through payment of cash consideration or through the issuance of 200,000 shares of its common stock. This option had not expired as of June 30, 2006. The Company accrued the liability during the year ended December 31, 2005. As of June 30, 2006 the Company had not settled the commitment.

In accordance with provisions of a contract dated in March, 2006, Feihe Dairy entered into a Sale and Purchase Agreement (the “Agreement”) with Lang Fang Economic & Technology Centre for the purchase of a piece of land at Lang Fang City Hebei Province at a total consideration of $1,354,101 (Rmb.10,832,805), which has been fully paid as of June 30, 2006. The land is 80,243 square meters in area and is purchased to perform packaging of Feihe products.

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

(2) Plan of Operations

The predecessor of American Dairy, Inc. (the "Company") had been inactive for a number of years, and has had no revenue from operations during the quarter ended June 30, 2006 or the quarter ended June 30, 2005.

The Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with American Dairy Holdings, Inc. (subsequently renamed “American Flying Crane Corporation” ("AFC")), a Delaware corporation, and the shareholders of AFC. This transaction closed May 7, 2003. Following the completion of this transaction, the Company changed its name to "American Dairy, Inc.," new management was appointed, and the milk processing operations of American Dairy became the principal operations of the Company.

The operations of the Company are conducted primarily through its wholly-owned subsidiary, Feihe Dairy, and Feihe Dairy's subsidiaries, all of which are enterprises organized and operating in The People's Republic of China ("PRC"). Feihe Dairy engages in the production and distribution of milk powder, soybean milk powder and other dairy products in the PRC. The products are sold primarily under the registered trademark "Feihe".

The Company and its subsidiaries believe that they have sufficient capital to meet their cash requirements at the present level of operations over the next twelve months.

The Company's plan of operation will depend on its ability to continue its current operations and to gain greater market share in the PRC. There is no assurance that the operations of the Company will be successful. The Company perceives that the dairy industry in China is experiencing rapid growth with demand outpacing supply. We further believe that this growth presents a window of opportunity for American Dairy to capture as much of this growing market as possible while it is in this growth phase. We must increase output of our milk products to meet this demand and capture market share. We must act quickly to secure our supply of raw milk by acquiring additional milking rights and collection stations and expand our production and distribution capacity to handle the additional volume. This involves the acquisition or construction of additional processing and distribution facilities and further increases in our marketing efforts. It is important for American Dairy's future that we concentrate our current efforts on this expansion.

The Company’s expansion strategy will require the continued retention and investment of our earnings from operations as well as additional funding from private debt and equity financing. We currently have sufficient cash to fund our short-term operations with bank credit facilities available to cover any unforeseen shortfall. However, in order to realize our growth potential, we will require additional funding.

The Company is currently working to obtain such funding from one or more sources. If we are successful in doing so, we intend to use the proceeds primarily for the construction of a distribution center and a processing plant. We cannot, however, be certain that this funding will be available or how much we will actually be able raise if any. Moreover, the proceeds raised may be inadequate to cover any unforeseen costs associated with the construction of these facilities.

In addition to construction of new facilities, we believe that acquisition of existing facilities is a necessary part of our strategy as well. By the acquisition of the Numico plant in late 2005, we were able to increase our processing capacity from 450 tons to 720 tons without waiting for a new plant to be built. Furthermore, in the Numico acquisition, not only did we immediately increase our processing capacity, but we added collecting stations and more grazing/milking rights. As we identify potential acquisition targets, we will consider how best to fund their purchase which will likely take the form of private debt or equity offerings.

(3) Results of Operations

Comparison of operations for the three months ended June 30, 2006 with the three months ended June 30, 2005:

The Company had a $2,438,717 or an 86.4% increase in net income to $5,261,967 during the three months ended June 30, 2006 from $2,823,250 for the comparable period in 2005. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales revenues increased by $10,966,615 or 72.4% quarter-on-quarter to $26,110,028 for the quarter ended June 30, 2006 compared to the same corresponding quarter in 2005 of $15,143,413. The second quarter's sales revenues represented average monthly sales revenues of $8,703,343 compared to the corresponding quarter in 2005 of $5,047,804, representing an average monthly increase of $3,655,539 or 72.4% compared to the corresponding quarter in 2005. The reasons for the favorable variance in sales revenues for the second quarter ended June 30, 2006 were as follows:

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

-
An extensive sales network enhances the distribution of Feihe Dairy’s products to different provinces in northeastern China - the “milk belt”. It not only enhanced the popularity of ‘Feihe’ trademark, but also promoted Feihe’s products to remote areas of China.

-
Increase in sales quantities of several major products such as milk powder with nucleotides series, rice powder, CPP series and Ca+Zn in the second quarter of 2006 compared to the corresponding quarter in 2005 by approximately 168%, 89%, 37% and 25%, respectively.

-
Increase in overall sales quantity by 2,110,437 kilograms or 53% quarter-on-quarter to 6,097,508 kilograms for the quarter ended June 30, 2006 compared to the same corresponding quarter in 2005 of 3,987,071 kilograms.

-
The dairy milk scandal in China in 2003 and 2004 and the resulting strict control over dairy producers' quality and ingredients drove many unscrupulous dairy producers and their tainted dairy products out of the market. Consumers concentrated on dairy products produced by such reputable dairy producers as Feihe Dairy.

-
Increasing awareness by households through the nationwide campaign to destroy fake milk powder that has been found to contain traces of harmful ingredients. Such campaigns had resulted in most households only purchasing branded products, such as the Feihe brand.

The average selling price of all products during the quarter ended June 30, 2006 increased by 13% as compared to the quarter ended June 30, 2005. Accordingly, the favorable variance in sales revenues was mainly attributed to increases in sales volume and average selling price.

Cost of goods sold increased by $5,287,162 or 69.6% quarter-on-quarter to $12,880,859 for the quarter ended June 30, 2006 compared to the same corresponding quarter in 2005 of $7,593,697. Quarter-on-quarter increases in sales of 72.4% exceeded increases in cost of goods sold of 69.6%.

Gross profit increased by $5,679,453 or approximately 75.2% quarter-on-quarter to $13,229,169 for the quarter ended June 30, 2006 compared to the same corresponding quarter in 2005 of $7,549,716. Gross profit margin increased to 50.7% for the quarter ended June 30, 2006 compared to 49.9% for the same corresponding quarter in 2005. The variance was principally due to an increase in sales volume and increases in average unit selling prices that had exceeded increases in cost of sales.

Distribution and other operating costs represented expenditures in connection with the distribution of milk powder, rice cereal powder and soybean powder. Distribution expenses increased by $3,552,324 or 88.3% quarter-on-quarter to $7,575,358 for the quarter ended June 30, 2006 compared to $4,023,034 for the corresponding quarter in 2005. Variance in selling expenses was principally attributable to the increases in advertising and promotions expenses, salaries and allowances, transportation and sundry expenses.

Administrative expense increased by $758,201 or 148.6% to $1,268,021 during the three months ended June 30, 2006 from $509,820 during the same period in 2005. The increase is due primarily to increases in the administrative staff and related expenses associated with the expansion of business activities.

Total other income/expenses increased by $1,103,059 quarter-on-quarter to $1,154,848 for the quarter ended June 30, 2006 compared to $51,789 for the same corresponding quarter in 2005. This difference is due to VAT tax rebates received from the Province during 2006. The Company does not recognize VAT tax rebates until received as the rebates are made on a strictly voluntary basis by the Province as an economic incentive to the Company.

During the three months ended June 30, 2006 and 2005, the Company incurred $179,345 and $43,756, respectively, of interest and financing costs associated with debts. The additional interest expense is due primarily to additional convertible debt issued at the parent company level during the third quarter of 2005.

Comparison of operations for the six months ended June 30, 2006 compared with the six months ended June 30, 2005:

The Company had a $4,569,890 or 83.8% increase in net income from $5,456,577 during the six months ended June 30, 2005 to $10,026,467 for the comparable period in 2006. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales increased by $22,738,917 or 77.7% from $29,264,329 for the six months ended June 30, 2005 to $52,003,246 for the six months ended June 30, 2006. The first six months sales revenues represented average monthly sales revenues of $8,667,208 compared to the corresponding six months in 2005 of $4,877,388. The reasons for the favorable variance in sales revenues for the six months ended June 30, 2006 were as follows:

-	Increased popularity of "Feihe" brand in mainland China following the successful advertising campaigns in the previous year and extensive networks of principal agents in 25 provinces of the PRC.

-	Demand was boosted by improved and high quality ingredients for several products such as Ca+Zn, CPP series, and nucleotides series, and the markets in the PRC generally accepted these products.

-
Increase in sales quantities of several major products such as milk powder with nucleotides series, CPP Series, and Ca+Zn series in the first six months of 2006 compared to the corresponding period in 2005 by approximately 208%, 55% and 47%, respectively.

-
Extensive sales network enhances the distribution of Feihe Dairy's products to different provinces in the northeastern part of China - the "milk belt". It not only enhanced the popularity of 'Feihe' trademark, but also promoted the Feihe's products to remote areas in China.

-
Increase in overall sales quantity by 4,751,203 kilograms or 62% period-on-period to 12,365,469 kilograms for the half year ended June 30, 2006 compared to the same corresponding period of 7,614,266 kilograms in 2005.

-
The dairy milk scandal in China in 2003 and 2004 and the resulting strict control over dairy producers' quality and ingredients drove many unscrupulous dairy producers and their tainted dairy products out of the market. Consumers concentrated on dairy products produced by such reputable dairy producers as Feihe Dairy.

-
Increasing awareness by households through the nationwide campaign to destroy fake milk powder that has been found to contain traces of harmful ingredients. Such campaigns had resulted in most households only purchasing branded products, such as the Feihe brand.

The average selling price of all products during the six months ended June 30, 2006 increased by 13% as compared to the six months ended June 30, 2005. Accordingly, the favorable variance in sales revenues was mainly attributed to increases in sales volume and average selling price.

Cost of goods sold increased by $10,354,910 or 69.5% from $14,891,055 for the six months ended June 30, 2005 to $25,245,965 for the comparable period in 2006. Period-on-period increases in sales of 77.7% had favorably exceeded increases in cost of goods sold of 69.5%.

Gross profit increased by $12,384,007 or approximately 86.2% from $14,373,274 for the six months ended June 30, 2005 compared to the same corresponding six months in 2006 of $26,757,281, mainly attributable to increase in sales volume and increases in average unit selling prices, that had exceeded increases in cost of sales. Gross profit margin increased to 51.5% for the six months ended June 30, 2006 compared to 49.1% for the same corresponding period in 2005, principally due to changes in sales/production mix and an increase in average selling price, offset by increases in certain raw materials costs, such as lactose and fat free powder.

Distribution expenses represent costs incurred in connection with the distribution of milk powder, rice cereal powder and soybean powder. Distribution expenses increased by $7,216,284 or 91.2% from $7,914,636 in the six months ended June 30, 2005 to $15,130,920 for the comparable period in 2006. Variance in selling expenses was principally attributable to the increases in advertising and promotions expenses, salaries and allowances, transportation, and sundry expense.

Administrative expenses increased by $1,556,046 or 199.5% from $779,975 during the six months ended June 30, 2005 to $2,336,021 during the same period in 2006. This increase is due primarily to increases in the administrative staff and related expenses associated with the expansion of business activities.

Total other income/expenses increased by $1,224,105 to $1,286,240 for the six months ended June 30, 2006 compared to $62,135 for the same corresponding six months in 2005. This difference is due to VAT tax rebates received from the Province during 2006. The Company does not recognize VAT tax rebates until received as the rebates are made on a strictly voluntary basis by the Province as and economic incentive to the Company.

During the six months ended June 30, 2006 and 2005, the Company incurred $402,937 and $45,613, respectively, in interest and financing costs associated with debts. This increase was due primarily to interest on convertible loans made at the parent company level.

(4) Liquidity and Capital Resources

Operating Activities. Net cash flows provided by operating activities for the six months ended June 30, 2006 was $2,449,429 compared with net cash flows used by operating activities of $1,914,883 for the six months ended June 30, 2005, for a net change of $4,364,312. This change in cash flows from operating activities was attributable primarily to an increase in net income of $4,569,890.

Working Capital. At June 30, 2006, the Company had working capital of $12,583,436.

The Company anticipates that it will have adequate working capital in the foreseeable future. However, the Company may wish to borrow additional amounts or sell its common stock to realize additional funds in order to expand and grow its operations.

Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations in the near term. In the event of an unanticipated shortfall, we have access to a line of credit with the Construction Bank of China to fund our operations.

Our expansion strategy outlined above under "Plan of Operation" will necessitate additional funding most likely through debt or equity financing. In general, the commitment of funds to the acquisition of plant and equipment tends to impair liquidity. However, we believe that because of the upward trend in our revenues in recent years, even if this upward trend levels off, our income from operations coupled with such additional financing should provide sufficient liquidity to meet our needs.

(5) Contractual Obligations

The following table is a summary of the Company's contractual obligations as of June 30, 2006:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years

Long-term debt obligations	$5,591,282	$102,375	$5,186,250	$186,250	$116,407
Operating lease obligations	—	—	—	—	—
Purchase obligation for building acquisition	—	—	—	—	—
Purchase obligations for land use rights	277,275	6,105	12,210	12,210	246,750
Purchase obligations for advertising contracts	—	—	—	—	—
Total	$5,868,557	$108,480	$5,198,460	$198,460	$363,157

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in quantitative or qualitative disclosure about market risk since December 31, 2005.

As of June 30, 2006, the Company had not entered into any type of hedging or interest rate swap transaction.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

General

We expect to incur costs related to our planned expansion and growth into new plants and ventures which may not prove to be profitable. Moreover, any delays in our expansion plans could cause our profits to decline and jeopardize our business.

We anticipate that our proposed expansion of our milk processing plants may include the construction of new or additional facilities. American Dairy's cost estimates and projected completion dates for construction of new production facilities may change significantly as the projects progress. In addition, American Dairy's projects will entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings. A delay in scheduled openings will delay American Dairy's receipt of increased sales revenues, which, when coupled with the increased costs and expenses of our expansion, could cause a decline in our profits.

Our plans to finance, develop, and expand American Dairy's milk processing facilities will be subject to the many risks inherent in the rapid expansion of a high growth business enterprise, including unanticipated design, construction, regulatory and operating problems and the significant risks commonly associated with implementing a marketing strategy in changing and expanding markets. These projects may not become operational within their estimated time frames and budgets as projected at the time American Dairy enters into a particular agreement, or at all. In addition, American Dairy may develop projects as joint ventures in an effort to reduce its financial commitment to individual projects. The significant expenditures required to expand our milk processing plants may not ultimately result in increased profits.

When our future expansion projects become operational, American Dairy will be required to add and train personnel, expand our management information systems and control expenses. If we do not successfully address American Dairy's increased management needs or are otherwise unable to manage our growth effectively, American Dairy's operating results could be materially and adversely affected.

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

As is the case with other companies marketing dairy products, American Dairy is subject to changing consumer preferences and nutritional and health-related concerns. Our business could be affected by certain consumer concerns about dairy products, such as the fat, cholesterol, calorie, sodium, lactose content or contamination of such products. A significant percentage of customers in China are lactose intolerant, and may therefore prefer other beverages. American Dairy could become subject to increased competition from companies whose products or marketing strategies address these consumer concerns more effectively.

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

Supply of raw milk may be insufficient to meet demand which would limit our growth. The raw milk used in our products is supplied to American Dairy by numerous local farms under output contracts. We believe that our farmers can increase their production of raw milk. We further believe, however, that this supply may not be sufficient to meet increased demand for our products associated with our proposed marketing efforts. Though we believe that additional raw milk is available locally, if needed, we may not be able to enter into arrangements with the producers of such milk on terms acceptable to American Dairy, if at all. An inadequate supply of raw milk limit our ability to grow, cause our earnings to decline and make our business less profitable.

Possible volatility of raw milk costs makes our operating results difficult to predict, and a steep cost increase could cause our profits to diminish significantly.

The current policy of China since the mid-1990s has focused on moving the industry in a more market-oriented direction. These reforms have resulted in the potential for greater price volatility relative to past periods, as prices are more responsive to the fundamental supply and demand aspects of the market. These changes in China's dairy policy could increase the risk of price volatility in the dairy industry, making our net income difficult to predict. Also, if prices are allowed to escalate sharply, our costs will rise which will lead to a decrease in profits.

The loss of any of our key executives could cause an interruption of our business and an increase in our expenses if we are forced to recruit a replacement; we have no key-man life insurance covering these executives.

American Dairy is highly dependent on the services of Leng You-Bin and Liu Hua, and the loss of their services would have a material adverse impact on our operations. These individuals have been primarily responsible for the development of American Dairy and the development and marketing of our products. American Dairy has not applied for key-man life insurance on the lives of these executives but may do so in the future.

The milk business is highly competitive and, therefore, we face substantial competition in connection with the marketing and sale of our products.

In general, milk products are price sensitive and affected by many factors beyond our control, including changes in consumer tastes, fluctuating commodity prices and changes in supply due to weather, production, feed costs and natural disasters. Our products compete with other premium quality dairy brands as well as less expensive, non-premium brands. American Dairy's milk faces competition from non-premium milk producers distributing milk in our marketing area and other milk producers packaging their milk in glass bottles, and other special packaging, which serve portions of our marketing area. Most of our competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than American Dairy, and have products that have gained wide customer acceptance in the marketplace. The largest competitors of American Dairy are state-owned dairies owned by the government of China. Large foreign milk companies have also entered the milk industry in China. The greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to advertising claims by American Dairy. The milk industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. We may be unable to compete successfully or our competitors may develop products which have superior qualities or gain wider market acceptance than ours.

Lack of property and general liability insurance expose American Dairy to the risk of loss of our property as well as liability risks in the event of litigation against our company.

American Dairy and its subsidiaries do not carry any property insurance, general liability insurance, or any other insurance that covers the risks of our business operations. As a result, any material loss or damage to our properties or other assets could lead to an increase in costs to replace or repair lost or damaged property and, possibly, a decline in revenues from lost use of the lost or damaged property. Also, personal injuries arising from our business operations, could significantly increase our costs for attorneys' fees as well as the payment of any damages arising out of the litigation. Any of the above would cause lost profits.

As we increase the scale of our operations, we may be unable to maintain the level of quality we currently attain by producing our products in small batches.

Our products are manufactured in small batches with milk from the farms of local farmers. We may be unable to maintain the quality of our dairy products at increased levels of production. Increased production levels may cause American Dairy to modify its current manufacturing methods and will necessitate the use of milk from other additional sources. A decline in the quality of our products could damage American Dairy's business, operations and finances.

We face the potential risk of product liability associated with food products.

American Dairy faces the risk of liability in connection with the sale and consumption of milk products and soybean products should the consumption of such products cause injury, illness or death. Such risks may be particularly great in a company undergoing rapid and significant growth. American Dairy currently maintains no product liability insurance. Any insurance which we may obtain in the future may be insufficient to cover potential claims or the level of insurance coverage needed may be unavailable at a reasonable cost. A partially or completely uninsured successful claim against American Dairy would drive up our costs to defend such claim or pay damages and could cause reputational damage which would hurt our revenues. Either of these results would in turn reduce our profitability.

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

American Dairy is subject to extensive regulation by China's Agricultural Ministry, and by other county and local authorities in jurisdictions in which its products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of our products. Applicable laws and regulations governing our products may include nutritional labeling and serving size requirements. Our processing facilities and products are subject to periodic inspection by national, county and local authorities. We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to our operations. Nevertheless, we may fall out of substantial compliance with current laws and regulations or may be unable to comply with any future laws and regulations. To the extent that new regulations are adopted, American Dairy will be required to conform its activities in order to comply with such regulations. Our failure to comply with applicable laws and regulations could subject American Dairy to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and finances.

The Chinese currency, "Renminbi", is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support our business operations in the future.

We rely on the Chinese government's foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. We receive substantially all of our revenues in Renminbi, which is not freely convertible into other foreign currencies. In China the government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies which are required for "current account" transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government. This type of heavy regulation by the Chinese government of foreign currency exchange restricts certain of our business operations and a change in any of these government policies, or any other, could further negatively impact our operations which could result in a loss of profits.

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

In order for our China subsidiaries to pay dividends to American Dairy, a conversion of Renminbi into us dollars is required which, if we were not allowed by the Chinese government, would cause an interruption in our operating cash flow.

Under current Chinese law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of American Dairy to meet its cash needs, and to pay dividends to its shareholders. Although, our subsidiaries' classification as wholly - owned foreign enterprises ("WOFEs") under Chinese law permits them to declare dividends and repatriate their funds to American Dairy in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to American Dairy would in turn prevent payments of dividends to our shareholders.

Dividends paid to American Dairy, as the US parent company, would be subject to US corporate income tax.

American Dairy has not accrued any tax liability associated with the possible payment of dividends to the U.S. parent company. Such a tax would be an added expense appearing on our balance sheet which would reduce our net income.

Lack of bank deposit insurance puts our funds at risk of loss from bank foreclosures or insolvencies.

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

American Dairy has obtained trademark registrations for the use of our tradename "Feihe", which has been registered with the Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products. We believe our trademark is important to the establishment of consumer recognition of our products. However, due to uncertainties in Chinese trademark law, the protection afforded by our trademark may be less than we currently expect and may, in fact, be insufficient. Moreover even if it is sufficient, in the event it is challenged or infringed, we may not have the financial resources to defend it against any challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademarks could have a material adverse effect on our business, operations and finances.

Our lack of patent protection could permit our competitors to copy our trade secrets and formulae and thus gain a competitive advantage.

American Dairy has no patents covering our products or production processes, and we expect to rely principally on know-how and the confidentiality of our formulae and production processes for our products and our flavoring formulae in producing a competitive product line. Any breach of confidentiality by our executives or employees having access to our formulae could result in our competitors gaining access to such formulae. The ensuing competitive disadvantage could reduce our revenues and our profits.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "expect", "plans", "intends", "anticipate", "believe", "estimate" and "continue" or similar words and are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should read statements that contain these words carefully because they discuss its future expectations, contain projections of its future results of operations or of its financial condition or state other "forward-looking" information. American Dairy believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that American Dairy is not able to accurately predict or control. The factors listed above in the section captioned "Risk Factors", as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause American Dairy's actual results to differ materially from the expectations American Dairy describes in its forward-looking statements. Before you invest in the Common Stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this report could have a material adverse effect on its business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

AMERICAN DIARY, INC.

Date: August 14, 2006
By: /s/ Leng You-Bin

Leng You-Bin,
Chief Executive Officer and President

By:  /s/ Lui Hua

Lui Hua,
Chief Financial Officer, Secretary, Treasurer and
Principal Accounting Officer