Form 10-Q
period 2006-09-30
AMERICAN DAIRY INC
filed 2006-11-14
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,431,819 shares as of November 13, 2006.

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

ASSETS
	September 30,	December 31,
	2006	2005
	(unaudited)
Current assets:
Cash	$23,463,652	$12,958,435
Accounts receivable
Trade-net of allowance for bad debts of $318,448 and $309,461, respectively	6,562,987	4,132,931
Employees	741,169	488,413
Other	268,022	1,516,105
Inventories	15,164,783	9,622,347
Prepaid expenses	340,373	875,031
Advances to suppliers	1,081,964	1,216,172
Other tax refundable	—	500,892
Total current assets	47,622,950	31,310,326

Property and equipment:
Fixed assets, net of accumulated depreciation	36,443,045	34,685,898
Construction in progress	6,052,521	3,373,833

	42,495,566	38,059,731
Total assets	$90,118,516	$69,370,057

See accompanying notes to condensed financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY
	September 30,	December 31,
	2006	2005
	(unaudited)
Current liabilities:
Accounts payable and accrued expenses	$13,710,446	$11,855,430
Current portion of long term debt	5,071,045	102,466
Advances from related parties	945,024	932,942
Advances from employees	703,535	947,596
Deferred income	3,937,886	12,073,781
Short-term notes and loans payable	12,846,971	7,323,801
Total current liabilities	37,214,907	33,236,016

Long term debt, net of current portion shown above	509,521	5,543,517

Minority interest	417,057	493,500

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 14,928,245 and
14,132,824 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	14,928	14,133
Additional paid-in capital	14,339,541	9,208,837
Retained earnings	35,823,500	20,268,793
Accumulated other comprehensive income	1,799,062	605,261
Total stockholders' equity	51,977,031	30,097,024
Total liabilities and stockholders' equity	$90,118,516	$69,370,057

See accompanying notes to condensed financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

SALES	$32,611,627	$14,273,618	$84,614,873	$42,424,253
COST OF GOODS SOLD	15,266,001	7,529,262	40,511,966	22,420,317
Gross Profit	17,345,626	6,744,356	44,102,907	20,003,936

OPERATING AND ADMINISTRATIVE
EXPENSES:
Distribution expenses	10,567,343	3,170,934	25,698,262	9,971,876
General and administrative expenses	1,451,998	866,179	3,788,019	1,646,154
Depreciation	89,186	351,192	256,970	589,800
	12,108,527	4,388,305	29,743,251	12,207,830

Income from operations	5,237,099	2,356,051	14,359,656	7,796,106

OTHER INCOME (EXPENSE):
Other income (expenses)	477,487	17,269	1,763,726	79,405
Interest and finance costs	(212,206)	(194,621)	(615,143)	(240,234)
	265,281	(177,352)	1,148,583	(160,829)

MINORITY INTEREST	25,859	—	46,468	—

INCOME BEFORE INCOME TAXES	5,528,239	2,178,699	15,554,707	7,635,277

(PROVISION FOR) BENEFIT FROM
INCOME TAXES	—	—	—	—

NET INCOME	5,528,239	2,178,699	15,554,707	7,635,277

OTHER COMPREHENSIVE INCOME:
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	724,447	662,098	1,193,801	662,098

TOTAL COMPREHENSIVE INCOME	$6,252,686	$2,840,797	$16,748,508	$8,297,375

BASIC NET INCOME PER COMMON SHARE	$0.37	$0.16	$1.07	$0.55

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	14,895,411	13,978,246	14,566,126	13,765,204

DILUTED NET INCOME PER COMMON SHARE	$0.32	$0.14	$0.91	$0.49

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,670,895	15,751,215	17,337,967	15,538,173

See accompanying notes to condensed financial statements.

AMERICAN DAIRY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,554,707	$7,635,277
Adjustments to reconcile net income to operating activities -
Depreciation	1,362,854	589,800
Compensation expense for stock issued	1,055,480	940,240
Compensation expense for warrant extension	290,952	—
Gain on disposal of assets	(142)	—

Changes in assets and liabilites:
(Increase) decrease in -
Accounts and notes receivable	(2,430,056)	(3,610,989)
Other receivables	1,248,082	(2,257,920)
Employees receivables	(252,756)	—
Inventories	(5,542,436)	(5,118,411)
Prepaid expenses	534,658	(221,156)
Advances to suppliers	134,208	(734,309)
Other tax refundable	500,892	(28,374)
Increase (decrease) in -
Accounts payable and accrued expenses	2,050,016	(714,169)
Advances from related parties	12,082	604,393
Advances from employees	(244,061)	556,013
Deferred income	(8,135,895)	(6,635,090)
Net cash provided by (used in) operating activities	6,138,585	(8,994,695)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets and construction in progress	(5,798,547)	(10,279,131)
Payments received on note receivable	—	52,454
Minority interest	(76,443)	599,074
Net cash used in investing activities	(5,874,990)	(9,627,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	13,437,121	7,082,255
Proceeds from long-term loan	732,880	5,020,542
Repayment of short-term loans	(4,932,367)	—
Repayment of long-term loans	(779,880)	(74,771)
Issuance of common stock	590,067	550,000

Net cash provided by financing activities	9,047,821	12,578,026

Effect of exchange rate change on cash and cash equivalents	1,193,801	662,098

NET DECREASE IN CASH AND EQUIVALENTS	10,505,217	(5,382,174)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,958,435	6,645,197
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,463,652	$1,263,023

AMERICAN DAIRY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$266,779	$10,017

Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During April 2006, holders of $3,000,000 in convertible debt elected to convert their notes plus accrued interest thereon into 399,375 shares of the Company's common stock. The conversion price was $8.00 per share.

See accompanying notes to condensed financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Common Stock				Accumulated
	Number	$0.001	Additional		Other
	of	par	Paid-In	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income	Totals

Balance, December 31, 2003	11,750,970	11,751	3,228,298	2,380,984	—	5,621,033

Shares issued for services	46,000	46	96,554	—	—	96,600
Stock issued for cash	1,759,384	1,759	4,671,147	—	—	4,672,906
Less offering costs	—	—	(476,825)	—	—	(476,825)
Net income for the year ended
December 31, 2004	—	—	—	6,258,380	—	6,258,380
Balance, December 31, 2004	13,556,354	$13,556	$7,519,174	$8,639,364	$—	$16,172,094

Stock issued for cash	428,570	429	749,571	—	—	750,000
Stock issued for services	147,900	148	940,092	—	—	940,240

COMPREHENSIVE INCOME:
Foreign currency translation adjustments	—	—	—	—	605,261	605,261
Net income for the year ended
December 31, 2005	—	—	—	$11,629,429	—	11,629,429
Balance, December 31, 2005	14,132,824	$14,133	$9,208,837	$20,268,793	$605,261	$30,097,024

Stock issued for cash	307,796	308	589,759	—	—	590,067
Stock issued for services	88,250	88	1,055,392	—	—	1,055,480
Stock issued for note conversion	399,375	399	3,194,601			3,195,000
Paid in capital for warrant extension			290,952			290,952

COMPREHENSIVE INCOME:
Foreign currency translation adjustments	—	—	—	—	1,193,801	1,193,801
Net income for the nine months ended
September 30, 2006	—	—	—	$15,554,707	—	15,554,707
Balance, September 30, 2006	14,928,245	$14,928	$14,339,541	$35,823,500	$1,799,062	$51,977,031

See accompanying summary of accounting policies and notes to financial statements.

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

On June 15, 2006, the Company formed Langfang Feihe Dairy Company Limited (“Langfang Feihe”) as a wholly owned subsidiary of American Dairy. Langfang has a registered capital of 15,000,000 RMB ($1,875,000), none of which was funded as of September 30, 2006. Langfang Feihe was formed to own dairy facilities which are now being constructed.

On March 22, 2006, the Company formed GanHan Feihe Dairy Company Limited (“GanHan Feihe”) as a wholly owned subsidiary of American Dairy. GanHan Feihe has a registered capital of 40,000,000 RMB ($5,000,000), none of which was funded as of September 30, 2006. GanHan Feihe was also formed to own dairy facilities which are now being constructed.

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
SEPTEMBER 30, 2006
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of American Dairy, Inc. and subsidiaries as of September 30, 2006 and December 31, 2005 and the results of their operations for the three month and nine month periods ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005.. The results of operations for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire year.

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

Inventories - Inventories comprise raw materials, consumables and goods held for resale and are stated at the lower of cost or market value. Cost is calculated using the weighted average method and includes any overhead costs incurred in bringing the inventories to their present location and condition. Overhead costs included in finished goods inventory include direct labor cost and other costs directly applicable to the manufacturing process, including utilities, supplies, repairs and maintenance, and depreciation expense.

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

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at September 30, 2006. For the three and nine month periods ended on September 30, 2006 and 2005, depreciation totaling $483,432, $1,105,884, $153,267 and $839,146, respectively, was included as a component of cost of good sold.

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

Historically the local currency’s exchange rate had been tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005 the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

the Yuan has been allowed to float within a specified range. As of September 30, 2006 the exchange rate was 7.92 Yuan per US Dollar.

Taxation - In accordance with the requirements of Statement of Financial accounting Standards No. 109 “Accounting For Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. For the years ended December 31, 2005, 2004, and 2003, Feihe Dairy enjoyed a 100% tax holiday from enterprise income taxes. Therefore the only timing differences giving rise to deferred income taxes during these periods was the tax effect of the net operating loss carryforward at the parent company level, which was subject to a 100% valuation allowance.

A provision has not been made at September 30, 2006 for U.S. or additional foreign withholding taxes on approximately $29 million of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

Product display fees - The Company has entered into a number of agreements with the resellers of its product, whereby the Company pays the reseller an agreed upon amount to display its

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

products. As prescribed by he Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer, the Company has reduced sales by the amounts paid under these agreements For the three and nine months ended September 30, 2006 and 2005 these totaled $353,769, $1,473,551, $829,835 and $1,943,529 respectively.

Advertising costs - Advertising costs are charged to operations when incurred. Advertising expense totaled $7,347,522, $16,608,001, $1,732,528 and $5,203,959 during the three and nine months ended September 30, 2006 and 2005, respectively. The Company is required to prepay for certain television advertising. The prepaid television advertising is expensed at the time the advertising is run. At September 30, 2006 and December 31, 2005, the Company had $237,021 and $710,052 in prepaid advertising.

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

Fair value of financial statements - The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from staff, notes payable and other payables approximate their fair values as of September 30, 2006 because of the relatively short-term maturity of these instruments.

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

New Accounting Pronouncements - In February 2006, the FASB issued Statement No. 155,“Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued Statement No. 156,“Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48,“Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109,“Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157,“Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

4.	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of September 30, 2006 the Company held $7,743 of cash balances within the United States, none of which was in excess of FDIC insurance limits.

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

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

The Company is self insured for all risks and carries no liability or property insurance coverage of any kind.

5.	INVENTORIES

Inventories consist of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Raw and partially processed materials	$9,245,059	$3,215,228
Finished goods	5,919,724	6,407,119
Total	$15,164,783	$9,622,347

6.	FIXED ASSETS

Fixed assets consist of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Buildings	$19,996,182	$19,352,423
Plant and machineries	17,870,976	15,513,061
Motor vehicles	817,520	787,112
Computers and equipment	485,494	391,781
	39,170,172	36,044,377
Less: Accumulated depreciation	(2,727,127)	(1,358,479)
	$36,443,045	$34,685,898

7.	CONSTRUCTION-IN-PROGRESS

The Company had various construction projects under construction at September 30, 2006 and December 31, 2005 as detailed below:

	September 30, 2006	December 31, 2005

Shanxi walnut processing facility	$—	$505,717
Langfang construction project	2,859,255	—
GanNan construction project	3,042,631	—
Feihe Dairy production facility	150,635	2,868,116
Total	$6,052,521	$3,373,833

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

8.	NOTES PAYABLE

Short term notes and loans payable consist of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Note payable to a bank, bearing interest at 6.12% per
annum, secured by plant and machinery, payable at
maturity date of February 27, 2007	$1,893,939	$—
Note payable to a bank, bearing interest at 6.48% per
annum, secured by plant and machinery, payable at
maturity date of July 5, 2007	3,156,566
Note payable to a bank, bearing interest at 5.85% per
annum, secured by land and building, payable at
maturity date of July 26 2007	3,787,879
Series A convertible note, bearing interest at 6.5% per
annum, due on April 26, 2006, convertible to common
stock at a conversion price of $8.00 per share		3,000,000
Note payable to a bank, bearing interest at 6.696% per
annum, secured by plant and machinery, payable at
Maturity	—	3,082,614
Unsecured, bearing interest at 7 ½% per annum,
Payable to an individual, due November 17, 2006	1,650,000	—
Unsecured, bearing interest at 7 ½% per annum,
payable to a corporation, due November 15, 2006	100,000
Unsecured, non-interest bearing obligation to an
unrelated company, repayable upon demand	1,018,438	994,578
Various unsecured, non-interest notes to a
bank, due March 28, 2007	623,737
Unsecured, non-interest bearing obligation to regional
corporation department, with no fixed repayment terms	22,727	—
Unsecured, non-interest bearing obligation to county
finance department, with no fixed repayment terms	593,685	246,609
	$12,846,971	$7,323,801

During April of 2006, the Series A Convertible note holders exercised their option to convert the $3,000,000 in outstanding principal plus accrued interest of $195,000 into 399,375 shares of the Company’s common stock.

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

9.	LONG TERM DEBT

Long-term debt consists of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Series B convertible notes, bearing interest at 7.5%
per annum, payments of $2,500,000 due on June 30, 2007
and August 14, 2007, convertible to common stock at
a conversion price of $10.00 per share	$5,000,000	$5,000,000
Note payable to a bank, bearing interest at 5.76% per
annum, secured by plant and machinery, payable in 96
monthly installments	572,233	635,378
Note payable to a finance company, secured by a vehicle
payable in 60 monthly installments	8,333	10,605
	5,580,566	5,645,983

Less: current portion of long-term debt	(5,071,045)	(102,466)
	$509,521	$5,543,517

Principal payments due by year for the next five years and thereafter on these notes are as follows:

Fiscal year ended	Amount

December 31, 2006	$62,712
December 31, 2007	5,062,712
December 31, 2008	62,712
December 31, 2009	62,712
December 31, 2010	62,712
Thereafter	267,006
Total	$5,580,566

10.	RELATED PARTY TRANSACTIONS

As of September 30, 2006 and December 31, 2005 the Company had the following balances due to/(from) its officers and directors:

Name	September 30, 2006	December 31, 2005
Leng You-bin	$858,418	$856,421
Other officers and directors	86,606	76,521
	$945,024	$932,942

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

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

The tax holiday resulted in tax savings as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
	2006	2005	2006	2005
Approximate tax savings	$2,129,000	$1,903,000	$5,972,000	$4,524,000

Benefit per share
Basic	$0.14	$0.14	$0.41	$.33
Diluted	$0.12	$0.12	$0.34	$0.29

There are no material timing differences between the reporting of book and taxable income which would give rise to a deferred income tax asset or liability as of September 30, 2006.

12.	EARNINGS PER SHARE

SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per shares (EPS) computations. The following reconciles the components of the EPS computation:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the three months ended September 30, 2006
Basic EPS income available to common shareholders	$5,528,239	14,895,411	$.37

Effect of dilutive securities:
Convertible notes	93,750	544,688	(.01)
Warrants issued	—	2,230,796	(.04)
Diluted EPS income available to common	$5,621,989	17,670,895	$.32

For the three months ended September 30, 2005
Basic EPS income available to common shareholders	$2,178,699	13,978,246	$.16

Effect of dilutive securities:
Warrants issued	—	1,772,969	$(.02)
Diluted EPS income available to common	$2,178,699	15,751,215	$.14

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the nine months ended September 30, 2006
Basic EPS income available to common shareholders	$15,554,707	14,566,126	$1.07

Effect of dilutive securities:
Convertible notes	281,250	544,688	(.02)
Warrants issued	—	2,227,153	(.14)
Diluted EPS income available to common	$15,835,957	17,337,967	$.91

For the nine months ended September 30, 2005
Basic EPS income available to common shareholders	$7,635,277	13,765,204	$.55

Effect of dilutive securities:
Warrants issued	—	1,772,969	$(.06)
Diluted EPS income available to common	$7,635,277	15,538,173	$.49

13.	STOCK OPTIONS AND WARRANTS

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

The Company adopted FAS-123R on January 1, 2006 using the modified prospective method. As of January 1, 2006 and September 30, 2006 the Company had no outstanding stock options or unvested stock compensation and the adoption of FAS 123R had no effect on the consolidated financial statements.

Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the “Plan”) which reserved 3,000,000 shares of Common Stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. Compensation for services received through stock-based compensation plans is measured by the quoted market price of the stock at the measurement date less the amount, if any, that the recipient is required to pay. Compensation expense of $144,550 and $1,055,480 was recorded during the three and nine months ended September 30, 2006 related to the Plan, compared to compensation expense of $297,390 and $940,240 that was recorded during the three and nine months ended September 30, 2005.

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

During August of 2006, the Company modified the terms on 542,858 warrants exercisable at $1.75 per share which were to expire in August of 2006. The terms of the warrants was extended to October 2006, and a cashless conversion feature was added. The Company recognized $290,952 in compensation expense for the fair value of these term modifications.

As of September 30, 2006, the Company had 2,827,799 warrants outstanding at an average exercise price of $2.78 per warrant for one share each of the Company's common stock. The warrants will expire three years from the issuance date, with 942,859 expiring in 2006, 330,000 expiring in 2008, and the balance of 1,554,940 expiring in 2009. During the nine months ended September 30, 2006, 171,428, 22,813, and 113,555 warrants were exercised for $1.75, $1.50 and $2.25 per share, respectively, resulting in proceeds of $590,067 to the Company.

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

14.	COMMITMENTS

As of September 30, 2006, the Company has future commitments for land use rights totaling $274,852.

As of September 30, 2006, there were no minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year.

In accordance with the terms and conditions of a Sale and Purchase Agreement dated July 25, 2003, the Company has agreed to acquire land use rights and a factory in Kedong County for a total consideration of $401,000. At the Company’s option the liability could be settled through payment of cash consideration or through the issuance of 200,000 shares of its common stock. This option had not expired as of September 30, 2006. The Company accrued the liability during the year ended December 31, 2005. As of September 30, 2006 the Company had not settled the commitment.

15.	SUBSEQUENT EVENTS

Effective October 3, 2006, the Company closed an unregistered offering of convertible notes in the aggregate principal amount of $18.2 million that bear interest at 7.75% per annum for a term of three years, payable at maturity in shares of common stock. Under the terms of the financing, the notes are convertible into the Company’s common shares at $14.50 per share, subject to certain conditions. Also issued to the debenture holders were warrants to purchase approximately 251,000 shares of the Company’s common stock at an exercise price of $14.50 per share. The warrants have a term of six years. The Company intends to use the proceeds from the sale of the notes for the previously announced expansion of the Company’s processing, packaging and distribution facilities, as well as for general corporate purposes and potential acquisitions.

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

(2) Plan of Operations

The predecessor of American Dairy, Inc. (the "Company") had been inactive for a number of years, and has had no revenue from operations during the quarter ended September 30, 2006 or the quarter ended September 30, 2005.

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

(3) Results of Operations

Comparison of operations for the three months ended September 30, 2006 with the three months ended September 30, 2005:

The Company had a $3,349,540 or a 153.7% increase in net income to $5,528,239 during the three months ended September 30, 2006 from $2,178,699 for the comparable period in 2005. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales revenues increased by $18,338,009 or 128.5% quarter-on-quarter to $32,611,627 for the quarter ended September 30, 2006 compared to the same corresponding quarter in 2005 of $14,273,618. The third quarter's sales revenues represented average monthly sale revenues of $10,870,542 compared to the corresponding quarter in 2005 of $4,757,872, representing an average monthly increase of $6,112,970 or 128.5% compared to the corresponding quarter in 2005. The reasons of the favorable variance in sales revenues for the third quarter ended September 30, 2006 were as follows:

- Increased popularity of "Feihe" brand in mainland China following the successful advertising campaigns in the previous year and extensive networks of principal agents in 25 provinces of the PRC.

- Demand was boosted by improved and high quality ingredients for several products such as Ca+Zn, CPP series, the rice powder and nucleotides series, and the markets in the PRC generally accepted these products.

- An extensive sales network enhances the distribution of Feihe Dairy’s products to difference provinces in northeastern China - the “milk belt”. The Company also increased sales into "top tier" cities in the provinces of China.

- Increase in sales quantities of several major products such as milk powder with nucleotides series, rice powder, CPP series and Ca+Zn in the third quarter of 2006 compared to the corresponding quarter in 2005 by approximately 688%, 82%, 115% and 202%, respectively.

- Increase in overall sales quantity by 3,818,818 kilograms or 101 quarter-on-quarter to 7,609,888 kilograms for the quarter ended September 30, 2006 compared to the same corresponding quarter in 2005 of 3,791,070 kilograms.

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

The average selling price of all products during the quarter ended September 30, 2006 increased by 8% as compared to the quarter ended September 30, 2005. Accordingly, the favorable variance in sales revenues was mainly attributed to increases in sales volume and average selling price.

Cost of goods sold increased by $7,736,739 or 102.8% quarter-on-quarter to $15,266,001 for the quarter ended September 30, 2006 compared to the same corresponding quarter in 2005 of $7,529,262. Quarter-on-quarter increases in sales of 128.5% exceeded increases in cost of goods sold of 102.8%.

Gross profit increased by $10,601,270 or 157.2% quarter-on-quarter to $17,345,626 for the quarter ended September 30, 2006 compared to the same corresponding quarter in 2005 of $6,744,356. Gross profit margin increased to 53.2% for the quarter ended September 30, 2006 compared to 47.3% for the same corresponding quarter in 2005. The variance was principally due to an increase in sales volume and increases in average unit selling prices that had exceeded increases in cost of sales.

Distribution and other operating costs represented expenditures in connection with the distribution of milk powder, rice cereal powder and soybean powder. Distribution expenses increased by $7,396,409 or 233.3% quarter-on-quarter to $10,567,343 for the quarter ended September 30, 2006 compared to $3,170,934 for the corresponding quarter in 2005. Variance in selling expenses was principally attributable to the increases in advertising and promotions expenses, salaries and allowances, transportation and sundry expenses.

Administrative expense increased by $585,819 or 67.6% to $1,451,998 during the three months ended September 30, 2006 from $866,179 during the same period in 2005. The increase is due primarily to increases in the inspection fees and sundry expenses and related expenses associated with the expansion of business activities, including compensation expense recognized due to modification of terms on certain warrants that were issued to third parties. Also, professional fees incurred at the parent level increased, including legal, accounting, and auditing expenses.

Total other income/expenses increased by $460,218 quarter-on-quarter to $477,487 for the quarter ended September 30, 2006 compared to $17,269 for the same corresponding quarter in 2005. This difference is principally due to increases in sundry income.

During the three months ended September 30, 2006 and 2005, the Company incurred $212,206 and $194,621, respectively, of interest and financing costs associated with debts. The additional interest expense is due primarily to additional convertible debt issued at the parent company level during the third quarter of 2005.

Comparison of operations for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005:

The Company had a $7,919,430 or 103.7% increase in net income from $7,635,277 during the nine months ended September 30, 2005 to $15,554,707 for the comparable period in 2006. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales increased by $42,190,620 or 99.4% from $42,424,253 for the nine months ended September 30, 2005 to $84,614,873 for the nine months ended September 30, 2006. The first nine months sales revenues represented average monthly sale revenues of $9,401,653 compared to the corresponding nine months in 2005 of $4,713,806. The reasons for the favorable variance in sales revenues for the nine months ended September 30, 2006 were as follows:

- Increased popularity of "Feihe" brand in mainland China following the successful advertising campaigns in the previous year and extensive networks of principal agents in 25 provinces of the PRC.

- Demand was boosted by improved and high quality ingredients for several products such as Ca+Zn, CPP series, and nucleotides series, and the markets in the PRC generally accepted these products.

- Increase in sales quantities of several major products such as milk powder with Ca+Zn series, CPP Series, nucleotides series, and rice powder in the first nine months of 2006 compared to the corresponding period in 2005 by approximately 92%, 75%, 316%, and 56%, respectively.

- Extensive sales network enhances the distribution of Feihe Dairy's products to different provinces in the northeastern part of China - the "milk belt". It not only enhanced the popularity of 'Feihe' trademark, but also promoted the Feihe's products to remote areas in China.

- Increase in overall sales quantity by 8,570,021 kilograms or 75% period-on-period to 19,975,357 kilograms for the nine months ended September 30, 2006 compared to the same corresponding period of 11,405,336 kilograms in 2005.

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

The average selling price of all products during the nine months ended September 30, 2006 increased by 11% as compared to the nine months ended September 30, 2005. Accordingly, the favorable variance in sales revenues was mainly attributed to increases in sales volume and average selling price.

Cost of goods sold increased by $18,091,649 or 80.7% from $22,420,317 for the nine months ended September 30, 2005 to $40,511,966 for the comparable period in 2006. Period-on-period increases in sales of 99.4% had favorably exceeded increases in cost of goods sold of 80.7%.

Gross profit increased by $24,098,971 or approximately 120.5% from $20,003,936 for the nine months ended September 30, 2005 compared to the same corresponding nine months in 2006 of $44,102,907, mainly attributable to increase in sales volume and increases in average unit selling prices, that had exceeded increases in cost of sales. Gross profit margin increased to 52.1% for the nine months ended September 30, 2006 compared to 47.2% for the same corresponding period in 2005, principally due to changes in sales/production mix, increase in sales volume, and an increase in average selling price, offset by increases in certain raw materials costs, such as lactose and fat free powder.

Distribution expenses represent costs incurred in connection with the distribution of milk powder, rice cereal powder and soybean powder. Distribution expenses increased by $15,726,386 or 157.7% from $9,971,876 in the nine months ended September 30, 2005 to $25,698,262 for the comparable period in 2006. Variance in selling expenses was principally attributable to the increases in advertising and promotions expenses, salaries and allowances, transportation, and sundry expense.

Administrative expenses increased by $2,141,865 or 130.1% from $1,646,154 during the nine months ended September 30, 2005 to $3,788,019 during the same period in 2006. This increase is due primarily to increases in the administrative staff expenses, depreciation expense, sundry expenses, and related expenses associated with the expansion of business activities, including compensation expense recognized due to modification of terms on certain warrants that were issued to third parties. Also, professional fees incurred at the parent level increased, including legal, accounting, and auditing expense.

Total other income/expenses increased by $1,684,321 to $1,763,726 for the nine months ended September 30, 2006 compared to $79,405 for the same corresponding nine months in 2005. This difference is principally due to increases in sundry income and to VAT tax rebates received from the Province during 2006. The Company does not recognize VAT tax rebates until received as the rebates are made on a strictly voluntary basis by the Province as an economic incentive to the Company.

During the nine months ended September 30, 2006 and 2005, the Company incurred $615,143 and $240,234 respectively, in interest and financing costs associated with debts. This increase was due primarily to interest on convertible loans made at the parent company level.

(4) Liquidity and Capital Resources

Operating Activities. Net cash flows provided by operating activities for the nine months ended September 30, 2006 was $6,138,585 compared with net cash flows used by operating activities of $8,994,695 for the nine months ended September 30, 2005, for a net increase of $15,133,280. This change in cash flows from operating activities was attributable primarily to an increase in net income of $7,919,430, as well as changes in accounts and other receivables and accounts payable which positively affected cash provided by operating activities.

Working Capital. At September 30, 2006, the Company had working capital of $10,408,044.

The Company anticipates that it will have adequate working capital in the foreseeable future. However, the Company may wish to borrow additional amounts or sell its common stock to realize additional funds in order to expand and grow its operations.

(5) Contractual Obligations

The following table is a summary of the Company's contractual obligations as of September 30, 2006:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years

"Notes payable"	$12,846,971	$12,846,971	$—	$—	$—

Long-term debt obligations	5,580,566	5,071,045	125,424	125,424	258,673

Purchase obligations for land use rights	274,852	6,148	12,296	12,296	244,112

Total	$18,702,389	$17,924,164	$137,720	$137,720	$502,785

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in quantitative or qualitative disclosure about market risk since December 31, 2005.

As of September 30, 2006, the Company had not entered into any type of hedging or interest rate swap transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, American Dairy issued 135,035 shares of its common stock upon the exercise of warrants held by two warrant holders. 100,000 such shares were issued at an exercise price of $1.75 per share, 22,222 were issued at $2.25 per share and 12,813 were issued at $1.50 per share.

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

American Dairy, Inc.
Date: November 14, 2006

By:  /s/ Leng You-Bin
Leng You-Bin,
Chief Executive Officer and President

By:  /s/ Liu Hua
Liu Hua,
Chief Financial Officer, Secretary, Treasurer and
Principal Accounting Officer