Form 10-Q/A
period 2005-09-30
AMERICAN DAIRY INC
filed 2006-11-20
CIK 789868

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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
N/A

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,018,539 shares as of November 11, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

EXPLANATORY NOTE

American Dairy, Inc. is filing this Form 10-Q/A to amend certain sections of its Form 10-Q for the three months ended September 30, 2005. We originally filed our Form 10-Q for the three months ended September 30, 2005 (the “Original Filing”) on November 14, 2005. Subsequent to that date, we have received comments from the Securities and Exchange Commission to the Original Filing, as well as to our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 and our Annual Report on Form 10-K for the year ended December 31, 2005. We are in the process of amending these reports as well. We are amending the Original Filing and the other reports solely to revise the financial statements, notes thereto, Part I, Item 2., Management’s Discussion and Analysis, and Item 4., Disclosure Controls and Procedures and the management certificates appearing as Exhibits 31.1, 31.2 and 32 to this amendment. This Form 10-Q/A does not otherwise amend the Original Filing.

AMERICAN DAIRY, INC.

AMERICAN DAIRY INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(Unaudited)

ASSETS

Current assets:
Cash	$1,263,023
Accounts receivable
Trade	4,281,569
Other	2,858,139
Note receivable	164,937
Inventories	10,160,809
Prepaid expenses	786,225
Advances to suppliers	1,041,976
Other tax refundable	65,756

Total current assets	20,622,434

Property and equipment:
Fixed assets, net of accumulated depreciation of $947,708	17,255,227
Construction in progress	16,182,240

33,437,467

Total assets	$54,059,901

See accompanying notes to financial statements.

AMERICAN DAIRY INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,319,787
Current portion of long term debt	102,957
Advances from related parties	1,745,974
Advances from employees	1,209,878
Deferred income	3,059,433
Short-term loans and notes payable	7,077,194

Total current liabilities	21,515,223

Long term debt, net of current portion shown above	5,805,436

Minority interest	779,532

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
authorized; 14,018,539 issued and outstanding	14,019
Additional paid-in capital	9,015,952
Retained earnings	16,267,641
Accumulated other comprehensive income	662,098

Total stockholders' equity	25,959,710

Total liabilities and stockholders' equity	$54,059,901

See accompanying notes to financial statements.

AMERICAN DAIRY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

SALES	$14,273,618	$8,662,297	$42,424,253	$25,503,319
COST OF GOODS SOLD	7,529,262	4,800,250	22,420,317	13,376,172

Gross Profit	6,744,356	3,862,047	20,003,936	12,127,147

OPERATING AND ADMINISTRATIVE
EXPENSES:
Distribution expenses	3,170,934	2,407,759	9,971,876	7,527,697
General and administrative expenses	866,179	125,560	1,646,154	826,871
Other operating expenses	-	71,931	-	96,034
Depreciation	351,192	16,164	589,800	51,117

	4,388,305	2,621,414	12,207,830	8,501,719

Income from operations	2,356,051	1,240,633	7,796,106	3,625,428

OTHER INCOME (EXPENSE):
Other income (expenses)	17,269	(3,156)	79,405	5,201
Gain on disposal of assets	-	-	-	2,628
Interest and finance costs	(194,621)	(22,083)	(240,234)	(44,248)

	(177,352)	(25,239)	(160,829)	(36,419)

MINORITY INTEREST	-	29,192	-	29,192

INCOME BEFORE INCOME TAXES	2,178,699	1,244,586	7,635,277	3,618,201

(PROVISION FOR) BENEFIT FROM
INCOME TAXES	-	-	-	261,621

NET INCOME	2,178,699	1,244,586	7,635,277	3,879,822

Other comprehensive income, net of tax:
Foreign currency translation adjustment	662,098	-	662,098	-

TOTAL COMPREHENSIVE INCOME	$2,840,797	$1,244,586	$8,297,375	$3,879,822

BASIC NET INCOME PER COMMON SHARE	$0.16	$0.10	$0.55	$0.33

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	13,978,246	11,944,318	13,765,204	11,815,890

DILUTED NET INCOME PER COMMON SHARE	$0.14	$0.09	$0.49	$0.30

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,751,215	12,987,174	15,538,173	12,858,746

See accompanying notes to financial statements.

AMERICAN DAIRY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$7,635,277	$3,879,822
Adjustments to reconcile net income to operating activities -
Depreciation	589,800	232,918
Compensation expense for stock issued	940,240	-
Foreign currency translation adjustment	662,098
Gain on disposal of assets	-	(2,628)
Changes in assets and liabilities:
(Increase) decrease in -
Accounts and notes receivable	(3,610,989)	(1,611,708)
Other receivables	(2,257,920)	(424,178)
Amounts due from related parties	-	122,082
Inventories	(5,118,411)	(2,190,877)
Prepaid expenses	(221,156)	653,555
Advances to suppliers	(734,309)	113,621
Other tax refundable	(28,374)	268,672
Increase (decrease) in -
Accounts payable and accrued expenses	(714,169)	3,321,287
Advances from related parties	604,393	700,177
Advances from employees	556,013	159,300
Deferred income	(6,635,090)	(1,535,019)
Tax payable	-	174,569

Net cash provided by (used by) operating activities	(8,332,597)	3,861,593

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(8,822,154)	(2,864,007)
Payments received on note receivable	52,454	137,681
Contributions by minority interest	599,074	151,622
Deposit on land, building and equipment	-	417,678
Additions to construction in progress	(1,456,977)	(4,989,259)

Net cash (used by) investing activities	(9,627,603)	(7,146,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	7,082,255	302,118
Proceeds from long-term debt	5,020,542	-
Proceeds from stock issuance	550,000	1,735,428
Increase in capital reserve	-	230,676
Repayment of short-term loans	-	(483,278)
Repayment of long-term loans	(74,771)	-
Purchase obligation	-	(72,463)

Net cash provided by financing activities	12,578,026	1,712,481

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(5,382,174)	(1,572,211)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,645,197	3,040,600

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,263,023	$1,468,389

AMERICAN DAIRY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid, net of capitalized amounts	$79,145	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for services	$940,240	$-

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

Effective May 7, 2003, American Dairy completed the acquisition of 100% of the issued and outstanding capital stock of American Flying Crane Corporation (“AFC”), a Delaware corporation. As a result, AFC became a wholly owned subsidiary of American Dairy. This transaction was treated as a recapitalization of AFC for financial reporting purposes.

In preparation for this acquisition American Dairy completed a 1 to 19 reverse stock split reducing the number of shares of common stock outstanding from 7,485,147 to 394,168. In addition, American Dairy shareholders canceled 258,638 shares reducing the number of shares outstanding at the acquisition date to 135,530 shares.

American Dairy purchased all of the outstanding capital stock of AFC from its shareholders in exchange for 9,650,000 shares of restricted common stock. This acquisition was treated as a purchase for financial reporting purposes with AFC being the purchaser and American Dairy being the purchased entity.

AFC was incorporated on January 15, 2002 in Delaware, with 50,000,000 authorized shares of common stock at a par value of $0.0001 per share and 10,000 of which authorized shares are currently issued and outstanding. AFC owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”) and Feihe Dairy in turn owns 100% of the registered shares of BaiQuan Feihe Dairy Co. Limited (“BiaQuan Dairy”) and Heilongjiang Sanhao Dairy Co., Limited (“Sanhao Dairy”) which was liquidated into BisQuan Dairy during 2004, and 95% of Beijing Feihe Biotechnology Scientific and Commercial Co., Limited (Beijing Feihe) with the other 5% being held in trust for the Company. AFC also owns 60% of the registered capital of Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (Shanxi) formed to develop and operate a walnut processing plant.

Currently, the principal core activity of AFC is investment holdings, while the principal core activities of Feihe Dairy, Sanhao Dairy and BiaQuan Dairy are manufacturing and distribution of dairy milk powder products under the Feihe trademarks. The principal core activity of Shanxi is the production and distribution of walnut powder. The subsidiaries’ principal country of operations is The People’s Republic of China (“PRC”).

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

AFC’s 60% owned subsidiary Shanxi Feihesantai Biotechnology Scientific Commercial Co., Limited (Shanxi) was registered in Shanxi province, in The People’s Republic of China (“PRC”) as a limited liability Company on April 15, 2004, with a registered capital of $402,174 (Rmb.3,330,000) and a defined period of existence of 15 years to April 15, 2019. Shanxi’s remaining 40% of registered capital of $402,174 (Rmb.3,330,000) is owned by Licheng Shantai Technology Enterprises Co., Limited.

Included in the condensed consolidated financial statements are the following subsidiaries:

o	American Flying Crane Corporation
o	Heilongjiang Feihe Dairy Co., Limited
o	Heilongjiang Sanhao Dairy Co., Limited
o	BaiQuan Feihe Dairy Co., Limited
o	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited
o	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited

As of September 30, 2005, Feihe Dairy had a new production facility, Feihe Industrial Park, under construction. Construction is substantially complete as of September 30, 2005, and production is anticipated to commence in October 2005. Additionally, Shanxi’s principal production facility was substantially completed as of September 30, 2005, with operations and sales anticipated to commence by the end of October 2005.

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

Other income includes compensations received from the State Bureau as incentive to relocate from the previous factory premises, and profit from the sales of raw materials to third parties.

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

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

TAXATION - In accordance with the requirements of Statement of Financial accounting Standards No. 109 "Accounting Form Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. For the three months ended March 31, 2006 and the years ended December 31, 2005, 2004, and 2003, Feihe Dairy enjoyed a 100% tax holiday from enterprise income taxes. Therefore the only timing differences giving rise to deferred income taxes during these periods was the tax effect of the net operating loss carryforward at the parent company level, which was subject to a 100% valuation allowance.

A provision has not been made at September 30, 2005 for U.S. or additional foreign withholding taxes on undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

ADVERTISING COSTS - Advertising costs are charged to operations when incurred. Advertising expense totaled $2,783,413 and $2,480,930 for the nine months ended September 30, 2005 and 2004 respectively.

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

Geographic Concentration; Fluctuations in Regional Economic Conditions. Nearly all of American Dairy’s sales are concentrated in the northern area of China. Accordingly, American Dairy is susceptible to fluctuations in its business caused by adverse economic conditions in this region. American Dairy’s products are priced higher than non-premium quality dairy products. Although American Dairy believes that the quality, freshness, flavor and absence of artificial ingredients in its products compensate for this price differential, there can be no assurance that consumers will be willing to pay more for such products in unfavorable economic conditions, or at all. Difficult economic conditions in other geographic areas into which American Dairy may expand may also adversely affect its business, operations and finances.

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

Substantially all of the Company’s profits are generated from operations in mainland China and payments of dividends may be subject to certain restrictions.

5.	INVENTORIES

Inventories consist of the following as of September 30, 2005:

Raw and partially processed materials	$8,208,586
Finished goods	1,952,223
$10,160,809

6.	CONSTRUCTION-IN-PROGRESS

The Company had two major construction projects under construction at September 30, 2005 as detailed below:

Feihe Dairy processing facilities	$11,681,083
Shanxi walnut processing facility	4,501,157
Total	$16,182,240

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

During the quarter ended March 31, 2005, a short-term loan of $994,578 (Rmb. 8,066,027) was obtained from Beibei Food Factory to finance the Company’s daily operations. This short-term loan is unsecured, interest free and is repayable on demand. The Company expects to repay this note before the end of 2005.

Effective April 27, 2005, the Company closed an unregistered offering of its Series A Convertible Note in the principal amount of $3,000,000 that bears interest at 6 ½% per annum for a term of one year. This principal and accrued interest is convertible into the common stock of the Company at $8.00 per share at any time during the term of the note.

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

Effective June 30, 2005, the Company closed an unregistered offering of two Series B Convertible Notes in the principal amount of $5,000,000 that bear interest at 7 ½% per annum for a term of two years. The principal and accrued interest are convertible into the common stock of the Company at $10.00 per share at any time during the term of the note. The Company received payment of $2,500,000 for one note during the quarter ended June 30, 2005, and received the second payment of $2,500,000 in August 2005, at which time such second note was executed.

Principal payments due by year for the next five years and thereafter on these notes are as follows:

Fiscal year ended December 31,	Amount

2005	$102,957
2006	338,469
2007	5,091,860
2008	91,860
2009	91,860
Thereafter	191,387
Total	$5,908,393

9.	RELATED PARTY TRANSACTIONS

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

SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per shares (EPS) computations. The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2005

Basic EPS income available to Common shareholders	$2,178,699	$13,978,246	$.16

Effect of dilutive securities:

Warrants issued		1,772,969	$.02

Diluted EPS income available to Common	$2,178,699	$15,751,215.14

For the three months ended September 30, 2004

Basic EPS income available to Common shareholders	$1,244,586	11,944,318	$.10

Effect of dilutive securities:

Warrants issued		1,042,856	$.01

Diluted EPS income available to Common	$1,244,586	12,987,174	$.09

For the nine months ended September 30, 2005

Basic EPS income available to Common shareholders	$7,635,277	$13,765,204	$.55

Effect of dilutive securities:

Warrants issued		1,772,969	$.06

Diluted EPS income available to Common	$7,635,277	15,538,173	$.49

For the nine months ended September 30, 2004

Basic EPS income available to common shareholders	$3,879,822	11,815,890	$.33

Effect of dilutive securities:

Warrants issued		1,042,856	$.03

Diluted EPS income available to common	$3,879,822	12,858,746	$.30

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

As of September 30, 2005, the Company had 2,654,117 warrants outstanding at an average exercise price of $2.23 per warrant for one share each of the Company’s common stock. The warrants will expire five years from the issuance date, with 1,042,858 expiring in 2006 and the balance of 1,611,259 expiring in 2009. During the quarter ended June 30, 2005, 314,285 warrants were exercised for $1.75 per share, resulting in proceeds of $550,000 to the Company.

Information with respect to outstanding warrants to service providers is as follows:

	Shares	Average Exercise Price

Outstanding warrants at beginning of year	2,968,402	$2.16
Warrants Granted	--	--
Exercised	(314,285)	1.75
Expired	--	--
Outstanding warrants at the end of period	2,654,117	$2.21

Warrants Outstanding			Warrants Exercisable
Shares Outstanding 9/30/05	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding 12/31/05	Average Exercise Price

2,654,117	2.8	$2.21	2,654,117	$2.21

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

13.	COMMITMENTS

As of September 30, 2005, the Company has future commitments to acquire land use rights totaling $268,235, and to pay future advertising costs totaling $1,033,501.

In accordance with the terms and conditions of a Sale and Purchase Agreement dated February 23, 2005 between Feihe Dairy and a vendor for the sale and purchase of a land use right in Beijing, in The People’s Republic of China, Feihe Dairy agreed to acquire the commercial property for consideration of $987,863 of which three installments totaling $396,076 have been paid as of September 30, 2005.

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

Pursuant to the Asset Purchase Agreement dated May 20, 2005, Nutricia Nutritionals Co., Limited, Heilongjiang agreed to sell and the Company agreed to purchase certain assets and inventories as listed at a consideration of $7,300,000 with respect to the assets and inventory of $130,000 totaling $7,430,000. As of September 30, 2005, all of the consideration has been paid by the Company.

Item 2. Management's Discussion and Analysis and Plan of Operations

Caution Regarding Forward-Looking Information When used in this report, the words "may," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) volatility of the stock market; and (iii) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Effective May 7, 2003, American Dairy completed the acquisition of 100% of the issued and outstanding capital stock of American Flying Crane Corporation (formerly called American Dairy Holdings, Inc.), a Delaware corporation. As a result, AFC become a wholly-owned subsidiary of American Dairy. For financial reporting purposes, this transaction was treated as a recapitalization of American Flying Crane and the historical figures prior to May 7, 2003 represent the activities of American Flying Crane.

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

(2) Plan of Operation

We perceive that the dairy industry in China is experiencing rapid growth with demand outpacing supply. We further believe that this growth presents a window of opportunity for American Dairy to capture as much of this growing market as possible while it is in this growth phase. We must increase output of our milk products to meet this demand and capture market share. We must act quickly to secure our supply of raw milk by acquiring additional milking rights and collection stations and expand our production and distribution capacity to handle the additional volume. This involves the acquisition or construction of additional processing and distribution facilities and further increases in our marketing efforts. It is important for American Dairy's future that we concentrate our current efforts on this expansion.

Our expansion strategy will require the continued retention and investment of our earnings from operations as well as additional funding from private debt and equity financing. We currently have sufficient cash to fund our operations for the next twelve months with bank credit facilities available to cover any unforeseen shortfall. However, in order to effect our planned expansion, we will require additional funding in the approximate amount of $76,000,000. Of this amount, we plan to use approximately $16 million for the Lang Fang Distribution Plant and $60 million for the Gannon Processing Plant. On October 3, 2006, we closed on offering of $18.2 of 7.75% Convertible Notes the terms of which are discussed in greater detain under “Liquidity and Capital Resources.” To date, we have used approximately $10,000,000 of our existing cash to fund the Gannon Processing Plant. We have not yet determined exactly how much of our existing cash we will utilize for our expansion strategy going forward, but we will require a significant amount of additional external funding. Of the additional funding, we anticipate that the majority of it will come from private investors and that we will continue to renew our bank credit facilities for short-term needs. On (See "Liquidity and Capital Resources.")

We have considered various options for obtaining the necessary financing to fund our expansion strategy and, at present, we are considering possible sources of private debt and equity placements. We intend to use the proceeds of any such placement for the construction of a distribution center and a processing plant. We cannot, however, be certain that our fundraising efforts will be successful or how much we will actually raise if any. Moreover, the proceeds raised in any private offering may be inadequate to cover any unforeseen costs associated with the construction of these facilities. In addition to construction of new facilities, we believe that acquisition of existing facilities is a necessary part of our strategy as well.

(3) Results of Operations

Comparison of operations for the three months ended September 30, 2005 with the three months ended September 30, 2004

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

Net income increased by $3,755,455 or 97% to $7,635,277 for the nine months ended September 30, 2005 compared to the same corresponding nine months in 2004 of $3,879,822. The favorable variance in net income was mainly due to increases in gross profit by $7,876,789 or 65% period-on-period to $20,003,936 for the nine months ended September 30, 2005, in excess of increases in generalexpenses.

(4) Liquidity and Capital Resources

Operating Activities. Net cash flows used in operating activities for the nine months ended September 30, 2005 was $8,332,597 compared with net cash flows provided by operating activities of $3,861,593 for the nine months ended September 30, 2004. This decrease in cash flows from operating activities was attributable primarily to increases in accounts receivable and inventory.

Working Capital - At September 30, 2005, the Company had a negative working capital of $(892,789).

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

(5) Contractual Obligations

The following table is a summary of the Company's contractual obligations as of September 30, 2005:

	Total	Less Than One Year	1-3 Years	Thereafter

Operating Leases	$268,235	$2,568	$18,018	$247,649
Unconditional Purchase Obligations	1,033,501	1,033,501	--	--
Long-Term Debt	5,908,393	349,564	5,275,580	283,249
Total Contractual Cash Obligations	$7,210,129	$1,385,633	$5,293,598	$530,898

Item 3. Controls and Procedures

The Company's Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of September 30, 2005) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no changes in the Company's internal controls or other factors that materially affected, or are likely to materially affect such controls subsequent to the date of their evaluation.

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

10.2	2003 Stock Incentive Plan is incorporated by reference Plan to Exhibit 10 to American Dairy's Form S-8 registration statement filed on April 4, 2005 (File No. 333-123932).
10.3	Series A convertible Note that matures on April 25, 2006 ($3,000,000) is incorporated by reference to Exhibit 10.1 to the Form 10-QSB of American Dairy for the period ended June 30, 2005.
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

American Dairy, Inc.

Date: November 17, 2006	By:	/s/ Leng You-Bin
Leng You-Bin
Chief Executive Officer and President

By:	/s/ Lui Hua
Lui Hua
Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer