Form 10-Q/A
period 2006-03-31
AMERICAN DAIRY INC
filed 2006-11-20
CIK 789868

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

x QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

o TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o Accelerated filer o Non-accelerated filer x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes o No o

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,694,627 shares as of May 14, 2006.

EXPLANATORY NOTE

American Dairy, Inc. is filing this Form 10-Q/A to amend certain sections of its Form 10-Q for the three months ended March 31, 2006. We originally filed our Form 10-Q for the three months ended March 31, 2006 (the “Original Filing”) on May 15, 2006. Subsequent to that date, we have received comments from the Securities and Exchange Commission to the Original Filing, as well as to our Quarterly Report on Form 10-Q for the three months ended September 30, 2005 and our Annual Report on Form 10-K for the year ended December 31, 2005. We are in the process of amending these reports as well. We are amending the Original Filing and the other reports solely to revise the financial statement, notes thereto, Part I, Item 2., Management’s Discussion and Analysis, and Item 4., Disclosure Controls and Procedures and the management certificates appearing as Exhibits 31.1, 31.2 and 32 to this amendment. This Form 10-Q/A does not otherwise amend the Original Filing.

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
Current assets:
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

See accompanying notes to financial statements.

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

Effective May 7, 2003, American Dairy completed the acquisition of 100% of the issued and outstanding capital stock of American Flying Crane Corporation (“AFC”), a Delaware corporation. As a result, AFC became a wholly owned subsidiary of American Dairy. For financial reporting purposes, this transaction was treated as a recapitalization of AFC and the historical figures prior to May 7, 2003 represent the activities of AFC. AFC is engaged in the business of processing and wholesale sale of milk powder and other related products.

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

Included in the condensed consolidated financial statements are the following subsidiaries:

·	American Flying Crane Corporation
·	Heilongjiang Feihe Dairy Co., Limited
·	BaiQuan Feihe Dairy Co., Limited
·	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited
·	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited

2.	BASIS OF PREPARATION OF FINANCIAL STATEMENTS

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

F-9

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

Value added tax - Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

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

Substantially all of the Company's profits are generated from operations in mainland China and payments of dividends may be subject to certain restrictions.

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

As of March 31, 2006, the Company had 2,524,832 warrants outstanding at an average exercise price of $2.40 per warrant for one share each of the Company's common stock. The warrants will expire three five years from the issuance date, with 714,2861,042,858 expiring in 2006 and the balance of 1,810,546481,974 expiring in 20079. During the quarter ended March 31, 2006, 10,000 and 5,000 warrants were exercised for $1.50 and $2.25 per share, respectively, resulting in proceeds of $26,000 to the Company.

Information with respect to outstanding warrants to service providers is as follows:

		Average
		Exercise
	Shares	Price
Outstanding warrants at beginning of year	2,539,832	$2.21
Warrants granted	--	--
Exercised	(15,000)	1.73
Expired	--	--
Outstanding warrants at the end of period	2,524,832	$2.22

Warrants Outstanding Warrants Exercisable
--------------------------------- -----------------------------
Shares Average Average Shares Average
Outstanding Remaining Exercise Outstanding Exercise
3/31/06 Life (Years) Price 12/31/05 Price
----------- ------------ -------- ----------- --------
2,524,832 2.3 $2.22 2,524,832 $2.22
=========== ============ ======== =========== ========

Warrants Outstanding			Warrants Exercisable
Shares	Average	Average	Shares	Average
Outstanding	Remaining	Exercise	Outstanding	Exercise
3/31/06	Life (Years)	Price	12/31/05	Price
2,524,832	2.3	$2.22	2,524,832	$2.22

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

FAS-123R permits public companies (and nonpublic companies that used the fair-value method for either recognition or pro forma disclosure under FAS-123) to adopt its requirements using one of the following two methods:

·
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS-123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS-123 for all awards granted to employees prior to the effective date of FAS-123R that remain unvested on the effective date; or

·
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

Working Capital. At March 31, 2006, the Company had a working capital of $2,965,000.

Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months. In the event of an unanticipated shortfall, we have access to a line of credit with the Construction Bank of China to fund our operations. This line of credit was renewed in June 2006.

Our expansion strategy outlined above under "Plan of Operation" will necessitate additional funding most likely through debt or equity financing. In general, the commitment of funds to the acquisition of plant and equipment tends to impair liquidity. However, we believe that because of the upward trend in our revenues in recent years, even if this upward trend levels off, our income from operations coupled with such additional financing should provide sufficient liquidity to meet our needs. As discussed above under "Plan of Operation," we are considering several possible sources of private funding in the form of one or more debt or equity placements.

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

Item 4. Controls and Procedures

The Company's Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of March 31, 2006) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis and is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no changes in the Company's internal controls or other factors that materially affected, or are likely to materially affect, such controls subsequent to the date of their evaluation.

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

Supply of raw milk may be insufficient to meet demand which would limit our growth. The raw milk used in our products is supplied to the Company by numerous local farms under output contracts. This supply of raw milk may not be sufficient to meet increased demand for our products associated with our proposed marketing efforts. We believe that the supply of raw milk from our farmers should satisfy our requirements for raw milk for at least the next 12 months. Though we believe that additional raw milk is available locally, if needed, we may not be able to enter into arrangements with the producers of such milk on terms acceptable to the Company, if at all. An inadequate supply of raw milk limit our ability to grow, cause our revenues to decline and make our business less profitable.

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

Date: November 17, 2006                       American Dairy, Inc.

By: /s/ Leng You-Bin
Leng You-Bin,
Chief Executive Officer and President

By: /s/ Lui Hua
Lui Hua
Chief Financial Officer, Secretary, Treasurer and
Principal Accounting Officer