Form 10-K/A
period 2005-12-31
AMERICAN DAIRY INC
filed 2006-11-22
CIK 789868

U.S. Securities and Exchange Commission
 Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
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

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes  ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: the number of shares of the registrant's common stock outstanding as of March 29, 2006 was 14,132,824 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

American Dairy, Inc. is filing this Form 10-K/A to amend certain sections of its Form 10-K for the year ended December 31, 2005. We originally filed our Form 10-K for the year ended December 31, 2005 (the “Original Filing”) on March 31, 2006. Subsequent to that date, we have received comments from the Securities and Exchange Commission to the Original Filing, as well as to our Quarterly Reports on Form 10-Q for the three months ended March 31, 2006 and September 30, 2005. We have filed amendments to these reports as well. We are amending the Original Filing solely to comply with the Securities and Exchange Commission’s comments only in the financial statement, notes thereto, Part I, Item 1., Business, and Item 1A, Risk Factors, Part II, Item 7., Management’s Discussion and Analysis, and Item 9A., Disclosure Controls and Procedures and the management certificates appearing as Exhibits 31.1, 31.2 and 32 to this amendment. This Form 10-K/A does not otherwise amend the Original Filing.

INDEX

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	11
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II
Item 5.	Market for the Company’s Common Stock and Related Stockholder Matters	16
Item 6.	Selected Financial Data	17
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 8.	Financial Statements and Supplementary Data	25
Item 9A.	Disclosure Controls and Procedures	27

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation	29
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30

PART IV
Item 15.	Exhibits, Financial Statement Schedules

PART I

Item 1. Business.

General

American Dairy, Inc. was incorporated under the corporate laws of the State of Utah on December 31, 1985, originally with the corporate name of Gaslight, Inc. It was inactive until March 30, 1988 when it changed its corporate name to Lazarus Industries, Inc. and engaged in the business of manufacturing and marketing medical devices. This line of business was discontinued in 1991, and it became a non-operating public company shell.
\
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

AFC holds 100% of the issued and outstanding capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") in The People's Republic of China. The principal activity of Feihe Dairy is the production and distribution of milk powder and other dairy products. Feihe Dairy has three subsidiaries, BaiQuan Feihe Dairy Co., Limited (of which it owns 100% of the registered capital and which is engaged in the production and supply of processed milk and soybean products for Feihe Dairy), Beijing Feihe Biotechnology Scientific and Commercial Co., Limited (of which it owns 95% of the registered capital, the other 5% being held in a trust for American Dairy, and which is the marketing company for Feihe Dairy) and Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited ("Shanxi") (of which it owns 60% of the registered capital and which was originally formed to develop and operate a walnut processing plant).

American Dairy purchased all of the outstanding capital stock of AFC from its stockholders in exchange for 9,650,000 restricted shares (post-split) of the common stock of American Dairy. In addition to the shares issued as consideration for the merger, at the time of the closing, AFC paid a dividend in the approximate amount of $860,000 to its sole shareholder as an adjustment for the significant increase in value in AFC which occurred between the signing of the agreement and the closing. Pursuant to the written consent of the stockholders holding approximately 66% of the outstanding common stock of American Dairy, the stockholders approved:

1. an amendment to the Articles of Incorporation of American Dairy to change its corporate name to "American Dairy, Inc.";

2. a one-for-nineteen (1-for-19) reverse split of the Common Stock of American Dairy; and

3. the establishment of its 2003 Stock Incentive Plan covering 3,000,000 shares of Common Stock for its key employees, including officers, employees, directors and consultants.

Current Corporate Structure

The following chart reflects the current corporate structure of the American Dairy entities:

ADY
|	|	|	|
|	|	|	|
100%	100%	100%	100%
|	|	|	|
|	|	|	|
V	V	V	V
Lang Fang	Gan Han	American Flying	Shanxi
FeiHe	FeiHe	Crane	Feihesantai
Feihesantai		|
|
100%
|
|
V
Heilongjiang FeiHe
Dairy
|	|	|
|	|	|
100%	95%	5% Leng YOUBIN
|	|	|
|	|	|
|	V	V
V
Bai Quan	Beijing
FeiHe	FeiHe

Heilongjiang Feihe Dairy Co., Limited and Subsidiaries

Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and its subsidiaries are companies organized under the laws of The People's Republic of China. The history of Feihe Dairy commenced in 1962 when its predecessor, Heilongjiang Zhaoguang Hongguang Dairy Plants ("Hongguang Dairy Plant") was established as a wholly - owned State Enterprise, whose principal activities were the production and distribution of powdered milk in China. The Hongguang Dairy Plant was located at Zhaoguang Livestock Farm of Zhaoguang Agro-Cultivated Bureau, its production capability was five tons a day and its main sales territory was Shangdong Province.

In 1982, Heilongjiang Zhaoguang Dairy Plants ("Zhaoguang Dairy"), another State Enterprise, was established at Zhaoguang Plantation near BeiAn City. In 1984, Hongguang Dairy Plants and Zhaoguang Dairy were merged into Heilongjiang Zhaoguang Dairy Plants. The State continued to retain ownership of the merged Heilongjiang Zhaoguang Dairy Plants.

In 1997, the merged Heilongjiang Zhaoguang Dairy Plants was further reorganized and its name changed to Heilongjiang Feihe Dairy Group Limited. In February 2000, Heilongjiang Feihe Dairy Group Limited completed its registered capital restructuring to become a private company with registered capital of $894,226.

In March 2001, the restructured Heilongjiang Feihe Dairy Group Limited changed its name to its present name of Heilongjiang Feihe Dairy Co., Limited and acquired all of the fixed assets (including land use rights, plant and equipment and factory buildings) of Kedong Gongmu Dairy Plants. Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy") was incorporated on March 28, 2001 with registered capital of $433,110. Feihe Dairy owned 99% of Sanhao Dairy and Fu Man Guo held the remaining 1% in trust for Feihe Dairy. Under a Sale and Purchase Agreement dated February 6, 2001 between Feihe Dairy and Kedong County Economic Committee, Feihe Dairy agreed to acquire all the fixed assets including land use rights from Kedong Gongmu Dairy Plants at a consideration of $364,269. Following the incorporation of Sanhao Dairy, Feihe Dairy, as its contribution towards the registered capital, injected all the fixed assets from Kedong Gongmu Dairy Plants, except for its land uses rights to 47,640 square meters of land, into Sanhao Dairy, plus cash of $68,841.

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

During June 2005, American Dairy purchased a milk powder processing facility from Nutricia Nutritionals Co. of Heilongjiang Province for $7,300,000 and its inventory for $130,000. American Dairy also has acquired 19 milk collection stations in this transaction.

Principal Products

Our products fall into three main product categories, milk powder, soybean powder and walnut products.

Milk Powder

This is our primary product and itself is divided into several sub-categories. We produce milk powder for babies and young children formulated for 0 to six months, six months to one year, one to three years and three to five years of age. We also produce milk powder for students and for the middle aged and elderly population.

Soybean Powder

Soybean Powder is an auxiliary product to our milk powders and represents a low fat, high calcium alternative to cow's milk, particularly for seniors.

Walnut Powder and Other Products

We produce other auxiliary products which we market in conjunction with our baby milk powder as well as to health-conscious adults. These products include walnut powder, walnut dew, walnut oil and rice powder/rice cereal.

Sources of Milk

Under supply arrangements with numerous small dairy farmers who have cattle grazing rights and use rights to approximately 514,640 acres of land in Kedong County in northeastern China, American Dairy has been able to receive supplies of raw milk without having to make capital investments in farms and cattle. Approximately 27% of this acreage is arable pasture land, and approximately 30% is planted with beans and corn. Historically, the milk industry in China has been very fragmented and segmented with most production being generated by farmers owning and milking one to ten cows.

Milk Processing Facilities

American Dairy has the following principal operating milk powder production and packaging plants:

Kedong I (Sanhao Dairy)

Located in Kedong County in the City of QiQiHaEr, in Heilongjiang Province, China, American Dairy acquired this plant in March 2001 for $461,632. The land is approximately 47,640 square meters. The plant buildings have approximately 4,500 square meters of production space and 720 square meters of office space. The plant is approximately 14 years old. Sanhao Dairy has approximately 236 production and packaging employees at this plant and has a capacity of 50 tons per day.

BaiQuan Feihe Dairy

American Dairy acquired this plant in January 2003 for $700,483. Additional land was subsequently acquired for $293,450 in March 2004. The land is approximately 40,000 square meters. The plant building has approximately 5,458 square meters of production space and 800 square meters of office space, and is approximately 15 years old. BaiQuan Dairy has approximately 62 production and packaging employees and has a capacity of 100 tons per day.

Kedong II

American Dairy began building a new milk powder processing plant during 2004 in close proximity to its Sanhao Dairy plant in Kedong County. We acquired the land use rights to this location for $400,966 and entered into a construction contract to build the new plant for approximately $4,200,000 (Rmb. 34,866,000). We incurred construction costs and ordered new milk powder processing machines and equipment from suppliers at a cost of $10,757,620 through December 31, 2005. This new plant was completed in December 2005 and has a capacity of 300 tons per day.

Numico

During 2005, American Dairy entered into an Asset Purchase Agreement with Nutricia Nutritionals Co., Ltd. of Heilongjiang ("Nutritionals") in China. Nutritionals is a wholly-owned subsidiary of Royal Numico N.V., a public limited liability company organized in the Netherlands. Pursuant to the Agreement, Feihe Dairy acquired substantially all of the assets of Nutritionals for $7,300,000 and its inventory for $130,000. The assets are comprised primarily of the land use rights and buildings of Nutritionals' milk powder plant in Heilongjiang Province in the PRC and all of its milk powder processing equipment at its plant. The Company also acquired approximately 19 milk collection stations for the collection of raw milk to supply the processing plant. This milk powder plant is capable of processing approximately 8,100 tons of raw milk per month into approximately 1,620 tons of milk powder per month. the milk powder plant in Heilongjiang Province which Feihe Dairy acquired from Nutricia Nutritionals Co., Ltd. in 2005 has a capacity of 270 tons per day. The acquisition increased the production capacity of American Dairy's milk powder operations by approximately 60%.

The combined capacity of all of these plants is 720 tons per day.

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

Milk Processing

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

Dairy Product Processing

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

During April 2004, American Dairy established a 60% owned subsidiary called Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited, a limited liability company registered in Shanxi Province in The People's Republic of China. The other 40% of Shanxi Feihesantai is owned by Licheng Shantia Technology Enterprises Limited, an unaffiliated company. The business of Shanxi Feihesantai is the production and distribution of walnut powder and other walnut products. Shanxi Feihesantai was organized with $402,174 in registered capital. This plant was completed and began operations during October 2005.

Product Sales

The following table reflects the sales of the five principal products of American Dairy during the fiscal year ended December 31, 2005:

	2005			2004
Product name	Quantity		%	Quantity			%
	(Kg)	Amount	of sales	(Kg)	Amount		of sale
Ca+Zn series(1)	4,722,624	$13,348,008	19%	4,719,669		$12,682,053	34%
CPP series(1)	4,503,308	$24,700,822	35%	2,398,579		$12,609,205	34%
Soybean series(2)	1,781,052	$3,065,612	16%	2,199,445		$5,570,911	15%
Nucleotides series(1)	1,094,676	$11,017,136	10%	219,153		$2,418,618	6%
Rice cereal series(3)	2,664,230	$7,319,683	4%	*	$	*
(1) Milk powder product
(2) Soybean powder products
(3) Rice products

Product Distribution

Currently, FeiHe's products are sold in stores nationwide in China except in Hong Kong SAR, Macau SAR and Taiwan. The company has a distribution team working out of its headquarters and coordinating a network of over 300 dealers or representatives in key provinces across China. The dealers, in turn, each hire one or two secondary agents who assist in the distribution process, including inventory management, product sales and service and payments. Dealer agents display and sell our products in specially designated areas in stores.

Generally, product is delivered only after receipt of payment from the dealer. Dealers have new agreements each year which specify sales targets and territories among other provisions. The Company seeks to expand the number of key provinces served by its dealer network as part of its growth strategy and ultimately to establish a distribution system based upon local production at local dairies. American Dairy distributed its products to over 25 provinces in China during 2005. No province exceeded 10% of sales.

Customers

No customers of American Dairy equaled or exceeded 10% of its sales during the years ended December 31, 2005, 2004 or 2003, except that one customer, Heilongjiang Changxin Dairy, represented approximately 15% of sales during 2005.

Research and Development

American Dairy has six technicians engaged in research and development activities. These technicians monitor quality control at the milk processing plants of American Dairy to ensure that the processing, packaging and distribution of the milk products result in high quality premium milk products that are safe and healthy for our customers. These technicians also pursue methods and techniques to improve the taste and quality of our milk products and to evaluate new milk products for further production based upon changes in consumer tastes, trends and the introduction of competitive products by other milk producers. During the fiscal years ended December 31, 2003, 2004 and 2005 we spent less than $10,000 per year on research and development and all of such amount was paid in compensation to our six quality control technicians described above.

Growth Strategy

The market for dairy products in China is growing rapidly. Our growth strategy involves capturing as much of this market as possible while it is in this rapid growth phase. This includes plans to acquire additional grazing rights and collection stations to secure our supply of raw milk and to acquire or construct additional processing and distribution facilities. We believe that our milk powder products enjoy a reputation for high quality among those familiar with them. We believe that this reputation has spread principally by word-of-mouth and also as a result of favorable press coverage. We have also increased our marketing efforts through national television. Pursuant to our marketing plan, we will seek to build upon our products' reputation and create strong brand identities, making our products more widely recognizable.

We will seek to extend the distribution of our products to contiguous markets with high population concentrations. If we can successfully implement our growth strategy, we will also seek to enter other markets through joint ventures, licensing or other arrangements with local dairy farms which we believe would benefit significantly from selling their raw milk to newly established local dairies that will produce and sell American Dairy brand milk powder products and soybean products in their local markets. The key elements of American Dairy's growth strategy to reach its goal, include:

* emphasizing local production and distribution of our products, beginning with purchasing raw milk from local farmers, resulting in premium quality milk powder products.

* increasing regional and national television advertising to better establish the "Feihe" brand name and increase the scope of our market area.

Brand Development and Marketing

American Dairy's marketing will emphasize the local production and national distribution of our products, which begins with local dairy herds and results in premium quality products to a national market. We believe that American Dairy's story adds legitimacy to our marketing claim that we produce farm fresh products and helps to instill confidence in consumers as to the purity and wholesomeness of our products.

We also seek to convey this story through the packaging we use for our products. Our products have also received marketing benefits from a considerable volume of favorable press and other publications of mass circulation which has rated our products highly.

American Dairy's marketing and promotional efforts will continue to include:

* Redesigning packaging of non-fluid products to promote a premium quality image.

* Refining and targeting our message, which to date has largely been the product of word-of-mouth and product reviews.

* Developing trade material, including four-color trade sell sheets and brochures.

* Further distinguishing our products from other dairy products.

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

Competition

The food and beverage business is highly competitive and, therefore, American Dairy faces substantial competition in connection with the marketing and sale of our milk powder products and soybean products. Our products are positioned as premium products and, accordingly, are generally priced higher than certain similar competitive products. We believe that the principal competitive factors in marketing our products are quality, taste, freshness, price and product recognition. While we believe that we compete favorably in terms of quality, taste and freshness, our products are more expensive and less well known than certain other established brands. Our premium products may also be considered in competition with non-premium quality dairy products for discretionary food dollars.

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

Employees

As of September 1, 2006, we have approximately 10,000 employees on our payroll. Of these, eight are group administrators, approximately 8,250 are in marketing, approximately 24 provide marketing support, approximately 82 work in our Nutrition Department as consultants and managers, approximately 18 perform administrative functions, including financing, auditing and human resources and approximately 750 are in production, storage and distribution.

Borrowing Policies

American Dairy may borrow at competitive rates of interest. Borrowed funds will not be used for dividends to the shareholders.

The precise amount, if any, borrowed by American Dairy will depend in part upon the availability of financing, and prevailing interest rates and other loan costs. Such financing, if any, may be unavailable to American Dairy in the amounts desired or on terms considered reasonable by the Board of Directors.

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

During April 2005, American Dairy issued a Series A Convertible Note for $3,000,000 that bears interest at 6 1/2 % per annum which is convertible into the common stock of American Dairy at $8.00 per share, and has a term of one year. From June to August 2005, American Dairy issued two Series B Convertible Notes for the total amount of $5,000,000 that bear interest at the rate of 7.5% per annum which are convertible into the common stock of American Dairy at $10.00 per share, and have a term of two years. The proceeds of the notes were applied primarily to acquisitions, including the acquisition of the milk powder plant and inventory from Nutricia Nutritionals Co., Ltd. of Heilongjiang Province.

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

Our planned growth may require more raw milk than is available and could diminish the quality of our dairy products. The supply of raw milk may be insufficient to meet demand which would limit our growth. Moreover, as we attempt to implement our growth strategy, it may become difficult to maintain current levels of quality control. Thus, concerns over quality control could also limit our growth. The raw milk used in our products is supplied to American Dairy by numerous local farms under output contracts. We believe that our farmers can increase their production of raw milk. We further believe, however, that this supply may not be sufficient to meet increased demand for our products associated with our proposed marketing efforts and that such increase may compromise quality. Though we believe that additional raw milk is available locally, if needed, we may not be able to enter into arrangements with the producers of such milk on terms acceptable to American Dairy, if at all. An inadequate supply of raw milk, coupled with concern over quality control, could limit our ability to grow, cause our earnings to decline and make our business less profitable.

Possible volatility of raw milk costs makes our operating results difficult to predict, and a steep cost of increase could cause our profits to diminish significantly. The current policy of China since the mid-1990s has focused on moving the industry in a more market-oriented direction. These reforms have resulted in the potential for greater price volatility relative to past periods, as prices are more responsive to the fundamental supply and demand aspects of the market. These changes in China's dairy policy could increase the risk of price volatility in the dairy industry, making our net income difficult to predict. Also, if prices are allowed to escalate sharply, our costs will rise which will lead to a decrease in profits.

The loss of any of our key executives could cause an interruption of our business and an increase in our expenses if we are forced to recruit are placement; we have no key-man life insurance covering these executives. American Dairy is highly dependent on the services of Leng You-Bin and Liu Hua, and the loss of their services would have a material adverse impact on our operations. These individuals have been primarily responsible for the development of American Dairy and the development and marketing of our products. American Dairy has not applied for key-man life insurance on the lives of these executives but may do so in the future.

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

Dividends paid to American Dairy, as the U.S. parent company, would be subject to U.S. corporate income tax. American Dairy has not accrued any tax liability associated with the possible payment of dividends to the U.S. parent company. Such a tax liability would be an added expense which would reduce our net income.

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

Our lack of patent protection could permit our competitors to copy our trade secrets and formulae and thus gain a competitive advantage. American Dairy has no patents covering our products or production processes, and we expect to rely principally on know-how and the confidentiality of our formulae and production processes for our products and our flavoring formulae in producing competitive product line. Any breach of confidentiality by our executives or employees having access to our formulae could result in our competitors gaining access to such formulae. The ensuing competitive disadvantage could reduce our revenues and our profits.

We have not held a meeting of our shareholders for several years which could subject American Dairy to a suit to compel such a meeting. Section 16-10a-701 of the Utah Revised Business Corporations Act calls for a corporation to hold an annual meeting of its shareholders. Our failure to hold an annual meeting is inconsistent with this provision. The most likely remedy for such failure is to compel American Dairy to hold an annual meeting.

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

Item 3. Legal Proceedings

During the quarter ended December 31, 2005, American Dairy was not a party to any material litigation, and there were no material outstanding claims against American Dairy or its assets.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Company’s Common Stock and Related Securityholder Matters

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

Dividends

American Dairy has not declared or paid any dividends on its Common Stock and presently does not presently expect to declare or pay any such dividends in the foreseeable future. America Dairy has not yet formulated a future dividend policy in the event restrictions on its ability to pay dividends are created. Payment of dividends to our shareholders would require payment of dividends by our China subsidiaries to American Dairy. This, in turn, would require a conversion of Renminbi into US dollars and repatriation of funds to the US. Under current Chinese law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of American Dairy to meet its cash needs, and to pay dividends to its shareholders. Although, our subsidiaries' classification as wholly - owned foreign enterprises ("WOFEs") under Chinese law permits them to declare dividends and repatriate their funds to American Dairy in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to American Dairy would in turn prevent payments of dividends to our shareholders.

Transfer Agent and Registrar

The transfer agent and registrar for American Dairy is Progressive Transfer Company, 1981 E. Murray Road, Suite 100, Salt Lake City, Utah 84117-5148; telephone (801) 272-9294.

Market for Common Stock

The following table sets forth the range of high and low closing bid prices per share of the Common Stock (former trading symbol ADIY) of American Dairy until April 18, 2005 (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions), and closing sale prices of the Common Stock of American Dairy on the NYSE Archipelago Exchange (ArcaEx) (present trading symbol ADY) from April 18, 2005 through December 31, 2005.

	High Closing Bid Prices	Low Closing Bid Prices
Year Ended December 31, 2003:
1st Quarter	$0.11	$0.05
2nd Quarter (1)	$2.00	$0.01
3rd Quarter	$1.30	$0.10
4th Quarter	$3.00	$1.30

Year Ended December 31, 2004:
1st Quarter	$2.00	$2.00
2nd Quarter	$3.00	$2.00
3rd Quarter	$3.90	$2.50
4th Quarter	$5.02	$3.30

Year Ended December 31, 2005:
1st Quarter	$5.00	$4.35
2nd Quarter (2)	$6.90	$5.35
3rd Quarter	$8.35	$6.30
4th Quarter	$8.00	$5.25

(1) On May 7, 2003, the Company had a one-for-nineteen (1-for-19) reverse stock split of its outstanding Common Stock.

(2) On April 18, 2005, the Common Stock of American Dairy ceased trading on the NASD Electronic Bulletin Board over-the-counter market (OTC-BB), and trading of its Common Stock commenced on the NYSE Archipelago Exchange (ArcaEx).

The closing sales price of the Common Stock of American Dairy on the NYSE Archipelago Exchange (ArcaEx) on March 29, 2006 was $12.00 per share. Compensation Plan. American Dairy has a 2003 Incentive Plan that authorizes the issuance of up to 3,000,000 shares of its Common Stock for stock options, SAR's and stock bonuses to its directors, officers, employees and consultants. As of December 31, 2005, no stock option or warrant awards were made under the Plan.

Sale of Unregistered Securities

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Revenues	$68,024,000	$37,416,000	$26,636,000
Cost of goods sold	$38,716,000	$18,007,000	$15,733,000
Distribution expenses	$16,743,000	$13,486,000	$7,899,000
General and administrative	$2,483,000	$1,313,000	$1,670,000
Depreciation	$161,000	$55,000	$131,000
Other income	$2,221,000	$1,489,000	$1,197,000
Gain on disposal of assets	$9,000	$1,000	$--
Interest expense	$523,000	$49,000	$25,000
Net income	$11,630,000	$6,258,000	$2,037,000
Other comprehensive income	$605,000	$--	$--
Total comprehensive income	$12,235,000	$6,258,000	$2,037,000
Basic net income per share	$.83	$.52	$.19
Weighted average basic shares
outstanding	13,931,000	12,077,000	10,536,000
Diluted net income per common share	$.74	$.47	$.19
Weighted average diluted shares
outstanding	16,057,000	13,456,000	10,536,000

Quarterly Financial Data for 2005 and 2004

	Quarters Ended
	December 31, 2005	September 30, 2005	June 30, 2005	*	March 31, 2005
Total Revenues	$25,599,747	$14,273,618	$14,589,807		$13,560,828
Gross Profit	9,304,064	6,744,356	6,996,110		6,263,470
Net Income	3,994,723	2,178,699	2,823,250		2,633,328
Net Earnings per common share:
Basic	$0.27	$0.16	$0.21		$0.19
Diluted	$0.25	$0.14	$0.18		$0.17

	Quarters Ended
	December 31, 2004	*	September 30, 2004	*	June 30, 2004	*	March 31, 2004	*
Total Revenues	$11,912,681		$8,662,297		$9,124,669		$7,716,353
Gross Profit	7,281,853		3,862,047		4,614,090		3,651,010
Net Income	2,378,178		1,244,586		1,445,281		1,189,955
Net Earnings per common share:
Basic	$0.20		$0.10		$0.12		$0.10
Diluted	$0.16		$0.09		$0.12		$0.10

*Effective July 1, 2005 slotting fees paid by American Dairy previously reported as expenses have been reclassified as a reduction of revenues. The above schedule reflects a reclassifying entry for prior periods to conform to this presentation.

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

Overview

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

Results of Operations

The following table sets forth certain operating information regarding American Dairy, including its subsidiaries.

	2005	2004	2003
Revenues	$68,024,000	$37,416,000	$26,636,000
Cost of good sold	$38,716,000	$18,007,000	$15,733,000
Distribution expense	$16,743,000	$13,486,000	$7,899,000
General and administrative expense	$2,483,000	$1,313,000	$1,670,000
Depreciation	$161,000	$55,000	$131,000
Other income	$2,221,000	$1,489,000	$1,197,000
Gain on disposal of assets	$9,000	$1,000	$--
Interest expense	$(523,000)	$(49,000)	$(25,000)
Net Income	$11,630,000	$6,258,000	$2,036,000

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

One component of the increase is due to increased sales volumes. The table below reflects the sales volumes in kilograms by product for 2005 as compared to 2004 and 2004:

	2005			2004
Product name	Quantity (Kg)	Amount	% of sales	Quantity (Kg)	Amount	% of sales	Year-on-year Qty. variance
Ca+Zn series	4,722,624	$13,004,000	19%	4,719,669	$12,751,000	34%	0%
CPP series	4,503,308	$24,064,000	35%	2,398,579	$12,678,000	34%	88%
Soybean series	1,781,052	$2,987,000	16%	2,199,445	$5,601,000	15%	(19%)
Nucleotides series	1,094,676	$10,733,000	10%	219,153	$2,434,000	6%	400%
Rice cereal series	2,664,230	$7,131,000	4%	-	$-	-	-
Low fat high Calcium	-	$-	-	368,968	$979,000	3%	-
Light powder	-	$-	-	382,475	$688,000	2%	-
Total	14,765,890	$57,919,000	85%	10,288,289	$35,131,000	94%	44%
Others	2,444,862	$10,105,000	15%	3,190,356	$2,285,000	6%	(23%)

	17,210,752	$68,024,000	100%	13,478,645	$37,416,000	100%	28%

The second component is an increase in the average sales price per kilogram as demonstrated below:

	2005	2004
Sales revenues	$68,024,000	$37,416,000
Total sales volume (kilograms)	17,210,752	13,478,645
Average selling prices/kilogram	$3.95	$2.78

This increase in average sales price per kilogram is due primarily to the shift in product mix to higher end products rather than an increase in the sales price of individual products.

The following table reflects the average sales price by kilogram by product for 2005 and 2004 and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram		Percentage
Product	2005	2004	Change
Ca+Zn series	$2.75	$2.70	2%
CPP series	$5.34	$5.29	1%
Soybean series	$1.68	$2.24	(25)%
Nucleotides series	$9.80	$11.10	(12)%
Other series	$3.37	$1.08	212%

The growth came primarily from increased sales in the Heilong Jiang Provence which had sales of $21,400,000 in 2005 on 5,794,840 kilograms of product vs. sales of $3,513,985 on 1,754,068 kilograms of product during 2004.

The above sales and price increases are attributable to the following factors:

Increased popularity of "Feihe" brand of mainland China following the successful advertising campaigns in the previous year and extensive networks of Agencies in 25 provinces;

Demand boosted by improved and high quality ingredients for several products such as Ca+Zn, CPP series, and nucleotides series and families or markets mostly accepted these products;

The dairy milk industry scandal in China in 2003 and the resulting strict control over dairy producers (quality and ingredient contains) drove many unscrupulous Dairy producers and their tainted dairy products out of the market. Consumers concentrated on dairy products produced by such reputable dairy producers as Feihe Dairy.

Increase in sales quantities of several higher priced major products as can be seen from the table above.

Cost of Goods Sold. Cost of goods sold increased 115% or $20,709,000 from $18,007,000 in 2004 to $38,716,000 in 2005. This increase is due to the following factors (1) a 28% increase in sales volumes (2) a 49% increase in direct materials cost per kilogram from $1.35 in 2004 to $2.00 in 2005 (3) a 25% increase per kilogram in direct labor cost from $.04 in 2004 to $.05 in 2005, and (4) a 120% increase in manufacturing overhead from $.05 per kilogram in 2004 to $.11 per kilogram in 2005. The increase in direct materials cost is due primarily to the increased use of nutritional supplements used primarily in higher end products. The increase in labor and overhead cost is attributable to the new production facilities coming on line which were not yet operating at full capacity.

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

Interest Expense. Interest expense for the year ended December 31, 2005 was $523,000 as compared to $49,000 for the prior year. This increase was due primarily to interest accrued on convertible notes issued in 2005, as well as interest expense arising from new short-term loans.

Income Taxes. Income tax benefit decreased by $262,000 from $262,000 of benefit in 2004 to $0 in 2005. This was due primarily to reversal of a 2003 tax accrual for BiaQuan Dairy which was waived by the taxing authorities in 2004.

Comparison of Years Ended December 31, 2004 and 2003

Net income increased by 207% from $2,036,000 in 2003 to $6,258,000 for 2004. This increase in net income is attributable primarily to the following factors: (1) a 40% increase in sales; (2) a 27% increase in gross profit margins from 41% in 2003 to 52% in 2004; and (3) a 70% increase in distribution expenses, offset in part by: (i) a 21% decrease in general and administrative expenses, and (ii) a $601,000 decrease in enterprise income tax expense.

Revenues. Revenues increased by $10,780,000 or 40% from $26,636,000 in 2003 to $37,416,000 in 2004. This increase was due primarily to 28% increase in kilograms sold combined with a 17% average increase is sales price per kilogram. The following tables compare sales volumes and prices by year

	2004			2003
Product name	Quantity (Kg)	Amount	% of sales	Quantity (Kg)	Amount	% of sales
Ca+Zn series	4,719,669	$12,751,000	34%	3,718,421	$9,824,000	37%
CPP series	2,398,579	$12,678,000	34%	785,483	$3,863,000	14%
Soybean series	2,199,445	$5,601,000	15%	2,176,299	$3,069,000	12%
Nucleotides series	219,153	$2,434,000	6%	-	$-	-
Low fat high Calcium	368,968	$979,000	3%	667,227	$1,545,000	6%
Other	3,572,831	$2,973,000	8%	3,155,352	$8,335,000	31%

Total	13,478,645	$37,416,000	100%	10,502,782	$26,636,000	100%

	2004	2003	Variance

Sales revenues	$37,416,000	$26,636,000	40%
Total sales volume (kilograms)	13,478,645	10,502,782	28%
Average selling prices/kilogram	$2.97	2.54	17%

	Average Price Per Kilogram		Percentage
Product	2004	2003	Change
Ca+Zn series	$2.70	$2.64	2%
CPP series	$5.29	$4.92	8%
Soybean series	$2.24	$1.41	59%
Nucleotides series	$11.10	$-	N/A
Other series	$1.08	$2.64	(59)%

Increases in sales volumes are attributable to the following factors:

* Increased popularity of "Feihe" brand of mainland China following the successful advertising campaigns in the previous year and extensive networks of Agencies in 25 provinces;

* Demands boosted by improved and high quality ingredients for several products such as Ca+Zn CPP series and nucleotides series and families or markets mostly accepted these products;

* The dairy milk industry scandal in China in 2003 and the resulting strict control over dairy producers (quality and ingredient contains) drove many unscrupulous Dairy producers and their tainted dairy products out of the market. Consumers concentrated on dairy products produced by such reputable dairy producers as Feihe Dairy

Cost of Goods Sold. Cost of goods sold increased 14% or $2,274,000 from $15,733,000 in 2003 to $18,007,000 in 2004. This increase is due primarily to a 28% increase in sales volume offset in part by a 38% improvement in unit gross profit margins from $1.04 kilogram in 2003 to $1.44 per kilogram in 2004. The improved gross profit margins were due to increases in sales of high gross profit product and improved manufacturing efficiencies which were obtained as new processing facilities came on line during the year, offset in part by an overall 10% increase in the cost of raw materials.

Distribution Expenses. Distribution expenses for the year ended December 31, 2004 were $13,486,000, an increase of $5,587,000 or 71% from the prior year's distribution expenses of $7,899,000. The principal reasons for the increase were substantial increases in advertising expense, distribution salaries, and transportation expense which were incurred to expand market areas.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2004 were $1,313,000, a decrease of $357,000 or 21% from the prior year's general and administrative expenses of $1,670,000. Contributing to the decrease was that in 2003 the Company took a provision for bad debts of $426,000 resulting in an allowance for bad debts of $445,000 on receivables totaling $2,178,762. During 2004, the Company had no provision for bad debts, had reduced the outstanding receivables balance to $671,000 and had in fact recovered $434,000 on accounts which had been previously reserved. This improvement was due to the Company’s collection efforts and tightened credit policies. Another contributing factor was a reduction in consulting fees incurred at the parent company level from 2003 to 2004.

Depreciation Expense. Depreciation expense for the year ended December 31, 2004 was $55,000 and $207,000, respectively, for the year ended December 31, 2004, an increase of $131,000 from the prior year’s depreciation expense of $131,000 which was included in operating and administrative expenses. This increase is due primarily to substantial additions of buildings, plant and machinery in Feihe Dairy and BaiQuan Feihe during 2004.

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

2005

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

Working Capital - At December 31, 2005, the Company had a negative working capital of $(1,926,000).

Contractual Obligations

As of December 31, 2005, the Company had the following contractual obligations:

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
Long-term debt obligations	$5,646,000	$102,000	$5,184,000	$184,000$	176,000

Purchase obligation for	604,000	604,000	--	--	--
building acquisition

Purchase obligations for	273,000	6,000	12,000	12,000	243,000
land use rights

Purchase obligations for	3,429,000	3,429,000	--	--	--
advertising contracts

Total	$9,952,000	$4,141,000	$5,196,000	$196,000	$419,000

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

Please refer to the Notes to the financial statements included elsewhere in this filing for a more complete listing of all of the Company's critical accounting policies.

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

The statement was effective for the quarter beginning January 1, 2006. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method. The Company has no outstanding stock options or unvested stock compensation and SFAS 123R had no effect on the consolidated financial statements.

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

/s/ Murrell, Hall, McIntosh & Co., PLLP
Oklahoma City, Oklahoma
March 12, 2006

AMERICAN DAIRY INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004

ASSETS
	2005	2004
Current assets:
Cash	$12,958,000	$6,645,000
Accounts receivable
Trade-net of allowance for bad debts of $309,461 and $0, respectively	4,133,000	671,000
Employees	488,000	267,000
Other	1,517,000	333,000
Commercial note receivable - secured	--	218,000
Inventories	9,622,000	5,042,000
Prepaid expenses	875,000	565,000
Advances to suppliers	1,216,000	308,000
Other tax refundable	501,000	37,000

Total current assets	31,310,000	14,086,000

Property and equipment:
Fixed assets, net of accumulated depreciation	34,686,000	9,027,000
Construction in progress	3,374,000	14,721,000

	38,060,000	23,748,000

Total assets	$69,370,000	$37,834,000

See accompanying summary of accounting policies and notes to financial statements.

AMERICAN DAIRY INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004

LIABILITIES AND STOCKHOLDERS' EQUITY
	2005	2004

Current liabilities:
Accounts payable and accrued expenses	$11,855,000	$9,034,000
Current portion of long term debt	102,000	118,000
Advances from related parties	933,000	1,142,000
Advances from employees	948,000	654,000
Deferred income	12,074,000	9,694,000
Short-term notes and loans payable	7,324,000	242,000

Total current liabilities	33,236,000	20,884,000

Long term debt, net of current portion shown above	5,543,000	598,000

Minority interest	494,000	180,000

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized;
14,132,824 and 13,556,356 shares issued and
outstanding at December 31, 2005 and 2004, respectively	14,000	14,000
Additional paid-in capital	9,209,000	7,519,000
Retained earnings	20,269,000	8,639,000
Accumulated other comprehensive income	605,000	--

Total stockholders' equity	30,097,000	16,172,000

Total liabilities and stockholders' equity	$69,370,000	$37,834,000

See accompanying summary of accounting policies and notes to financial statements.

AMERICAN DAIRY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
SALES	$68,024,000	$37,416,000	$26,636,000
COST OF GOODS SOLD	38,716,000	18,007,000	15,733,000
Gross Profit	29,308,000	19,409,000	10,903,000
OPERATING AND ADMINISTRATIVE
EXPENSES:
Distribution expenses	16,743,000	13,486,000	7,899,000
General and administrative expenses	2,483,000	1,313,000	1,670,000
Depreciation	161,000	55,000	131,000
	19,387,000	14,854,000	9,700,000
Income from operations	9,921,000	4,555,000	1,203,000
OTHER INCOME (EXPENSE):
Other income (expenses)	2,221,000	1,489,000	1,197,000
Gain on disposal of assets	9,000	1,000	--
Interest and finance costs	(523,000)	(49,000)	(25,000)
	1,707,000	1,441,000	1,172,000
MINORITY INTEREST	2,000	--	--
INCOME BEFORE INCOME TAXES	11,630,000	5,996,000	2,375,000

(PROVISION FOR) BENEFIT FROM
INCOME TAXES	--	262,000	(339,000)
NET INCOME	11,630,000	6,258,000	2,036,000
Other comprehensive income:
Foreign currency translation adjustment	605,000	--	--
TOTAL COMPREHENSIVE INCOME	$12,235,000	$6,258,000	$2,036,000
BASIC NET INCOME PER COMMON SHARE	$0.83	$0.52	$0.19
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	13,931,000	12,077,000	10,536,000
DILUTED NET INCOME PER COMMON SHARE	$0.74	$0.47	$0.19
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	16,057,000	13,456,000	10,536,000

See accompanying summary of accounting policies and notes to financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	Common Stock
					Accumulated
	Number	$ 0.001	Additional		Other
	of	par	Paid-In	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income	Totals

Balance, December 31, 2002	9,785,530	$10,000	$(6,000)	$344,000	$--	$348,000

Share issued for consulting and
syndication services	240,000	--	270,000	--	--	270,000

Share issued in exchange for
conversion of shareholder loans	933,155	1,000	1,865,000	--	--	1,866,000

Stock issued for cash	792,285	1,000	1,499,000	--	--	1,500,000

Less offering costs	--	--	(401,000)	--	--	(401,000)
Net income for the year ended
December 31, 2003	--	--	--	2,037,000	--	2,037,000

Balance, December 31, 2003	11,750,970	12,000	3,227,000	2,381,000	--	5,620,000

Stock issued for services	46,000	--	97,000	--	--	97,000

Stock issued for cash	1,759,384	2,000	4,672,000	--	--	4,674,000

Less offering costs	--	--	(477,000)	--	--	(477,000)
Net income for the year ended
December 31, 2004	--	--	--	6,258,000	--	6 ,258,000

Balance, December 31, 2004	13,556,354	14,000	7,519,000	8,639,000	--	16,172,000

Stock issued for cash	428,570	--	750,000	--	--	750,000

Stock issued for services	147,900	--	940,000	--	--	940,000

COMPREHENSIVE INCOME:
Foreign currency translation
adjustments	--	--	--	--	605,000	605,000

Net income for the year ended
December 31, 2005	--	--	--	11,630,000	--	11,630,000

Balance, December 31, 2005	14,132,824	$14,000	$9,209,000	$20,269,000	$605,000	$30,097,000

See accompanying summary of accounting policies and notes to financial statements.

AMERICAN DAIRY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	11,630,000	6,258,000	$2,037,000
Adjustments to reconcile net income to operating activities -
Depreciation	1,001,000	262,000	131,000
Provision for doubtful accounts	310,000	84,000	426,000
Compensation expense for stock issued	940,000	97,000	180,000
Gain on disposal of assets	(9,000)	(1,000)	--
Changes in assets and liabilites:
(Increase) decrease in -
Accounts and notes receivable	(5,176,000)	538,000	1,681,000
Inventories	(4,580,000)	32,000	(3,086,000)
Prepaid expenses	(310,000)	673,000	(11,000)
Advances to suppliers	(909,000)	322,000	(630,000)
Other tax refundable	(464,000)	522,000	(458,000)
Increase (decrease) in -
Accounts payable and accrued expenses	3,115,000	2,533,000	3,532,000
Deferred income	2,379,000	4,827,000	2,071,000
Tax payable	--	212,000	164,000
Net cash provided by operating activities	7,927,000	16,359,000	6,037,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(15,327,000)	(5,241,000)	(3,672,000)
Payments received on note receivable	217,000	--	--
Disposal of assets	24,000	33,000	88,000
Cash received in merger and recapitalization	--	--	18,000
Deposit on land, building and equipment	--	418,000	(418,000)
Contributions by minority interest	313,000	180,000	--
Construction in progress	--	(12,686,000)	(2,035,000)
Net cash used in investing activities	(14,773,000)	(17,294,000)	(6,019,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	8,549,000	1,660,000	483,000
Proceeds from long-term debt	5,000,000	--	--
Repayments of short-term debt	(1,466,000)	(1,186,000)	--
Repayments of long-term debt	(70,000)	--	--
(Repayment of) advance from shareholder	(209,000)	233,000	(53,000)
Sale of common stock and capital contribution	750,000	4,673,000	1,500,000
Payment of offering costs	--	(477,000)	(396,000)
Purchase obligation (repayment)	--	(362,000)	363,000
Net cash provided by financing activities	12,554,000	4,541,000	1,897,000
Effect of exchange rate change on cash and cash equivalents	605,000	--	--
NET INCREASE IN CASH AND EQUIVALENTS	5,708,000	3,604,000	1,915,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,645,000	3,041,000	1,126,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,958,000	$6,645,000	$3,041,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$139,000	$37,000	$20,000
Income taxes paid	$--	$--	$339,000

See accompanying summary of accounting policies and notes to financial statements.

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

On May 7, 2003, American Dairy, Inc. acquired all of the outstanding common stock of American Flying Crane Corporation. For accounting purposes, the acquisition has been treated as a recapitalization of American Flying Crane Corporation with American Flying Crane Corporation as the acquirer. The historical financial statements presented both before and after May 7, 2003 are those of American Flying Crane Corporation.

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2005

On December 31, 2002, American Dairy, Inc. (formerly Lazarus Industries Inc.("Lazarus")) had 7,485,147 shares issued and outstanding. In preparation for the acquisition of AFC, Lazarus did a 19 to 1 stock split which reduced the shares outstanding by 7,090,994 shares. This was followed by the repurchase of an additional 258,623 shares by Lazarus for $20,000 leaving 135,530 shares outstanding. On May 7, 2003, Lazarus issued 9,650,000 shares of its common stock for the acquisition of 100% of the outstanding stock of AFC.

In accordance with the requirements of SEC Accounting and Disclosure Rules and Practices Appendix B, the May 7, 2003 transaction was treated as a recapitalization of AFC as it was deemed to be the accounting acquirer. Furthermore, in accordance with the requirements of Current Issue and Rulemaking Projects ("CIRP") T.VI.G-11-98, the historical financial statements prior to the acquisition are those of the accounting acquirer, although (in absence of a name change) they are labeled as those of the issuer. Therefore, for financial reporting purposes, the recapitalized financial statements of AFC were rolled back. As of December 31, 2002, the common shares outstanding include the 9,650,000 shares issued to the AFC shareholders plus the 135,530 shares still owned by the original Lazarus shareholders for a total of 9,785,530 shares.

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

Substantially all of the Company's fixed assets and operations are located in the Peoples Republic of China.

The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind.

Substantially all of the Company's profits are generated from operations in mainland China.

Payments of dividends may be subject to some restrictions; therefore in accordance with Rule 504/4.08 (e) (3) of Regulation S-X, the following are condensed parent company, only financial statements for the three years ended December 31, 2005.

AMERICAN DAIRY, INC. AND AMERICAN FLYING CRANE
CONDENSED PARENT COMPANY ONLY BALANCE SHEETS
AS OF DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
Current assets:
Cash	$216,684	$209,347	$705,091
Accounts receivable, other	1,567	1,567
Prepaid expenses	22,500	—	113,989

Total current assets	240,751	210,914	819,080

Investment in subsidiaries, reported on equity method	40,047,899	18,118,753	5,886,538

Total assets	$40,288,650	$18,329,667	$6,705,618

	2005	2004	2003
Current liabilities:
Accounts payable and accrued expenses	$362,153	$138,153	$12,000
Advances from directors	1,829,527	1,091,364	858,418
Advances from subsidiaries	—	928,420	214,152
Short-term notes and loans payable	3,000,000	—
Total current liabilities	5,191,680	2,157,937	1,084,570

Long term debt, net of current portion shown above	5,000,000	—	—

Stockholders' equity:

Common stock, $.001 par value; 50,000,000 shares authorized; 14,134 and 13,558 shares issued and outstanding at December 31, 2005 and 2004, respectively	14,134	13,558	11,571
Additional paid-in capital	9,208,836	7,519,172	3,228,297
Retained earnings	20,269,000	8,639,000	2,381,000
Accumulated other comprehensive income	605,000	—	—
Total stockholders' equity	30,096,970	16,171,730	5,621,048
Total liabilities and stockholders' equity	$40,288,650	$18,329,667	$6,705,618

AMERICAN DAIRY, INC. AND AMERICAN FLYING CRANE
CONDENSED PARENT COMPANY ONLY INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
	2005	2004	2003
SALES	$—	$—	$—

OPERATING AND ADMINISTRATIVE EXPENSES:

General and administrative expenses	1,448,656	515,149	706,164
Other	69,734	34,990	—

	1,518,390	550,139	706,164

Income from operations	(1,518,390)	(550,139)	(706,164)

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated subsidiaries	13,434,145	6,877,949	3,065,302
Other income (expenses)	13,516	(65,871)	21,862
Interest and finance costs	(299,271)	(3,939)	—

	13,148,390	6,808,139	3,087,164

INCOME BEFORE INCOME TAXES	11,630,000	6,258,000	2,381,000

(PROVISION FOR) BENEFIT FROM INCOME TAXES
	—	—	—

NET INCOME	11,630,000	6,258,000	2,381,000

AMERICAN DAIRY, INC. AND AMERICAN FLYING CRANE
CONDENSED PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,630,000	$6,258,000	$2,381,000
Adjustments to reconcile net income to operating activities -
Less : Equity in earnings of unconsolidated
subsidiaries	(13,434,144)	(6,877,949)	(3,065,302)
Compensation expense for stock issued	940,240	96,600	270,000
Changes in assets and liabilites:
(Increase) decrease in -Accounts and notes receivable	—	(1,567)	—
Prepaid expenses	(22,500)	113,989	(113,989)
Increase (decrease) in -Accounts payable and accrued expenses	224,000	126,153	12,000

Net cash (used in) operating activities	(662,404)	(284,774)	(516,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	(7,890,000)	(5,112,376)	(2,821,236)
Long-term investment	—	(241,890)	—
Net cash (used in) investing activities	(7,890,000)	(5,354,266)	(2,821,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director	738,162	232,946	858,418
Advances from subsidiary	(928,422)	714,269	214,152
Loan proceeds	8,000,000	—	—
Offering proceeds	750,000	4,196,082	2,970,048

Net cash provided by financing activities	8,559,740	5,143,297	4,042,618

Effect of exchange rate change on cash and cash equivalents	—	—	—

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	7,336	(495,743)	705,091

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	209,348	705,091

CASH AND CASH EQUIVALENTS, END OF PERIOD	$216,684	$209,348	$705,091

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$299,271	$3,939	$—
Income taxes paid	$—	$—	$—

American Dairy, Inc. and American Flying Crane
Notes to Condensed Parent Company Only Financial Statements

Note 1 - These condensed parent company only financial statements should be read in connection with the American Dairy consolidated financial statements and notes thereto.

Note 2 - Convertible Debt

As of December 31, 2005 the Company had two series of convertible debt outstanding as described below:

Series A Convertible notes in the amount of $3,000,000, bearing interest at 6.5% per annum, due on April 26, 2006. These notes are convertible to common stock at a conversion price of $8.00 per share.

Series B Convertible notes in the amount of $5,000,000, bearing interest at 7.5% per annum, $2,500,000 due on June 30, 2007 and $2,500,000 due on August 14, 2007. These notes are convertible to common stock at a conversion price of $10 per share.

The Series A Notes are reflected in current liabilities as of March 31, 2006 and December 31, 2005.

As of March 31, 2006 principal payment due by year for the next five years and thereafter on the Series B notes is as follows:

Fiscal year ended December 31	Amount
2006	$3,000,000
2007	5,000,000
2008	—
2009	—
2010	—
Thereafter	—
$8,000,000

5. INVENTORIES

Inventories consist of the following as of December 31, 2005 and 2004:

	2005	2004
Raw and partially processed materials	$3,215,000	$4,073,000
Finished goods	6,407,000	969,000
	$9,622,000	$5,042,000

6. TAX REFUNDABLE

Tax refundable represents valued added tax refundable from the local governments in The People's Republic of China.

7. TRANSACTIONS WITH RELATED PARTIES

As of December 31, 2005 and 2004 the Company had the following balances due to its officers and directors:

Name	2005	2004
Leng You-bin	$858,000	$1,134,000
Other officers and directors	75,000	8,000
	$933,000	$1,142,000

These balances are non-interest bearing and due on demand.

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

8. FIXED ASSETS

During 2005, the Company completed the acquisition of the assets of Nutricia Nutritionals Co., Limited for a total consideration of $7,430,000, of which $130,000 was allocated to inventory and the balance of $7,300,000 was allocated to buildings and equipment. This acquisition consisted of a production plant and milk collection centers located in Yushutun and Angangxi Districts.

Fixed assets consist of the following as of December 31, 2005 and 2004:

	2005	2004
Buildings	$19,352,000	$4,858,000
Plant and machineries	15,513,000	3,932,000
Motor vehicles	787,000	292,000
Computers and equipment	392,000	299,000
	36,044,000	9,381,000
Less: Accumulated depreciation	(1,358,000)	(354,000)
	$34,686,000	$9,027,000

Depreciation expense totaled $1,001,000, $261,000, and $131,000, respectively, for the years ended December 31, 2005, 2004, and 2003 of which $840,000, $206,000, and $0 were included as a component of cost of goods in the respective periods.

9. CONSTRUCTION-IN-PROGRESS

The Company had two major construction projects under construction at December 31, 2005 and 2004 as detailed below:

	2005	2004
Feihe Dairy processing facilities	$2,868,000	$10,758,000
Shanxi walnut processing facility	506,000	3,963,000
	$3,374,000	$14,721,000

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

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

12. NOTES PAYABLE

Short term notes and loans payable consist of the following as of December 31, 2005 and 2004:

	2005	2004
Note payable to a bank, bearing interest at 6.696% per annum, secured by plant and machinery, payable in monthly installments	$3,082,000	$—

Series A convertible note, bearing interest at 6.5% per Annum, due on April 26, 2006, convertible to common stock at a conversion price of $8.00 per share	3,000,000	—

Unsecured, non-interest bearing obligation to an unrelated company, repayable upon demand	995,000	—

Unsecured, non-interest bearing obligation to county finance department, with no fixed repayment terms	247,000	242,000
	$7,324,000	$242,000

13. LONG-TERM DEBT

Long-term debt consists of the following as of December 31, 2005 and 2004:

	2005	2004
Series B convertible notes, bearing interest at 7.5% per annum, payments $2,500,000 due on June 30, 2007 and August 14, 2007, convertible to common stock at a conversion price of $10,000 per share	$5,000,000	$—

Note payable to a bank, bearing interest at 5.76% per annum, secured by plant and machinery, payable in 96 montly installments	635,000	685,000

Note payable to a finance company, secured by a vehicle payable in 60 monthly installments	10,000	31,000

	5,645,000	716,000

Less: current portion of long-term debt	(102,000)	(118,000)
	$5,543,000	$598,000

Principal payments due by year for the next five years and thereafter on these notes are as follows:

Fiscal year ended December 31,	Amount
2006	$102,000
2007	5,092,000
2008	92,000
2009	92,000
2010	92,000
Thereafter	175,000
$5,645,000

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

Additionally, a total of 792,285 shares of common stock were sold for a total cash consideration of $1,500,000. Offering and syndication costs totaling $401,000 were treated as reductions in additional paid-in capital for financial reporting purposes.

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

16. INCOME TAX

A reconciliation of tax at the statutory rates to the Company's effective rate are as follows:

	Year Ended December 31,
	2005	2004	2003
Computed expected tax expense	$4,418,000	$2,369,000	$903,000

Increases (reductions) in taxes result from:

Add back effect of U.S. losses	686,000	245,000	277,000

Foreign income subject to foreign income tax but not expected to be subject to U.S. tax in foreseeable future - Adjustment due to change in effective tax rates	(492,000)	(430,000)	(155,000)

BaiQuan Dairy 2003 tax liability waived by province	—	(262,000)	—

Foreign income subject to foreign tax holiday but not expected to be subject to U.S. tax in foreseeable future	(4,612,000)	(2,184,000)	(686,000)

Actual income tax expense (benefit)	$—	$(262,000)	$339,000

Under the Provisional Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Feihe Dairy has been granted a tax holiday of seven years for full enterprise income paid during that period. This tax holiday will expire in April of 2009. The enterprise taxes paid during 2004 and 2003 were accrued (waived) by Sanhao Dairy and BaiQuan Dairy as follows:

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

	Year Ended December 31,
	2005	2004	2003
Sanhao Dairy	$—	—	$77,000
BaiQuan Dairy	—	(262,000)	262,000
Total	$—	$(262,000)	$339,000

The tax holiday resulted in tax savings as follows:

	Year Ended December 31,
	2005	2004	2003
Approximate tax savings	$4,612,000	$2,455,000	$685,000
Benefit per share
Basic	$0.33	$0.20	$0.07
Diluted	$0.30	$0.18	$0.07

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

17. EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share (EPS), as defined, on the face of the statements of operations for all entities with complex capital structures. SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per shares (EPS) computations:

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended December 31, 2005

Basic EPS income available to Common shareholders	$11,629,000	13,931,006	$.83

Effect of dilutive securities:

Warrants issued	—	1,643,533	$.08

Convertible notes	304,000	482,534	$.01

Diluted EPS income available to Common shareholders	$11,933,000	16,057,073	$.74

For the year ended December 31, 2004

Basic EPS income available to Common shareholders	$6,258,000	12,077,085	$.52

Effect of dilutive securities:

Warrants issued		1,378,615	$.05

Diluted EPS income available to Common shareholders	$6,258,000	13,455,700	$.47

For the year ended December 31, 2003

Basic EPS income available to Common shareholders	$2,037,000	10,535,964	$.19

Effect of dilutive securities:

Warrants issued		—	—

Diluted EPS income available to Common shareholders	$2,037,000	10,535,964	$.19

During the year ended December 31, 2005, the Company issued Series A and Series B Convertible Notes (See Notes 12 and 13). These notes allow the holder to convert each note to common stock of the Company at any time during the term of the note.

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

As of December 31, 2005, the Company had 2,539,832 warrants outstanding at an average exercise price of $2.23 per warrant for one share each of the Company's common stock. The warrants will expire five years from the issuance date, with 1,042,858 expiring in 2006 and the balance of 1,496,974 expiring in 2009. During the year ended December 31, 2005, 428,570 warrants were exercised for $1.75 per share, resulting in proceeds of $750,000 to the Company.

Information with respect to outstanding warrants to service providers is as follows:

	Shares	Average Exercise Price
Outstanding warrants at beginning of year	2,968,402	$2.16
Warrants granted	—	—
Exercised	(428,570)	1.75
Expired	—	—
Outstanding warrants at the end of year	2,539,832	$2.23

Warrants Outstanding			Warrants Exercisable
Shares Outstanding 12/31/05	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding 12/31/05	Average Exercise Price
2,539,832	2.5	$2.23	2,539,832	$2.23

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

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for 2005 and 2004 are as follows:

	Quarters Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Sales	$24,486,000	$14,274,000	$15,143,000	$14,121,000
Gross profit	8,190,000	6,744,000	7,550,000	6,824,000
Net income	3,995,000	2,179,000	2,823,000	2,633,000
Net earnings per common share:
Basic	$0.27	$0.16	$0.21	$0.19
Dilutued	$0.25	$0.14	$0.18	$0.17

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

	Quarters Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Total revenues	$10,986,000	$8,662,000	$8,148,000	$9,620,000
Gross profit	6,354,000	3,862,000	5,110,000	4,083,000
Net income	2,378,000	1,245,000	1,445,000	1,190,000
Net earnings per common share:
Basic	$0.20	$0.10	$0.12	$0.10
Dilutued	$0.16	$0.09	$0.12	$0.10

* Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of American Dairy.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and the Company's Principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1943, Rule 13a-15(e) and 15d-15(e)) as of December 31, 2005, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. In connection with their evaluation, the certifying officers identified no changes in the Company's internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2005 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 11. Executive Compensation

The officers and directors of American Dairy received compensation during the three fiscal years ended December 31, 2005, as follows:

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION				LONG TERM COMPENSATION
					AWARDS		PAYOUTS
NAME AND PRINCIPAL POSITION	Fiscal Year	Salary	Bonus	Other Annual Compensation	RESTRICTED Stock Awards	SECURITIES Underlyimg Options/SARs	FLTIP Payouts	All Other Compensation
Leng You-Bin	2003	$6,884	$0	$0	$0	$0	$0	$0
Director, Chief	2003	$0	$0	$0	$0	$0	$0	$0
Executive Officer and President	2003	$9,000	$0	$0	$33,300	$0	$0	$0

Jack M. Gertino	2003	$0	$0	$0	$0	$0	$0	$0
former Chief	2003	$0	$0	$0	$0	$0	$0	$0
Executive Officer and President	2003	$0	$0	$0	$0	$0	$0	$0

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

Name and Address	Number of Shares (1)	Percentage of Outstanding Shares

Leng You-Bin (4) C-16 Shin Chen International Bldg. No. 10, Jiu-shen Road Zho Yan Chu Beijing The People's Republic of China	8,881,135	62.8%

Liu Hua 19,000 0.14% C-16 Shin Chen International Bldg. No. 10, Jiu-shen Road Zho Yan Chu Beijing The People's Republic of China	19,000	0.14%

Hui-Lan Lee 232 Alabama Street San Gabriel, California 91775	7,000	0.05%

Liu Sheng-Hui C-16 Shin Chen International Bldg. No. 10, Jiu-shen Road Zho Yan Chu Beijing The People's Republic of China	11,500	0.08%

Kirk Downing	4,500	0.03%

Pike Capital Partners LP 275 Madison Avenue Suite 418 New York, NY 10016	821,429	6.1%

All executive officers and directors as a group (4 persons)	9,153,211	67.5%

(1)	They have sole voting and dispositive power with respect to their sharesof Common Stock of American Dairy.

(2)	Includes warrants to purchase 571,428 shares of the Common Stock ofAmerican Dairy.

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

As of December 31, 2005 and 2004 the Company had the following balances due to its officers and directors:

Name	2005	2004
Leng You-bin	$858,000	$1,091,000

These balances are non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

Fees paid to principal accountants are as follows:

Name	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
Weinberg & Company, P.A for fiscal year ended
December 31, 2003	$23,513	$11,045	$-0-	$-0-
December 31, 2004	$8,044	$-0-	$-0-	$-0-
December 31, 2005	$-0-	$-0-	$-0-	$-0-

Murrell, Hall, McIntosh & Co., PLLP for fiscal year ended
December 31, 2003	$3,770	$-0-	$-0-	$-0-
December 31, 2004	$19,000	$1,250	$5,000	$-0-
December 31, 2005	$42,500	$8,900	$5,500	$-0-

The Audit Committee of the Board of Directors evaluated the scope and cost of the audit for its fiscal year ended December 31, 2005 before its auditor rendered its audit and non-audit services.

Item 13. Exhibits

(a) Reports on Form 8-K None

(b) Exhibits

3.1	Articles of Incorporation	Articles of Incorporation of American Dairy, as amended, are incorporated herein by reference to Exhibit 3.1 to its registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 16, 1999.

3.2	Amendment to Articles of Incorporation	Amendment to Articles of Incorporation of American Dairy dated May 6, 2003 is incorporated herein by reference to 3.3 By-Laws Exhibit 3.2 to its Form 10-KSB/A of American Dairy, Inc. for its fiscal year ended December 31, 2003 filed on April 11, 2004.

3.3	By-Laws	By-Laws of American Dairy are incorporated herein by reference to Exhibit 3.2 to its registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 16, 1999.

10.	Material Contracts

10.1	Stock Exchange Exchange	Stock Exchange Agreement dated January 15, 2003, is incorporated herein by reference to Exhibit 2.1 to American Dairy's Form 8-K current report as filed with the Securities and Exchange Commission on January 21, 2003.

10.2	Amendment to Stock Agreement	Agreement Amendment to Stock Exchange Agreement dated March 5, 2003 is incorporated herein byreference to Exhibit 2.2 of American Dairy's Form 8-K current report as filed with the Securities and Exchange Commission on March 5, 2003.

10.3	Consulting Agreement	Consulting Agreement by and between American Dairy, American Dairy Holdings, Inc. and Danbury Properties, L.L.C., dated march 28, 2003, is incorporated herein by reference to Exhibit 10.3 to the Form 10-KSB annual report of Lazarus Industries, Inc. for its fiscal year ended December 31, 2002.

10.4	Stock Incentive Plan	2003 Stock Incentive Plan is incorporated herein by reference to Exhibit 10 to American Dairy's Form S-8 Registration statement filed on April 4, 2005 (File No. 333-123932).

10.5	Shanxi Joint Venture	Joint Venture Agreement to organize Shanxi Feihesantai Biology Science and Technology Industry, Ltd. is incorporated herein by reference to Exhibit 10.1 to the Form 10-QSB of American Dairy for the three month period ended March 31, 2004.

10.6	Asset Purchase Agreement	Asset Purchase Agreement dated May 20, Agreement 2005, with Nutricia Nutritionals Co., Ltd. of Hei Long Jiang (without all exhibits thereto) is incorporated herein by reference to the Form 8-K current report filed by American Dairy on May 26, 2005.

10.7	Code of Ethics	The Code of Ethics of American Dairy is incorporated herein by reference to Exhibit 14 to the Form 10-KSB of American Dairy for its fiscal year ended December 31, 2004.

21	Description of subsidiaries	Description of subsidiaries is incorporated herein by reference to Exhibit 21 to the Form S-1 registration statement of American Dairy (File No. 333-128075)

23.1	Consent of Murrell, Hall, McIntosh & Co., PLLP	Consent of Murrell, Hall, McIntosh & Co., PLLP

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN DAIRY, INC.

November 20, 2006	By:	/s/ Len You-Bin
Len You-Bin, Chief Executive
Officer, and President

By:	/s/ Liu Hua
Liu Hua, Chief Financial Officer,
Principal Accounting and Financial Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leng You-Bin	November 20, 2006
Leng You-Bin, Director, Chief
Executive Officer and President

/s/ Liu Hua	November 20, 2006
Liu Hua, Director, Chief Financial
Officer, Principal Accounting and
Financial Officer, Secretary and Treasurer

/s/ Liu Sheng-Hui	November 20, 2006
Liu Sheng-Hui, Director

/s/ Hui-Lan Lee	November 20, 2006
Hui-Lan Lee, Director

November 20, 2006
Kevin L. Tseng, Director

/s/ Kirk Downing	November 20, 2006
Kirk Downing

INDEX OF EXHIBITS ATTACHED

Exhibit         Description

31.1	Certification of Leng You-Bin

31.2	Certification of Liu Hua

32	Certification of Leng You-Bin and Liu Hua