Form 10-Q/A
period 2006-06-30
AMERICAN DAIRY INC
filed 2006-11-30
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 000-27351

AMERICAN DAIRY, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0445575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

American Dairy, Inc. is filing this Form 10-Q/A to amend certain sections of its Form 10-Q for the three months ended June 30, 2006. We originally filed our Form 10-Q for the three months ended June 30, 2006 (the “Original Filing”) on August 14, 2006. Subsequent to that date, we have received comments from the Securities and Exchange Commission to the Original Filing. We are amending the Original Filing and the other reports solely to revise Part I, Item 2., Management’s Discussion and Analysis, Item 4., Disclosure Controls and Procedures and the management certificates appearing as Exhibits 31.1, 31.2 and 32 to this amendment. This Form 10-Q/A does not otherwise amend the Original Filing.

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

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
Page 2 of 2

	June 30,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY	(unaudited)
Current liabilities:
Accounts payable and accrued expenses	$11,964,466	$11,855,430
Current portion of long term debt	102,375	102,466
Advances from related parties	964,367	932,942
Advances from employees	709,125	947,596
Deferred income	3,761,371	12,073,781
Short-term notes and loans payable	5,508,853	7,323,801
Total current liabilities	23,010,557	33,236,016

Long term debt, net of current portion shown above	5,488,907	5,543,517
Minority interest	442,916	493,500

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 14,793,210 and
14,132,824 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	14,793	14,133
Additional paid-in capital	13,659,955	9,208,837
Retained earnings	30,295,259	20,268,793
Accumulated other comprehensive income	1,074,615	605,261
Total stockholders' equity	45,044,622	30,097,024
Total liabilities and stockholders' equity	$73,987,002	$69,370,057

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

SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per shares (EPS) computations. The following reconciles the components of the EPS computation:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the three months ended June 30, 2006
Basic EPS income available to common shareholders	$5,261,967	14,579,828	$.36

Effect of dilutive securities:
Convertible notes	108,000	525,938	(.01)
Warrants issued	—	2,007,794	(.04)

Diluted EPS income available to common	$5,369,967	17,113,560	$.31

For the three months ended June 30, 2005
Basic EPS income available to common shareholders	$2,823,250	13,756,377	$.21

Effect of dilutive securities:
Warrants issued	—	1,653,561	$(.03)
Diluted EPS income available to common	$2,823,250	15,409,938	$.18

AMERICAN DAIRY, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the six months ended June 30, 2006
Basic EPS income available to common shareholders	$10,026,467	14,373,202	$.70

Effect of dilutive securities:
Convertible notes	250,000	525,937	(.02)
Warrants issued	—	1,960,968	(.09)
Diluted EPS income available to common	$10,276,467	16,860,107	$.61

For the six months ended June 30, 2005
Basic EPS income available to common shareholders	$5,456,577	13,656,918	$.40

Effect of dilutive securities:
Warrants issued	—	1,653,561	$(.04)
Diluted EPS income available to common	$5,456,577	15,310,479	$.36

13.	STOCK OPTIONS AND WARRANTS

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

FAS-123R permits public companies (and nonpublic companies that used the fair-value method for either recognition or pro forma disclosure under FAS-123) to adopt its requirements using one of the following two methods:

▪
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS-123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS-123 for all awards granted to employees prior to the effective date of FAS-123R that remain unvested on the effective date; or

▪
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

(2) Plan of Operations

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

Item 4. Controls and Procedures

The Company's Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of June 30, 2006) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis and is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no changes in the Company's internal controls or other factors that materially affected, or are likely to materially affect, such controls subsequent to the date of their evaluation.

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

Date: November 27, 2006
AMERICAN DIARY, INC.

	By:	/s/ Leng You-Bin
Leng You-Bin,
Chief Executive Officer and President

By:	/s/ Lui Hua
Lui Hua,
Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer