Form 10-Q/A
period 2006-09-30
AMERICAN DAIRY INC
filed 2007-02-16
CIK 789868

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

EXPLANATORY NOTE

American Dairy, Inc. is filing this Form 10-Q/A to amend certain sections of its Form 10-Q for the three months ended September 30, 2006. We originally filed our Form 10-Q for the three months ended September 30, 2006 (the “Original Filing”) on November 14, 2006. We are amending the Original Filing and the other reports solely to revise Item 2, Management’s Discussion and Analysis, (1) General and (2) Plan of Operation, Item 4., Disclosure Controls and Procedures and the management certificates appearing as Exhibits 31.1, 31.2 and 32 to this amendment. This Form 10-Q/A does not otherwise amend the Original Filing.

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

Product display fees - The Company has entered into a number of agreements with the resellers of its product, whereby the Company pays the reseller an agreed upon amount to display its products. As prescribed by he Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer, the Company has reduced sales by the amounts paid under these agreements for the three and six months ended June 30, 2006 and 2005 these totaled $384,441, $1,119,781, $553,606 and $1,113,694 respectively.

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

The tax holiday resulted in tax savings as follows:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

(1) General

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

Sales revenues increased by $18,338,009 or 128.5% quarter-on-quarter to $32,611,627 for the quarter ended September 30, 2006 compared to the same corresponding quarter in 2005 of $14,273,618. The third quarter's sales revenues represented average monthly sale revenues of $10,870,542 compared to the corresponding quarter in 2005 of $4,757,872, representing an average monthly increase of $6,112,970 or 128.5% compared to the corresponding quarter in 2005. The reasons of the favorable variance in sales revenues for the third quarter ended September 30, 2006 were as follows:

•  Increased popularity of "Feihe" brand in mainland China following the successful advertising campaigns in the previous year and extensive networks of principal agents in 25 provinces of the PRC.

•  Demand was boosted by improved and high quality ingredients for several products such as Ca+Zn, CPP series, the rice powder and nucleotides series, and the markets in the PRC generally accepted these products.

•  An extensive sales network enhances the distribution of Feihe Dairy’s products to difference provinces in northeastern China - the “milk belt”. The Company also increased sales into "top tier" cities in the provinces of China.

•  Increase in sales quantities of several major products such as milk powder with nucleotides series, rice powder, CPP series and Ca+Zn in the third quarter of 2006 compared to the corresponding quarter in 2005 by approximately 688%, 82%, 115% and 202%, respectively.

•  Increase in overall sales quantity by 3,818,818 kilograms or 101 quarter-on-quarter to 7,609,888 kilograms for the quarter ended September 30, 2006 compared to the same corresponding quarter in 2005 of 3,791,070 kilograms.

•  The dairy milk scandal in China in 2003 and 2004 and the resulting strict control over dairy producers' quality and ingredients drove many unscrupulous dairy producers and their tainted dairy products out of the market. Consumers concentrated on dairy products produced by such reputable dairy producers and Feihe Dairy.

•  Increasing awareness by households through the nationwide campaign to destroy fake milk powder that has been found to contain traces of harmful ingredients. Such campaigns had resulted in most households only purchasing branded products, such as the Feihe brand.

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

Sales increased by $42,190,620 or 99.4% from $42,424,253 for the nine months ended September 30, 2005 to $84,614,873 for the nine months ended September 30, 2006. The first nine months sales revenues represented average monthly sale revenues of $9,401,653 compared to the corresponding nine months in 2005 of $4,713,806. The reasons for the favorable variance in sales revenues for the nine months ended September 30, 2006 were as follows:

•  Increased popularity of "Feihe" brand in mainland China following the successful advertising campaigns in the previous year and extensive networks of principal agents in 25 provinces of the PRC.

•  Demand was boosted by improved and high quality ingredients for several products such as Ca+Zn, CPP series, and nucleotides series, and the markets in the PRC generally accepted these products.

•  Increase in sales quantities of several major products such as milk powder with Ca+Zn series, CPP Series, nucleotides series, and rice powder in the first nine months of 2006 compared to the corresponding period in 2005 by approximately 92%, 75%, 316%, and 56%, respectively.

•  Extensive sales network enhances the distribution of Feihe Dairy's products to different provinces in the northeastern part of China - the "milk belt". It not only enhanced the popularity of 'Feihe' trademark, but also promoted the Feihe's products to remote areas in China.

•  Increase in overall sales quantity by 8,570,021 kilograms or 75% period-on-period to 19,975,357 kilograms for the nine months ended September 30, 2006 compared to the same corresponding period of 11,405,336 kilograms in 2005.

•  The dairy milk scandal in China in 2003 and 2004 and the resulting strict control over dairy producers' quality and ingredients drove many unscrupulous dairy producers and their tainted dairy products out of the market. Consumers concentrated on dairy products produced by such reputable dairy producers and Feihe Dairy.

•  Increasing awareness by households through the nationwide campaign to destroy fake milk powder that has been found to contain traces of harmful ingredients. Such campaigns had resulted in most households only purchasing branded products, such as the Feihe brand.

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

Item 4. Controls and Procedures

The Company's Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of September 30, 2006) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis and is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. In connection with their evaluation, the Certifying Officers also have indicated that there were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 and that materially affected, or are likely to materially affect, such internal control.

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

American Dairy, Inc.

Date: February 15, 2007	By:	/s/ Leng You-Bin
Leng You-Bin, Chief Executive Officer and President

By:	/s/ Lui Hua
Lui Hua, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer