Form 10-Q/A
period 2006-09-30
AMERICAN DAIRY INC
filed 2007-02-26
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 2)

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

American Dairy, Inc.

Date: February 23, 2007	By:	/s/ Leng You-Bin
Leng You-Bin, Chief Executive Officer and President

By:	/s/ Lui Hua
Lui Hua, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer