Form 10-K
period 2006-12-31
AMERICAN DAIRY INC
filed 2007-04-02
CIK 789868

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
OF 1934 for the fiscal year ended December 31, 2006

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

Registrant’s telephone number, including area code: 011-0452-4312688

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
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter closing price: $34,187,947

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: the number of shares of the registrant’s common stock outstanding as of March 29, 2007 was 15,881,070 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

ii

iii

PART I

Item 1. Business.

General

American Dairy, Inc was incorporated under the corporate laws of the State of Utah on December 31, 1985, originally with the corporate name of Gaslight, Inc. It was inactive until March 30, 1988 when it changed its corporate name to Lazarus Industries, Inc. and engaged in the business of manufacturing and marketing medical devices. This line of business was discontinued in 1991, and it became a non-operating public company shell.

Effective May 7, 2003, American Dairy completed the acquisition of 100% of the issued and outstanding capital stock of American Flying Crane Corporation (formerly called American Dairy Holdings, Inc.) (“AFC”), a Delaware corporation. As a result, AFC become a wholly-owned subsidiary of American Dairy. In addition, American Dairy amended its Articles of Incorporation to change its name to “American Dairy, Inc.” and completed a one-for-nineteen (1-for-19) reverse split of its Common Stock. For financial reporting purposes, this transaction was treated as a recapitalization of American Flying Crane and the historical figures prior to May 7, 2003 represent the activities of American Flying Crane.

AFC holds 100% of the issued and outstanding capital of Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”) in The People’s Republic of China. The principal activity of Feihe Dairy is the production and distribution of milk powder and other dairy products. Feihe Dairy has one wholly-owned subsidiary, BaiQuan Feihe Dairy Co., Limited, that is engaged in the production and supply of processed milk and soybean products for Feihe Dairy, and has a 95%-owned subsidiary Beijing Feihe Biotechnology Scientific and Commercial Co., which is the marketing company for Feihe Dairy.

American Dairy purchased all of the outstanding capital stock of AFC from its stockholders in exchange for 9,650,000 restricted shares (post-split) of the common stock of American Dairy. In addition to the shares issued as consideration for the merger, at the time of the closing, AFC paid a dividend in the approximate amount of $860,000 to its sole shareholder as an adjustment for the significant increase in value in AFC which occurred between the signing of the agreement and the closing. Holders of approximately 66% of the outstanding common stock of American Dairy approved the following:

1. an amendment to the Articles of Incorporation of American Dairy to change its corporate name to “American Dairy, Inc.”;

2. a one-for-nineteen (1-for-19) reverse split of the Common Stock of American Dairy; and

3. the establishment of its 2003 Stock Incentive Plan covering 3,000,000 shares of Common Stock for its key employees, including officers, employees, directors and consultants.

American Dairy also has three other wholly-owned subsidiaries, Lang Fang FeiHe, Gan Han FeiHe and Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (the third of which was originally formed to develop and operate a walnut processing plant).

Current Corporate Structure

The following chart reflects the current corporate structure of the American Dairy entities:

ADY

100%	100%	100%	100%

Lang Fang FeiHe	Gan Nan FeiHe	American Flying Crane	Shanxi Feidesantai

100%

Heilongjang FeiHe Dairy

100%	95%	5% Leng You-Bin

Bai Quan FeiHe	Beijing FeiHe

Heilongjiang Feihe Dairy Co., Limited and Other Subsidiaries

Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”) and its subsidiaries are companies organized under the laws of The People’s Republic of China.

The history of Feihe Dairy commenced in 1962 when its predecessor, Heilongjiang Zhaoguang Hongguang Dairy Plants (“Hongguang Dairy Plant”) was established as a wholly - owned State Enterprise, whose principal activities were the production and distribution of powdered milk in China. The Hongguang Dairy Plant was located at Zhaoguang Livestock Farm of Zhaoguang Agro-Cultivated Bureau, its production capability was five tons a day and its main sales territory was Shangdong Province.

In 1982, Heilongjiang Zhaoguang Dairy Plants (“Zhaoguang Dairy”), another State Enterprise, was established at Zhaoguang Plantation near BeiAn City. In 1984, Hongguang Dairy Plants and Zhaoguang Dairy were merged into Heilongjiang Zhaoguang Dairy Plants. The State continued to retain ownership of the merged Heilongjiang Zhaoguang Dairy Plants.

In 1997, the merged Heilongjiang Zhaoguang Dairy Plants was further reorganized and its name changed to Heilongjiang Feihe Dairy Group Limited. In February 2000, Heilongjiang Feihe Dairy Group Limited completed its registered capital restructuring to become a private company with registered capital of $894,226.

In March 2001, the restructured Heilongjiang Feihe Dairy Group Limited changed its name to its present name of Heilongjiang Feihe Dairy Co., Limited and acquired all of the fixed assets (including land use rights, plant and equipment and factory buildings) of Kedong Gongmu Dairy Plants. Heilongjiang Sanhao Dairy Co., Limited (“Sanhao Dairy”) was incorporated on March 28, 2001 with registered capital of $433,110. Feihe Dairy owned 99% of Sanhao Dairy and Fu Man Guo held the remaining 1% in trust for Feihe Dairy. Under a Sale and Purchase Agreement dated February 6, 2001 between Feihe Dairy and Kedong County Economic Committee, Feihe Dairy agreed to acquire all the fixed assets including land use rights from Kedong Gongmu Dairy Plants at a consideration of $364,269. Following the incorporation of Sanhao Dairy, Feihe Dairy, as its contribution towards the registered capital, injected all the fixed assets from Kedong Gongmu Dairy Plants, except for its land uses rights to 47,640 square meters of land, into Sanhao Dairy, plus cash of $68,841.

In August 2001, Feihe Dairy’s new production facilities in Kedong County commenced production of milk powder.

During 2004, American Dairy merged Sanhao Dairy into BaiQuan Feihe Dairy Co., Limited and consolidated their operations.

During April 2004, American Dairy established a 60% owned subsidiary called Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (“Shanxi Feihesantai”), a limited liability company registered in Shanxi Province in The People’s Republic of China. The remaining 40% owner of Shanxi Feihesantai was Licheng Santai Technology Enterprises Limited, an unaffiliated company. During the third quarter of 2006, American Dairy entered into an agreement to purchase the additional 40% interest in Shanxi Feihesantai from Licheng Santai. The purchase was completed in the fourth quarter of 2006. The business of Shanxi Feihesantai is the production and distribution of walnut power and other walnut products.

During June 2005, American Dairy purchased a milk powder processing facility from Nutricia Nutritionals Co. of Heilongjiang Province for $7,300,000 and its inventory for $130,000. American Dairy also acquired 19 milk collection stations in this transaction.

On June 15, 2006, the Company formed Langfang Feihe Dairy Company Limited (“Langfang Feihe”) as a wholly owned subsidiary of American Dairy. Langfang has a registered capital of $15,000,000. Langfang Feihe was formed to own dairy facilities which are now being constructed.

On March 22, 2006, the Company formed GanHan Feihe Dairy Company Limited (“GanHan Feihe”) as a wholly-owned subsidiary of American Dairy. GanHan Feihe has a registered capital of 40,000,000 RMB ($5,000,000). GanHan Feihe was also formed to own dairy facilities which are now being constructed.

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

Soybean Powder

Soybean Powder is an auxiliary product to our milk powders and represents a low fat, high calcium alternative to cow’s milk, particularly for seniors.

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

Raw Milk Processing

American Dairy believes that through purchasing raw milk locally and employing minimal processing techniques, we are able to preserve the fresh taste of milk. The industry standard for the time it takes for raw milk to be converted to milk powder is approximately 48 hours. Most large regional dairies, we believe, process raw milk which may be three to four days old. Milk processed by conventional farms for sale to regional dairies is typically stored at the farm for a minimum of two days, commonly spends a full day in transit to the dairy facility, and is only processed the following day.

However, American Dairy’s standard is to process the raw milk within 24-36 hours after milking, depending upon the time of day the raw milk is delivered to us. Within this time, the milk is chilled, transported, separated, sterilized and spray-dried. The raw milk is first received from milk collection centers. Fully enclosed, stainless-steel vacuum milking machines are used to receive the raw milk. Once received, the raw milk will no longer have any contact with air and is immediately processed with refrigeration equipment that cools the raw milk within three seconds to about 4° Celsius. The raw milk is then stored in air-tight tanks in preparation for advanced processes, which include milk fat separation, sterilization and spray-drying.

American Dairy’s milk is not homogenized. During homogenization, pressurized milk is forced through openings smaller than the size of the fat globules present in milk, breaking them into smaller particles. Thus treated, the milk fat remains suspended and does not separate out in the form of cream. American Dairy believes that this process adversely affects the taste and feel of milk. In addition, American Dairy’s milk is pasteurized at the lowest temperatures allowed by law to avoid imparting a cooked flavor to the milk. When the milk is clarified and the butterfat removed to yield cream and skim milk, a process of cold separation is used, rather than the more commonly employed hot separation which we believe adversely affects the flavor of the milk.

Dairy Product Processing

American Dairy’s products are made in small batches using minimal processing techniques to maintain freshness and allow maximum flavor and nutrition retention. They are made with wholesome ingredients. No chemicals or additives are employed. Because they are produced locally, our dairy products arrive to consumers in American Dairy’s marketing area sooner after production than most other dairy products. To assure product quality, the beginning of each production run is sampled for flavor, aroma, texture and appearance. In addition, inspectors conduct spot-checks for bacteria and butterfat content in its products, as well as sanitary conditions in its facilities.

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

Kedong II

American Dairy began building a new milk powder processing plant during 2004 in close proximity to its Sanhao Dairy plant in Kedong County. We acquired the land use rights to this location for $400,966 and entered into a construction contract to build the new plant for approximately $4,200,000 (Rmb. 34,866,000). This plant has a capacity of 300 tons per day.

Numico

American Dairy holds the land use rights and buildings of this milk powder plant in Heilongjiang Province, including milk powder processing equipment located at this plant which it purchased in 2005 from Nutricia Nutritionals Co., Ltd. We also have 19 milk collection stations for the collection of raw milk to supply the processing plant. This milk powder plant is capable of processing approximately 8,100 tons of raw milk per month into approximately 1,620 tons of milk powder per month and has a capacity of 270 tons per day.

The combined capacity of all of these existing plants is approximately 720 tons per day. The existing production facilities of American Dairy employ approximately 578 total production personnel.

Processing and Packaging Plants under Development

Feihe Gannan Processing Plant Construction Project. The milk processing plant constructed by this project is to be situated on 300,000 square meters of land with facilities occupying 60,000 square meters. The project is being carried out in two phases. Construction on the first phase was completed in December 2006 with machinery and equipment being installed in the first quarter of 2007. Phase one focuses on the infrastructure of the facilities and is set to begin its milk processing operations by the end of 2007. After phase one is complete, the facility is expected to be able to process at least 300 tons of fresh milk and will be equipped to allow for the expansion of its operations. The second phase is scheduled to begin in 2008, and we plan to have it completed by the end of 2009. Phase two will focus on the improvement and expansion of the facility in order to increase production and lower costs. This phase is expected to cost approximately $28 million.

The production equipment is being manufactured and provided to us by a Germany-based company, which is one of the world’s leading process engineering and equipment manufacturers. Thus far, we have paid this company $2 million to begin production of the milking equipment and other equipment including fillers, product tanks, pasteurizers, and storage. The project costs also include acquiring supplies and licenses, etc.

As planned, the facility will be able to process at least 300 tons of fresh milk by the end of the first phase in 2007, and will process at least 1,000 tons of fresh milk by the end of 2009. To date, we have used approximately $10 million of our existing cash to fund the Gannan Processing Plant.

Langfang Flying Crane Construction Project. We believe that once fully developed and constructed, the Langfang Flying Crane construction project will be one of China’s biggest milk powder packaging plants. As planned, the facility will have an initial production rate of 35,000 tons of milk powder in tin containers. The plant has been substantially completed so the facilities are expected to be ready to begin packaging operations in 2007.

The facility has workshops, storehouses and equipment which will allow for expansion. We believe that production at the plant can grow to at least 50,000 tons. The total cost is expected to be approximately $15 million. To date, approximately $5 million has been spent on construction and the installation of the equipment.

All aspects of production of American Dairy’s products are based on traditional practices designed to yield premium quality and wholesome and superior tasting foods. Because of the consistent quality of the milk powder products of American Dairy, it was awarded an ISO9002 quality Assurance Certificate in October 2000. In accordance with the requirements of ISO9002, American Dairy established a “Quality Assurance Handbook” that provides standardized requirements and procedures regarding the purchase of raw milk, its milk processing systems, storage and packaging standards, the distribution of its products, and employee training.

Walnut Powder Operations

American Dairy produces and distributes walnut powder and other walnut products through its subsidiary, Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited. The plant was completed and began operations during October 2005.

Soy Bean and Rice Cereal

American Dairy also produces soy bean powder and rice cereal which each comprised 3% of sales during the fiscal year ended December 31, 2006.

Product Sales

The following table reflects the sales of the five principal products of American Dairy during the fiscal years ended December 31, 2006 and 2005:

	2006			2005

	Quantity		% of	Quantity		% of	Variance
Product name	(Kg)	Amount	sales	(Kg)	Amount	sales	(Kg)

CPP series	7,467,289	$37,524,523	30%	4,503,308	$24,700,822	35%	2,963,981
Nucleotides series	3,857,615	34,921,188	28%	1,094,676	11,017,136	16%	2,762,939
Ca+Zn series	9,788,881	27,040,611	21%	4,722,624	13,348,008	19%	5,066,257
Rice cereal	913,927	3,898,860	3%	2,664,230	7,319,683	11%	(1,750,303)
Soybean series	2,096,727	3,604,251	3%	1,781,052	3,065,612	4%	315,675

Total	24,124,439	106,989,433	85%	14,765,890	59,451,261	85%	9,358,549
Others	5,000,857	18,546,443	15%	2,582,741	10,372,650	15%	2,418,116

	29,125,296	125,535,876	100%	17,348,631	69,823,911	100%	11,776,665

Less:
Slotting Fees		(2,736,685)			(1,800,008)

	29,125,296	$122,799,191		17,348,631	$68,023,903		11,776,665

Product Distribution

Currently, FeiHe’s products are sold in stores nationwide in China except in Hong Kong SAR, Macau SAR and Taiwan. The company has a distribution team working out of its headquarters and coordinating a network of over 300 dealers or representatives in key provinces across China. The dealers, in turn, each hire one or two secondary agents who assist in the distribution process, including inventory management, product sales and service and payments. Dealer agents display and sell our products in specially designated areas in stores.

Generally, product is delivered only after receipt of payment from the dealer. Dealers have new agreements each year which specify sales targets and territories among other provisions. We seek to expand the number of key provinces served by our dealer network as part of our growth strategy and ultimately to establish a distribution system based upon local production at local dairies. American Dairy distributed its products to over 25 provinces in China during 2006.

Customers

No customers of American Dairy equaled or exceeded 10% of its sales during the years ended December 31, 2006, 2005 or 2004, except that one customer, Heilongjiang Changxin Dairy, represented approximately 15% of sales during 2005.

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

During each of the fiscal years ended December 31, 2004, 2005 and 2006, we spent less than $10,000 per year on research and development and all of such amount was paid in compensation to our six quality control technicians described above.

Growth Strategy

The market for dairy products in China is growing rapidly. Our growth strategy involves capturing as much of this market as possible while it is in this rapid growth phase. This includes plans to acquire additional grazing rights and collection stations to secure our supply of raw milk and to acquire or construct additional processing and distribution facilities. We believe that our milk powder products enjoy a reputation for high quality among those familiar with them. We believe that this reputation has spread principally by word-of-mouth and also as a result of favorable press coverage. We have also increased our marketing efforts through national television. Pursuant to our marketing plan, we will seek to build upon our products’ reputation and create strong brand identities, making our products more widely recognizable.

We will seek to extend the distribution of our products to contiguous markets with high population concentrations. If we can successfully implement our growth strategy, we will also seek to enter other markets through joint ventures, licensing or other arrangements with local dairy farms which we believe would benefit significantly from selling their raw milk to newly established local dairies that will produce and sell American Dairy brand milk powder products and soybean products in their local markets. The key elements of American Dairy’s growth strategy to reach its goal, include:

* emphasizing local production and distribution of our products, beginning with purchasing raw milk from local farmers, resulting in premium quality milk powder products; and

* increasing regional and national television advertising to better establish the “Feihe” brand name and increase the scope of our market area.

Brand Development and Marketing

American Dairy’s marketing will emphasize the local production and national distribution of our products, which begins with local dairy herds and results in premium quality products to a national market. We believe that American Dairy’s story adds legitimacy to our marketing claim that we produce farm fresh products and helps to instill confidence in consumers as to the purity and wholesomeness of our products.

We also seek to convey this story through the packaging we use for our products. Our products have also received marketing benefits from a considerable volume of favorable press and other publications of mass circulation which has rated our products highly.

American Dairy’s marketing and promotional efforts will continue to include:

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

American Dairy incurred advertising costs of $12,392,655 during fiscal 2006, $3,380,218 during fiscal 2005, and incurred advertising costs of $2,742,257 during fiscal 2004.

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

Regulations at the national, province and county levels are subject to change. To date, compliance with governmental regulations has not had a material impact on American Dairy’s level of capital expenditures, earnings or competitive position, but, because of the evolving nature of such regulations, management is unable to predict the impact such regulation may have in the foreseeable future.

As a manufacturer and distributor of food products, American Dairy is subject to regulations of China’s Agricultural Ministry. This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. It also regulates manufacturing practices, including quality assurance programs, for foods through its current good manufacturing practices regulations, and specifies the standards of identity for certain foods, including the products sold by American Dairy, and prescribes the format and content of many of the products sold by American Dairy, prescribes the format and content of certain nutritional information required to appear on food products labels and approves and regulates claims of health benefits of food products.

In addition, China’s Agricultural Ministry authorizes regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. American Dairy and its products are also subject to province and county regulations through such measures as the licensing of dairy manufacturing facilities, enforcement of standards for its products, inspection of its facilities and regulation of its trade practices in connection with the sale of dairy products.

Employees

As of December 31, 2006, we have approximately 10,000 employees on our payroll. Of these, eight are group administrators, approximately 8,250 are in marketing, approximately 24 provide marketing support, approximately 82 work in our Nutrition Department as consultants and managers, approximately 18 perform administrative functions, including financing, auditing and human resources and approximately 750 are in production, storage and distribution.

Item 1A. Risk Factors.

General

We expect to incur costs related to our planned expansion and growth into new plants and ventures which may not prove to be profitable. Moreover, any delays in our expansion plans could cause our profits to decline and jeopardize our business. We anticipate that our proposed expansion of our milk processing plants may include the construction of new or additional facilities. American Dairy’s cost estimates and projected completion dates for construction of new production facilities may change significantly as the projects progress. In addition, American Dairy’s projects will entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings. A delay in scheduled openings will delay American Dairy’s receipt of increased sales revenues, which, when coupled with the increased costs and expenses of our expansion, could cause a decline in our profits.

Our plans to finance, develop, and expand American Dairy’s milk processing facilities will be subject to the many risks inherent in the rapid expansion of a high growth business enterprise, including unanticipated design, construction, regulatory and operating problems, and the significant risks commonly associated with implementing a marketing strategy in changing and expanding markets. These projects may not become operational within their estimated time frames and budgets as projected at the time American Dairy enters into a particular agreement, or at all. In addition, American Dairy may develop projects as joint ventures in an effort to reduce its financial commitment to individual projects. The significant expenditures required to expand our milk processing plants may not ultimately result in increased profits.

When our future expansion projects become operational, American Dairy will be required to add and train personnel, expand our management information systems and control expenses. If we do not successfully address American Dairy’s increased management needs or are otherwise unable to manage our growth effectively, American Dairy’s operating results could be materially and adversely affected.

Our products may not achieve market acceptance. We are currently selling our products principally in northern China. Achieving market acceptance for American Dairy’s products, particularly in new markets, will require substantial marketing efforts and the expenditure of significant funds. There is substantial risk that any new markets may not accept or be as receptive to our products. Market acceptance of our current and proposed products will depend, in large part, upon our ability to inform potential customers that the distinctive characteristics of our products make them superior to competitive products and justify their pricing. Our current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products. Lack of market acceptance would limit our revenues and profitability.

Changing consumer preferences make demand for our products unpredictable. American Dairy is subject to changing consumer preferences and nutritional and health-related concerns. Our business could be affected by certain consumer concerns about dairy products, such as the fat, cholesterol, calorie, sodium and lactose content or contamination of such products. A significant percentage of customers in China are lactose intolerant, and may therefore prefer other beverages. American Dairy could become subject to increased competition from companies whose products or marketing strategies address these consumer concerns more effectively.

Adverse medical research relating to milk and demand for milk could decrease the demand for our products. Periodically, medical and other studies are released and announcements by medical and other groups are made which raise concerns over the healthfulness of cow’s milk in the human diet. A study may be published or an announcement made concerning the healthfulness of cow’s milk which may result in a decrease in demand for dairy products in China.

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

Possible volatility of raw milk costs makes our operating results difficult to predict, and a steep cost increase could cause our profits to diminish significantly. The current policy of China since the mid-1990s has focused on moving the industry in a more market-oriented direction. These reforms have resulted in the potential for greater price volatility relative to past periods, as prices are more responsive to the fundamental supply and demand aspects of the market. These changes in China’s dairy policy could increase the risk of price volatility in the dairy industry, making our net income difficult to predict. Also, if prices are allowed to escalate sharply, our costs will rise which will lead to a decrease in profits.

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

The milk business is highly competitive and, therefore, we face substantial competition in connection with the marketing and sale of our products. In general, milk products are price sensitive and affected by many factors beyond our control, including changes in consumer tastes, fluctuating commodity prices and changes in supply due to weather, production, feed costs and natural disasters. Our products compete with other premium quality dairy brands as well as less expensive, non-premium brands. American Dairy’s milk faces competition from non-premium milk producers distributing milk in our marketing area and other milk producers packaging their milk in glass bottles and other special packaging which serve portions of our marketing area. Most of our competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than American Dairy, and have products that have gained wide customer acceptance in the marketplace. The largest competitors of American Dairy are state-owned dairies owned by the government of China. Large foreign milk companies have also entered the milk industry in China. The greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to advertising claims by American Dairy. The milk industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. We may be unable to compete successfully or our competitors may develop products which have superior qualities or gain wider market acceptance than ours.

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

As we increase the scale of our operations, we may be unable to maintain the level of quality we currently attain by producing our products in small batches. Our products are manufactured in small batches with milk from the farms of local farmers. We may be unable to maintain the quality of our dairy products at increased levels of production. Increased production levels may cause American Dairy to modify its current manufacturing methods and will necessitate the use of milk from other additional sources. A decline in the quality of our products could damage American Dairy’s business, operations and finances.

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

Extensive regulation of the food processing and distribution industry in China could increase our expenses resulting in reduced profits. American Dairy is subject to extensive regulation by China’s Agricultural Ministry, and by other county and local authorities in jurisdictions in which its products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of our products. Applicable laws and regulations governing our products may include nutritional labeling and serving size requirements. Our processing facilities and products are subject to periodic inspection by national, county and local authorities. We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to our operations. Nevertheless, we may fall out of substantial compliance with current laws and regulations or may be unable to comply with any future laws and regulations. To the extent that new regulations are adopted, American Dairy will be required to conform its activities in order to comply with such regulations. Our failure to comply with applicable laws and regulations could subject American Dairy to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and finances.

The Chinese currency, “Renminbi”, is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support our business operations in the future. We rely on the Chinese government’s foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. We receive substantially all of our revenues in Renminbi, which is not freely convertible into other foreign currencies. In China, the government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government. This type of heavy regulation by the Chinese government of foreign currency exchange restricts certain of our business operations and a change in any of these government policies, or any other, could further negatively impact our operations which could result in a loss of profits.

Fluctuations in the exchange rate between the Chinese currency and the United States dollar could adversely affect our operating results. The functional currency of our operations in China is “Renminbi”. However, results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could cause our profits, and therefore our stock prices, to decline.

In order for our China subsidiaries to pay dividends to American Dairy, a conversion of Renminbi into US dollars is required which, if we were not allowed to do by the Chinese government, would cause an interruption in our operating cash flow. Under current Chinese law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of American Dairy to meet its cash needs and to pay dividends to its shareholders. Although, our subsidiaries’ classification as wholly-owned foreign enterprises (“WOFEs”) under Chinese law permits them to declare dividends and repatriate their funds to American Dairy in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to American Dairy would in turn prevent payments of dividends to our shareholders.

Dividends paid to American Dairy, as the U.S. parent company, would be subject to U.S. corporate income tax. American Dairy has not accrued any tax liability associated with the possible payment of dividends to the U.S. parent company. Such a tax would be an added expense appearing on our balance sheet which would reduce our net income.

Lack of bank deposit insurance puts our funds at risk of loss from bank foreclosures or insolvencies. American Dairy maintains certain bank accounts in China that are not insured and are not protected by FDIC insurance or other insurance. As of December 31, 2006, American Dairy held $37,126,918 in bank accounts in China. If a Chinese bank holding our funds experienced insolvency, it may not permit us to withdraw our funds which would result in a loss of such funds and reduction of our net assets.

Limited and uncertain trademark protection in China makes the ownership and use of our trademark uncertain. American Dairy has obtained trademark registrations for the use of our tradename “Feihe”, which has been registered with the Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products. We believe our trademark is important to the establishment of consumer recognition of our products. However, due to uncertainties in Chinese trademark law, the protection afforded by our trademark may be less than we currently expect and may, in fact, be insufficient. Moreover even if it is sufficient, in the event it is challenged or infringed, we may not have the financial resources to defend it against any challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademark could have a material adverse effect on our business, operations and finances.

Our lack of patent protection could permit our competitors to copy our trade secrets and formulae and thus gain a competitive advantage. American Dairy has no patents covering our products or production processes, and we expect to rely principally on know-how and the confidentiality of our formulae and production processes for our products and our flavoring formulae in producing competitive product lines. Any breach of confidentiality by our executives or employees having access to our formulae could result in our competitors gaining access to such formulae. The ensuing competitive disadvantage could reduce our revenues and our profits.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may”, “expect”, “plans”, “intends”, “anticipate”, “believe”, “estimate” and “continue” or similar words and are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. American Dairy believes that it is important to communicate our future expectations to our investors. However, there may be events in the future that American Dairy is not able to accurately predict or control. The factors listed above in the section captioned “Risk Factors”, as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause American Dairy’s actual results to differ materially from the expectations American Dairy describes in our forward-looking statements. Before you invest in the common stock, you should be aware that the occurrence of the events described as risk factors and elsewhere in this Annual Report on Form 10-K could have a material adverse effect on our business, operating results and financial condition.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

The principal executives of American Dairy are located at C-16 Shin Chen International Building, No. 10, Jui-shen Road. Zho Yan Chu, Beijing, The People’s Republic of China. The building was acquired during 2003 at a purchase price of $1,200,861.

American Dairy presently operates milk powder processing plants and also rice, soy beans and walnut processing facilities, and various warehouses in northern China, known as Feihe Dairy, Sanhao Dairy and BaiQuan Dairy.

In December 2005, American completed the construction of a new walnut powder production plant in Shenyang in northeast China and a new milk powder production facility in Kedong County, Heilongjiang Province.

During 2005, American Dairy also acquired from Nutricia Nutritionals Co., Ltd. of Heilongjiang of the land use rights and buildings of its Numico milk powder plant in Heilongjiang Province in the PRC and all of its milk powder processing equipment located at the plant. American Dairy also acquired approximately 19 milk collection stations for the collection of raw milk to supply the processing plant.

In January 2006, American Dairy entered into an agreement with the government of Gannan County in Heilongjiang Province, PRC, to build a new milk processing plant. The first phase of the plant was completed in December 2006. The plant is situated on approximately 300,000 square meters of land. In connection with its agreement to construct the plant, the government also agreed to subsidize local farmers for the initial costs of acquiring up to 200,000 milk cows to increase the local production of milk.

In 2006, American Dairy also substantially completed phase one of its Langfang Flying Crane construction project which is expected to be one of China’s biggest milk powder packaging plants. This project is also being constructed in two phases. As planned, the facility will have an initial production rate of 35,000 tons of milk powder in tin containers. The facilities are expected to be ready to begin packaging operations in 2007. The facility has workshops, storehouses and equipment which will allow for expansion. We believe that production at the plant can grow to at least 50,000 tons following completion of phase two.

There is no private ownership of land in the PRC; all land ownership is held by the government of the PRC, its agencies and collectives. Land use rights are obtained from the government for period ranging from 50 to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee.

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

Item 4. Submission of Matters to a Vote of Security Holders

American Dairy held its 2006 annual meeting of stockholders on December 28, 2006. At this meeting, the stockholders elected James Lewis and re-elected Leng You-Bin, Liu Hua, Kevin Likeng Tseng, Tracy Lee/Lee Hui Lan and Kirk G. Downing to serve as directors of the company.

Shares were voted at the meeting as follows:

	Shares Voted
Directors	For Director	Withheld	Percentage For

Leng You-Bin	12,620,388	79,572	99.4

Liu Hua	12,620,388	79,572	99.4

Kevin Likeng Tseng	3,636,757	9,055,453	28.7

Tracy Lee/Lee Hui Lan	12,522,327	177,633	98.6

Kirk Gordon Downing	12,697,965	1,995	99.9

James Lewis	12,697,965	1,995	99.9

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

American Dairy is authorized to issue 50,000,000 shares of Common Stock, $.001 par value per share. At December 31, 2006, there were 15,831,820 shares of common stock issued and outstanding that were held by approximately 600 stockholders of record.

Common Stock

Holders of common stock are entitled to one vote for each share held on all matters voted upon by stockholders, including the election of directors. The holders of common stock have no preemptive rights to purchase or subscribe for any stock of American Dairy now or hereafter authorized or for securities convertible into such stock. All of the outstanding shares of common stock are fully paid and nonassessable. Upon any liquidation of American Dairy, the holders of common stock are entitled to share ratably in assets available for distribution to stockholders. Holders of common stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as the Board of Directors may from time to time determine.

Shareholders are not entitled to cumulative voting rights, and accordingly, the holders of a majority of the voting power of the shares voting for the election of directors can elect the entire class of directors to be elected each year if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any person as a director of such class.

Dividend Restrictions

American Dairy has not declared or paid any dividends on its common stock and presently does not expect to declare or pay any such dividends in the foreseeable future. America Dairy has not yet formulated a future dividend policy in the event restrictions on its ability to pay dividends are created. Payment of dividends to our shareholders would require payment of dividends by our China subsidiaries to American Dairy. This, in turn, would require a conversion of Renminbi into US dollars and repatriation of funds to the US. Under current Chinese law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of American Dairy to meet its cash needs, and to pay dividends to its shareholders. Although, our subsidiaries’ classification as wholly - owned foreign enterprises (“WOFEs”) under Chinese law permits them to declare dividends and repatriate their funds to American Dairy in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to American Dairy would in turn prevent payments of dividends to our shareholders.

Transfer Agent and Registrar

The transfer agent and registrar for American Dairy is Interwest Transfer Company, 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117-5148; telephone (801) 272-9294.

Market for Common Stock.

The following table sets forth the range of high and low closing bid prices per share of the Common Stock (former trading symbol ADIY) of American Dairy until April 18, 2005 (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions), and reflects closing sale prices of the Common Stock of American Dairy on the NYSE Archipelago Exchange (ArcaEx) (present trading symbol ADY) from April 18, 2005 through December 31, 2006.

	High Closing	Low Closing
	Bid Prices	Bid Prices

Year Ended December 31, 2004:
1st Quarter	$2.00	$2.00
2nd Quarter	$3.00	$2.00
3rd Quarter	$3.90	$2.50
4th Quarter	$5.02	$3.30

Year Ended December 31, 2005:
1st Quarter	$5.00	$4.35
2nd Quarter (1)	$6.90	$5.35
3rd Quarter	$8.35	$6.30
4th Quarter	$8.00	$5.25

Year Ended December 31, 2006:
1st Quarter	$18.10	$6.65
2nd Quarter	$17.03	$11.11
3rd Quarter	$13.95	$11.95
4th Quarter	$20.90	$13.55

(1) On April 18, 2005, the Common Stock of American Dairy ceased trading on the NASD Electronic Bulletin Board over-the-counter market (OTC-BB), and trading of its Common Stock commenced on the NYSE Archipelago Exchange (ArcaEx).

Compensation Plan. American Dairy has a 2003 Incentive Plan that authorizes the issuance of up to 3,000,000 shares of its Common Stock for stock options, SAR’s and stock bonuses to its directors, officers, employees and consultants. As of December 31, 2006, stock option and warrant awards have been made under the Plan as follows:

Performance Graph

The following graph compares the annual cumulative total shareholder return on an investment on December 31, 2001 of $100 in our common stock with the annual cumulative total return on the same investment in the Russell 2000 Index and the Nasdaq Composite for each of the last five fiscal years.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

Sale of Unregistered Securities. During the three months ended December 31, 2005, American Dairy sold shares of its restricted Common Stock that were not registered under the Securities Act of 1933, as described below:

During the three months ended December 31, 2006, warrants to purchase 888,455 shares of common stock of American Dairy were exercised for $1,416,788, in reliance upon Section 4(2) under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of American Dairy for the years ended December 31, 2006, 2005 and 2004. The data are derived from our audited consolidated financial statements revised to reflect the reclassification of certain items. The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes, appearing in elsewhere in this report.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Revenues	$122,799,000	$68,024,000	$37,416,000
Cost of goods sold	$70,221,000	$38,716,000	$18,007,000
Distribution expenses	$29,398,000	$16,743,000	$13,486,000
General and administrative	$5,219,000	$2,483,000	$1,313,000
Depreciation	$266,000	$161,000	$55,000
Other income	$3,410,000	$2,221,000	$1,489,000
Gain on disposal of assets	$—	$9,000	$1,000
Interest expense	$1,197,000	$523,000	$49,000
Net income	$19,908,000	$11,630,000	$6,258,000
Other comprehensive income	$1,111,000	$605,000	$—
Total comprehensive income	$21,020,000	$12,235,000	$6,258,000
Basic net income per share	$1.35	$.83	$.52
Weighted average basic shares outstanding	14,756,000	13,931,000	12,077,000
Diluted net income per common share	$1.14	$.74	$.47
Weighted average diluted shares outstanding	18,056,000	16,057,000	13,456,000

Summarized unaudited quarterly financial data for 2006 and 2005 are as follows:

	March 31,	June 30,	September 30,	December 31,	Fiscal Year
	2006	2006	2006	2006	2006

Total revenues	$25,893,000	$26,110,028	$32,611,627	$38,184,536	$122,799,191
Gross profit	$11,908,000	$9,997,007	$15,236,726	$15,456,435	$52,578,168
Gross Margin:	46%	38%	47%	40%	43%
Net income	$4,764,000	$5,261,967	$5,528,239	$4,354,075	$19,908,281
Net earnings per common share:
Basic	$0.34	$0.36	$0.37	$0.28	$1.35
Diluted	$0.29	$0.31	$0.32	$0.22	$1.14

	March 31,	June 30,	September 30,	December 31,	Fiscal Year
	2005	2005	2005	2005	2005

Total revenues	$13,560,731	$14,589,807	$14,273,618	$25,599,747	$68,023,903
Gross profit	$6,263,478	$6,996,110	$6,744,356	$9,304,064	$29,308,008
Net income	$2,632,757	$2,823,250	$2,178,699	$3,994,723	$11,629,429
Gross Margin:	46%	48%	47%	36%	43%

Net earnings per common share:
Basic	$0.19	$0.21	$0.16	$0.27	$0.83
Diluted	$0.17	$0.18	$0.14	$0.25	$0.74

*Effective July 1, 2005 slotting fees paid by American Dairy previously reported as expenses have been reclassified as a reduction of revenues. The above schedule reflects a reclassifying entry for prior periods to conform to this presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

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

Plan of Operation

We perceive that the dairy industry in China is experiencing rapid growth with demand outpacing supply. We further believe that this growth presents a window of opportunity for American Dairy to capture as much of this growing market as possible while it is in this growth phase. We must increase output of our milk products to meet this demand and capture market share. We must act quickly to secure our supply of raw milk by acquiring additional milking rights and collection stations and expand our production and distribution capacity to handle the additional volume. This involves the acquisition or construction of additional processing and distribution facilities and further increases in our marketing efforts. It is important for American Dairy’s future that we concentrate our current efforts on this expansion.

Our expansion strategy will require the continued retention and investment of our earnings from operations as well as additional funding from private debt and equity financing. We currently have sufficient cash to fund our operations for the next twelve months with bank credit facilities available to cover any unforeseen shortfall. However, in order to effect our planned expansion, we will require additional funding in the approximate amount of $76 million. Of this amount, we plan to use approximately $16 million for the Lang Fang Distribution Plant and approximately $40 million for the Feihe Gannan Processing Plant (both of which are discussed in greater detail below). On October 3, 2006, we closed an offering of $18.2 million of 7.75% Convertible Notes the terms of which are discussed in greater detail under “Liquidity and Capital Resources.” We have not yet determined exactly how much of our existing cash we will utilize for our expansion strategy going forward, but we will require a significant amount of additional external funding. Of the additional funding, we anticipate that the majority of it will come from private investors and that we will continue to renew our bank credit facilities for short-term needs. (See “Liquidity and Capital Resources.”)

We anticipate that the Feihe Gannan Processing Plant construction project will cost approximately $40 million. The milk processing plant constructed by the project is to be situated on 300,000 square meters of land with facilities occupying 60,000 square meters. The project is being carried out in two phases. Construction on the first phase was completed in December 2006 with machinery and equipment being installed in the first quarter of 2007. The total cost for phase one is approximately $15 million. We have spent approximately $5 million on the project for land, construction planning, design and logistical details, waste removal systems, etc. Other costs include piping (hardware and controllers), refrigeration systems, facilities which monitor cowshed hygiene as well as related building materials, equipment and labor. Phase one focuses on the infrastructure of the facilities and is set to begin its milk processing operations by the end of 2007. After phase one is complete, the facility is expected to be able to process at least 300 tons of fresh milk and will be equipped to allow for the expansion of its operations.

The second phase is scheduled to begin in 2008, and we plan to have it completed by the end of 2009. Phase two will focus on the improvement and expansion of the facility in order to increase production and lower costs. This phase is expected to cost approximately $28 million.

The production equipment is being manufactured and provided to us by a Germany-based company, which is one of the world’s leading process engineering and equipment manufacturers. Thus far, we have paid this company $2 million to begin production of the milking equipment and other equipment including fillers, product tanks, pasteurizers, and storage. The project costs also include acquiring supplies and licenses, etc.

As planned, the facility will be able to process at least 300 tons of fresh milk by the end of the first phase in 2007, and will process at least 1,000 tons of fresh milk by 2009. To date, we have used approximately $10 million of our existing cash to fund the Gannan Processing Plant.

We believe that once fully developed and operating, the Langfang Flying Crane Construction Project (LFC) will be one of China’s biggest milk powder packaging plants. As planned, the facility will have an annual production rate of 35,000 tons of milk powder in tin containers. Construction on the project is substantially completed with equipment installed. The facilities are expected to be ready to begin packaging operations in 2007 following testing of all equipment and processes and licensing. The facility has workshops, storehouses and equipment which will allow for expansion. The total cost is expected to be approximately $15 million. To date, approximately $5 million has been spent on construction and the installation of the equipment.

We have considered various options for obtaining the necessary financing to fund our expansion strategy, including the possibility of a Rule 144A offering, among others. At present, we are considering possible sources of private debt and equity placements. We intend to use the proceeds of any such placement for these projects. We cannot, however, be certain that our fundraising efforts will be successful or how much we will actually raise if any. Moreover, the proceeds raised in any private offering may be inadequate to cover any unforeseen costs associated with the construction of these facilities.

In addition to construction of new facilities, we believe that acquisition of existing facilities is a necessary part of our strategy as well. By the acquisition of the Numico plant in late 2005, we were able to increase our processing capacity from 450 tons to 720 tons without waiting for a new plant to be built. Furthermore, in the Numico acquisition, not only did we immediately increase our processing capacity, but we added collecting stations and more grazing/milking rights. As we identify potential acquisition targets, we will consider how best to fund their purchase which will likely take the form of additional private debt or equity offerings.

Results of Operations

The following table sets forth certain operating information regarding American Dairy, including its subsidiaries.

	Years ended December 31,
	2006	2005	2004

Sales	$122,799,000	$68,024,000	$37,416,000
Cost of good sold	$70,221,000	$38,716,000	$18,007,000
Distribution expense	$29,398,000	$16,743,000	$13,486,000
General and administrative	$5,219,000	$2,483,000	$1,313,000
Depreciation	$266,000	$161,000	$55,000
Other income	$3,410,000	$2,221,000	$1,489,000
Gain on disposal of assets	—	$9,000	$1,000
Interest expense	$1,197,000	$523,000	$49,000
Minority interest	—	2,000	—
Income tax (provision) benefit	—	—	262,000
Net Income	$19,908,000	$11,630,000	$6,258,000

Comparison of Years Ended December 31, 2006 and 2005

Net Income. Net income increased by approximately $8,278,000, or 71%, from approximately $11,629,000 for 2005 to approximately $19,908,000 for 2006. This increase in net income is attributable primarily to a 81% increase in sales and, to a lesser extent, a 54% increase in other income, offset in part by (i) an 76% increase in distribution expenses, (iii) an 110% increase in general and administrative expenses, and (iv) a 129% increase in interest expense. Gross profit margin remained constant at 43% in 2006 and 2005.

Sales. Sales increased by approximately $54,775,000, or 81%, from approximately $68,024,000 in 2005 to approximately $122,799,000 in 2006. This increase was due primarily to expanding market areas and adding new value added products.

Sales volume, is reflected in the following table which shows sales volume in kilograms by product for 2006 as compared to 2005:

	2006			2005

Product name	Quantity (Kg)	Amount	% of sales	Quantity (Kg)	Amount	% of sales	Variance (Kg)

CPP series	7,467,289	$37,524,523	30%	4,503,308	$24,700,822	35%	2,963,981
Nucleotides series	3,857,615	34,921,188	28%	1,094,676	11,017,136	16%	2,762,939
Ca+Zn series	9,788,881	27,040,611	21%	4,722,624	13,348,008	19%	5,066,257
Rice cereal	913,927	3,898,860	3%	2,664,230	7,319,683	11%	(1,750,303)
Soybean series	2,096,727	3,604,251	3%	1,781,052	3,065,612	4%	315,675

Total	24,124,439	106,989,433	85%	14,765,890	59,451,261	85%	9,358,549
Others	5,000,857	18,546,443	15%	2,582,741	10,372,650	15%	2,418,116

	29,125,296	125,535,876	100%	17,348,631	69,823,911	100%	11,776,665

Less:
Slotting Fees		(2,736,685)			(1,800,008)

	29,125,296	$122,799,191		17,348,631	$68,023,903		11,776,665

The second component is an increase in the average sales price per kilogram as demonstrated in the table below:

Statistics	2006	2005

Sales revenues	$122,799,000	$68,024,000

Total sales volume (kilograms)	29,125,000	17,211,000

Average selling prices/kilogram	$4.22	$3.92

The increase in average sales price per kilogram, as reflected in the table, is relatively small and is due primarily to the shift in product mix to higher end products rather than an increase in the sales price of individual products. Prices per kilogram actually declined in the three most significant product lines as demonstrated in the following table which reflects the average sales price per kilogram by product for 2006 and 2005 and the percentage change in the sales price per kilogram.

	Average Price Per
	Kilogram		Percentage
Product	2006	2005	Change

CPP series	$5.03	$5.49	(8.4)%
Nucleotides series	$9.05	$10.06	(10.0)%
Ca+Zn series	$2.76	$2.83	(2.5)%
Rice cereal series	$4.27	$2.75	55.3%
Soybean series	$1.72	$1.72	-0-%
Other series	$3.69	$4.02	(8.2)%

The growth in 2006 came primarily from increased sales in (i) ShanDong Province which had sales of $14,083,913 (average selling price per kilogram was $4.70) on 2,998,766 kilograms of product (vs. sales of $6,350,035 in 2005 on 1,455,344 kilograms) and (ii) Henan Province which had sales volume of and sales revenues generated of $13,321,747 (average selling price per kilogram was $4.34) on 3,068,328 kilograms of product vs. sales of $6,272,927 in 2005 on 1,559,791 kilograms, each of such provinces representing 11% of total sales revenues in 2006. The largest portion of sales in 2005 were in Heilongjiang Province which represented 18% of sales in that year.

Sales increases are attributable to the following factors:

• Increased popularity of “Feihe” brand in mainland China following successful advertising campaigns and extensive networks of “principal agents” in 25 provinces which enhance distribution of our products to different provinces in North Eastern China – the “milk belt,” increasing the overall popularity of Feihe branded products but also promoting them in remote areas of China;

• demand boosted by improved and high quality ingredients for several products such as Ca+Zn, CPP and nucleotides series and resulting strong market acceptance of these products;

• the dairy milk industry scandal in China in 2003 and the resulting strict control over dairy producers (quality and ingredient contains) drove many unscrupulous dairy producers and their tainted dairy products out of the market and continues to do so as consumers become more quality-conscious and reject “fake” milk powder or inferior products;

• consumer preferences for dairy products produced by such reputable dairy producers as Feihe Dairy; and

• increase in sales quantities of several high profit margin products as can be seen from the table above (although averages prices per kilogram for these products declined).

Cost of Goods Sold. Cost of goods sold increased $31,505,000, or 81%, from $38,716,000 in 2005 to $70,221,000 in 2006 due primarily to a 65% increase in sales volume and an 87% increase in average per-kilogram factory overhead. These increases were offset somewhat by a 13% decrease in average direct materials cost per kilogram from $2.00 in 2005 to $1.74 in 2006, while direct labor cost per kilogram remained constant at $0.04. The increase in factory overhead resulted primarily from (i) an increase in depreciation charges by $511,675, or 61%, arising from additional plant, machinery and factory buildings as we completed and expanded usage of our new production facilities during 2006 (with our Numico facility becoming fully operational); (ii) a significant $3,487,803, or 937%, increase in utility expenses; and (iii) a $2,181,352, or 370%, increase in packaging and consumables expenses. Utilities included water, electricity, coal and fuel for production. We do not believe that the increase resulted from any significant inflationary pressures on these items but was partly due to additional costs in preparing the test runs of the new milk powder and formula powder production facilities.

Distribution Expenses. Distribution expenses increased approximately $12,655,000, or 76%, from approximately $16,743,000 for the year ended December 31, 2005 to approximately $29,398,000 for the year ended December 31, 2006. The principal reasons for the increase were substantial increases in advertising expense as well as increases in promotional expenses, distribution salaries, and transportation expense which were incurred to expand market areas. Distribution expenses are likely to continue to increase as we continue to expand into other provinces farther from our production base in Kedong County, Heilongjiang Province.

General and Administrative Expenses. General and administrative expenses increased approximately $2,735,000, or 110%, from approximately $2,484,000 for the year ended December 31, 2005 to approximately $5,219,000 for the year ended December 31, 2006. The increase was mainly due to increases in depreciation expenses, education expenses, travel and entertainment, office expenses, union expenses, transportation expenses, bad debts, and staff salaries, as well as an increase in expense for consulting services incurred at the parent company level.

Depreciation Expense. Depreciation expense increased approximately $105,000, or 65%, from approximately $161,000 for the year ended December 31, 2005 to approximately $266,000 for the year ended December 31, 2006. This increase is due primarily to substantial additions of buildings, plant and machinery during 2006.

Interest Expense. Interest expense increased approximately $674,000, or 129%, from approximately $523,000 for the year ended December 31, 2005 to approximately $1,197,000 for the year ended December 31, 2006. This increase was due primarily to interest accrued on additional convertible notes issued in 2006, as well as increases in exchange loss and interest expense arising from additional short-term loans.

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

                     Sales. Revenues increased by $30,608,000 or 82% from $37,416,000 in 2004 to $68,024,000 in 2005. This increase was due primarily to expanding market areas and adding new value added products. Increase in sales is due to the following factors:

          The primary sales component is volume. The following table sales volumes in kilograms by product for 2005 as compared to 2004:

	2005			2004

	Quantity		% of	Quantity		% of	Variance
Product name	(Kg)	Amount	sales	(Kg)	Amount	sales	(Kg)

CPP series	4,503,308	$24,700,822	35%	2,398,579	$12,609,205	34%	2,104,729
Nucleotides series	1,094,676	11,017,136	16%	219,153	2,418,618	6%	875,523
Ca+Zn series	4,722,624	13,348,008	19%	4,719,669	12,682,053	34%	2,955
Rice cereal	2,664,230	7,319,683	11%	—	—	—%	2,664,230
Low fat high calcium	—	—	—%	368,968	973,943	3%	(368,968)
Light powder	—-	—	—%	382,475	684,162	2%	(382,475)
Soybean series	1,781,052	3,065,612	4%	2,199,445	5,570,911	15%	(418,393)

Total	14,765,890	59,451,261	85%	10,288,289	34,938,892	94%	4,477,601
Others	2,582,741	10,372,650	15%	3,190,356	2,477,331	6%	(607,615)

	17,348,631	69,823,911	100%	13,478,645	37,416,223	100%	3,869,986

Less:
Slotting Fees		(1,800,008)

	17,348,631	$68,023,903		13,478,645	$37,416,223		3,869,986

          The second component is an increase in the average sales price per kilogram as demonstrated below:

	2005	2004

Sales revenues	$68,024,000	$37,416,000

Total sales volume (kilograms)	17,210,752	13,478,645

Average selling prices/kilogram	$3.95	$2.78

          This increase in average sales price per kilogram is due primarily to the shift in product mix to higher end products rather than an increase in the sales price of individual products.

          The following table reflects the average sales price by kilogram by product for 2005 and 2004 and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram		Percentage
Product	2005	2004	Change

Ca+Zn series	$2.83	$2.69	5%
CPP series	$5.49	$5.26	4%
Soybean series	$1.79	$2.53	(32)%
Nucleotides series	$10.06	$11.04	(9)%
Other series	$4.24	$1.08	315%

          The growth came primarily from increased sales in the Heilong Jiang Provence which had sales of $21,400,000 in 2005 on 5,794,840 kilograms of product vs. sales of $3,513,985 on 1,754,068 kilograms of product during 2004.

The above sales and price increases are attributable to the following factors:

          Increased popularity of “Feihe” brand in mainland China following the successful advertising campaigns in the previous year and extensive networks of Agencies in 25 provinces;

          Demand boosted by improved and high quality ingredients for several products such as Ca+Zn, CPP series, and nucleotides series and resulting market acceptance of these products;

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

          Distribution Expenses. Distribution expenses for the year ended December 31, 2005 were $16,743,000, an increase of $3,257,000 or 24% from the prior year’s distribution expenses of $13,486,000. The principal reasons for the increase were substantial increases in advertising expense, promotional expenses, distribution salaries, and transportation expense which were incurred to expand market areas.

          General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2005 were $2,483,000, an increase of $1,170,000 or 89% from the prior year’s general and administrative expenses of $1,313,000. The principal reason for the increase was mainly due to increases in depreciation expenses, education expenses, entertainment, office expenses, union expenses, transportation expenses, bad debts, and staff salaries, as well as an increase in expense for consulting services incurred at the parent company level.

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

Liquidity and Capital Resources

Operating Activities. Net cash flows provided by operating activities for the year ended December 31, 2006 was approximately $8,842,000 compared with net cash flows provided by operating activities of approximately $7,927,000 for the year ended December 31, 2005. This increase of approximately 12% was attributable primarily to an increase in depreciation and compensation expense from the issuance of stock and warrants.

In addition, while our overall inventories increased approximately $4,291,000, or 45% from $9,622,000 at December 31, 2005 to $13,914,000 at December 31, 2006, our inventories of raw materials increased by approximately 92% during that period. Our raw materials consist of demineralized whey powder (DWP) and raw milk. The increase was primarily due to increased production capacity as compared to the prior year-end and the addition of the rice cereal series product line during 2006. In addition, whey powder is imported from Europe and its prices have continued to rise, and domestically, raw milk prices also continue to rise.

Sale of Stock - During the fiscal year ended December 31, 2006, American Dairy realized $2,006,855 from the sale of common stock for cash, $3,195,000 from the conversion of an outstanding convertible note into common stock and issued shares for services valued at $1,262,625.

On October 3, 2006, we closed an offering of $18.2 million of 7.75% Convertible Notes together with warrants to purchase approximately 251,000 shares of our common stock that bear interest at 7.75% per annum for a term of three years, payable at maturity in shares of common stock. Under the terms of the financing, the notes are convertible, and the warrants exercisable, into the Company’s common shares at $14.50 per share, subject to certain conditions. We anticipate that we have adequate working capital for the next twelve months. However, we may wish to borrow additional amounts or sell our common stock to realize additional funds in order to expand and grow our

		Payments due by period

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$23,755,722	$5,103,197	$18,390,538	$190,538	$71,449

Purchase obligation for building acquisition	—	—	—	—	—

Purchase obligations for land use rights	$276,802	$6,251	$12,502	$12,502	$245,547

Purchase obligations for advertising contracts	$1,582,844	$1,582,844	—	—	—

Total	$25,561,368	$6,638,292	$18,403,040	$203,040	$316,996

operations.

Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months. In the event of an unanticipated shortfall, we have access to a line of credit with the Construction Bank of China to fund our operations. This line of credit was renewed in June 2006.

Our expansion strategy outlined above under “Plan of Operation” will necessitate additional funding most likely through debt or equity financing. In general, the commitment of funds to the acquisition of plant and equipment tends to impair liquidity. However, we believe that because of the upward trend in our revenues in recent years, even if this upward trend levels off, our income from operations coupled with such additional financing should provide sufficient liquidity to meet our needs. As discussed above under “Plan of Operation,” we are considering several possible sources of private funding in the form of one or more debt or equity placements. We have received loans from our Chief Executive Officer in the past in order to satisfy cash flow needs. However, we do not view this as a necessary or meaningful source of liquidity going forward.

Working Capital - At December 31, 2006, the Company had working capital of approximately $28,805,000.

Contractual Obligations - As of December 31, 2006, the Company had the following contractual obligations: American Dairy has credit facilities in place with an aggregate limit of which are provided by three branches of the China Construction Bank and details of which are as follows:

Lender:	Qi Qihaer Branch of China Construction Bank

Credit Limit:	Approximately $3 million ( ¥ 25 million RMB)

Interest Rate:	5.3625% monthly
Conditions:	The rate holds the line before the release of the first loan.
Maturity Date:	July 5, 2007

Lender:	Qi Qihaer Branch of China Construction Bank

Credit Limit:	Approximately $2 million ( ¥ 15 million RMB)
Interest Rate:	5.115% monthly
Conditions:	The rate holds the line before the release of the first loan.
Maturity Date:	February 28, 2007

Lender:	Keshang Branch of China Construction Bank (Kedong County Branch of Agricultural Development Bank of China)

Credit Limit:	Approximately $4 million ( ¥ 30 million RMB)
Interest Rate:	5.85% annually
Conditions:	The starting date of actual loan term is counted from the date of borrower’s first time drawing funds.
Maturity Date:	July 26, 2007

Critical Accounting Policies

Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consulting with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

In preparing our consolidated financial statements and related disclosures, we must use estimates in determining the economic useful lives of our assets, the fair values used to determine possible asset impairment charges, provisions for uncollectible accounts receivable, exposures under contractual indemnifications and various other recorded or disclosed amounts. However, we believe that certain accounting policies are of more significance in our consolidated financial statement preparation process than others, which policies are discussed below. See also Note 3 to the consolidated financial statements for a summary of our significant accounting policies.

Estimates of Allowances for Bad Debts - We must periodically review its trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances.

Estimate of the useful lives of property and equipment - We must estimate the useful lives and proper salvage values of property and equipment. We must also review it property and equipment for possible impairment or obsolescence.

Inventory - We must determine whether it has any obsolete or impaired inventory. Please refer to the Notes to the financial statements included elsewhere in this filing for a more complete listing of all of the Company’s critical accounting policies.

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS 149 had no impact on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Instruments with Characteristics of Both Debt and Equity” (SFAS 150). SFAS 150 requires liability classification for three types of instruments: 1) Mandatory redeemable shares that obligate the company to deliver cash or other assets to shareholders on fixed or determinable dates; 2) Freestanding written put options and forward purchase contracts on a company’s own shares that obligate the company to deliver cash or other assets, and 3) Contracts that obligate a company to issue its own shares in amounts that are unrelated to, or inversely related to, the value of the shares. The adoption of SFAS 150 had no impact on the Company’s financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued a revision of SFAS No. 123 “Share-Based Payment” (SFAS 123). SFAS 123 establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

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

SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and No. 140”, SFAS No. 156 “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”, SFAS No. 157 “Fair Value Measurement”, SFAS 158 “Employer’s Accounting for Defined Benefit and Other Postretirement Plans”, and FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” were recently issued. SFAS No. 152, 155, 156, and 158 have no current applicability to the Company and have no significant effect on the consolidated financial statements.

Management is currently assessing the effect, if any, that the adoption of SFAS 157 and SFAS 159 will have on the reporting of future operations.

In June of 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting and reporting of uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation will be effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect this Interpretation will have on the reporting of future operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 is effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

All of the operations of American Dairy are conducted in The People’s Republic of China (the “PRC”), and the Renminbi is the national currency in which its operations are conducted. American Dairy has not utilized any derivative financial instruments or any other financial instruments, nor does it utilize any derivative commodity instruments in its operations, nor any similar market sensitive instruments.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC foreign currency conversion policies which may change at any time. The exchange rate at December 31, 2006, was approximately 7.8 Renminbi to 1 U.S. dollar, and the exchange rate is currently permitted to float within a very limited range. See Item 1A - Risks of Doing Business in China.

Item 8. Financial Statements and Supplementary Data

Please see the accompanying Financial Statements attached hereto beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of American Dairy.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and the Company’s Principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1943, Rule 13a-15(e) and 15d-15(e)) as of December 31, 2006, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. In connection with their evaluation, the certifying officers identified no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2006 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers and directors of American Dairy. All officers serve at the pleasure of the Board of Directors. Directors serve until the election and qualification of their successors.

Name	Age	Position

Leng You-Bin	37	Chairman, Chief Executive Officer and President
Liu Hua	34	Chief Financial Officer, Secretary, Treasurer and Director
Liu Sheng-Hui	36	Director
Hui-Lan Lee	57	Director
Kirk G. Downing	53	Director
James C. Lewis, Esq.	54	Director

Leng You-Bin has been the Chairman, Chief Executive Officer, President, and General Manager of American Dairy since May 7, 2003. From January 2002 to May 2003, he was the Chief Executive Officer and President of American Flying Crane. He is responsible for the overall strategic planning, management and business development of Feihe Dairy. Mr. Leng has been in the dairy industry for more than 13 years. He obtained his Bachelor of Science degree in Food Engineering from Northeast Agriculture University, China. From 1989 to 1997, Mr. Leng acted as technician, deputy director and director of ZhaoGuang Dairy Plants, the predecessor of Feihe Dairy. From 1997 to 2002, Mr. Leng was the General Manager of Feihe Dairy. He became the Chairman and General Manager in 2000. He has researched and patented the “liver protection milk powder” (GanBao Milk Powder).

Liu Hua has been the Chief Financial Officer, Secretary, Treasurer and a director of American Dairy since May 7, 2003, and was the Financial Officer of Feihe Dairy from November 2000 to May 2003. From June 1998 to November 2000, he was the Chief Executive Officer of Shenzhen Cima Limited, a financial consulting company. From January 1996 to June 1998, he was Chief Executive Officer of Shensheng Jiajing Inc., a trading company. From September 1993 to January 1996, he was the Chief Executive Officer of Zhengzhou Huacheng Limited, also a trading company. Mr. Liu received a degree in finance and economics from Xian Traffic University in 1993 and from Shenzhen University in 1997.

Liu Sheng-Hui has been a director of American Dairy since May 7, 2003. He also serves as Chief Financial Officer of Feihe Dairy where he is responsible for the overall financial planning and management of Feihe Dairy. He joined Feihe Dairy in 1992. He was Chief Financial Officer and a director of American Flying Crane from January 2000 to May 2003, and previously of Feihe Dairy from September 1998 to January 2000. He graduated from Northeast Agriculture University with a Bachelor of Agriculture in 1992 and received another Bachelor of Agriculture from Agriculture University in 1994.

Hui-Lan Lee (also known as “Tracy Lee”) has been a director of American Dairy since June 2003. She served as Vice President and Director of Income Tax Compliance of Countrywide Home Loans, Inc. from April 2003 to April 2006 and, since April 2006, as its Vice President of Financial Reporting. She was the Tax Manager of Watson Pharmaceuticals, Inc. from October 26, 1996 to March 2003. From 1979 to 1996, Ms. Lee was employed by major Fortune 500 companies including The Flying Tiger Line Inc. (a Tiger International Company), Quotron Systems, Inc. (a subsidiary of the Citigroup, Inc.) and Lear Siegler, Inc. in various management positions. Ms. Lee holds a Master of Science degree in Taxation from Golden Gate University, and a Master of Business Administration degree from Indiana University.

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

Mr. Lewis was elected to our board of directors in December 2006. He is an attorney and has been practicing law in the state of Utah since 1979. Mr. Lewis is currently a partner in the firm of Lewis, Hansen, Waldo & Pleshe, Salt Lake City, Utah. From 2000 to 2002, he was a member of the firm of Jones, Waldo, Holbrook & McDonough, Salt Lake City, Utah. From 1997 to 2000, he was a partner in the firm of Lewis Law Offices, where he concentrated his practice in the areas of litigation, corporate, commercial and real estate law. Mr. Lewis was a partner in the firm of Diumenti & Lewis from 1993-1997. From 1987 to 1992, he was a partner in the firm of Lewis & Lehman. From 1979 to 1985, he was an attorney with Kruse, Landa & Maycock, where he concentrated his practice in corporate and transactional law. During the past few years, Mr. Lewis has been involved in the private development of a number of real estate projects and other development stage ventures. Mr. Lewis graduated from the University of Utah in 1976 with an undergraduate degree in psychology, and from the University of San Diego in 1979 with a juris doctorate degree. He is currently a principal owner of 3Star Technology, Inc., a closely-held technology venture. Mr. Lewis serves on the board of two non-profit corporations, Odyssey House, and the Summit County Chapter of Habitat for Humanity.

Director Independence

The Board of Directors has determined that Hui-lan Lee, Kirk Downing and James C. Lewis, are each an independent director under the general guidelines for determining director independence of the NYSE Arca and the rules of the SEC.

Indemnification

Pursuant to the Certificate of Incorporation, as amended, and By-laws of American Dairy, the officers and directors of American Dairy will be indemnified to the fullest extent allowed under Utah law for claims brought against them in their capacities as officers or directors. American Dairy is in the process of obtaining directors and officers liability insurance. Indemnification will not be provided if the officer or director does not act in good faith and in a manner reasonably believed to be in the best interests of American Dairy, or, with respect to any criminal proceedings, if the officer or director had no reasonable cause to believe his conduct was lawful. Accordingly, indemnification may be sought for liabilities arising under the Securities Act of 1933. Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, officers and controlling persons, American Dairy has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and may, therefore, be unenforceable.

Board Committees

Audit Committee

The board’s audit committee consists of Kirk G. Downing, James C. Lewis and Hui-Lan Lee.

The Audit Committee operates under a written charter adopted by the Audit Committee and the Board of Directors. A copy of the Audit Committee Charter is attached hereto as Appendix A. The charter may also be accessed at our website at http://www.americandairyinc.com. The Audit Committee reviews the scope and results of the annual audits, receives reports from our independent public accountants, and reports the committee’s findings to the Board of Directors. As more fully described in the Audit Committee Charter, the Audit Committee is responsible for assisting the Board of Directors with oversight of:

•	the integrity of the Company’s financial statements;

•	the Company’s systems of disclosure and internal control regarding finance, accounting, legal compliance and ethics that management and the Board have established;

•	the Company’s compliance with legal and regulatory requirements;

•

the qualifications and independence of the independent accountants retained by the Company for the purpose of preparing or issuing an audit report or performing other audit, review or attest services; and

•	the performance of the auditors and of the Company’s internal audit function;

The Audit Committee has the direct authority and responsibility to select, evaluate and, where appropriate, replace the independent auditors.

Compensation and Executive Personnel Committee

The Compensation and Executive Personnel Committee consists of Leng You-Bin, James C. Lewis and Hui-Lan Lee. The Charter of our Compensation Committee is available on our website at http://www.americandairyinc.com. The purpose of the Compensation and Executive Committee is:

•	to discharge the Board’s responsibilities relating to compensation of those officers of the Company whose salaries are required by the Company Bylaws to be fixed by the Board;

•	to produce a report on executive compensation annually for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations, and

•	to perform the other duties specified in this Charter.

The Compensation and Executive Personnel Committee also administers our 2003 Incentive Stock Plan.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee consists of Liu Hua, Hui-Lan Lee and Leng You-Bin. The primary purposes of the Nominating/Corporate Governance Committee are:

•	to identify and recommend to the Board individuals qualified to serve as directors of the Company;

•	to advise the Board with respect to Board composition and procedures;

•	to develop and recommend to the Board on an ongoing basis Corporate Governance Guidelines applicable to the Company;

•	to advise the Board with respect to corporate governance matters;

•	and to oversee the evaluation of the Board.

The Nominating/Corporate Governance Committee has adopted a charter and a copy is available on our website at http://www.americandairyinc.com. Our Board has determined that all of its members are not independent under the general guidelines for determining director independence of the NYSE Arca listing standards. NYSE Arca rules do not require that all of the members of the Nominating/Corporate Governance Committee be independent because we are a listed domestic issuer of which more than 50% of the voting power is held by an individual.

The committee has not established any specific minimum qualifications that must be met for recommendation for a position on the Board of Directors. Instead, in considering candidates for director, the nominating committee will generally consider candidates from all sources, including shareholders. In evaluating potential candidates from all sources, the committee considers all relevant factors, including among others the candidate’s applicable expertise and demonstrated excellence in his or her field, the usefulness of such expertise to American Dairy, the availability of the candidate to devote sufficient time and attention to the affairs of American Dairy, the candidate’s reputation for personal integrity and ethics and the candidate’s ability to exercise sound business judgment. Other relevant factors, including diversity, age and skills, will also be considered. Candidates for director are reviewed in the context of the existing membership of the Board (including the qualities and skills of the existing directors), the operating requirements of the Company and the long-term interests of its shareholders.

Executive Committee

The Executive Committee consists of Liu Sheng-Hui, Liu Hua and Leng You-Bin. The primary duties and responsibilities of the Executive Committee are:

•	The approval of any action for which the Utah General Corporation Law also requires shareholders’ approval or approval of the outstanding shares;

•	The filling of vacancies on the Board or in any committee;

•	The fixing of compensation of the directors for serving on the Board or on any committee;

•	The amendment or repeal of Bylaws or the adoption of new Bylaws;

•	The amendment or repeal of any resolution of the Board which by its express terms is not so amendable or repealable;

•	A distribution to the shareholders of the Company except at a rate or in a periodic amount or within a price range determined by the Board; and

•	The appointment of other committees of the Board or the members thereof.

The Finance Committee

The Finance Committee consists of Liu Hua, Hui-Lan Lee and James C. Lewis. The Committee has the following duties and responsibilities:

•	Review the financial planning process of the Company and the subsidiaries of the Company;

•	Review at least annually the financial structure of the Company and the subsidiaries of the Company;

•	Review at least annually the investment outlook for the Company and the subsidiaries of the Company; and

•	Perform such additional functions as are necessary or prudent to fulfill the Committee’s duties and responsibilities.

Item 11. Executive Compensation

The officers and directors of American Dairy received compensation during the three fiscal years ended December 31, 2006, as follows:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Leng You-Bin	2004	$6,884	$45,000					$51,884
Director, Chief	2005	$9,000	$27,405					$36,405
Executive Officer	2006	$9,000	$79,345					$88,345
and President

Roger Liu	2004	—	$21,000					$21,000
Chief Financial	2005	—	$89,840					$89,840
Officer, Principal	2006	—	$79,345					$79,345
Accounting and
Financial Officer,
Secretary and
Treasurer

No other executive officer received compensation in excess of $100,000 during the specified periods.

Compensation Discussion and Analysis

Our board of directors and the Compensation Committee will evaluate individual executive performance with a goal of setting compensation at levels which will be based on their general business and industry knowledge and experience and comparable with executives in other companies of similar size and stage of development, while taking into account our relative performance and our own strategic goals. We also plan to conduct an annual review of the aggregate level of our executive compensation as part of the annual budget review and annual performance review processes, which include determining the operating metrics and non-financial elements used to measure our performance and to compensate our executive officers. This review will be based on our knowledge of how other similarly situated companies measure their executive performance and on the key operating metrics that are critical in our effort to increase the value of our company.

Our Compensation Committee’s goals in regards to executive compensation are primarily to recruit, hire, retain, motivate and reward the most talented executives possible by providing annual, short-term, and long-term compensation incentives to achieve our specified performance objectives, and to create long-term value for our shareholders. We intend to align the interests of key executives with our shareholders by implementing compensation plans that tie a substantial portion of executives’ overall compensation to key strategic, operational and financial goals such as achievement of budgeted levels of revenues and EBITDA, and other non-financial goals that the board of directors may deem important.

So far, executive compensation will consist of the following:

Base Salary: We will determine our executive salaries based on job responsibilities and individual experience and also benchmark the amounts we pay against comparable competitive market compensation for similar positions within similar industries. Our Compensation Committee will review the salaries of our executives annually and our Compensation Committee will grant increases in salaries based on individual performance during the prior calendar year and cost of living adjustments, as appropriate. The board of directors has approved a cash compensation package for each of our Chief Executive Officer and Chief Financial Officer of $200,000 for services rendered in 2007.

Incentives/Equity: Stocks, options and other incentives will be determined after we evaluate and work with a compensation consultant as described in greater detail below. We also plan to consider 401(k) plans, time off allocation, bonuses, and other compensation along with the above.

We plan to work with a compensation consultant to determine the best way to increase shareholder value and the most appropriate elements of compensation.

We are in the process of reexamining the structure of our management compensation program. We are looking to the compensation programs of similarly situated companies and considering other factors such as performance, length of service, peer evaluations, subjective and objective reviews, and examination of other similarly situated companies.

Our Compensation Committee intends to seek the assistance of Compensation Consultants in order to determine the best way to allocate total compensation between cash and equity based on benchmarking to the peer group, while considering the balance between short and long-term incentives. Our Compensation Committee expects to continue to compensate our executive officers in a range of between the 50th and the 75th percentile of the compensation amounts provided to executives at comparable companies. We hope to depend on compensation consultants to assist us with information regarding market data for executive compensation in similar industries and situations.

Employment Agreements

American Dairy presently has no written employment agreements with its officers or key employees, but plans to enter into such agreements in the future.

Board Compensation

American Dairy plans to provide its non-management directors, if any, a competitive directors’ compensation package comparable to programs offered by similarly situated corporations. This compensation will likely include equity compensation. We awarded our outside directors shares of stock for their service as directors during 2006 as follows Mr. Downing: 7,750 shares; Mr. Liu: 7,750; Ms. Lee: 7,750.

Benefit Plans

American Dairy does not have any profit sharing plan or similar plans for the benefit of its officers, directors or employees. However, American Dairy reserves the right to establish any such plans in the future. Certain employees of our subsidiaries have pension and healthcare benefits through plans offered by such subsidiaries.

Incentive Stock Plan

Effective April 1, 2003, American Dairy adopted and approved its 2003 Incentive Stock Plan which reserves 3,000,000 shares of common stock for issuance under the plan. The plan allows us to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses which may be subject to restrictions. During 2006, we granted to employees, consultants and management a total of 103,370 shares of common stock under the plan. Mr. Leng You-Bin and Mr. Liu Hua are the members of the Committee that administers the Plan.

Mr. Leng You-Bin and Mr. Liu Hua are the members of the Committee that administers the Plan.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires American Dairy’s executive officers and directors, and persons who beneficially own more than ten percent (10%) of its equity securities, to file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish American Dairy with copies of all Section 16(a) forms they file.

Based on its review of the copies of such forms received by it, American Dairy believes that during the year ended December 31, 2006, all such filing requirements applicable to its officers, directors and 10% owners of its Common Stock were complied with.

Limited Liability and Indemnification

Section 16-10a-840 of the Utah Revised Business Corporation Act (the “URBC”) requires directors and officers to perform their duties in good faith and with the care that an ordinary person would exercise under similar circumstances in a manner reasonably believed to be in the best interest of the corporation. A director or officer of a corporation is not liable to the corporation, its shareholders or others for any action taken or any failure to act as an officer or director unless he has breached or failed or failed to perform his duties as described above and the breach or failure to perform constitutes gross negligence, wilful misconduct, or intentional infliction of harm on the corporation or its shareholders.

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

Section 16-10a-902 of the URBC permits a Utah corporation to indemnify directors made a party to a proceeding because he is or was a director if (i) his conduct was in, or not opposed to, the corporation’s best interest; and (ii) he reasonably believed his conduct was in, or not opposed to, the corporation’s best interests; and (iii) in the case of a criminal proceeding, he had no reasonable cause to believe his conduct was unlawful. However, a Utah corporation may not indemnify a director if he was adjudged liable to the corporation, or if he was adjudged liable on the basis that he derived an improper personal benefit; and such indemnification in any action brought by the corporation is limited to reasonable expenses incurred in connection with the proceedings.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the beneficial ownership of American Dairy’s shares of common stock by directors and officers of American Dairy, and by each person known to American Dairy to be a beneficial owner of five percent (5%) or more of its outstanding common stock as of December 31, 2006.

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Outstanding Common Stock

Leng You-Bin(1)	8,881,135		62.8%
Liu Hua(1)	19,000		*
Hui-Lan Lee(1)	23,000		*
Liu Sheng-Hui(1)	269,576		1.8
James C. Lewis(1)	27,000	(2)	*
Kirk Downing(1)	4,900		*
Pike Capital Partners LP/ Pike Capital Partners (QP) LP 275 Madison Avenue Suite 418 New York, NY 10016	2,331,519	(3)	16.7%
Charles Hung (4)	182,165		1.7%
American Eastern Group, Inc.(4)	400,000	(5)	6.1%
American Eastern Securities, Inc.(4)	157,947	(5)	5.8%
All executive officers and directors as a group (6 persons)	9,224,611		67.5%

*	Less than 1%.

(1) The address for this beneficial owner is c/o American Dairy, Inc., C-16 ShinChen International Bldg., No. 10, Jiu-shen Road, Zho Yan Chu, Beijing, The People’s Republic of China.

(2) Mr. Lewis holds such shares jointly with his spouse.

(3) Includes 250,000 shares underlying warrants and 575,000 shares receivable on conversion of principal and interest on notes. 12.19% of these shares are held in the name of Pike Capital Partners (QP) LP, and 87.81% are held in the name of Pike Capital Partners LP. Dan Pike is a principal of both Pike Capital Partners LP and Pike Capital Partners (QP) LP and has voting and dispositive power over the listed shares for both entities.

(4) The address for each of Mr. Hung and these two entities is 865 S. Figueroa Street, #3340, Los Angeles CA 90017. Mr. Hung is a principal of both American Eastern Group, Inc. and American Eastern Securities, Inc. and has voting and dispositive power over all of the listed shares in addition to those held in his name.

(5) Includes warrants to purchase 323,982 shares of the common stock of American Dairy.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pike Capital Partners LP together with its affiliate Pike Capital Partners (QP) LP beneficially own in excess of 5% of our issued and outstanding common stock. We have entered into the following transactions with Pike Capital Partners LP and/or Pike Capital Partners (QP) LP:

Effective April 27, 2005, the Company issued to Pike Capital Partners LP a Series A Convertible Note in the principal amount of $3,000,000 that bears interest at 6 1/2% per annum for a term of one year, which is convertible into the common stock of the Company at $8.00 per share at any time during the term of the note. The sale was made to one accredited institutional investor, as defined by Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended. The offering was made in reliance upon an exemption from registration under Section 4(2) of the Act. During 2006, this note was converted in accordance with its terms into 399,375 shares of the Company’s common stock which were allocated between Pike Capital Partners LP and Pike Capital Partners (QP) LP.

Effective June 30, 2005, the Company issued to Pike Capital Partners LP two of its Series B Convertible Notes in the total principal amount of $5,000,000 that bear interest at 7 1/2% per annum for a term of two years, which are convertible into the common stock of the Company at $10.00 per share at any time during the two-year term of the note. The sale was made to one accredited institutional investor, as defined by Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended. The offering was made in reliance upon an exemption from registration under Section 4(2) of the Act. The entire principal amount plus accrued interest on these notes remain outstanding.

Pike Capital Partners LP and Pike Capital Partners (QP) LP also hold warrants to purchase 575,000 shares of our common stock in the aggregate.

Review, Approval or Ratification of Transactions with Related Persons

Although American Dairy has not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law. Such transactions require the approval of our board of directors.

Corporate Governance

The Board of Directors has determined that Hui-Lan Lee, Kirk Downing and James C. Lewis, are each an independent director under the general guidelines for determining director independence of the NYSE Arca and the rules of the SEC.

Item 14. Principal Accountant Fees and Services

Fees paid to principal accountants are as follows:

Name	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees

Weinberg & Company, P.A for fiscal year ended
December 31, 2004	$8,044	$-0-	$-0-	$-0-
December 31, 2005	$-0-	$-0-	$-0-	$-0-
December 31, 2006	$-0-	$-0-	$-0-	$-0-

Murrell, Hall, McIntosh & Co., PLLP for fiscal year ended
December 31, 2004	$19,000	$1,250	$5,000	$-0-
December 31, 2005	$42,500	$8,900	$5,500	$-0-
December 31, 2006	$167,466	$60,000	$12,824	$-0-

The Audit Committee of the Board of Directors evaluated the scope and cost of the audit for its fiscal year ended December 31, 2006 before our auditor rendered its audit and non-audit services.

Item 15. Exhibits

(a) Reports on Form 8-K None

(b) Exhibits

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2007	AMERICAN DAIRY, INC.

	By:	/s/ Leng You-Bin

Leng You-Bin, Chief Executive
Officer, and President

	By:	/s/ Liu Hua

Liu Hua, Chief Financial Officer,
Principal Accounting and Financial
Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leng You-Bin	March 31, 2007

Leng You-Bin, Director, Chief
Executive Officer and President

/s/ Liu Hua	March 31, 2007

Liu Hua, Director, Chief Financial
Officer, Principal Accounting and
Financial Officer, Secretary and Treasurer

/s/ Liu Sheng-Hui	March 31, 2007

Liu Sheng-Hui, Director

/s/ Hui-Lan Lee	March 31, 2007

Hui-Lan Lee, Director

/s/ Kirk Downing	March 31, 2007

Kirk Downing

/s/ James Lewis	March 31, 2007

James Lewis

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
AMERICAN DAIRY, INC.

We have audited the accompanying consolidated balance sheets of American Dairy, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Dairy, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Murrell, Hall, McIntosh & Co., PLLP

Oklahoma City, Oklahoma
March 28, 2007

AMERICAN DAIRY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Current assets:
Cash	$39,473,910	$12,958,435
Accounts receivable
Trade-net of allowance for bad debts of $322,520 and $309,461, respectively	5,459,760	4,132,931
Employees	433,121	488,413
Other	452,728	1,516,105
Notes receivable	230,179	-
Inventories	13,913,766	9,622,347
Prepaid expenses	664,530	875,031
Advances to suppliers	1,301,935	1,216,172
Other tax refundable	1,365,214	500,892

Total current assets	63,295,143	31,310,326

Property and equipment:
Fixed assets, net of accumulated depreciation	36,981,569	34,685,898
Construction in progress	9,433,148	3,373,833

	46,414,717	38,059,731
Other assets:
Goodwill	1,460,695	-

	1,460,695	-

Total assets	$111,170,555	$69,370,057

See accompanying summary of accounting policies and notes to financial statements.

     AMERICAN DAIRY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

LIABILITIES AND STOCKHOLDERS' EQUITY

	2006	2005
Current liabilities:
Accounts payable and accrued expenses	$13,263,315	$11,855,430
Current portion of long term debt	5,103,197	102,466
Advances from related parties	119,911	932,942
Advances from employees	735,294	947,596
Deferred income	2,145,325	12,073,781
Short-term notes and loans payable	13,122,868	7,323,801

Total current liabilities	34,489,910	33,236,016

Long term debt, net of current portion shown above, net of discount
of $1,715,871 as of December 31, 2006	16,936,654	5,543,517

Minority interest	-	493,500

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 15,831,820 and 14,132,824
shares issued and outstanding at December 31, 2006 and 2005, respectively	15,832	14,133
Additional paid-in capital	17,834,429	9,208,837
Retained earnings	40,177,074	20,268,793
Accumulated other comprehensive income	1,716,656	605,261

Total stockholders' equity	59,743,991	30,097,024

Total liabilities and stockholders' equity	$111,170,555	$69,370,057

See accompanying summary of accounting policies and notes to financial statements.

     AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
SALES	$122,799,191	$68,023,903	$37,416,223
COST OF GOODS SOLD	70,221,023	38,715,895	18,006,918
Gross Profit	52,578,168	29,308,008	19,409,305
OPERATING AND ADMINISTRATIVE
EXPENSES:
Distribution expenses	29,397,910	16,742,578	13,486,232
General and administrative expenses	5,218,526	2,484,039	1,313,358
Depreciation	266,154	161,450	54,419
	34,882,590	19,388,067	14,854,009
Income from operations	17,695,578	9,919,941	4,555,296
OTHER INCOME (EXPENSE):
Refunds of VAT taxes	3,344,635	1,502,127	1,144,060
Other income (expenses)	64,909	718,624	345,707
Gain on disposal of assets	(147)	9,125	693
Interest and finance costs	(1,196,694)	(522,812)	(49,353)
	2,212,703	1,707,064	1,441,107
MINORITY INTEREST	-	2,424	356
INCOME BEFORE INCOME TAXES	19,908,281	11,629,429	5,996,759
(PROVISION FOR) BENEFIT FROM
INCOME TAXES	-	-	261,621
NET INCOME	19,908,281	11,629,429	6,258,380
Other comprehensive income:
Foreign currency translation adjustment	1,111,395	605,261	-
TOTAL COMPREHENSIVE INCOME	$21,019,676	$12,234,690	$6,258,380
BASIC NET INCOME PER COMMON SHARE	$1.35	$0.83	$0.52
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	14,755,576	13,931,006	12,077,085
DILUTED NET INCOME PER COMMON SHARE	$1.14	$0.74	$0.47
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	18,056,143	16,057,073	13,455,700

See accompanying summary of accounting policies and notes to financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	Common Stock				Accumulated
	Number	$0.001	Additional		Other
	of	par	Paid-In	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income	Totals
Balance, December 31, 2003	11,750,970	11,751	3,228,298	2,380,984	-	5,621,033
Shares issued for services	46,000	46	96,554	-	-	96,600
Stock issued for cash	1,759,384	1,759	4,671,147	-	-	4,672,906
Less offering costs	-	-	(476,825)	-	-	(476,825)
Net income for the year ended
December 31, 2004	-	-	-	6,258,380	-	6,258,380
Balance, December 31, 2004	13,556,354	$13,556	$7,519,174	$8,639,364	$-	$16,172,094
Stock issued for cash	428,570	429	749,571	-	-	750,000
Stock issued for services	147,900	148	940,092	-	-	940,240
COMPREHENSIVE INCOME:
Foreign currency translation adjustments	-	-	-	-	605,261	605,261
Net income for the year ended
December 31, 2005	-	-	-	11,629,429	-	11,629,429
Balance, December 31, 2005	14,132,824	$14,133	$9,208,837	$20,268,793	$605,261	$30,097,024
Stock issued for cash	1,196,251	1,197	2,005,658	-	-	2,006,855
Stock issued for services	103,370	103	1,262,522	-	-	1,262,625
Stock issued for note conversion	399,375	399	3,194,601	-	-	3,195,000
Paid in capital for warrant extension	-	-	290,952	-	-	290,952
Warrants issued with convertible notes	-	-	1,871,859	-	-	1,871,859
COMPREHENSIVE INCOME:
Foreign currency translation adjustments	-	-	-	-	1,111,395	1,111,395
Net income for the year ended
December 31, 2006	-	-	-	19,908,281	-	19,908,281
Balance, December 31, 2006	15,831,820	$15,832	$17,834,429	$40,177,074	$1,716,656	$59,743,991

See accompanying summary of accounting policies and notes to financial statements.

     AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,908,281	$11,629,429	$6,258,380
Adjustments to reconcile net income to operating activities -
Depreciation	1,814,064	1,000,596	261,294
Provision for doubtful accounts	13,059	309,461	83,677
Compensation expense for stock issued	1,262,624	940,240	96,600
Compensation expense for warrant extension	290,952	-	-
Interest expense from amortization of loan discount	155,988	-	-
Gain on disposal of assets	(146)	(9,125)	(693)
Changes in assets and liabilities:
(Increase) decrease in -
Accounts and notes receivable	(221,219)	(5,176,111)	537,762
Inventories	(4,291,419)	(4,579,949)	32,073
Prepaid expenses	210,501	(309,962)	672,711
Advances to suppliers	(85,763)	(908,505)	322,559
Other tax refundable	(864,322)	(463,511)	522,563
Increase (decrease) in -
Accounts payable and accrued expenses	1,602,885	3,115,205	2,533,031
Advances from related parties	(813,031)	-	-
Advances from employees	(212,302)	-	-
Deferred income	(9,928,456)	2,379,258	4,826,778
Tax payable	-	-	211,761

Net cash provided by operating activities	8,841,696	7,927,026	16,358,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(10,324,891)	(15,326,899)	(5,241,177)
Payments received (loans made) on note receivable	(230,179)	217,391	-
Disposal of assets	-	23,834	33,816
Deposit on land, building and equipment	-	-	417,678
Acquisition of minority interest	(1,460,695)	-	-
Contributions by (repayments of) minority interest	(493,500)	313,042	180,458
Construction in progress	-	-	(12,685,851)

Net cash used in investing activities	(12,509,265)	(14,772,632)	(17,295,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	13,376,572	8,548,705	1,660,194
Proceeds from long-term debt	19,310,651	5,000,000	-
Repayments of short-term debt	(4,939,564)	(1,466,450)	(1,185,726)
Repayments of long-term debt	(2,554,724)	(70,033)	-
(Repayment of) advance from shareholder	-	(208,639)	232,946
Sale of common stock and capital contribution	3,878,714	750,000	4,672,906
Payment of offering costs	-	-	(476,825)
Purchase obligation (repayment)	-	-	(362,318)

Net cash provided by financing activities	29,071,649	12,553,583	4,541,177

Effect of exchange rate change on cash and cash equivalents	1,111,395	605,261	-

NET INCREASE IN CASH AND EQUIVALENTS	25,404,080	5,707,977	3,604,597

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,958,435	6,645,197	3,040,600

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,473,910	$12,958,435	$6,645,197

See accompanying summary of accounting policies and notes to financial statements.

     AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(Continued)

	2006	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$409,321	$139,985	$37,076

Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the years ended December 31, 2006, 2005, and 2004, the Company issued for services rendered 103,370, 147,900, and 46,000 common shares, valued at $1,262,624, $940,240, and $96,600, respectively.

During 2006 and 2005, construction costs of $2,565,515 and $11,347,000, respectively, were transferred from construction in progress to fixed assets.

During the year ended December 31, 2004, the Company issued 523,305 warrants to underwriters as additional consideration for funds raised in private placements during the year. The exercise price on these warrants ranged from $1.50 per share to $2.70 per share and all had a three year life. The fair market value at the date of issuance of these warrants totaled $862,245. The effect of the issuance is to increase additional paid in capital by the fair value of the warrants issued with an offset to additional paid in capital in the same amount, since offering costs are treated as reductions in additional paid in capital.

During 2004, the net assets of Sanhao Dairy were transferred to Feihe Dairy by way of distribution to members effective July 1, 2004.

During April 2006, holders of $3,000,000 in convertible debt elected to convert their notes plus accrued interest into 399,375 shares of the Company's common stock. The conversion price was $8.00 per share.

During August 2006, the Company modified the terms of certain warrants issued which extended the expiration date and allowed for a cashless exercise. In connection with this transaction, the Company valued these modifications at $290,952 and recognized compensation expense in that amount.

During October 2006, the Company closed an unregistered offering of convertible notes in the aggregate principal amount of $18.2 million, also issuing to debenture holders warrants to purchase approximately 251,000 shares of the Company's common stock at an exercise price of $14.50 per share. In connection with this transaction, loan discount of $1,871,859 has been recognized, with amortization for 2006 of $155,988.

See accompanying summary of accounting policies and notes to financial statements.

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

AFC was incorporated on January 15, 2002 in Delaware, with 50,000,000 authorized shares of common stock at a par value of $0.0001 per share and 10,000 of which authorized shares are currently issued and outstanding. AFC owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”) and Feihe Dairy in turn owns 100% of the registered shares of BaiQuan Feihe Dairy Co. Limited (“BaiQuan Dairy”) and Heilongjiang Sanhao Dairy Co., Limited (“Sanhao Dairy”) which was liquidated into BaiQuan Dairy during 2004, and 95% of Beijing Feihe Biotechnology Scientific and Commercial Co., Limited (Beijing Feihe) with the other 5% being held in trust for the Company. AFC also owns 97% of the registered capital of Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (Shanxi) formed to develop and operating a walnut processing plant.

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

Included in the consolidated financial statements are the following subsidiaries:

o American Flying Crane Corporation
o Langfang Flying Crane Dairy Products Co., Limited
o GanNan Flying Crane Dairy Products Co., Limited
o Heilongjiang Feihe Dairy Co., Limited
o BaiQuan Feihe Dairy Co., Limited
o Beijing Feihe Biotechnology Scientific and Commercial Co., Limited
o Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited

2. BASIS OF PREPARATION OF FINANCIAL STATEMENTS

The Company’s consolidated financial statements include the accounts of American Dairy, Inc., its wholly-owned subsidiaries, AFC, Feihe Dairy, Beijing Feihe, and BaiQuan Feihe and its 97% owned subsidiary, Shanxi Feihe. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

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

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

On December 31, 2002, American Dairy, Inc. (formerly Lazarus Industries Inc.(“Lazarus”)) had 7,485,147 shares issued and outstanding. In preparation for the acquisition of AFC, Lazarus did a 19 to 1 stock split which reduced the shares outstanding by 7,090,994 shares. This was followed by the repurchase of an additional 258,623 shares by Lazarus for $20,000 leaving 135,530 shares outstanding. On May 7, 2003, Lazarus issued 9,650,000 shares of its common stock for the acquisition of 100% of the outstanding stock of AFC.

In accordance with the requirements of SEC Accounting and Disclosure Rules and Practices Appendix B, the May 7, 2003 transaction was treated as a recapitalization of AFC as it was deemed to be the accounting acquirer. Furthermore, in accordance with the requirements of Current Issue and Rulemaking Projects (“CIRP”) T.VI.G-11-98, the historical financial statements prior to the acquisition are those of the accounting acquirer, although (in absence of a name change) they are labeled as those of the issuer. Therefore, for financial reporting purposes, the recapitalized financial statements of AFC were rolled back. As of December 31, 2002, the common shares outstanding include the 9,650,000 shares issued to the AFC shareholders plus the 135,530 shares still owned by the original Lazarus shareholders for a total of 9,785,530 shares.

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

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

statement purposes. Land use rights are being amortized on a straight-line basis over the term of the use agreement. The estimated useful lives for significant property and equipment categories are as follows:

Buildings	33 years
Plant and machinery	20 years
Motor vehicles	9 years
Computers and
equipment	5 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. There were no impairments recorded at December 31, 2006 or during the three years then ended.

DEFERRED REVENUES - Revenue from the sale of goods or services is recognized when goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue.

REVENUE RECOGNITION - Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed. During 2005, one customer represented 15% of sales. No customer represented over 10% of sales in 2006 and 2004.

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

Historically the local currency’s exchange rate had been tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005 the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of December 31, 2006 and 2005, the exchange rate was 7.82 and 8.11 Yuan per US Dollar, respectively.

TAXATION - In accordance with the requirements of Statement of Financial accounting Standards No. 109 “Accounting Form Income Taxes”, deferred tax assets and liabilities are recognized for the future tax

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. For the years ended December 31, 2006, 2005, and 2004, Feihe Dairy enjoyed a 100% tax holiday from enterprise income taxes. Therefore the only timing differences giving rise to deferred income taxes during these periods was the tax effect of the net operating loss carryforward at the parent company level, which was subject to a 100% valuation allowance.

A provision has not been made at December 31, 2006 for U.S. or additional foreign withholding taxes on approximately $25,224,000 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

During 2004, 2005, and 2006, the Kendong County Government had a policy of refunding amounts equal to 50% of the value added tax paid as an economic incentive to support the local economy through the employment the Company provides at its production facilities. These refunds which amounted to $3,344,635, $1,502,127 and $1,144,060 for the fiscal years ended December 31, 2006, 2005, and 2004 respectively are reflected in other income on the financial statements.

PRODUCT DISPLAY FEES - The Company has entered into a number of agreements with the resellers of its products, whereby the Company pays the reseller an agreed upon amount to display its products. As prescribed by the Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer, the Company has reduced sales by the amounts paid under these agreements. For the years ended December 31, 2006, 2005, and 2004 these totaled $2,736,685, $1,800,008 and $1,922,186 respectively.

ADVERTISING COSTS - Advertising costs are charged to operations when incurred. Advertising expense totaled $12,399,138, $3,380,218, and $2,742,257 during the years ended December 31, 2006, 2005, and 2004, respectively.

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

FAIR VALUE OF FINANCIAL STATEMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from staff, notes payable and other payables approximate their fair values as of December 31, 2006 because of the relatively short-term maturity of these instruments.

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

RECLASSIFICATIONS - Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

NEW ACCOUNTING PRONOUNCEMENTS - In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

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

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

4. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of December 31, 2006 the Company held $2,346,992 of cash balances within the United States of which $2,136,992 was in excess of FDIC insurance limits.

Geographic Concentration; Fluctuations in Regional Economic Conditions. Nearly all of American Dairy’s sales are concentrated in China. Accordingly, American Dairy is susceptible to fluctuations in its business caused by adverse economic conditions in this country. American Dairy’s products are priced higher than non-premium quality dairy products. Although American Dairy believes that the quality, freshness, flavor and absence of artificial ingredients in its products compensate for this price differential, there can be no assurance that consumers will be willing to pay more for such products in unfavorable economic conditions, or at all. Difficult economic conditions in other geographic areas into which American Dairy may expand may also adversely affect its business, operations and finances.

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The Company provides credit in the normal course of business. Substantially all customers are located in The People’s Republic of China. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Substantially all of the Company’s fixed assets and operations are located in the Peoples Republic of China.

The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind.

Substantially all of the Company’s profits are generated from operations in mainland China.

Payments of dividends may be subject to some restrictions; therefore in accordance with Rule 504/4.08 (e) (3) of Regulation S-X, the following are condensed parent company only financial statements for the three years ended December 31, 2006.

AMERICAN DAIRY, INC. AND AMERICAN FLYING CRANE
CONDENSED PARENT COMPANY ONLY BALANCE SHEETS
AS OF DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
Current assets:
Cash	$2,346,992	$216,684	$209,347
Accounts receivable, other	1,567	1,567	1,567
Prepaid expenses	20,250	22,500	--

Total current assets	2,368,809	240,751	210,914

Investment in subsidiaries, reported on equity method	82,678,838	40,047,899	18,118,753

Total assets	$85,047,647	$40,288,650	$18,329,667

	2006	2005	2004
Current liabilities:
Accounts payable and accrued expenses	$930,260	$362,153	$138,153
Advances from directors	---	1,829,527	1,091,364
Advances from subsidiaries	2,889,267	--	928,420
Short-term notes and loans payable	5,000,000	3,000,000
Total current liabilities	8,819,527	5,191,680	2,157,937

Long term debt, net of current portion shown above
and discount of $1,715,871 as of December 31, 2006	16,484,129	5,000,000	—

Stockholders’ equity:

Common stock, $.001 par value; 50,000,000 shares
authorized; 15,831,820, 14,132,824, and 13,556,354 shares
issued and outstanding at December 31, 2006, 2005	15,832	14,134	13,558
2006, 2005, and 2004, respectively
Additional paid-in capital	17,834,429	9,208,836	7,519,172
Retained earnings	40,177,074	20,269,000	8,639,000
Accumulated other comprehensive income	1,716,656	605,000	—
Total stockholders’ equity	59,743,991	30,096,970	16,171,730
Total liabilities and stockholders’ equity	$85,047,647	$40,288,650	$18,329,667

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

AMERICAN DAIRY, INC. AND AMERICAN FLYING CRANE
CONDENSED PARENT COMPANY ONLY INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
SALES	$—	$—	$—
OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative expenses	2,487,182	1,448,656	515,149
Other	182,986	69,734	34,990
	2,670,168	1,518,390	550,139
Income from operations	(2,670,168)	(1,518,390)	(550,139)

OTHER INCOME (EXPENSE):
Equity in earnings of unconsolidated subsidiaries	23,551,342	13,434,145	6,877,949
Other income (expenses)	32,099	13,516	(65,871)
Interest and finance costs	(1,004,992)	(299,271)	(3,939)
	22,578,449	13,148,390	6,808,139
INCOME BEFORE INCOME TAXES	19,908,281	11,630,000	6,258,000
(PROVISION FOR) BENEFIT FROM INCOME TAXES
	—	—	—
NET INCOME	$19,908,281	$11,630,000	$6,258,000

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

     AMERICAN DAIRY, INC. AND AMERICAN FLYING CRANE
CONDENSED PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,908,281	$11,630,000	$6,258,000
Adjustments to reconcile net income to operating activities -
Less : Equity in earnings of unconsolidated
subsidiaries	(23,551,342)	(13,434,144)	(6,877,949)
Compensation expense for stock issued	1,262,624	940,240	96,600
Compensation expense for warrant extension	290,952
Interest expense from amortization of loan discount	155,988
Changes in assets and liabilites:
(Increase) decrease in - Accounts and notes receivable	—	--	(1,567)
Prepaid expenses	2,250	(22,500)	113,989
Increase (decrease) in - Accounts payable and accrued
expenses	809,418	224,000	126,153

Net cash (used in) operating activities	(1,121,829)	(662,404)	(284,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	(17,968,159)	(7,890,000)	(5,112,376)
Long-term investment	—	--	(241,890)
Net cash (used in) investing activities	(17,968,159)	(7,890,000)	(5,354,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director	(858,418)	738,162	232,946
Advances from subsidiary	--	(928,422)	714,269
Loan proceeds	20,300,000	8,000,000	—
Loan payments	(2,100,000)
Proceeds from issuance of common stock	3,878,714	750,000	4,196,082

Net cash provided by financing activities	21,220,296	8,559,740	5,143,297

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS	2,130,308	7,336	(495,743)

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD	216,684	209,348	705,091

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,346,992	$216,684	$209,348

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid, net of capitalized amounts	$61,521	$299,271	$3,939
Income taxes paid	$—	$—	$—

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

American Dairy, Inc. and American Flying Crane
Notes to Condensed Parent Company Only Financial Statements

Note 1 - These condensed parent company only financial statements should be read in connection with the American Dairy consolidated financial statements and notes thereto.

Note 2 - Convertible Debt

As of December 31, 2006 the Company had the convertible debt outstanding as described below:

Series B Convertible notes in the amount of $5,000,000, bearing interest at 7.5% per annum, $2,500,000 due on June 30, 2007 and $2,500,000 due on August 14, 2007. These notes are convertible to common stock at a conversion price of $10 per share. The Series B Notes are reflected in current liabilities as of December 31, 2006.

Convertible notes in the amount of $18,200,000, bearing interest at 7.75% per annum, due on October 3, 2009, and convertible at $14.50 per share. Warrants to purchase 251,000 shares of common stock at $14.50 per share were issued to the debt holders. The value of these warrants of $1,871,859 was recorded as a discount to the value of the notes and will be amortized to interest expense over the term of the notes.

As of December 31, 2006 principal payment due by year for the next five years and thereafter on convertible debt is as follows:

Fiscal year ended December 31	Amount
2007	$5,000,000
2008	--
2009	18,200,000
2010	—
2011	—
Thereafter	—
$23,200,000

5. INVENTORIES

Inventories consist of the following as of December 31, 2006 and 2005:

	2006	2005
Raw and partially processed materials	$4,405,270	$3,215,000
Work in progress	329,867	--
Finished goods	9,178,629	6,407,000
	$13,913,766	$9,622,000

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

6. TAX REFUNDABLE

Tax refundable represents valued added tax refundable from the local governments in The People’s Republic of China.

7. TRANSACTIONS WITH RELATED PARTIES

As of December 31, 2006 and 2005 the Company had the following balances due to its officers and directors:

Name	2006	2005
Leng You-bin	$--	$858,000
Other officers and directors	119,911	75,000
	$119,911	$933,000

These balances are non-interest bearing and due on demand.

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

Fixed assets consist of the following as of December 31, 2006 and 2005:

	2006	2005
Buildings	$21,869,643	$19,352,000
Plant and machineries	16,736,439	15,513,000
Motor vehicles	784,823	787,000
Computers and equipment	722,302	392,000
	40,113,207	36,044,000
Less: Accumulated depreciation	(3,131,638)	(1,358,000)
	$36,981,569	$34,686,000

Depreciation expense totaled $1,814,064, $1,001,000, and $261,000, respectively, for the years ended December 31, 2006, 2005, and 2004 of which $1,547,910, $839,146, and $206,875, were included as a component of cost of goods in the respective periods.

AMERICAN DAIRY, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

9. CONSTRUCTION-IN-PROGRESS

The Company had two major construction projects under construction at December 31, 2006 and 2005 as detailed below:

	2006	2005
Feihe Dairy processing facilities	$808,318	$2,868,000
Langfang production factory facilities	5,045,811	--
GanNan production factory facilities	3,579,019	--
Shanxi walnut processing facility	--	506,000
	$9,433,148	$3,374,000

10. ADVANCES FROM EMPLOYEES

Advances from employees represented temporary funding by employees to finance a temporary working capital shortfall experienced by the Company. The advances were unsecured, interest free and repayable within one year.

11. DEFERRED INCOME

Receipts in advance represent advances from customers and for which goods have not been delivered as of the balance sheet date. Receipts in advance for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue.

12. NOTES PAYABLE

Short term notes and loans payable consist of the following as of December 31, 2006 and 2005:

	2006	2005
Note payable to a bank, bearing interest at 6.696% per annum, secured by
plant and machinery, payable in monthly installments	$--	$3,082,000

Series A convertible note, bearing interest at 6.5% per annum, due on April
26, 2006, convertible to common stock at a conversion price of $8.00 per
share	--	3,000,000

Unsecured, non-interest bearing obligation to an unrelated company,
repayable upon demand	1,031,461	995,000

Note payable to a bank, bearing interest at 5.85% per annum, secured by a
loan guarantee, payable with interest upon maturity	3,836,317	--

Note payable to a bank, bearing interest at 5.36% per annum, secured by
loan guarantees, payable with interest upon maturity	3,196,931	--

Note payable to a bank, bearing interest at 0.51% per month, secured by a
loan guarantee, payable with interest upon maturity	1,918,159

Note payable to a related party, bearing interest at 5.85% per annum,
unsecured, payable with interest upon maturity	358,056	--

Notes payable to raw materials suppliers for settlement of purchases	2,141,944	--

Unsecured, non-interest bearing obligation to county finance department,
with no fixed repayment terms	640,000	247,000
	$13,122,868	$7,324,000

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

13. LONG-TERM DEBT

The Company is in violation of certain loan covenants which require insurance coverage. Under the provisions of the covenants, the Company is considered in default of these covenants, and all debt may be due upon demand. This debt consists of the following as of December 31, 2006 and 2005:

	2006	2005
Series B convertible notes, bearing interest at 7.5% per annum, payments
$2,500,000 due on June 30, 2007 and August 14, 2007, convertible to
common stock at a conversion price of $10.00 per share	$5,000,000	$5,000,000

Convertible notes, bearing interest at 7.75% per annum due on October 3,
2009, convertible to common stock at a convertible at $14.50 per share, net
of discount of $1,715,871 at December 31, 2006	16,484,129

Note payable to a bank, bearing interest at 0.51% per month, secured by
plant and machinery, payable in 96 monthly installments	547,794	635,000

Note payable to a finance company, secured by a vehicle payable in 60
monthly installments	7,928	10,000

	22,039,851	5,645,000

Less: current portion of long-term debt	(5,103,197)	(102,000)
	$16,936,654	$5,543,000

On October 3, 2006, convertible notes in the amount of $18,200,000 including warrants to purchase 251,000 shares of common stock at $14.50 per share were issued. The value of the warrants of $1,871,859 was recorded as a discount to the value of the notes and will be amortized to interest expense over the term of the notes.

Principal payments due by year for the next five years and thereafter on these notes are as follows:

Fiscal year ended December 31,	Amount
2007	$5,103,197
2008	95,269
2009	18,295,269
2010	95,269
2011	95,269
Thereafter	71,449
23,755,722
Less discount	(1,715,871)
$22,039,851

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

14. MINORITY INTEREST

At December 31, 2005, the minority interest represents the proportionate share (40%) of equity of Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited Shanxi) owned by Licheng Santai Technology Enterprises Co., Limited. At December 31, 2005, the Company owned 60% of Shanxi’s registered capital stock. In 2006, the effect of increasing the registered capital funded was to dilute the equity holding of the minority interest from 40% to 3%, which was subsequently reduced to 0% as of December 31, 2006 due to payment to the minority interest holder. The amounts paid in excess of the carrying value of the minority interest acquired by the Company resulted in goodwill of $1,460,695 as of December 31, 2006.

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

During 2006, the Company had stock transactions detailed below:

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The Company issued 103,370 shares of restricted common stock valued at $1,262,625 for bonuses to directors and to others for consulting services.

The Company issued 1,196,251 shares of its common stock pursuant to the exercise of warrants at various exercise prices for a total consideration paid of $2,006,855.

The Company issued 399,375 shares of its common stock pursuant to the conversion of $3,000,000 of Series A convertible notes with accrued interest of $195,000, at a conversion price of $8.00 per share.

16. INCOME TAX

A reconciliation of tax at the statutory rates to the Company’s effective rate is as follows:

	Year Ended December 31,
	2006	2005	2004
Computed expected tax expense at Federal tax rate	$6,769,000	$3,954,000	$2,039,000
Computed state income taxes	896,000	523,000	270,000
Increases (reductions) in taxes result from:
Add back effect of U.S. losses	1,291,000	686,000	245,000
Foreign income subject to foreign income tax but not
expected to be subject to U.S. tax in foreseeable future -
Adjustment due to change in effective tax rates	(1,977,000)	(1,140,000)	(564,000)
BaiQuan Dairy 2003 tax liability waived by province	—	--	(262,000)
Foreign income subject to foreign tax holiday but not
expected to be subject to U.S. tax in foreseeable future	(6,979,000)	(4,023,000)	(1,990,000)
Actual income tax expense (benefit)	$—	$--	$(262,000)

Under the Provisional Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Feihe Dairy has been granted a tax holiday of seven years for full enterprise income paid during that period. This tax holiday will expire in April of 2009. The enterprise taxes paid during 2004 were accrued (waived) by Sanhao Dairy and BaiQuan Dairy totaled $262,000:

	Year Ended December 31,
	2006	2005	2004
Sanhao Dairy	$—	—	$--
BaiQuan Dairy	—		(262,000)
Total	$—	$--	$(262,000)

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The tax holiday resulted in tax savings as follows:

	Year Ended December 31,
	2006	2005	2004
Approximate tax savings	$6,979,000	$4,023,000	$1,990,000
Benefit per share
Basic	$0.47	$0.29	$0.160
Diluted	$0.39	$0.25	$0.15

The Company has a U.S net operating loss carryforward of approximately $6,695,000 which will begin expiring in 2023. For financial reporting purposes the deferred tax asset of $2,578,000 associated with this loss carryforward is fully reserved as of December 31, 2006.

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

17. EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share (EPS), as defined, on the face of the statements of operations for all entities with complex capital structures. SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per shares (EPS) computations:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2006
Basic EPS income available to Common shareholders	$19,908,281	14,755,576	$1.35
Effect of dilutive securities:
Convertible notes	723,707	1,833,285	$.11
Warrants issued		1,467,282	$.10
Diluted EPS income available to Common shareholders	$20,631,988	18,056,143	$1.14
For the year ended December 31, 2005
Basic EPS income available to Common shareholders	$11,629,000	13,931,006	$.83
Effect of dilutive securities:
Warrants issued	—	1,643,533	$.08
Convertible notes	304,000	482,534	$.01
Diluted EPS income available to Common shareholders	$11,933,000	16,057,073	$.74

For the year ended December 31, 2004
Basic EPS income available to Common shareholders	$6,258,000	12,077,085	$.52
Effect of dilutive securities:
Warrants issued		1,378,615	$.05
Diluted EPS income available to Common shareholders	$6,258,000	13,455,700	$.47

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

During the year ended December 31, 2006, the Company issued convertible notes, to which holders of the notes were issued common stock purchase warrants (See Note 13). These notes allow the holder to convert each note to common stock at any time through the maturity date.

During the year ended December 31, 2005, the Company issued Series A and Series B Convertible Notes (See Notes 12 and 13). These notes allow the holder to convert each note to common stock of the Company at any time during the term of the note.

18. STOCK OPTIONS AND WARRANTS

Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the “Plan”) which reserved 3,000,000 shares of Common Stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. Compensation expense of $1,262,624, $940,240 and $96,600 was recorded during the years ended December 31, 2006, 2005, and 2004, respectively, related to the Plan.

As of December 31, 2006, the Company had 2,125,941 warrants outstanding at an average exercise price of $4.29 per warrant for one share each of the Company’s common stock. The warrants will expire at various dates, with 330,000 expiring in 2008, 1,544,941 expiring in 2009, and the balance of 251,000 expiring in 2012. During the years ended December 31, 2006 and 2005, 1,260,655 and 428,570 warrants, respectively, were exercised at various exercise prices, resulting in proceeds of $2,006,855 and $750,000, respectively, to the Company.

Information with respect to outstanding warrants to service providers is as follows:

			Average
			Exercise
	Shares		Price
Outstanding warrants at beginning of year	2,555,596		$2.23
Warrants granted	831,000		7.68
Exercised	(1,260,655)		1.75
Expired	—		—
Outstanding warrants at the end of year	2,125,941	$	$4.29

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Warrants Outstanding			Warrants Exercisable
Shares
Outstanding	Average	Average	Shares	Average
December 31,	Remaining	Exercise	Outstanding	Exercise
2006	Life (Years)	Price	December 31, 2006	Price
2,125,941	3.0	$ 4.29	2,125,941	$ 4.29

19. COMMITMENTS

As of December 31, 2006, the Company has future commitments to acquire land use rights totaling $276,802, and to pay future advertising costs totaling $1,528,844.

As of December 31, 2006, there were no minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year.

Rent expense incurred during the years ended December 31, 2006, 2005, and 2004 totaled $84,426, $63,000 and $23,000, respectively.

In accordance with the terms and conditions of a Sale and Purchase Agreement dated February 23, 2005 between Feihe Dairy and a vendor for the sale and purchase of a land use right in Beijing, in the People’s Republic of China, Feihe Dairy agreed to acquire the commercial property for consideration of $1,009,000, of which all consideration was paid by December 31, 2006.

In accordance with the terms and conditions of a Sale and Purchase Agreement dated July 25, 2003, the Company has agreed to acquire land use rights and a factory in Kedong County for a total consideration of $401,000. At the Company’s option the liability could be settled through payment of cash consideration or through the issuance of 200,000 shares of its common stock. This option had not expired as of December 31, 2005. The Company accrued the liability during the year ended December 31, 2004. As of December 31, 2006 the Company had not settled the commitment.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for 2006 and 2005 are as follows:

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006
Total revenues	$38,184,536	$32,611,627	$26,110,028	$25,893,000
Gross profit	15,456,435	15,236,726	9,997,007	11,908,000
Net income	4,354,075	5,528,239	5,261,967	4,764,000
Net earnings per common share:
Basic	$0.28	$0.37	$0.36	$0.34
Diluted	$0.22	$0.32	$0.31	$0.29

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
Total Revenues	$25,599,747	$14,273,618	$14,589,807	$13,560,731
Gross profit	9,304,064	6,744,356	6,996,110	6,263,478
Net income	3,994,723	2,178,699	2,823,250	2,632,757
Net earnings per common share:
Basic	$0.27	$0.16	$0.21	$0.19
Diluted	$0.25	$0.14	$0.18	$0.17