Form 10-Q
period 2007-03-31
AMERICAN DAIRY INC
filed 2007-05-15
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,951,070 shares as of May 14, 2007.

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

ASSETS

	March 31,	December 31,
	2007	2006
	(unaudited)
Current assets:
Cash	$37,799,383	$39,473,910
Accounts receivable
Trade-net of allowance for bad debts of $322,520 and $322,520, respectively	3,576,564	5,459,760
Employees	1,167,843	433,121
Other	838,938	452,728
Notes receivable	1,033,592	230,179
Inventories	15,223,229	13,913,766
Prepaid expenses	4,878,330	664,530
Advances to suppliers	3,133,252	1,301,935
Other tax refundable	858,009	1,365,214

Total current assets	68,509,140	63,295,143

Property and equipment:
Fixed assets, net of accumulated depreciation	36,515,973	36,981,569
Construction in progress	12,706,726	9,433,148

	49,222,699	46,414,717
Other assets:
Goodwill	1,634,467	1,460,695

	1,634,467	1,460,695

Total assets	$119,366,306	$111,170,555

See accompanying notes to financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2007	2006
	(unaudited)
Current liabilities:
Accounts payable and accrued expenses	$13,334,390	$13,263,315
Current portion of long term debt	5,103,489	5,103,197
Advances from related parties	116,528	119,911
Advances from employees	594,186	735,294
Deferred income	4,596,012	2,145,325
Short-term notes and loans payable	11,272,061	13,122,868

Total current liabilities	35,016,666	34,489,910

Long term debt, net of current portion shown above, net of discount of $1,559,883 and $1,715,871,
respectively	17,089,298	16,936,654

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 15,861,320 and 15,831,820
shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	15,861	15,832
Additional paid-in capital	18,480,400	17,834,429
Retained earnings	46,104,904	40,177,074
Accumulated other comprehensive income	2,659,177	1,716,656

Total stockholders' equity	67,260,342	59,743,991

Total liabilities and stockholders' equity	$119,366,306	$111,170,555

See accompanying notes to financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March, 31
	2007	2006

SALES	$36,007,370	$25,893,218
COST OF GOODS SOLD	18,502,726	13,985,222

Gross Profit	17,504,644	11,907,996

OPERATING AND ADMINISTRATIVE
EXPENSES:
Distribution expenses	9,010,777	5,935,447
General and administrative expenses	1,929,544	1,068,001
Depreciation	95,193	50,651

	11,035,514	7,054,099

Income from operations	6,469,130	4,853,897

OTHER INCOME (EXPENSE):
Refunds of VAT taxes	159,518	124,069
Other income	514	7,324
Interest and finance costs	(701,332)	(223,592)
	(541,300)	(92,199)
MINORITY INTEREST	-	2,801

INCOME BEFORE INCOME TAXES	5,927,830	4,764,499

(PROVISION FOR) BENEFIT FROM INCOME TAXES	-	-

NET INCOME	5,927,830	4,764,499

Other comprehensive income:
Foreign currency translation adjustment	942,521	534,960

TOTAL COMPREHENSIVE INCOME	$6,870,351	$5,299,459

BASIC NET INCOME PER COMMON SHARE	$0.37	$0.34

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	15,849,470	14,164,280

DILUTED NET INCOME PER COMMON SHARE	$0.33	$0.29

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	19,412,856	17,068,052

See accompanying notes to financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,927,830	$4,764,499
Adjustments to reconcile net income to operating activities -
Depreciation	602,244	340,222
Compensation expense for stock issued	646,000	433,650
Interest expense from amortization of loan discount	155,988	-
Gain on disposal of assets	-	(143)
Changes in assets and liabilites:
(Increase) decrease in -
Accounts and notes receivable	1,883,196	(533,583)
Other receivables	(386,210)	1,120,191
Employee receivables	(734,722)	(624,748)
Inventories	(1,309,463)	(61,813)
Prepaid expenses	(4,213,800)	162,286
Advances to suppliers	(1,831,317)	(441,931)
Other tax refundable	507,205	501,000
Increase (decrease) in -
Accounts payable and accrued expenses	71,075	510,975
Advances from related parties	(3,383)	(163,971)
Advances from employees	(141,108)	(243,561)
Deferred income	2,450,687	(6,524,661)

Net cash provided by (used in) operating activities	3,624,222	(761,589)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(178,971)	(469,724)
Loans made on note receivable	(803,413)	-
Disposal of assets	42,323	-
Deposit on land, building and equipment	-	(665,845)
Acquisition of minority interest	(173,772)	-
Repayments of minority interest	-	(28,895)
Construction in progress	(3,273,578)	-

Net cash used in investing activities	(4,387,411)	(1,164,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	118,388	57,183
Repayments of short-term debt	(1,964,226)	-
Repayments of long-term debt	(8,021)	(38,279)
Sale of common stock and capital contribution	-	26,300

Net cash provided by (used in) financing activities	(1,853,859)	45,204

Effect of exchange rate change on cash and cash equivalents	942,521	528,154

NET DECREASE IN CASH AND EQUIVALENTS	(1,674,527)	(1,352,695)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,473,910	12,958,435

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,799,383	$11,605,740

See accompanying notes to financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$138,826	$61,854

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2007, and 2006, the Company issued for services rendered 29,500 and 49,000 common shares, valued at $646,000 and $433,650, respectively.

See accompanying notes to financial statements.

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

AFC was incorporated on January 15, 2002 in Delaware, with 50,000,000 authorized shares of common stock at a par value of $0.0001 per share and 10,000 of which authorized shares are currently issued and outstanding. AFC owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and Feihe Dairy in turn owns 100% of the registered shares of BaiQuan Feihe Dairy Co. Limited ("BaiQuan Dairy") and Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy") which was liquidated into BaiQuan Dairy during 2004, and 95% of Beijing Feihe Biotechnology Scientific and Commercial Co., Limited (Beijing Feihe) with the other 5% being held in trust for the Company. AFC also owns 100% of the registered capital of Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (Shanxi) formed to develop and operating a walnut processing plant.

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
o BaiQuan Feihe Dairy Co., Limited
o Beijing Feihe Biotechnology Scientific and Commercial Co., Limited
o Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited

2. BASIS OF PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of American Dairy, Inc. and subsidiaries as of March 31, 2007 and December 31, 2006 and the results of their operations and cash flows for the three months ended March 31, 2007 and 2006. The

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire year.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. There were no impairments recorded at March 31, 2007 and December 31, 2006.

DEFERRED REVENUES - Revenue from the sale of goods or services is recognized when goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue.

REVENUE RECOGNITION - Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed. During the three months ended March 31, 2007 and 2006, the five major customers in total represented 16% and 6% of sales, respectively. No individual customer represented over 10% of sales during the three months ended March 31, 2007 and 2006.

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

Historically the local currency's exchange rate had been tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005 the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of March 31, 2007 and December 31, 2006, the exchange rate was 7.74 and 7.82 Yuan per US Dollar, respectively.

TAXATION - In accordance with the requirements of Statement of Financial accounting Standards No. 109 "Accounting For Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the three months ended March 31, 2007 and 2006, Feihe Dairy enjoyed a 100% tax holiday from enterprise income taxes. Therefore the only timing differences giving rise to deferred income taxes during these periods was the tax effect of the net operating loss carryforward at the parent company level, which was subject to a 100% valuation allowance.

A provision has not been made at March 31, 2007 for U.S. or additional foreign withholding taxes on approximately $33,057,000 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

During the three months ended March 31, 2007 and 2006, the Kendong County Government had a policy of refunding amounts equal to 50% of the value added tax paid as an economic incentive to support the local economy through the employment the Company provides at its production facilities. These refunds which amounted to $159,518 and $124,069 for the three months ended March 31, 2007 and 2006, respectively, are reflected in other income on the financial statements.

PRODUCT DISPLAY FEES - The Company has entered into a number of agreements with the resellers of its products, whereby the Company pays the reseller an agreed upon amount to display its products. As prescribed by the Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer, the Company has reduced sales by the amounts paid under these agreements. For the three months ended March 31, 2007, and 2006 these totaled $1,399,569, and $735,340, respectively.

ADVERTISING COSTS - Advertising costs are charged to operations when incurred. Advertising expense totaled $4,680,317 and $4,165,739 during the three months ended March 31, 2007 and 2006, respectively.

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

FAIR VALUE OF FINANCIAL STATEMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from staff, notes payable and other payables approximate their fair values as of March 31, 2007 because of the relatively short-term maturity of these instruments.

USE OF ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

NEW ACCOUNTING PRONOUNCEMENTS - In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity's ("QSPE") permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity's first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company's financial statements. The Company adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156"). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to the Company's financial statements. The Company adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company's financial statements. The Company adopted this Statement on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer's statement of financial position, (b) measurement of the funded status as of the employer's fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

15, 2008. This Statement has no current applicability to the Company's financial statements. The Company adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 was effective beginning January 1, 2007 and the initial adoption of SAB No. 108 did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

4. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. Cash balances within the PRC totaled $37,309,373 as of March 31, 2007. As of March 31, 2007 the Company held $490,010 of cash balances within the United States of which $390,010 was in excess of FDIC insurance limits.

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

5. INVENTORIES

Inventories consist of the following as of March 31, 2007 and December 31, 2006:

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

	March 31,	December
	2007	31, 2006
Raw and partially processed materials	$11,082,403	$4,405,270
Work in progress	--	329,867
Finished goods	4,140,826	9,178,629
	$15,223,229	$13,913,766

6. TAX REFUNDABLE

Tax refundable represents valued added tax refundable from the local governments in The People's Republic of China.

7. TRANSACTIONS WITH RELATED PARTIES

As of March 31, 2007 and December 31, 2006 the Company had the following balances due to its officers and directors:

	March 31,	December 31,
Name	2007	2006
Leng You-bin	$26,942	$31,013
Other officers and directors	89,586	88,898
	$116,528	$119,911

These balances are non-interest bearing and due on demand.

8. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2007 and December 31, 2006:

	March 31,	December
	2007	31, 2006
Buildings	$22,058,605	$21,869,643
Plant and machineries	16,915,839	16,736,439
Motor vehicles	792,934	784,823
Computers and equipment	754,031	722,302
	40,521,409	40,113,207
Less: Accumulated depreciation	(4,005,436)	(3,131,638)
	$36,515,973	$36,981,569

Depreciation expense totaled $602,244 and $340,222, respectively, for the three months ended March 31, 2007 and 2006 of which $507,051 and $289,571, were included as a component of cost of goods in the respective periods.

9. CONSTRUCTION-IN-PROGRESS

The Company had major construction projects under construction at March 31, 2007 and December 31, 2006 as detailed below:

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

	March 31,	December
	2007	31, 2006
Feihe Dairy processing facilities	$1,153,860	$808,318
Langfang production factory facilities	5,968,684	5,045,811
Shanxi walnut processing facility	41,997	--
GanNan production factory facilities	5,542,185	3,579,019
	$12,706,726	$9,433,148

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

12. NOTES PAYABLE

Short term notes and loans payable consist of the following as of March 31, 2007 and December 31, 2006:

	March 31,	December
	2007	31, 2006
Unsecured, non-interest bearing obligation to an unrelated company,
repayable upon demand	$—	$1,031,461

Note payable to a bank, bearing interest at 5.85% per annum, secured by a
loan guarantee, payable with interest upon maturity	3,875,969	3,836,317

Note payable to a bank, bearing interest at 5.36% per annum, secured by
loan guarantees, payable with interest upon maturity	3,229,974	3,196,931

Note payable to a bank, bearing interest at 0.51% per month, secured by a
loan guarantee, payable with interest upon maturity	1,937,985	1,918,159

Note payable to a related party, bearing interest at 5.85% per annum,
unsecured, payable with interest upon maturity	367,048	358,056

Notes payable to raw materials suppliers for settlement of purchases	1,214,470	2,141,944

Unsecured, non-interest bearing obligation to county finance department,
with no fixed repayment terms	646,615	640,000
	$11,272,061	$13,122,868

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

13. LONG-TERM DEBT

The Company is in violation of certain loan covenants which require insurance coverage. Under the provisions of the covenants, the Company is considered in default of these covenants, and all debt may be due upon demand. This debt consists of the following as of March 31, 2007 and December 31, 2006:

	March 31,	December
	2007	31, 2006
Series B convertible notes, bearing interest at 7.5% per annum, payments
$2,500,000 due on June 30, 2007 and August 14, 2007, convertible to
common stock at a conversion price of $10.00 per share	$5,000,000	$5,000,000

Convertible notes, bearing interest at 7.75% per annum due on October 3,
2009, convertible to common stock at a convertible at $14.50 per share, net of discount of $1,559,883 and $1,715,871 at March 31, 2007 and December
31, 2006, respectively	16,640,117	16,484,129

Note payable to a bank, bearing interest at 0.51% per month, secured by
plant and machinery, payable in 96 monthly installments	545,435	547,794

Note payable to a finance company, secured by a vehicle payable in 60
monthly installments	7,235	7,928

	22,192,787	22,039,851

Less: current portion of long-term debt	(5,103,489)	(5,103,197)
	$17,089,298	$16,936,654

On October 3, 2006, convertible notes in the amount of $18,200,000 including warrants to purchase 251,000 shares of common stock at $14.50 per share were issued. The value of the warrants of $1,871,859 was recorded as a discount to the value of the notes and will be amortized to interest expense over the term of the notes.

Pursuant to the terms of an Investor Registration Rights Agreement, dated as of October 3, 2006, executed in connection with the issuance of convertible notes in the amount of $18,200,000, the Company is required to file with the Securities and Exchange Commission a registration statement. The original deadline for filing such registration statement was January 2, 2007, and, under the terms of the agreement, the Company is subject to a penalty of 2% of the outstanding principal on the notes for each month of such delinquency. The Company has received waivers with respect to such deadline from these note holders to date and accordingly has not accrued any of such penalties.

Principal payments due by year for the next five years and thereafter on these notes are as follows:

Fiscal year ended December 31,	Amount
2007	$5,103,489
2008	96,254
2009	18,296,254
2010	96,254
2011	96,254
Thereafter	64,165
23,752,670
Less discount	(1,559,883)
$22,192,787

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

14. MINORITY INTEREST

At December 31, 2005, the minority interest represents the proportionate share (40%) of equity of Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited Shanxi) owned by Licheng Santai Technology Enterprises Co., Limited. At December 31, 2005, the Company owned 60% of Shanxi’s registered capital stock. In 2006, the Company made additional capital contributions to the funded registered capital, which increased its ownership to 97%. The Company subsequently acquired the remaining 3% minority interest for a total cash consideration of $1,918,841. The purchase price for the acquired minority interest in the assets and liabilities of Shanxi was allocated as follows:

Purchase price	$1,918,841
Repayment of minority interest advance	(85,624)
Net purchase price	1,833,217

Current assets	46,054
Fixed assets, net	190,856
236,910

Accounts payable and accrued expenses	18,722
Short-term loans - secured	19,438
38,160

Net assets acquired	198,750

Excess of purchase price over fair value of assets acquired	$1,634,467

The amounts paid in excess of the fair value of the net assets acquired has been recorded as goodwill as of March 31, 2007.

15. CAPITAL STOCK

The Company has 50,000,000 shares of authorized Common Stock with a par value of $.001 per share.

During the three months ended March 31, 2007 and 2006, the Company had stock transactions detailed below:

The Company issued 29,500 and 49,000 shares, respectively, of restricted common stock valued at $646,000 and $433,650, respectively, to the board and others for services.

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

16. INCOME TAX

Enterprise income tax (“EIT”) in The People's Republic of China is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes. No income tax has been provided as Feihe Dairy is entitled to a tax holiday of seven years for full EIT exemption as though the EIT has been paid during the tax holiday periods.

The tax holiday resulted in tax savings as follows:

	Quarter Ended March 31,
	2007	2006
Approximate tax savings	$2,611,000	$1,729,000
Benefit per share
Basic	$0.16	$0.12
Diluted	$0.13	$0.10

The Company has a U.S net operating loss carryforward of approximately $8,600,000 which will begin expiring in 2023. For financial reporting purposes the deferred tax asset of $3,311,000 associated with this loss carryforward is fully reserved as of March 31, 2007.

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

17. EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share (EPS), as defined, on the face of the statements of operations for all entities with complex capital structures. SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per shares (EPS) computations:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2007

Basic EPS income available to Common shareholders	$5,927,830	15,849,470	$.37

Effect of dilutive securities:
Convertible notes	446,375	1,866,978	$(.01)
Warrants issued	—	1,696,408	$(.03)

Diluted EPS income available to Common shareholders	$6,374,205	19,412,856	$.33

For the three months ended March 31, 2006

Basic EPS income available to Common shareholders	$4,764,499	14,164,280	$.34

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Effect of dilutive securities:

Warrants issued	—	2,028,772	$(.04)

Convertible notes	142,500	875,000	$(.01)

Diluted EPS income available to Common shareholders	$4,906,999	17,068,052	$.29

18. STOCK OPTIONS AND WARRANTS

Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the "Plan") which reserved 3,000,000 shares of Common Stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. Compensation expense of $646,000 and $433,650 was recorded during the three months ended March 31, 2007 and 2006, respectively, related to the Plan.

As of March 31, 2007, the Company had 2,125,941 warrants outstanding at an average exercise price of $4.29 per warrant for one share each of the Company's common stock. The warrants will expire at various dates, with 330,000 expiring in 2008, 1,544,941 expiring in 2009, and the balance of 251,000 expiring in 2012.

Information with respect to outstanding warrants to service providers is as follows:

		Average
		Exercise
	Shares	Price
Outstanding warrants at December 31, 2006	2,125,941	$4.29
Warrants granted	--
Exercised	--
Expired	—	—
Outstanding warrants at March 31, 2007	2,125,941	$4.29

Warrants Outstanding			Warrants Exercisable
Shares	Average	Average	Shares	Average
Outstanding	Remaining	Exercise	Outstanding	Exercise
March 31, 2007	Life (Years)	Price	March 31, 2007	Price
2,125,941	2.8	$4.29	2,125,941	$4.29

19. COMMITMENTS

As of March 31, 2007, the Company has future commitments to acquire land use rights totaling $279,494, for commitments for construction obligations of $6,482,463, and to pay future advertising costs totaling $1,322,444.

As of March 31, 2007, there were no minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year.

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Rent expense incurred during the three months ended March 31, 2007 and 2006 totaled $27,800 and $16,000, respectively.

In accordance with the terms and conditions of a Sale and Purchase Agreement dated July 25, 2003, the Company has agreed to acquire land use rights and a factory in Kedong County for a total consideration of $401,000. At the Company's option the liability could be settled through payment of cash consideration or through the issuance of 200,000 shares of its common stock. This option had not expired as of December 31, 2005. The Company accrued the liability during the year ended December 31, 2004. As of March 31, 2007 the Company had not settled the commitment.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

The operations of the Company are conducted primarily through its wholly-owned subsidiary, Feihe Dairy, and Feihe Dairy's subsidiary, both of which are enterprises organized and operating in The People's Republic of China ("PRC"). Feihe Dairy engages in the production and distribution of milk powder, soybean milk powder and other dairy products in the PRC. The products are sold primarily under the registered trademark "Feihe". Feihe Dairy’s wholly-owned subsidiary, BaiQuan Feihe Dairy Co., Limited, is engaged in the production and supply of processed milk and soybean products for Feihe Dairy, and has a 95%-owned subsidiary Beijing Feihe Biotechnology Scientific and Commercial Co., which is the marketing company for Feihe Dairy

Plan of Operation

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

We anticipate that the Feihe Gannan Processing Plant construction project will cost approximately $40 million. The milk processing plant constructed by the project is to be situated on 300,000 square meters of land with facilities occupying 60,000 square meters. The project is being carried out in two phases. Construction on the first phase was completed in December 2006 with machinery and equipment being installed in 2007. The total cost for phase one is approximately $15 million. We have spent approximately $5 million on the project for land, construction planning, design and logistical details, waste removal systems, etc. Other costs include piping (hardware and controllers), refrigeration systems, facilities which monitor cowshed hygiene as well as related building materials, equipment and labor. Phase one focuses on the infrastructure of the facilities and is set to begin its milk processing operations by the end of 2007. After phase one is complete, the facility is expected to be able to process at least 300 tons of fresh milk and will be equipped to allow for the expansion of its operations.

The second phase is scheduled to begin in 2008, and we plan to have it completed by the end of 2009. Phase two will focus on the improvement and expansion of the facility in order to increase production and lower costs. This phase is expected to cost approximately $25 million.

The production equipment is being manufactured and provided to us by GEA Filtration, a leading process engineering and equipment manufacturer. Thus far, we have paid GEA Filtration $2 million to begin production of the milking equipment and other equipment including fillers, product tanks, pasteurizers, and storage. The project costs also include acquiring supplies and licenses, etc.

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

We have considered various options for obtaining the necessary financing to fund our expansion strategy. At present, we are considering possible sources of private debt and equity placements. We intend to use the proceeds of any such placement for these projects. We cannot, however, be certain that our fundraising efforts will be successful or how much we will actually raise if any. Moreover, the proceeds raised in any private offering may be inadequate to cover any unforeseen costs associated with the construction of these facilities.

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

Results of Operations

Comparison of operations for the three months ended March 31, 2007 with the three months ended March 31, 2006:

The Company’s net income increased $1,163,331, or 24% quarter-on-quarter, to $5,927,830 during the three months ended March 31, 2007 from $4,764,499 for the comparable period in 2006. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales increased by $10,114,152 or 39% quarter-on-quarter to $36,007,370 for the quarter ended March 31, 2007, as compared to sales of $25,893,218 for the corresponding quarter in 2006. The first quarter's sales revenues represented average monthly sales revenues of approximately $12,002,456 as compared to average monthly sales revenues of approximately $8,631,072 for the corresponding quarter in 2006. This represents an average monthly increase of $3,371,384 or 39% as compared to the corresponding quarter in 2006. The reasons for the favorable variance in sales revenues for the first quarter ended March 31, 2007 were as follows:

- Increased popularity of "Feihe" brand in mainland China following the successful advertising campaigns in the previous year and extensive networks of principal agents in 25 provinces of the PRC.

- Demand was boosted by improved and high quality ingredients for several products such as CPP series, the rice powder and nucleotides series, and the markets in the PRC generally accepted these products.

2

- An extensive sales network has expanded the distribution of Feihe Dairy’s products to difference provinces in China.

- Increase in sales quantities of several major products such as milk powder with nucleotides series, rice powder, CPP series and Ca+Zn in the first quarter of 2007 compared to the corresponding quarter in 2006 and, in particular, a shift toward higher quality/higher-end products. The CPP and nucleotide series together generated over 70% of the Company's revenues during the first quarter.

- Increase in overall sales quantity by 1,277,573 kilograms or 20% quarter-on-quarter to 7,545,534 kilograms for the quarter ended March 31, 2007 compared to the same corresponding quarter in 2006 of 6,267,961 kilograms.

The average selling price of all products during the quarter ended March 31, 2007 increased by 16% as compared to the quarter ended March 31, 2006. Accordingly, the favorable variance in sales revenues was mainly attributed to increases in sales volume and average selling price.

Cost of goods sold increased by $4,517,504 or 32% quarter-on-quarter to $18,502,726 for the quarter ended March 31, 2007 compared to cost of goods of $13,985,222 for the same corresponding quarter in 2006. Quarter-on-quarter increases in sales of 39% exceeded increases in cost of goods sold of 32%.

Gross profit increased by $5,596,648 or 47% quarter-on-quarter to $17,504,644 for the quarter ended March 31, 2007, as compared to gross profit for the corresponding quarter in 2006 of $11,907,996. Gross profit margin increased to 48.6% for the quarter ended March 31, 2007 compared to approximately 46% for the same corresponding quarter in 2006. The variance in gross profits was principally due to increases in average unit selling prices that had exceeded increases in cost of sales, as well as a shift to higher price and higher margin products such as the CPP and nucleotide series products.

Distribution and other operating costs represented expenditures in connection with the distribution of milk powder, rice cereal powder and soybean powder. Distribution expenses increased by $3,075,330 or approximately 52% quarter-on-quarter to $9,010,777 for the quarter ended March 31, 2007, as compared to $5,935,447 for the corresponding quarter in 2006. Variance in distribution expenses was principally attributable to the increases in advertising and promotions expenses, salaries and transportation expenses.

General and administrative expense increased by $861,543 or 80.7% to $1,929,544 during the three months ended March 31, 2007 from $1,068,001 during the same period in 2006. The increase is due primarily to $646,000 in stock compensation to directors and consultants, as well as increased staff salaries and depreciation expense. In addition, professional fees incurred at the present level increased, including legal, accounting, travel, and auditing expenses.

During the three months ended March 31, 2007 and 2006, we incurred $(701,332) and $(223,592), respectively, of interest and financing costs associated with debts. The additional interest expense is due primarily to additional convertible debt issued at the parent company level during the third quarter of 2006, as well as the amortization of the discount on the convertible debt.

Our overall inventories increased $1,309,463, or 9.5% from $13,913,766 at December 31, 2006 to $15,223,229 at March 31, 2007. Our inventories of raw and partially processed materials increased by approximately $6,677,133, or 151% during that period, from $4,405,270 at December 31, 2006 to $11,082,403 at March 31, 2007. Our raw materials consist of demineralized whey powder (DWP) and raw milk. Our inventories of finished goods decreased $5,037,803, or 55%, from 9,178,629 at December 31, 2006 to $4,140,826 at March 31, 2007. The increase in overall inventories was primarily due to increased production capacity as compared to the prior year-end and the addition of the rice cereal series product line during 2006. In addition, whey powder is imported from Europe and its prices have continued to rise, and domestically, raw milk prices also continue to rise.

Liquidity and Capital Resources

Working Capital. At March 31, 2007, we had working capital of $33,492,474. We anticipate that we will have adequate working capital in the foreseeable future. However, we may wish to borrow additional amounts or sell shares of its common stock to realize additional funds in order to expand and grow its operations. However, there can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

Operating Activities. Net cash flows provided by operating activities for the three months ended March 31, 2007 was approximately $3,624,000 compared with net cash flows used in operating activities of approximately $762,000 for the three months ended March 31, 2006.

This increase of approximately $4,386,000 was attributable primarily to increased cash inflows from improved receivable collections, increased receipts of deferred income, and increased net income. These increases were partially offset by increased prepayments made for advertising during the quarter ended March 31, 2007.

Investing Activities. Net cash used in investing activities increased by approximately $3,223,000 to $4,387,000 during the quarter ended March 31, 2007. This increase was due to primarily to the continued investment in the GanNan and Langfang production factory facilities, which respectively accounted for $1,963,000 and $923,000 of the increase.

Financing Activities. Net cash used in financing activities during the quarter ended March 31, 2007 was approximately $1,854,000 as compared to $45,000 of net cash provided during the quarter ended March 31, 2006. This decrease in cash provided from financing activities was due to the repayments of short-term debt of $1,964,000 coupled with no significant new borrowings during the quarter ended March 31, 2007.

The effect of the exchange rate on our cash position resulted in a net increase in cash as of March 31, 2007 of $943,000 as compared to $528,000 at March 31, 2006. This increase was a result of the continued increases in the exchange rate of the Yuan compared to the US Dollar.

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

Contractual Obligations - The following table is a summary of the Company's contractual obligations as of March 31, 2007:

		Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
Long-term debt obligations	$23,752,670	$5,103,489	$18,392,508	$192,508	$61,165
Purchase obligation for construction obligations	$6,482,463	$6,482,463	—	—	—
Purchase obligations for land use rights	$279,494	$6,317	$12,634	$12,634	$247,909
Purchase obligations for advertising contracts	$1,322,444	$1,322,444	—	—	—

Total	$31,837,071	$12,914,713	$18,405,142	$205,142	$312,074

American Dairy has credit facilities in place with an aggregate limit of approximately $9 million which are provided by three branches of the China Construction Bank and details of which are as follows:

Lender:	Qi Qihaer Branch of China Construction Bank
Credit Limit:	Approximately $3 million (¥25 million RMB)
Interest Rate:	5.3625% monthly
Maturity Date:	July 5, 2007

Lender:	Qi Qihaer Branch of China Construction Bank
Credit Limit:	Approximately $2 million (¥15 million RMB)
Interest Rate:	0.51% monthly
Maturity Date:	May 25, 2007

Lender:	Keshang Branch of China Construction Bank (Kedong County Branch of Agricultural Development Bank of China )
Credit Limit:	Approximately $4 million (¥30 million RMB)
Interest Rate:	5.85% annually
Conditions:	The starting date of actual loan term is counted from the date of borrower's first time drawing funds.
Maturity Date:	July 26, 2007

The latter two loans each contain covenants requiring American Dairy to seek the consent of the lender prior to taking certain actions or engaging in certain transactions such as financings or guaranties of other loans, restructuring, significant asset sales or investments and related party transactions. These agreements also provide for payment in full of all amounts due on the loans in the event of certain adverse circumstances affecting American Dairy such as production stoppages, events that have an adverse affect on our business and bankruptcy.

We currently have an aggregate outstanding balance on these credit facilities of ¥ 15 million RMB (approximately $1,894,000 USD). All principal amounts are due on maturity, and no payment schedules apply. Although the second of these loans matured on February 28, 2007, we have agreed with the bank to renew it. We have not executed any new written agreement with respect to such renewal. We intend to pay down all of these loans with the proceeds of new financing which we are presently working to secure.

We are in violation of certain loan covenants which require insurance coverage. Under the provisions of the covenants, we are considered to be in default of these covenants, and all debt under the relevant financing agreements may be due upon demand. As of March 31, 2007 our long-term debt obligations were $17,089,298 in the aggregate (net of current portion of long term debt). We have not had any discussions with our lenders regarding this technical default and have not received any demand for payment. Any such demand would require that we utilize funds which are currently earmarked for our expansion and acquisition program, including bringing our new facilities into full operation, in order to pay any amounts so demanded.

Effective March 5, 2007, American Dairy executed a Term Sheet setting forth the terms of a proposed financing arrangement with a non-affiliated third party. The Term Sheet obligates the parties to act in good faith and on an exclusive basis to prepare and negotiate definitive agreements with respect to the proposed financing but is non-binding except with respect to certain specified terms including:

Right of First Refusal

Until December 31, 2010, the investor has a right of first refusal, with respect to offers or indications of interest in connection with any of American Dairy’s future financing needs, to notice of any such offer or indication and an opportunity to make a comparable offer within 15 business days.

Two Way Break-up Fee

In the event either party withdraws from the transaction on the agreed pricing terms within the exclusivity period, such party shall pay to the other party a break-up fee of $1,600,000 which constitutes a fixed percentage of the proposed funding amount. However, the Investor is not obligated to pay such break-up fee if its withdrawal results from the failure to fulfill any of the closing conditions set forth in the Term Sheet including satisfactory due diligence in the Investor’s sole discretion.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in quantitative or qualitative disclosure about market risk since December 31, 2006.

As of March 31, 2007, the Company had not entered into any type of hedging or interest rate swap transaction.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no changes in the Company’s internal controls or other factors that could materially affect, or are reasonably likely to materially affect, such controls subsequent to the date of their evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

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

Lack of bank deposit insurance puts our funds at risk of loss from bank foreclosures or insolvencies. American Dairy maintains certain bank accounts in China that are not insured and are not protected by FDIC insurance or other insurance. As of March 31, 2007, American Dairy held $37,309,373 in bank accounts in China. If a Chinese bank holding our funds experienced insolvency, it may not permit us to withdraw our funds which would result in a loss of such funds and reduction of our net assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007, the Company issued 3,250 shares of its common stock to each of its current directors and to a former director, or an aggregate of 19,500 shares, for services rendered.

During the three months ended March 31, 2007, the Company issued 10,000 shares of its common stock to American Eastern Group for services rendered.

The aggregate value of the foregoing issuances was $646,000.

Item 3. Defaults Upon Senior Securities

The Company is in violation of certain loan covenants which require insurance coverage. Under the provisions of the covenants, the Company is considered in default of these covenants, and all debt may be due upon demand. This debt consists of the following as of March 31, 2007:

March 31, 2007
Series B convertible notes, bearing interest at 7.5% per annum, payments $2,500,000 due on June 30,
2007 and August 14, 2007, convertible to common stock at a conversion price of $10.00 per share	$ 5,000,000
Convertible notes, bearing interest at 7.75% per annum due on October 3, 2009, convertible to common stock at a convertible at $14.50 per share, net of discount of $1,559,883 and $1,715,871 at
March 31, 2007 and December 31, 2006, respectively	16,640,117
Note payable to a bank, bearing interest at 0.51% per month, secured by plant and machinery, payable
in 96 monthly installments	545,435
Note payable to a finance company, secured by a vehicle payable in 60 monthly installments	7,235
22,192,787
Less: current portion of long-term debt	(5,103,489)
$ 17,089,298

We have not had any discussions with our lenders regarding this technical default and have not received any demand for payment. Any such demand would require that we utilize funds which are currently earmarked for our expansion and acquisition program, including bringing our new facilities into full operation, in order to pay any amounts so demanded.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
31.1	Certification of Leng You-Bin
31.2	Certification of Liu Hua
32	Certification of Leng You-Bin and Liu Hua

10

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Dairy, Inc.
Date: May 15, 2007

	By:	/s/ Leng You-Bin
Leng You-Bin,
Chief Executive Officer and President

	By:	/s/ Liu Hua
Liu Hua,
Chief Financial Officer, Secretary, Treasurer and
Principal Accounting Officer

11