Form 10-Q/A
period 2007-03-31
AMERICAN DAIRY INC
filed 2007-06-12
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This amendment to Form 10-Q is being filed for the purpose of revising Part I, Item 4 Controls and Procedures and Exhibit 31.2 in certain technical respects in order to comply with the requirements of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1943, Rule 13a-15(e) and 15d-15(e)) as of March 31, 2007, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. In connection with their evaluation, the certifying officers identified no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended March 31, 2007 that materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Date: June 12, 2007

	By:	/s/ Leng You-Bin
Leng You-Bin,
Chief Executive Officer and President

	By:	/s/ Liu Hua
Liu Hua,
Chief Financial Officer, Secretary, Treasurer and
Principal Accounting Officer

11