Form 10-K/A
period 2006-12-31
AMERICAN DAIRY INC
filed 2007-06-14
CIK 789868

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

American Dairy, Inc. is filing this Form 10-K/A to amend certain sections of its Form 10-K for the year ended December 31, 2006. We originally filed our Form 10-K for the year ended December 31, 2006 (the “Original Filing”) on April 2, 2007. We are amending the Original Filing solely to revise Item 1. Business, Item 1A. Risk Factors, Item 2, Management’s Discussion and Analysis, (1) General and (2) Plan of Operation and Item 10., Directors, Executive Officers and Corporate Governance as well as Note 13 to the financial statements which begins on page F-1 hereto. This Form 10-K/A does not otherwise amend the Original Filing.

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

American Dairy processes and markets milk powder, soybean powder, and related dairy products, primarily in the northeastern area of The People’s Republic of China (“China”), known as the “milk belt” of China. American Dairy’s production plants have a processing capability of approximately 720,000 kilograms of fresh milk per day. American Dairy’s affiliated farmers have grazing rights covering approximately 514,640 acres in Kedong County in northeastern China. Although our name is American Dairy, substantially all of our business operations are in China. We employ a limited number of professionals, consultants and employees in the United States for purposes of assisting us in obtaining funding and compliance with legal and financial reporting requirements under US law. However, we have no operations in the United States.

Current Corporate Structure

The following chart reflects the current corporate structure of the American Dairy entities:

Lang Fang
FeiHe

100%

100%

100%

100%

100%

100%

Gan Nan
   FeiHe

American Flying
  Crane

Shanxi
Feidesantai

ADY

Heilongjang FeiHe
Dairy

5%
Leng You-Bin

Bai Quan
FeiHe

Beijing
FeiHe

95%

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

Soy Bean and Rice Cereal

American Dairy also produces soy bean powder and rice cereal which each comprised 3% of sales during the fiscal year ended December 31, 2006.

Product Sales

The following table reflects the sales of the five principal products of American Dairy during the fiscal years ended December 31, 2006 and 2005:

	2006			2005

Product name	Quantity (Kg)	Amount	% of sales	Quantity (Kg)	Amount	% of sales	Variance (Kg)

CPP series	7,467,289	$37,524,523	30%	4,503,308	$24,700,822	35%	2,963,981
Nucleotides series	3,857,615	34,921,188	28%	1,094,676	11,017,136	16%	2,762,939
Ca+Zn series	9,788,881	27,040,611	21%	4,722,624	13,348,008	19%	5,066,257
Rice cereal	913,927	3,898,860	3%	2,664,230	7,319,683	11%	(1,750,303)
Soybean series	2,096,727	3,604,251	3%	1,781,052	3,065,612	4%	315,675

Total	24,124,439	106,989,433	85%	14,765,890	59,451,261	85%	9,358,549
Others*	5,000,857	18,546,443	15%	2,582,741	10,372,650	15%	2,418,116

	29,125,296	125,535,876	100%	17,348,631	69,823,911	100%	11,776,665

Less:
Slotting Fees		(2,736,685)			(1,800,008)

	29,125,296	$122,799,191		17,348,631	$68,023,903		11,776,665

* Other products included (1) butter, (2) non-fat milk powder, (3) milk powder for the middle-aged, (4) milk powder for the elderly, (5) light milk powder, (6) walnut powder, and (7) raw infant milk powder products produced under private labels for, and pursuant to formulas specified by, original equipment manufacturers.

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

Growth Strategy

Our research indicates that the market for dairy products in China is growing rapidly partly due to changing consumer tastes, government promotion and better production and distribution methods. According to a July 2006 report published by Access Asia, “Dairy products are now one of the fastest growing sectors of the market in China.” The report goes on to discuss changing consumer tastes in China from a general avoidance of milk and dairy products due to lactose intolerance and poor production methods to acceptance and increasing demand for them. Also in July 2006, an unrelated report by the International Marketing Program for Agricultural Commodities & Trade at Washington State University titled China’s Dairy Industry Poised for Growth , cites a rapid rise in income, changes in urban lifestyles, promotion of the dairy industry by the government and improved marketing channels as factors contributing to the growth of dairy consumption in China. This report goes on to indicate that although analysts disagree about the extent of continued growth, it is expected to continue. Moreover, the report indicates that China’s imports of milk products will decline as a percentage of overall consumption as China meets its growing demand through domestic production. We believe that our dairy business must grow to meet the demand for milk in China, and to increase our market share, particularly by expanding our milk powder production and distribution system.

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

If we were unable to obtain extensions on our existing credit facilities, we would be required to utilize capital earmarked for our expansion strategy to pay down the outstanding amounts on these lines. We have three credit facilities with the Construction Bank of China which are scheduled to mature in the next three months. We currently have an aggregate outstanding balance on these credit facilities in excess of ¥ 15 million RMB (approximately $1,894,000 USD). All principal amounts are due on maturity, and no payment schedules apply. We may not receive extensions on the loans. If we do not receive such extensions, the bank will have the right to demand payment of the amounts outstanding. In such a case, we would be required to utilize funds presently earmarked for our expansion plan to make such payment.

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

Our lack of insurance also constitutes a breach of covenants requiring such insurance in our long-term financing agreements and could impede our ability to obtain future financing. We are in violation of certain loan covenants which require insurance coverage. Under the provisions of our financing agreements, we are considered to be in default of these covenants, and all debt under the relevant financing agreements may be due upon demand. As of December 31, 2006, our long-term debt obligations were $16,936,654 in the aggregate (net of current portion). If these lenders demand repayment we would have to utilize funds currently earmarked for expansion and acquisitions programs to repay these loans. This risk, coupled with our lack of insurance in general, could impede our ability to obtain future funding.

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

	High Closing Bid Prices	Low Closing Bid Prices

Year Ended December 31, 2004:
1st Quarter	$2.00	$2.00
2nd Quarter	$3.00	$2.00
3rd Quarter	$3.90	$2.50
4th Quarter	$5.02	$3.30

Year Ended December 31, 2005:
1st Quarter	$5.00	$4.35
2nd Quarter (1)	$6.90	$5.35
3rd Quarter	$8.35	$6.30
4th Quarter	$8.00	$5.25

Year Ended December 31, 2006:
1st Quarter	$18.10	$6.65
2nd Quarter	$17.03	$11.11
3rd Quarter	$13.95	$11.95
4th Quarter	$20.90	$13.55

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

Sale of Unregistered Securities. During the three months ended December 31, 2006, American Dairy sold shares of its restricted Common Stock that were not registered under the Securities Act of 1933, as described below:

On February 15, 2006, the Company issued 4,500 restricted shares of its Common Stock to each of the directors of the Company for their services to the Company as members of the Board of Directors, specifically to Mr. Leng You-Bin, Liu Hua, Liu Sheng-Hui, Hui Lan-Lee, Kevin Tseng, and Kirk Downing, in reliance upon Section 4(2) under the 1933 Act.

On February 15, 2006, the Company issued restricted shares of its Common Stock to consultants of the Company for their services, specifically, Charles Hung, Jr. (5,000 shares), Trang Chung Hung (5,000 shares), Matthew Wang (2,500 shares), Sun-Kaipan (2,500 shares), Liu Gang (5,000 shares), and Joanne Marie Hung (2,000 shares), in reliance upon Section 4(2) under the 1933 Act.

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

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004

Revenues	$122,799,000	$68,024,000	$37,416,000
Cost of goods sold	$70,221,000	$38,716,000	$18,007,000
Distribution expenses	$29,398,000	$16,743,000	$13,486,000
General and administrative	$5,219,000	$2,483,000	$1,313,000
Depreciation	$266,000	$161,000	$55,000
Other income	$3,410,000	$2,221,000	$1,489,000
Gain on disposal of assets	$—	$9,000	$1,000
Interest expense	$1,197,000	$523,000	$49,000
Net income	$19,908,000	$11,630,000	$6,258,000
Other comprehensive income	$1,111,000	$605,000	$—
Total comprehensive income	$21,020,000	$12,235,000	$6,258,000
Basic net income per share	$1.35	$.83	$.52
Weighted average basic shares outstanding	14,756,000	13,931,000	12,077,000
Diluted net income per common share	$1.14	$.74	$.47
Weighted average diluted shares outstanding	18,056,000	16,057,000	13,456,000

Summarized unaudited quarterly financial data for 2006 and 2005 are as follows:

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Fiscal Year 2006

Total revenues	$25,893,000	$26,110,028	$32,611,627	$38,184,536	$122,799,191
Gross profit	$11,908,000	$9,997,007	$15,236,726	$15,456,435	$52,578,168
Gross Margin:	46%	38%	47%	40%	43%
Net income	$4,764,000	$5,261,967	$5,528,239	$4,354,075	$19,908,281
Net earnings per common share:
Basic	$0.34	$0.36	$0.37	$0.28	$1.35
Diluted	$0.29	$0.31	$0.32	$0.22	$1.14

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	Fiscal Year 2005

Total revenues	$13,560,731	$14,589,807	$14,273,618	$25,599,747	$68,023,903
Gross profit	$6,263,478	$6,996,110	$6,744,356	$9,304,064	$29,308,008
Net income	$2,632,757	$2,823,250	$2,178,699	$3,994,723	$11,629,429
Gross Margin:	46%	48%	47%	36%	43%

Net earnings per common share:
Basic	$0.19	$0.21	$0.16	$0.27	$0.83
Diluted	$0.17	$0.18	$0.14	$0.25	$0.74

* Effective July 1, 2005 slotting fees paid by American Dairy previously reported as expenses have been reclassified as a reduction of revenues. The above schedule reflects a reclassifying entry for prior periods to conform to this presentation.

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

We have considered various options for obtaining the necessary financing to fund our expansion strategy, including the possibility of a Rule 144A offering, among others and have recently completed a placement of Convertible Notes in the aggregate principal amount of $60,000,000 pursuant to Regulation S under the Securities Act of 1933, as amended. Details of this placement are set forth below under “Subsequent Development.” At present, we are considering other possible sources of private debt and equity placements. We intend to use the proceeds of this funding and any other such placement for these projects. We cannot, however, be certain that our fundraising efforts will be successful or how much we will actually raise if any. Moreover, the proceeds raised in any private offering may be inadequate to cover any unforeseen costs associated with the construction of these facilities.

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

One component of the increase, sales volume, is reflected in the following table which shows sales volume in kilograms by product for 2006 as compared to 2005:

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

(*) Other products included (1) butter, (2) non-fat milk powder, (3) milk powder for the middle-aged, (4) milk powder for the elderly, (5) light milk powder, (6) walnut powder, and (7) raw infant milk powder products produced under private labels for, and pursuant to formulas specified by, original equipment manufacturers.

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

The relatively significant increase in sales of products in the nucleotides series resulted from a strong promotional campaign coupled with lower prices for a high quality product. The nucleotides series saw a similar increase from 2004 to 2005. We expect this trend to continue with this product line in the current year.

We introduced our rice cereal product line in 2005 but considered its introduction to be in part a test of the market. The rice cereal products during that year were lower-end and priced accordingly. During 2006, we reformulated these products as a higher-end line and reintroduced them. Because of the reformulation, sales quantities were low in 2006. However, the average price increased significantly due to the increased quality and market level, which stemmed the decline in revenue from the line. We expect demand for this product series to continue to increase.

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

                    Sales. Revenues increased by $30,608,000 or 82% from $37,416,000 in 2004 to $68,024,000 in 2005. This increase was due primarily to expanding market areas and adding new value added products. Increase in sales is due to the following factors:

          The primary sales component is volume. The following table sales volumes in kilograms by product for 2005 as compared to 2004:

	2005			2004

Product name	Quantity (Kg)	Amount	% of sales	Quantity (Kg)	Amount	% f sales	Variance (Kg)

CPP series	4,503,308	$24,700,822	35%	2,398,579	$12,609,205	34%	2,104,729
Nucleotides series	1,094,676	11,017,136	16%	219,153	2,418,618	6%	875,523
Ca+Zn series	4,722,624	13,348,008	19%	4,719,669	12,682,053	34%	2,955
Rice cereal	2,664,230	7,319,683	11%	—	—	—%	2,664,230
Low fat high calcium	—	—	—%	368,968	973,943	3%	(368,968)
Light powder	—	—	—%	382,475	684,162	2%	(382,475)
Soybean series	1,781,052	3,065,612	4%	2,199,445	5,570,911	15%	(418,393)

Total	14,765,890	59,451,261	85%	10,288,289	34,938,892	94%	4,477,601
Others*	2,582,741	10,372,650	15%	3,190,356	2,477,331	6%	(607,615)

	17,348,631	69,823,911	100%	13,478,645	37,416,223	100%	3,869,986

Less:
Slotting Fees		(1,800,008)

	17,348,631	$68,023,903		13,478,645	$37,416,223		3,869,986

* Other products included (1) butter, (2) non-fat milk powder, (3) milk powder for the middle-aged, (4) milk powder for the elderly, (5) light milk powder, (6) walnut powder, and (7) raw infant milk powder products produced under private labels for, and pursuant to formulas specified by, original equipment manufacturers.

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

Sale of Stock/Securities - During the fiscal year ended December 31, 2006, American Dairy realized $2,006,855 from the sale of common stock for cash, $3,195,000 from the conversion of an outstanding convertible note into common stock and issued shares for services valued at $1,262,625.

On October 3, 2006, we closed an offering of $18.2 million of 7.75% Convertible Notes together with warrants to purchase approximately 251,000 shares of our common stock that bear interest at 7.75% per annum for a term of three years, payable at maturity in shares of common stock. Under the terms of the financing, the notes are convertible, and the warrants exercisable, into the Company’s common shares at $14.50 per share, subject to certain conditions. We anticipate that we have adequate working capital for the next twelve months. However, we may wish to borrow additional amounts or sell our common stock to realize additional funds in order to expand and grow our operations.

Pursuant to the terms of a Investor Registration Rights Agreement, dated as of October 3, 2006, executed in connection with the issuance of the 7.75% Convertible Notes, we are required to file with the Securities and Exchange Commission a registration statement registering the resale of the shares of common stock underlying these notes. The original deadline for filing such registration statement was January 2, 2007, and, under the terms of the agreement, we are subject to a penalty of 2% of the then outstanding principal on the notes for each month of such delinquency. We received waivers with respect to such deadline from these investors through May 2, 2007 and thus did not accrue any of such penalty through that date. However, for any subsequent delinquency, the investors could enforce this penalty against us.

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

American Dairy has credit facilities in place with an aggregate limit of which are provided by three branches of the China Construction Bank and details of which are as follows:

Lender:	Qi Qihaer Branch of China Construction Bank
Credit Limit:	Approximately $3 million (¥ 25 million RMB)

Interest Rate:	5.3625% monthly
Conditions:	The rate holds the line before the release of the first loan.
Maturity Date:	July 5, 2007

Lender:	Qi Qihaer Branch of China Construction Bank

Credit Limit:	Approximately $2 million (¥ 15 million RMB)
Interest Rate:	5.115% monthly
Conditions:	The rate holds the line before the release of the first loan.
Maturity Date:	August 25, 2007

Lender:	Keshang Branch of China Construction Bank (Kedong County Branch of Agricultural Development Bank of China)

Credit Limit:	Approximately $4 million (¥ 30 million RMB)
Interest Rate:	5.85% annually
Conditions:	The starting date of actual loan term is counted from the date of borrower’s first time drawing funds.
Maturity Date:	July 26, 2007

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

We currently have an aggregate outstanding balance on these credit facilities in excess of ¥ 15 million RMB (approximately $1,894,000 USD). All principal amounts are due on maturity, and no payment schedules apply. Although the second of these loans matured on February 28, 2007, we have agreed with the bank to renew it until August 25, 2007 on the same terms and conditions. We have not executed any new written agreement with respect to such renewal.

Subsequent Development

On June 1, 2007, we entered into an amended and restated Notes Purchase Agreement, (the “Purchase Agreement”) for the sale of our 1% Guaranteed Senior Secured Convertible Notes (the “Notes”) in an aggregate principal amount of up to US $80,000,000 (the “Purchase Amount”) to Citadel Equity Fund Ltd. (“Citadel”) and completed the first closing pursuant to the Purchase Agreement, resulting in gross proceeds to our company of US $60,000,000 (the “First Closing”).

The Notes are to be issued under an Indenture, dated as of June 1, 2007, (the “Indenture”) between American Dairy, our wholly-owned subsidiary, American Flying Crane Corporation, as Guarantor, and The Bank of New York as Trustee (the “Trustee”). The Notes will be offered and sold pursuant to Regulation S under the Securities Act of 1933, as amended (the “Act”) to non-US persons.

Certain existing holders of our securities are entitled, pursuant to a right of first refusal, to purchase, in the aggregate, up to US $20,000,000 of the Purchase Amount. The notes (the “Other Notes”) to be issued to these existing investors who exercise such right of first refusal will be issued pursuant to Regulation D under the Act to accredited investors in the United States. The Other Notes will have terms and conditions that are substantially identical to those of the Notes, except for transfer restrictions and other provisions required for compliance with the Act.

We anticipate that the issuance and sale of the Other Notes will be made on or about June 14, 2007. In the event that the Existing Investors do not purchase the entire US $20,000,000 in aggregate principal of the Other Notes, Citadel is entitled to a further issuance of the Notes in an aggregate principal amount equal to US$20,000,000 less the aggregate principal amount of the Other Notes on the date of the issuance and sale of the Other Notes.

The Notes have been issued in denominations of US $100,000 each. The Notes mature on June 1, 2012 (the “Maturity Date”), at which time we will be required to redeem the Notes at a redemption price equal to $228,775.78 for every $100,000 of Notes then outstanding. In addition, we may be required to make additional payments of up to 5.0% of the then outstanding principal amount of the Notes if certain conditions set forth in the Indenture are not met (the “Additional Payments”).

The Notes will be convertible into shares of our common stock at the option of the holders of the Notes at an initial conversion price of $24.00, subject to adjustment (but no lower than $12.00 in case of adjustment based on market price of our common Stock).

The Notes bear interest at the rate of 1% per annum, payable semi-annually, subject to adjustment (the “Interest Rate”). The Interest Rate may increase by 5.0% if certain conditions set forth in the Indenture are not met (the “Interest Rate Adjustments”).

The payment and performance of our obligations to the holders of the Notes and Trustee will be guaranteed by the following direct and our indirect subsidiaries: Heilongjiang Feihe Dairy Co., Limited; BaiQuan Feihe Dairy Co., Limited, Beijing Feihe Biotechnology Scientific and Commercial Co., Limited, LangFang Feihe Dairy Company Limited, GanHan Feihe Dairy Company Limited, Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (collectively, the “PRC Subsidiaries”) and American Flying Crane Corporation, a Delaware corporation (“AFC”). The guarantee by the PRC Subsidiaries is subject to the laws of the People’s Republic of China.

In addition, the Notes and Guarantees will be secured by (i) a perfected first-priority lien on all of our equity interests in AFC and, to the extent permitted under the PRC law, the PRC Subsidiaries and (ii) a pledge of 2,664,340 shares of our common stock held by Mr. Leng You-Bin, our Chief Executive Officer.

Pursuant to the Purchase Agreement, we have agreed to use our best efforts to complete a public offering of our common stock by December 1, 2008. Our failure to complete a public offering by December 1, 2008 can result in Interest Rate Adjustments and certain Additional Payments.

In connection with the Purchase Agreement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) and an investor rights agreement (the “Investor Rights Agreement”). The Registration Rights Agreement provides for the filing of a registration statement (the “Registration Statement”) with the SEC for the registration of the shares of common stock issuable upon conversion of the Notes. We are obligated to file the Registration Statement 90 days after the latter of (x) the Closing Date and (y) the date on which we become eligible to file the Registration Statement (the “Eligibility Date”). In addition, we are obligated to use reasonable efforts to cause the Registration Statement to become effective within 180 days after the Eligibility Date. The Investor Rights Agreement, among other rights, grants Citadel a right of first refusal on future securities offerings by us prior to the Maturity Date.

In connection with the Purchase Agreement, we also entered into Non-Compete Agreements with its Chief Executive Officer, Leng You-Bin, and its Chief Financial Officer, Liu Hua.

We are in violation of certain loan covenants which require insurance coverage. Under the provisions of the covenants, we are considered to be in default of these covenants, and all debt under the relevant financing agreements may be due upon demand. As of December 31, 2006, our long-term debt obligations were $16,936,654 in the aggregate (net of current portion). We have not had any discussions with our lenders regarding this technical default and have not received any demand for payment. Any such demand would require that we utilize funds which are currently earmarked for our expansion and acquisition program, including bringing our new facilities into full operation, in order to pay any amounts so demanded.

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

Inventory - We must determine whether it has any obsolete or impaired inventory. Please refer to the Notes to the financial statements included elsewhere in this filing for a more complete listing of all of our critical accounting policies.

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

Board Committees

Audit Committee

The board’s audit committee consists of Kirk G. Downing, James C. Lewis and Hui-Lan Lee.

The Audit Committee operates under a written charter adopted by the Audit Committee and the Board of Directors. A copy of the Audit Committee Charter may be accessed at our website at http://www.americandairyinc.com. The Audit Committee reviews the scope and results of the annual audits, receives reports from our independent public accountants, and reports the committee’s findings to the Board of Directors. As more fully described in the Audit Committee Charter, the Audit Committee is responsible for assisting the Board of Directors with oversight of:

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

Executive Committee

The Executive Committee consists of Liu Sheng-Hui, Liu Hua and Leng You-Bin. The primary duties and responsibilities of the Executive Committee are:

•	The approval of any action for which the Utah General Corporation Law also requires shareholders’ approval or approval of the outstanding shares;

•	The filling of vacancies on the Board or in any committee;

•	The fixing of compensation of the directors for serving on the Board or on any committee;

•	The amendment or repeal of Bylaws or the adoption of new Bylaws;

•	The amendment or repeal of any resolution of the Board which by its express terms is not so amendable or repealable;

•	A distribution to the shareholders of the Company except at a rate or in a periodic amount or within a price range determined by the Board; and

•	The appointment of other committees of the Board or the members thereof.

The Finance Committee

The Finance Committee consists of Liu Hua, Hui-Lan Lee and James C. Lewis. The Committee has the following duties and responsibilities:

•	Review the financial planning process of the Company and the subsidiaries of the Company;

•	Review at least annually the financial structure of the Company and the subsidiaries of the Company;

•	Review at least annually the investment outlook for the Company and the subsidiaries of the Company; and

•	Perform such additional functions as are necessary or prudent to fulfill the Committee’s duties and responsibilities.

Item 11. Executive Compensation

The officers and directors of American Dairy received compensation during the three fiscal years ended December 31, 2006, as follows:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Leng You-Bin	2004	$6,884	$45,000					$51,884
Director, Chief	2005	$9,000	$27,405					$36,405
Executive Officer	2006	$9,000	$90,730					$99,730
and President

Roger Liu	2004	—	$21,000					$21,000
Chief Financial	2005	—	$89,840					$89,840
Officer, Principal	2006	—	$90,730					$90,730
Accounting and
Financial Officer,
Secretary and
Treasurer

No other executive officer received compensation in excess of $100,000 during the specified periods.

Compensation Discussion and Analysis

Our executive compensation to date has been a simple combination primarily of stock and, to a lesser extent, cash. The amounts of such compensation have been based upon American Dairy’s early stage of development and its need to conserve working capital balanced with the economic needs of our management. These considerations continue to drive the analysis of the appropriate amount and type of compensation we pay our executives. However, as we grow, we continually evaluate and compare our compensation to other companies in our industry, such as American Oriental Bioengineering Inc. and Lifeway Foods Inc. as well as companies of similar size and scale of operations. In so doing, we have determined that in order to attract and retain talented individuals to our management team, an increase in the amount of our executive compensation and a shift to a more cash-based approach is appropriate. We also believe that additional forms of compensation may enable us to attract members to our management team with different compensation needs.

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

We plan to adopt a more comprehensive approach to evaluating our compensation annually. Our board of directors and the Compensation Committee will evaluate individual executive performance with a goal of setting compensation at levels which will be based on their general business and industry knowledge and experience and comparable with executives in other companies of similar size and stage of development, while taking into account our relative performance and our own strategic goals. We plan to conduct an annual review of the aggregate level of our executive compensation as part of the annual budget review and annual performance review processes, which include determining the operating metrics and non-financial elements used to measure our performance and to compensate our executive officers. This review will be based on our knowledge of how other similarly situated companies measure their executive performance and on the key operating metrics that are critical in our effort to increase the value of our company.

So far, executive compensation has consisted, and for the coming year will likely continue to consist, of the following:

Our board of directors has approved a cash compensation package for each of our Chief Executive Officer and Chief Financial Officer of $200,000 for services rendered in 2007. Previously, our Chief Financial Officer has not received cash compensation but only stock. We have brought his cash compensation component into line with that of our Chief Executive Officer in recognition of the time and effort he has put into our business over the past several months which we anticipate will continue into 2007.

Incentives/Equity: Stocks, options and other incentive compensation will be determined after we evaluate our stock available for issuance and our market capitalization . We also plan to consider 401(k) plans, time off allocation, bonuses, and other compensation along with the above.

The stock awards listed in the table represent shares of our common stock which were issued to the named officers. None of the shares issued as stock awards were or are subject to vesting or other risk of forfeiture and were valued by reference to the closing price on the date of grant. The amounts of the awards in each year are based upon management’s assessment of the amount of time and effort devoted to our business by each officer and the amount of equity available for issuance given our near-term funding and compensation plans.

We are in the process of reexamining the structure of our management compensation program. We are looking to the compensation programs of similarly situated companies and considering other factors such as performance, length of service, peer evaluations, subjective and objective reviews, and examination of other similarly situated companies. Historically, our compensation structure was based upon prevailing norms in China where it is somewhat unusual for executive officers to make significantly more than middle management or executives of subsidiaries. We are now in a position to compensate our executives in cash amounts that better reflect their efforts on behalf of American Dairy and the progress our company has made in terms of revenue growth. Nevertheless, we believe that the $200,000 we intend to pay each of our Chief Executive Officer and Chief Financial Officer is significantly lower than that paid to executives in the United States at companies of similar size and with similar revenues. This reflects management’s concern over the fairness to our employees in China and avoiding substantial discrepancies between executive pay versus that of middle management and employees.

Our management and Compensation Committee have received guidance from various advisors and consultants and have made an effort to determine the best way to allocate total compensation between cash and equity based on benchmarking to our peer group, while considering the balance between short and long-term incentives (we are still in the process of developing our peer group, which is expected to consist primarily of US-based dairy companies and other public companies with similar revenues. We expect to have the peer group analysis completed in time to set our executive compensation for our next fiscal year). Our Compensation Committee expects to compensate our executive officers in a range of between the 50 th and the 75 th percentile of the compensation amounts provided to executives at comparable companies in an effort to maintain such a balance. We have considered retaining one or more compensation consultants to assist us with information regarding market data for executive compensation in similar industries and situations. However, upon further consideration, we have determined that this would not be a worthwhile use of our available funds at this point.

GRANT OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Non-equity Incentive Plan Compensation

Name and Principal Position	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards

Leng You-Bin Director, Chief	2/15/2006							4,500			$51,210
Executive Officer and President	6/08/2006	—	—	—	—	—	—	3,250	—	—	$39,520

Roger Liu Chief Financial Officer, Principal Accounting and Financial	2/15/2006							4,500			$51,210
Officer, Secretary and Treasurer	6/08/2006	—	—	—	—	—	—	3,250	—	—	$39,520

Employment Agreements

American Dairy presently has no written employment agreements with its officers or key employees, but plans to enter into such agreements in the future.

Board Compensation

American Dairy plans to provide its non-management directors, if any, a competitive directors’ compensation package comparable to programs offered by the similarly situated corporations which are listed under “Compensation Discussion and Analysis” above. This compensation will likely include equity compensation.

The following table lists the shares awarded our outside directors for their service as directors during 2006:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Kirk Downing	—	$93,948	—	—	—	—	$93,948
Liu Sheng-Hui	—	$93,948	—	—	—	—	$93,948
Hui-Lan Lee	—	$93,948	—	—	—	—	$93,948

None of the shares issued as stock awards were or are subject to vesting or other risk of forfeiture and were valued by reference to the closing price on the date of grant.

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

June 13, 2007		AMERICAN DAIRY, INC.

	By:	/s/ Leng You-Bin

Leng You-Bin, Chief Executive
Officer, and President

	By:	/s/ Liu Hua

Liu Hua, Chief Financial Officer,
Principal Accounting and Financial
Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leng You-Bin	June 13, 2007

Leng You-Bin, Director, Chief
Executive Officer and President

/s/ Liu Hua
June 13, 2007
Liu Hua, Director, Chief Financial
Officer, Principal Accounting and
Financial Officer, Secretary and Treasurer

/s/ Liu Sheng-Hui
June 13, 2007
Liu Sheng-Hui, Director

June 13, 2007
Hui-Lan Lee, Director

June 13, 2007
Kirk Downing, Director

June 13, 2007
James Lewis, Director

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

/s/ Murrell, Hall, McIntosh & Co., PLLP

Oklahoma City, Oklahoma
March 28, 2007

AMERICAN DAIRY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005

Current assets:
Cash	$39,473,910	$12,958,435
Accounts receivable
Trade-net of allowance for bad debts of $322,520 and $309,461, respectively	5,459,760	4,132,931
Employees	433,121	488,413
Other	452,728	1,516,105
Notes receivable	230,179	—
Inventories	13,913,766	9,622,347
Prepaid expenses	664,530	875,031
Advances to suppliers	1,301,935	1,216,172
Other tax refundable	1,365,214	500,892

Total current assets	63,295,143	31,310,326

Property and equipment:
Fixed assets, net of accumulated depreciation	36,981,569	34,685,898
Construction in progress	9,433,148	3,373,833

	46,414,717	38,059,731

Other assets:
Goodwill	1,460,695	—

	1,460,695	—

Total assets	$111,170,555	$69,370,057

See accompanying summary of accounting policies and notes to financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2006	2005

Current liabilities:
Accounts payable and accrued expenses	$13,263,315	$11,855,430
Current portion of long term debt	5,103,197	102,466
Advances from related parties	119,911	932,942
Advances from employees	735,294	947,596
Deferred income	2,145,325	12,073,781
Short-term notes and loans payable	13,122,868	7,323,801

Total current liabilities	34,489,910	33,236,016

Long term debt, net of current portion shown above, net of discount of $1,715,871 as of December 31, 2006	16,936,654	5,543,517

Minority interest	—	493,500

Stockholders’ equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 15,831,820 and 14,132,824 shares issued and outstanding at December 31, 2006 and 2005, respectively	15,832	14,133
Additional paid-in capital	17,834,429	9,208,837
Retained earnings	40,177,074	20,268,793
Accumulated other comprehensive income	1,716,656	605,261

Total stockholders’ equity	59,743,991	30,097,024

Total liabilities and stockholders’ equity	$111,170,555	$69,370,057

See accompanying summary of accounting policies and notes to financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004

SALES	$122,799,191	$68,023,903	$37,416,223
COST OF GOODS SOLD	70,221,023	38,715,895	18,006,918

Gross Profit	52,578,168	29,308,008	19,409,305

OPERATING AND ADMINISTRATIVE EXPENSES:
Distribution expenses	29,397,910	16,742,578	13,486,232
General and administrative expenses	5,218,526	2,484,039	1,313,358
Depreciation	266,154	161,450	54,419

	34,882,590	19,388,067	14,854,009

Income from operations	17,695,578	9,919,941	4,555,296

OTHER INCOME (EXPENSE):
Refunds of VAT taxes	3,344,635	1,502,127	1,144,060
Other income (expenses)	64,909	718,624	345,707
Gain on disposal of assets	(147)	9,125	693
Interest and finance costs	(1,196,694)	(522,812)	(49,353)

	2,212,703	1,707,064	1,441,107

MINORITY INTEREST	—	2,424	356

INCOME BEFORE INCOME TAXES	19,908,281	11,629,429	5,996,759
(PROVISION FOR) BENEFIT FROM
INCOME TAXES	—	—	261,621

NET INCOME	19,908,281	11,629,429	6,258,380
Other comprehensive income:
Foreign currency translation adjustment	1,111,395	605,261	—

TOTAL COMPREHENSIVE INCOME	$21,019,676	$12,234,690	$6,258,380

BASIC NET INCOME PER COMMON SHARE	$1.35	$0.83	$0.52

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	14,755,576	13,931,006	12,077,085

DILUTED NET INCOME PER COMMON SHARE	$1.14	$0.74	$0.47

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	18,056,143	16,057,073	13,455,700

See accompanying summary of accounting policies and notes to financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	Common Stock
					Accumulated Other Comprehensive Income
	Number of Shares	$0.001 par Value	Additional Paid-In Capital	Retained Earnings

						Totals

Balance, December 31, 2003	11,750,970	11,751	3,228,298	2,380,984	—	5,621,033
Shares issued for services	46,000	46	96,554	—	—	96,600
Stock issued for cash	1,759,384	1,759	4,671,147	—	—	4,672,906
Less offering costs	—	—	(476,825)	—	—	(476,825)
Net income for the year ended
December 31, 2004	—	—	—	6,258,380	—	6,258,380

Balance, December 31, 2004	13,556,354	$13,556	$7,519,174	$8,639,364	$—	$16,172,094
Stock issued for cash	428,570	429	749,571	—	—	750,000
Stock issued for services	147,900	148	940,092	—	—	940,240
COMPREHENSIVE INCOME:
Foreign currency translation adjustments	—	—	—	—	605,261	605,261
Net income for the year ended
December 31, 2005	—	—	—	11,629,429	—	11,629,429

Balance, December 31, 2005	14,132,824	$14,133	$9,208,837	$20,268,793	$605,261	$30,097,024
Stock issued for cash	1,196,251	1,197	2,005,658	—	—	2,006,855
Stock issued for services	103,370	103	1,262,522	—	—	1,262,625
Stock issued for note conversion	399,375	399	3,194,601	—	—	3,195,000
Paid in capital for warrant extension	—	—	290,952	—	—	290,952
Warrants issued with convertible notes	—	—	1,871,859	—	—	1,871,859
COMPREHENSIVE INCOME:
Foreign currency translation adjustments	—	—	—	—	1,111,395	1,111,395
Net income for the year ended
December 31, 2006	—	—	—	19,908,281	—	19,908,281

Balance, December 31, 2006	15,831,820	$15,832	$17,834,429	$40,177,074	$1,716,656	$59,743,991

See accompanying summary of accounting policies and notes to financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,908,281	$11,629,429	$6,258,380
Adjustments to reconcile net income to operating activities -
Depreciation	1,814,064	1,000,596	261,294
Provision for doubtful accounts	13,059	309,461	83,677
Compensation expense for stock issued	1,262,624	940,240	96,600
Compensation expense for warrant extension	290,952	—	—
Interest expense from amortization of loan discount	155,988	—	—
Gain on disposal of assets	(146)	(9,125)	(693)
Changes in assets and liabilities:
(Increase) decrease in -
Accounts and notes receivable	(221,219)	(5,176,111)	537,762
Inventories	(4,291,419)	(4,579,949)	32,073
Prepaid expenses	210,501	(309,962)	672,711
Advances to suppliers	(85,763)	(908,505)	322,559
Other tax refundable	(864,322)	(463,511)	522,563
Increase (decrease) in -
Accounts payable and accrued expenses	1,602,885	3,115,205	2,533,031
Advances from related parties	(813,031)	—	—
Advances from employees	(212,302)	—	—
Deferred income	(9,928,456)	2,379,258	4,826,778
Tax payable	—	—	211,761

Net cash provided by operating activities	8,841,696	7,927,026	16,358,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(10,324,891)	(15,326,899)	(5,241,177)
Payments received (loans made) on note receivable	(230,179)	217,391	—
Disposal of assets	—	23,834	33,816
Deposit on land, building and equipment	—	—	417,678
Acquisition of minority interest	(1,954,195)	—	—
Contributions by (repayments of) minority interest	(493,500)	313,042	180,458
Construction in progress	—	—	(12,685,851)

Net cash used in investing activities	(12,509,265)	(14,772,632)	(17,295,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	13,376,572	8,548,705	1,660,194
Proceeds from long-term debt	19,310,651	5,000,000	—
Repayments of short-term debt	(4,939,564)	(1,466,450)	(1,185,726)
Repayments of long-term debt	(2,554,724)	(70,033)	—
(Repayment of) advance from shareholder	—	(208,639)	232,946
Sale of common stock and capital contribution	3,878,714	750,000	4,672,906
Payment of offering costs	—	—	(476,825)
Purchase obligation (repayment)	—	—	(362,318)

Net cash provided by financing activities	29,071,649	12,553,583	4,541,177

Effect of exchange rate change on cash and cash equivalents	1,111,395	605,261	—

NET INCREASE IN CASH AND EQUIVALENTS	25,404,080	5,707,977	3,604,597

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,958,435	6,645,197	3,040,600

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,473,910	$12,958,435	$6,645,197

See accompanying summary of accounting policies and notes to financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(Continued)

	2006	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$409,321	$139,985	$37,076

Income taxes paid	$—	$—	$—

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

During April 2006, holders of $3,000,000 in convertible debt elected to convert their notes plus accrued interest into 399,375 shares of the Company’s common stock. The conversion price was $8.00 per share.

During August 2006, the Company modified the terms of certain warrants issued which extended the expiration date and allowed for a cashless exercise. In connection with this transaction, the Company valued these modifications at $290,952 and recognized compensation expense in that amount.

During October 2006, the Company closed an unregistered offering of convertible notes in the aggregate principal amount of $18.2 million, also issuing to debenture holders warrants to purchase approximately 251,000 shares of the Company’s common stock at an exercise price of $14.50 per share. In connection with this transaction, loan discount of $1,871,859 has been recognized, with amortization for 2006 of $155,988.

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

AMERICAN DAIRY, INC. AND AMERICAN FLYING CRANE
CONDENSED PARENT COMPANY ONLY BALANCE SHEETS
AS OF DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004

Current assets:
Cash	$2,346,992	$216,684	$209,347
Accounts receivable, other	1,567	1,567	1,567
Prepaid expenses	20,250	22,500	—

Total current assets	2,368,809	240,751	210,914

Investment in subsidiaries, reported on equity method	82,678,838	40,047,899	18,118,753

Total assets	$85,047,647	$40,288,650	$18,329,667

	2006	2005	2004

Current liabilities:
Accounts payable and accrued expenses	$930,260	$362,153	$138,153
Advances from directors	—	1,829,527	1,091,364
Advances from subsidiaries	2,889,267	—	928,420
Short-term notes and loans payable	5,000,000	3,000,000

Total current liabilities	8,819,527	5,191,680	2,157,937

Long term debt, net of current portion shown above and discount of $1,715,871 as of December 31, 2006	16,484,129	5,000,000	—

Stockholders’ equity:

Common stock, $.001 par value; 50,000,000 shares authorized; 15,831,820, 14,132,824, and 13,556,354 shares issued and outstanding at December 31, 2006, 2005 2006, 2005, and 2004, respectively	15,832	14,134	13,558
Additional paid-in capital	17,834,429	9,208,836	7,519,172
Retained earnings	40,177,074	20,269,000	8,639,000
Accumulated other comprehensive income	1,716,656	605,000	—

Total stockholders’ equity	59,743,991	30,096,970	16,171,730

Total liabilities and stockholders’ equity	$85,047,647	$40,288,650	$18,329,667

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

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

AMERICAN DAIRY, INC. AND AMERICAN FLYING CRANE
CONDENSED PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,908,281	$11,630,000	$6,258,000
Adjustments to reconcile net income to operating activities -
Less : Equity in earnings of unconsolidated subsidiaries	(23,551,342)	(13,434,144)	(6,877,949)
Compensation expense for stock issued	1,262,624	940,240	96,600
Compensation expense for warrant extension	290,952
Interest expense from amortization of loan discount	155,988
Changes in assets and liabilites:
(Increase) decrease in - Accounts and notes receivable	—	—	(1,567)
Prepaid expenses	2,250	(22,500)	113,989
Increase (decrease) in - Accounts payable and accrued expenses	809,418	224,000	126,153

Net cash (used in) operating activities	(1,121,829)	(662,404)	(284,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	(17,968,159)	(7,890,000)	(5,112,376)
Long-term investment	—	—	(241,890)

Net cash (used in) investing activities	(17,968,159)	(7,890,000)	(5,354,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director	(858,418)	738,162	232,946
Advances from subsidiary	—	(928,422)	714,269
Loan proceeds	20,300,000	8,000,000	—
Loan payments	(2,100,000)
Proceeds from issuance of common stock	3,878,714	750,000	4,196,082

Net cash provided by financing activities	21,220,296	8,559,740	5,143,297

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,130,308	7,336	(495,743)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	216,684	209,348	705,091

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,346,992	$216,684	$209,348

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$61,521	$299,271	$3,939
Income taxes paid	$—	$—	$—

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

As of December 31, 2006 principal payment due by year for the next five years and thereafter on convertible debt is as follows:

Fiscal year ended December 31	Amount

2007	$5,000,000
2008	—
2009	18,200,000
2010	—
2011	—
Thereafter	—

$23,200,000

5. INVENTORIES

Inventories consist of the following as of December 31, 2006 and 2005:

	2006	2005

Raw and partially processed materials	$4,405,270	$3,215,000
Work in progress	329,867	—
Finished goods	9,178,629	6,407,000

	$13,913,766	$9,622,000

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

6. TAX REFUNDABLE

Tax refundable represents valued added tax refundable from the local governments in The People’s Republic of China.

7. TRANSACTIONS WITH RELATED PARTIES

As of December 31, 2006 and 2005 the Company had the following balances due to its officers and directors:

Name	2006	2005

Leng You-bin	$—	$858,000
Other officers and directors	119,911	75,000

	$119,911	$933,000

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

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

9. CONSTRUCTION-IN-PROGRESS

The Company had two major construction projects under construction at December 31, 2006 and 2005 as detailed below:

	2006	2005

Feihe Dairy processing facilities	$808,318	$2,868,000
Langfang production factory facilities	5,045,811	—
GanNan production factory facilities	3,579,019	—
Shanxi walnut processing facility	—	506,000
	$9,433,148	$3,374,000

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

12. NOTES PAYABLE

Short term notes and loans payable consist of the following as of December 31, 2006 and 2005:

	2006	2005

Note payable to a bank, bearing interest at 6.696% per annum, secured by plant and machinery, payable in monthly installments	$—	$3,082,000

Series A convertible note, bearing interest at 6.5% per annum, due on April 26, 2006, convertible to common stock at a conversion price of $8.00 per share	—	3,000,000

Unsecured, non-interest bearing obligation to an unrelated company, repayable upon demand	1,031,461	995,000

Note payable to a bank, bearing interest at 5.85% per annum, secured by a loan guarantee, payable with interest upon maturity	3,836,317	—

Note payable to a bank, bearing interest at 5.36% per annum, secured by loan guarantees, payable with interest upon maturity	3,196,931	—

Note payable to a bank, bearing interest at 0.51% per month, secured by a loan guarantee, payable with interest upon maturity	1,918,159

Note payable to a related party, bearing interest at 5.85% per annum, unsecured, payable with interest upon maturity	358,056	—

Notes payable to raw materials suppliers for settlement of purchases	2,141,944	—

Unsecured, non-interest bearing obligation to county finance department, with no fixed repayment terms	640,000	247,000

	$13,122,868	$7,324,000

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

Purchase price	$1,918,841
Repayment of minority interest advance	(259,396)

Net purchase price	1,659,445

Current assets	46,054
Fixed assets, net	190,856

236,910

Accounts payable and accrued expenses	18,722
Short-term loans - secured	19,438

38,160

Net assets acquired	198,750

Excess of purchase price over fair value of assets acquired	$1,460,695

The amounts paid in excess of the fair value of the net assets acquired has been recorded as goodwill as of December 31, 2006.

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

16. INCOME TAX

A reconciliation of tax at the statutory rates to the Company’s effective rate is as follows:

	Year Ended December 31,
	2006	2005	2004

Computed expected tax expense at Federal tax rate	$6,769,000	$3,954,000	$2,039,000
Computed state income taxes	896,000	523,000	270,000
Increases (reductions) in taxes result from:
Add back effect of U.S. losses	1,291,000	686,000	245,000
Foreign income subject to foreign income tax but not expected to be subject to U.S. tax in foreseeable future - Adjustment due to change in effective tax rates	(1,977,000)	(1,140,000)	(564,000)
BaiQuan Dairy 2003 tax liability waived by province	—	—	(262,000)
Foreign income subject to foreign tax holiday but not expected to be subject to U.S. tax in foreseeable future	(6,979,000)	(4,023,000)	(1,990,000)

Actual income tax expense (benefit)	$—	$—	$(262,000)

Under the Provisional Regulation of the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Feihe Dairy has been granted a tax holiday of seven years for full enterprise income paid during that period. This tax holiday will expire in April of 2009. The enterprise taxes paid during 2004 were accrued (waived) by Sanhao Dairy and BaiQuan Dairy totaled $262,000:

	Year Ended December 31,

	2006	2005	2004

Sanhao Dairy	$—	—	$—
BaiQuan Dairy	—		(262,000)

Total	$—	$—	$(262,000)

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

Information with respect to outstanding warrants to service providers is as follows:

	Shares	Average Exercise Price

Outstanding warrants at beginning of year	2,555,596	$2.23
Warrants granted	831,000	7.68
Exercised	(1,260,655)	1.75
Expired	—	—

Outstanding warrants at the end of year	2,125,941	$4.29

AMERICAN DAIRY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Warrants Outstanding			Warrants Exercisable

Shares Outstanding December 31, 2006	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding December 31, 2006	Average Exercise Price

2,125,941	3.0	$4.29	2,125,941	$4.29

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

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for 2006 and 2005 are as follows:

	Quarters Ended

	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006

Total revenues	$38,184,536	$32,611,627	$26,110,028	$25,893,000
Gross profit	15,456,435	15,236,726	9,997,007	11,908,000
Net income	4,354,075	5,528,239	5,261,967	4,764,000
Net earnings per common share:
Basic	$0.28	$0.37	$0.36	$0.34
Diluted	$0.22	$0.32	$0.31	$0.29

	Quarters Ended

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

Total Revenues	$25,599,747	$14,273,618	$14,589,807	$13,560,731
Gross profit	9,304,064	6,744,356	6,996,110	6,263,478
Net income	3,994,723	2,178,699	2,823,250	2,632,757
Net earnings per common share:
Basic	$0.27	$0.16	$0.21	$0.19
Diluted	$0.25	$0.14	$0.18	$0.17