Form 10-Q
period 2007-06-30
AMERICAN DAIRY INC
filed 2007-08-14
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 000-27351

American Dairy, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0445575
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2275 Huntington Drive #278
San Marino, CA 91108

(Address of principal executive offices)

(626) 757-8885

(Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,479,288 shares as of July 30, 2007.

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS
	June 30,	December 31,
	2007	2006
	(unaudited)
Current assets:
Cash	$106,251,487	$39,473,910
Accounts receivable
Trade-net of allowance for bad debts of $354,844 and $322,520, respectively	5,397,826	5,459,760
Employees	879,365	433,121
Other	978,662	452,728
Notes receivable	459,318	230,179
Inventories	15,685,612	13,913,766
Prepaid expenses	3,830,425	664,530
Advances to suppliers	2,705,198	1,301,935
Other tax refundable	654,004	1,365,214

Total current assets	136,841,897	63,295,143

Property and equipment:
Fixed assets, net of accumulated depreciation	44,904,961	36,981,569
Construction in progress	12,134,175	9,433,148

	57,039,136	46,414,717
Other assets:
Deposit	10,104,987	-
Goodwill	1,634,467	1,460,695

	11,739,454	1,460,695

Total assets	$205,620,487	$111,170,555

See accompanying notes to financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30,	December 31,
	2007	2006
	(unaudited)
Current liabilities:
Accounts payable and accrued expenses	$16,800,591	$13,263,315
Current portion of long term debt	5,128,216	5,103,197
Advances from related parties	147,002	119,911
Advances from employees	587,664	735,294
Deferred income	2,666,945	2,145,325
Short-term notes and loans payable	7,962,481	13,122,868

Total current liabilities	33,292,899	34,489,910

Long term debt, net of current portion shown above, net of discount of $1,403,895 and $1,715,871, respectively	98,348,092	16,936,654

Minority interest	498,688	-

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 15,971,070 and 15,831,820 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	15,971	15,832
Additional paid-in capital	19,090,040	17,834,429
Retained earnings	50,245,628	40,177,074
Accumulated other comprehensive income	4,129,169	1,716,656

Total stockholders' equity	73,480,808	59,743,991

Total liabilities and stockholders' equity	$205,620,487	$111,170,555

See accompanying notes to financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June, 30		Six Months Ended June, 30
	2007	2006	2007	2006
SALES	$41,514,018	$25,725,587	$77,521,388	$50,883,465
COST OF GOODS SOLD	23,196,735	12,880,859	41,699,461	25,245,965

Gross Profit	18,317,283	12,844,728	35,821,927	25,637,500

OPERATING AND ADMINISTRATIVE
EXPENSES:
Distribution expenses	11,093,294	7,190,917	20,104,071	14,011,139
General and administrative expenses	1,905,624	1,268,021	3,835,168	2,336,021
Depreciation	108,701	117,133	203,894	167,784

	13,107,619	8,576,071	24,143,133	16,514,944

Income from operations	5,209,664	4,268,657	11,678,794	9,122,556

OTHER INCOME (EXPENSE):
Refunds of VAT taxes	983,703	1,412,914	1,143,221	1,536,983
Other income (expense)	(3,998)	(258,066)	(3,484)	(250,743)
Interest and finance costs	(2,048,645)	(179,345)	(2,749,977)	(402,937)

	(1,068,940)	975,503	(1,610,240)	883,303

MINORITY INTEREST	-	17,807	-	20,608

INCOME BEFORE INCOME TAXES	4,140,724	5,261,967	10,068,554	10,026,467

(PROVISION FOR) BENEFIT FROM INCOME TAXES	-	-	-	-

NET INCOME	4,140,724	5,261,967	10,068,554	10,026,467

Other comprehensive income: Foreign currency translation adjustment	1,469,992	(65,606)	2,412,513	469,354

TOTAL COMPREHENSIVE INCOME	$5,610,716	$5,196,361	$12,481,067	$10,495,821

BASIC NET INCOME PER COMMON SHARE	$0.26	$0.36	$0.63	$0.70

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	15,951,732	14,579,828	15,900,884	14,373,202

DILUTED NET INCOME PER COMMON SHARE	$0.24	$0.31	$0.58	$0.61

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	18,981,890	17,113,560	18,949,528	16,860,107

See accompanying notes to financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,068,554	$10,026,467
Adjustments to reconcile net income to operating activities -
Depreciation	1,226,378	790,235
Bad debt expense	32,324	-
Compensation expense for stock issued	1,060,749	910,930
Interest expense from accrual of guaranteed redemption value	1,112,028	-
Interest expense from amortization of loan discount	311,976	-
Changes in assets and liabilites:
(Increase) decrease in -
Accounts and notes receivable	29,611	(1,551,400)
Other receivables	(525,934)	1,034,217
Employee receivables	(446,244)	(30,870)
Inventories	(1,771,846)	(1,206,440)
Prepaid expenses	(3,165,895)	527,951
Advances to suppliers	(1,403,263)	(337,131)
Other tax refundable	711,210	500,892
Increase (decrease) in -
Accounts payable and accrued expenses	3,537,276	304,036
Advances from related parties	27,091	31,423
Advances from employees	(147,630)	(238,471)
Deferred income	521,620	(8,312,410)

Net cash provided by (used in) operating activities	11,178,005	2,449,429

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(9,110,715)	(2,336,161)
Loans made on note receivable	(229,139)	-
Disposal of assets	42,323	-
Deposit	(10,104,987)	-
Acquisition of minority interest	(173,772)	(50,584)
Minority interest	498,688	-
Construction in progress	(2,701,027)	1,212,740

Net cash used in investing activities	(21,778,629)	(1,174,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	118,388	3,875,000
Proceeds from long-term debt	80,000,000	391,630
Repayments of short-term debt	(5,321,812)	(3,082,614)
Repayments of long-term debt	(25,888)	(53,347)
Sale of common stock and capital contribution	195,000	345,848

Net cash provided by (used in) financing activities	74,965,688	1,476,517

Effect of exchange rate change on cash and cash equivalents	2,412,513	468,945

NET DECREASE IN CASH AND EQUIVALENTS	66,777,577	3,220,886

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,473,910	12,958,435

CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,251,487	$16,179,321

See accompanying notes to financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$294,145	$156,807

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2007, and 2006, the Company issued for services rendered 29,500 and 49,000 common shares, valued at $646,000 and $433,650, respectively.

See accompanying notes to financial statements.

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

AFC was incorporated on January 15, 2002 in Delaware, with 50,000,000 authorized shares of common stock at a par value of $0.001 per share and 10,000 of which authorized shares are currently issued and outstanding. AFC owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited ("Feihe Dairy") and Feihe Dairy in turn owns 100% of the registered shares of BaiQuan Feihe Dairy Co. Limited ("BaiQuan Dairy"), Heilongjiang Sanhao Dairy Co., Limited ("Sanhao Dairy") which was liquidated into BaiQuan Dairy during 2004, and 95% of Beijing Feihe Biotechnology Scientific and Commercial Co., Limited (Beijing Feihe) with the other 5% being held in trust for the Company. Feihe Dairy also owns 95% of the registered capital of Heilongjiang Feihe Kedong Feedlots Company Limited (“Kedong Feedlots”) and Heilongjiang Feihe GanNan Feedlots Company Limited (“GanNan Feedlots”).

American Dairy owns 100% of the registered capital of Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (“Shanxi”) formed to develop and operate a walnut processing plant, as well as 100% of the registered capital of Langfang Flying Crane Dairy Products Co., Limited (“Langfang”) and GanNan Flying Crane Dairy Products Co., Limited (“GanNan”).

Currently, the principal core activity of AFC is investment holdings, while the principal core activities of Feihe Dairy, Sanhao Dairy and BiaQuan Dairy are manufacturing and distribution of dairy products under the Feihe trademarks. The principal core activity of Shanxi is the production and distribution of walnut powder. Shanxi commenced operations in October 2005. The principal core activity of Langfang is the packaging and distribution of the Flying Crane brand of products to Feihe Dairy. The intended principal core activity of GanNan is the production and sale of Flying Crane branded milk powder and soybean powder to Feihe Dairy. The intended principal core activities of Kedong Feedlots and GanNan Feedlots are the breeding and rearing of milk cows and distribution of fresh milk. The subsidiaries' principal country of operations is the People's Republic of China ("PRC").

Included in the condensed consolidated financial statements are the following subsidiaries:

•	American Flying Crane Corporation
•	Langfang Flying Crane Dairy Products Co., Limited
•	GanNan Flying Crane Dairy Products Co., Limited
•	Heilongjiang Feihe Dairy Co., Limited
•	BaiQuan Feihe Dairy Co., Limited
•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited
•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited
•	Heilongjiang Feihe Kedong Feedlots Company Limited
•	Heilongjiang Feihe GanNan Feedlots Company Limited.

2. BASIS OF PREPARATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of American Dairy, Inc. and subsidiaries as of June 30, 2007 and December 31, 2006 and the results of their operations for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire year.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. There were no impairments recorded at June 30, 2007 and December 31, 2006.

DEFERRED REVENUES - Revenue from the sale of goods or services is recognized when goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue.

REVENUE RECOGNITION - Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed. During the three months ended June 30, 2007 and 2006, the five major customers in total represented 11% and 6% of sales, respectively. No individual customer represented over 10% of sales during the three months ended June 30, 2007 and 2006. During the six months ended June 30, 2007 and 2006, the five major customers in total represented 13% and 8% of sales, respectively. No individual customer represented over 10% of sales during the six months ended June 30, 2007 and 2006.

Interest income is recognized when earned, taking into account the principal amounts outstanding and the interest rates applicable.

Other income includes value added tax rebates, profit from the sales of raw materials to third parties and sundry income.

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

Historically the local currency's exchange rate had been tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005 the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of June 30, 2007 and December 31, 2006, the exchange rate was 7.62 and 7.82 Yuan per US Dollar, respectively.

TAXATION - In accordance with the requirements of Statement of Financial accounting Standards No. 109 "Accounting For Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the three and six month periods ended June 30, 2007 and 2006, Feihe Dairy enjoyed a 100% tax holiday from enterprise income taxes. Therefore the only timing differences giving rise to deferred income taxes during these periods was the tax effect of the net operating loss carryforward at the parent company level, which was subject to a 100% valuation allowance.

A provision has not been made at June 30, 2007 for U.S. or additional foreign withholding taxes on approximately $33,057,000 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

During the six months ended June 30, 2007 and 2006, the Kendong County Government had a policy of refunding amounts equal to 50% of the value added tax paid as an economic incentive to support the local economy through the employment the Company provides at its production facilities. These refunds which amounted to $983,703 and $1,412,914 for the three months ended June 30, 2007 and 2006, and $1,143,221 and $1,536,983 for the six months ended June 30, 2007 and 2006, respectively, are reflected in other income on the financial statements.

PRODUCT DISPLAY FEES - The Company has entered into a number of agreements with the resellers of its products, whereby the Company pays the reseller an agreed upon amount to display its products. As prescribed by the Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer, the Company has reduced sales by the amounts paid under these agreements. For the three months ended June 30, 2007, and 2006 these totaled $1,315,996, and $384,441, respectively. For the six months ended June 30, 2007, and 2006 these totaled $2,715,565, and $1,119,781, respectively.

The cost of products given to resellers as additional incentive is included as a component of cost of goods sold. During the three and six months periods ended June 30, 2007 the Company gave $3,051,075 and $4,083,096 respectively of product was given to resellers. The Company did not give any product to resellers during the comparable periods in 2006.

ADVERTISING COSTS - Advertising costs are charged to operations when incurred. Advertising expense totaled $6,596,256 and $5,094,740 during the three months ended June 30, 2007 and 2006, respectively, and totaled $11,276,573 and $9,260,479 during the six months ended June 30, 2007 and 2006, respectively.

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

FAIR VALUE OF FINANCIAL STATEMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from staff, notes payable and other payables approximate their fair values as of June 30, 2007 because of the relatively short-term maturity of these instruments.

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

4. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. Cash balances within the PRC totaled $71,530,109 as of June 30, 2007. As of June 30, 2007 the Company held $34,721,378 of cash balances within the United States of which $34,621,378 was in excess of FDIC insurance limits.

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

Substantially all of the Company's profits are generated from operations in mainland China.

5. INVENTORIES

Inventories consist of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December
	2007	31, 2006
Raw and partially processed materials	$5,096,900	$4,405,270
Work in progress	7,292,418	329,867
Finished goods	3,296,294	9,178,629
	$15,685,612	$13,913,766

6. TAX REFUNDABLE

Tax refundable represents valued added tax refundable from the local governments in The People's Republic of China.

7. TRANSACTIONS WITH RELATED PARTIES

As of June 30, 2007 and December 31, 2006 the Company had the following balances due to its officers and directors:

	June 30,	December 31,
Name	2007	2006
Leng You-bin	$27,366	$31,013
Other officers and directors	119,636	88,898
	$147,002	$119,911

These balances are non-interest bearing and due on demand.

8. FIXED ASSETS

Fixed assets consist of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Buildings	$29,162,945	$21,869,643
Plant and machineries	18,779,693	16,736,439
Motor vehicles	799,522	784,823
Computers and equipment	842,239	722,302
	49,584,399	40,113,207
Less: Accumulated depreciation	(4,679,438)	(3,131,638)
	$44,904,961	$36,981,569

Depreciation expense totaled $624,134 and $450,013, respectively, for the three months ended June 30, 2007 and 2006 of which $515,433 and $332,880, were included as a component of cost of goods in the respective periods. Depreciation expense totaled $1,226,378 and $790,235, respectively, for the six months ended June 30, 2007 and 2006 of which $1,022,484 and $622,451, were included as a component of cost of goods in the respective periods.

9. CONSTRUCTION-IN-PROGRESS

The Company had major construction projects under construction at June 30, 2007 and December 31, 2006 as detailed below:

	June 30,	December 31,
	2007	2006
Feihe Dairy processing facilities	$2,324,667	$808,318
Langfang production factory facilities	1,380,640	5,045,811
GanNan production factory facilities	8,428,868	3,579,019
	$12,134,175	$9,433,148

10. ADVANCES FROM EMPLOYEES

Advances from employees represented temporary funding by employees to improve cash flow and working capital of the Company. The advances were unsecured, interest free and repayable within one year.

11. DEFERRED INCOME

Receipts in advance represent advances from customers and for which goods have not been delivered as of the balance sheet date. Receipts in advance for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue.

12. NOTES PAYABLE

Short term notes and loans payable consist of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December
	2007	31, 2006
Unsecured, non-interest bearing obligation to an unrelated company, Repayable upon demand	$—	$1,031,461

Note payable to a bank, bearing interest at 5.85% per annum, secured by a loan guarantee, payable with interest upon maturity	3,937,008	3,836,317

Note payable to a bank, bearing interest at 5.36% per annum, secured by loan guarantees, payable with interest upon maturity	1,968,504	3,196,931

Note payable to a bank, bearing interest at 0.51% per month, secured by a loan guarantee, payable with interest upon maturity	--	1,918,159

Note payable to a related party, bearing interest at 5.85% per annum, unsecured, payable with interest upon maturity	367,454	358,056

Notes payable to raw materials suppliers for settlement of purchases	1,056,339	2,141,944

Unsecured, non-interest bearing obligation to county finance department, with no fixed repayment terms	633,176	640,000
	$7,962,481	$13,122,868

13. LONG-TERM DEBT

The Company is in violation of certain loan covenants which require insurance coverage. Under the provisions of the covenants, the Company is considered in default of these covenants, and all debt may be due upon demand. This debt consists of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December
	2007	31, 2006
Series B convertible notes, bearing interest at 7.5% per annum, payments $2,500,000 due on June 30, 2007 and August 14, 2007, convertible to common stock at a conversion price of $10.00 per share	$5,000,000	$5,000,000

Convertible notes, bearing interest at 7.75% per annum due on October 3, 2009, convertible to common stock at $14.50 per share, net of discount of $1,403,895 and $1,715,871 at June 30, 2007 and December 31, 2006, respectively	16,796,104	16,484,129

Guaranteed senior secured convertible notes, bearing interest at 1% per annum, maturing on June 1, 2012, convertible to common stock at an initial conversion price of $24.00 per share, including guaranteed redemption accrual of $1,112,028	81,112,028	--

Note payable to a bank, bearing interest at 5.76%, secured by plant and machinery, payable in 96 monthly installments	537,730	547,794

Unsecured obligation, bearing interest at 5.64%, to a city finance department	23,622	--

Note payable to a finance company, secured by a vehicle, payable in 60 monthly installments	6,824	7,928

	103,476,308	22,039,851

Less: current portion of long-term debt	(5,128,216)	(5,103,197)
	$98,348,092	$16,936,654

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

Series B convertible notes maturing on June 30, 2007, in the amount of $2,500,000 plus accrued interest were converted into shares of common stock of the Company in July, 2007.

Principal payments due by year for the next five years and thereafter on these notes are as follows:

Fiscal year ended December 31,	Amount
2007	$5,128,216
2008	97,770
2009	18,297,770
2010	97,770
2011	97,770
Thereafter	81,160,907
104,880,203
Less discount	(1,403,895)
$103,476,308

14. CONVERTIBLE NOTES PAYABLE

On June 1, 2007, the Company entered into an amended and restated Notes Purchase Agreement, (the “Purchase Agreement”) for the sale of 1% Guaranteed Senior Secured Convertible Notes in an aggregate principal amount of up to US $80,000,000 (the “Purchase Amount”). Also on June 1, 2007, the Company completed the first closing under the Purchase Agreement (the “First Closing”). Pursuant to the First Closing, the Company issued 1% Guaranteed Senior Secured Convertible Notes aggregate principal amount of US $60,000,000 to Citadel Equity Fund Ltd. (“Citadel”) for gross proceeds of US $60,000,000 (the “First Closing Notes”).
The First Closing Notes were issued under an Indenture, dated as of June 1, 2007, between American Dairy, our wholly-owned subsidiary, American Flying Crane Corporation, as Guarantor, and The Bank of New York as Trustee. The First Closing Notes were issued pursuant to Regulation S under the Securities Act of 1933, as amended (the “Act”) to non-US persons.

On June 27, 2007, the Company completed the second closing under the Purchase Agreement (the “Second Closing”). Pursuant to the Second Closing, the Company issued 1% Guaranteed Senior Secured Convertible Notes in an aggregate principal amount of US $20,000,000 to certain existing investors who exercised a right of first refusal, resulting in gross proceeds to the company of US $20,000,000 (the “Second Closing Notes”. The First Closing Notes and Second Closing Notes shall collectively be referred to as the “June 2007 Notes”).

The Second Closing Notes were issued pursuant to Regulation D under the Act to accredited investors in the United States. In connection with the Second Closing, the Company entered into a separate Indenture, dated as of June 27, 2007.

The June 2007 Notes bear an annual interest rate of 1%. All the net proceeds will be used for the Company’s working capital and acquisition plan.

Under the June 2007 Notes indenture, the June 2007 Notes are convertible, by the holders thereof, at any time on or prior to maturity, into common shares of the Company initially at the conversion price of $24 per share (subject to adjustment in certain circumstances, including semi-annual reset of the conversion price and upon occurrence of certain dilutive events, in each case subject to certain conditions). If the June 2007 Notes are not converted before maturity, the June 2007 Notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the June 2007 Notes then outstanding plus an additional amount of 18.0% per annum, calculated on an annual compounded basis, plus any accrued and unpaid interest.

As of June 30, 2007, the Company has accreted $1,112,028 of the additional redemption amount related to the June 2007 Notes, which amount is included in interest expense.

The indenture, notes purchase agreement and investor rights agreement related to the June 2007 Notes contain various covenants that may limit the Company’s discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, if there is a default, or if the Company does not maintain certain financial covenants or does not maintain borrowing availability in excess of certain pre-determined levels, the June 2007 Notes may be accelerated with the balance becoming due and payable immediately and the Company may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on capital stock) or redeem or repurchase capital stock.  As of June 30, 2007, the Company has complied with all the required note covenants.

Following is a schedule of increases in redemption value by year:

American Dairy Inc
Schedule of Guaranteed redemption values on $80 million loan

	Increase in redemption	Total increase in	Monthly
Period	value per $100,000	Redemption Value	Accrual

Six months ended December 1, 2007	$8,628	$6,902,240	$1,150,373

Six months ended June 1, 2008	9,372	7,497,760	1,249,627

Six months ended December 1, 2008	10,181	8,144,648	1,357,441

Six months ended June 1, 2009	11,059	8,847,352	1,474,559

Six months ended December 1, 2009	12,013	9,610,608	1,601,768

Six months ended June 1, 2010	13,050	10,439,872	1,739,979

Six months ended December 1, 2010	14,176	11,340,608	1,890,101

Six months ended June 1, 2011	15,399	12,319,056	2,053,176

Six months ended December 1, 2011	16,727	13,381,912	2,230,319

Six months ended June 1, 2012	18,171	14,536,488	2,422,748

	$128,776	$103,020,544

15. MINORITY INTEREST

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

The amounts paid in excess of the fair value of the net assets acquired has been recorded as goodwill as of June 30, 2007.

16. CAPITAL STOCK

The Company has 50,000,000 shares of authorized Common Stock with a par value of $.001 per share.

During the six months ended June 30, 2007 and 2006, the Company had stock transactions detailed below:

The Company issued 49,250 and 88,250 shares, respectively, of restricted common stock valued at $1,060,749 and $910,930, respectively, to the board and others for services.

The Company issued 90,000 and 172,761 shares, respectively, of common stock pursuant to the exercise of warrants, resulting in proceeds of $195,000 and $345,848, respectively, to the Company.

17. INCOME TAX

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

The tax holiday resulted in tax savings as follows:

	Three Months Ended June 30		Six Months Ended June 30,
	2007	2006	2007	2006
Approximate tax savings	$1,254,000	$2,016,000	$2,664,000	$3,929,000

Benefit per share
Basic	$0.08	$0.14	$0.17	$0.27
Diluted	$0.07	$0.12	$0.15	$0.23

The Company has a U.S net operating loss carryforward of approximately $8,600,000 which will begin expiring in 2023. For financial reporting purposes the deferred tax asset of $3,311,000 associated with this loss carryforward is fully reserved as of June 30, 2007.

Although it is not anticipated in the foreseeable future, should the Parent company receive dividends from its foreign subsidiaries, these dividends would be fully taxable, subject to an offset for foreign taxes paid on these earnings. The Company has not provided any accrual for any tax liabilities that might be incurred for the receipt of dividends from its foreign subsidiaries.

 In 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the company adopted FIN 48 effective January 1, 2007.

The Company adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” as of January 1, 2007. The adoption of this Interpretation had no effect on the Company’s consolidated financial statements. The Company is subject to U.S. federal income tax as well as income tax of the Peoples Republic of China. The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as general and administrative expenses.

Feihe Dairy has enjoyed a tax holiday in the PRC granted by state officials. The company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the state. However, the company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current state officials.

Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of June 30, 2007, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of June 30, 2007, if recognized, would not have a material effect on its effective tax rate. The company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

18. EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share (EPS), as defined, on the face of the statements of operations for all entities with complex capital structures. SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended June 30, 2007

Basic EPS income available to Common shareholders	$4,140,724	15,951,732	$.26

Effect of dilutive securities:
Convertible notes	450,293	1,900,942	$(.00)
Warrants issued	—	1,129,216	$(.02)

Diluted EPS income available to Common shareholders	4,591,017	18,981,890	$.24

For the three months ended June 30, 2006

Basic EPS income available to Common shareholders	$5,261,967	14,579,828	$.36

Effect of dilutive securities:
Warrants issued	—	2,007,794	$(.04)
Convertible notes	108,000	525,938	$(.01)

Diluted EPS income available to Common shareholders	$5,369,967	17,113,560	$.31

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended June 30, 2007

Basic EPS income available to Common shareholders	$10,068,554	15,900,884	$.63

Effect of dilutive securities:
Convertible notes	896,668	1,900,942	$(.01)
Warrants issued	—	1,147,701	$(.04)

Diluted EPS income available to Common shareholders	$10,965,222	18,949,528	$.58

For the six months ended June 30, 2006

Basic EPS income available to Common shareholders	$10,026,467	14,373,202	$.70
Effect of dilutive securities:
Warrants issued	—	1,960,968	$(.08)
Convertible notes	250,000	525,937	$(.01)

Diluted EPS income available to Common shareholders	$10,276,467	16,860,107	$.61

19. STOCK OPTIONS AND WARRANTS

Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the "Plan") which reserved 3,000,000 shares of Common Stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies FASB 123(r) and related interpretations in accounting for its plan. Compensation for services that a corporation receives under FASB 123(r) through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. Compensation expense of $414,750 and $1,060,749 was recorded during the three and six months ended June 30, 2007 related to the Plan, compared to compensation expense of $477,280 and $910,930 that was recorded during the three and six months ended June 30, 2006.

As of June 30, 2007, the Company had 1,455,941 warrants outstanding at an average exercise price of $4.25 per warrant for one share each of the Company's common stock. The warrants will expire at various dates, with 1,204,941 expiring in 2009, and the balance of 251,000 expiring in 2012.

Information with respect to outstanding warrants to service providers is as follows:

		Average
		Exercise
	Shares	Price
Outstanding warrants at December 31, 2006	1,545,941	$4.29
Warrants granted	--
Exercised	(90,000)
Expired	—	—
Outstanding warrants at June 30, 2007	1,455,941	$4.25

Warrants Outstanding			Warrants Exercisable
Shares	Average	Average	Shares	Average
Outstanding	Remaining	Exercise	Outstanding	Exercise
June 30, 2007	Life (Years)	Price	June 30, 2007	Price
1,455,941	2.8	$4.25	1,455,941	$4.25

20. COMMITMENTS

As of June 30, 2007, the Company has future commitments to acquire land use rights totaling $275,070, for construction obligations of $6,881,943, and to pay future advertising costs totaling $1,148,781.

As of June 30, 2007, there were no minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year.

Rent expense incurred during the three months ended June 30, 2007 and 2006 totaled $22,002 and $18,540, respectively. Rent expense incurred during the six months ended June 30, 2007 and 2006 totaled $49,802 and $34,540, respectively.

In accordance with the terms and conditions of a Sale and Purchase Agreement dated July 25, 2003, the Company has agreed to acquire land use rights and a factory in Kedong County for a total consideration of $401,000. At the Company's option the liability could be settled through payment of cash consideration or through the issuance of 200,000 shares of its common stock. This option had not expired as of December 31, 2006. The Company accrued the liability during the year ended December 31, 2004. As of June 30, 2007 the Company had not settled the commitment

21. DEPOSIT

On June 27, 2007 the Company made a short term interest free loan in the amount of $10,104,987 to an acquisition entity for the purpose of making a deposit or advance payment for the purchase of an equity interest in Ausnutria Dairy (Hunan) Company Ltd., a privately held distributor of high-quality nutritional, powdered milk and infant formula products based in Changsha, Hunan Province, China. The acquisition entity in turn advanced these funds to the shareholders of Ausnutria Dairy (Hunan) Company Ltd as a deposit towards the purchase.

This deposit was made in connection with a letter of intent dated June 27, 2007. Pursuant to the letter of intent, the deposit gives the acquisition entity sixty days to enter into a definitive purchase agreement. If a definitive agreement is not reached in sixty days, the deposit is to be refunded and the loan is to be repaid. If a definitive agreement is reached, the loan will be converted to a capital contribution. For financial reporting purposes this loan has been treated as a deposit towards the purchase of an equity interest.

The transactions contemplated by the letter of intent are intended to result in the Company acquiring a 49% equity interest in Ausnutria Dairy (Hunan) Company Ltd.

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

Overview

Effective May 7, 2003, American Dairy completed the acquisition of 100% of the issued and outstanding capital stock of American Flying Crane Corporation (formerly called American Dairy Holdings, Inc.), a Delaware corporation. As a result, AFC became a wholly-owned subsidiary of American Dairy. For financial reporting purposes, this transaction was treated as a recapitalization of American Flying Crane and the historical figures prior to May 7, 2003 represent the activities of American Flying Crane.

Results of Operations

Comparison of operations for the three months and six months ended June 30, 2007 with the three and six months ended June 30, 2006:

Revenues

For the quarter ended June 30, 2007, sales increased by $15,788,431 or 61% quarter-on-quarter to $41,514,018, as compared to sales of $25,725,587 for the corresponding quarter in 2006. The second quarter's sales revenues represented average monthly sales revenues of approximately $13,838,006 as compared to average monthly sales revenues of approximately $8,575,196 for the corresponding quarter in 2006. This represents an average monthly increase of $5,262,810 or 61% as compared to the corresponding quarter in 2006.

For the six month period ended June 30, 2007, sales increased by $26,637,923 or 52%, to $77,521,388, as compared to sales of $50,883,465 for the corresponding six month period in 2006. The sales revenues for the six month period ended June 30, 2006 represented average monthly sales revenues of approximately $25,840,462 as compared to average monthly sales revenues of approximately $16,961,155 for the corresponding six month period in 2006. This represents an average monthly increase of $8,879,307 or 52% as compared to the corresponding six month period in 2006.

The reasons for the favorable variance in sales revenues for the three and six month periods ended June 30, 2007 were as follows:

- Our sales network has expanded the distribution of the Company’s products.

- Increase in sales quantities of several major products such as milk powder with nucleotides series and CPP series in the first quarter and first half of 2007 as compared to the corresponding periods in 2006 and, in particular, a shift toward higher quality/higher-end products. The CPP and nucleotide series, which have higher gross margins relative to our other products, together generated over 60% of the Company's revenues during the first quarter.

- Increase in overall sales volume by 2,259,557 kilograms or 37% quarter-on-quarter to 8,357,065 kilograms for the quarter ended June 30, 2007 compared to the same corresponding quarter in 2006 of 6,097,508 kilograms. For the six month period, overall sales volume increased by 3,537,130 kilograms or 28% to 15,902,599 kilograms for the quarter ended June 30, 2007 compared to the corresponding six month period in 2006 of 12,365,469 kilograms.

- The average selling price per kilogram of all products during the quarter ended June 30, 2007 increased by $0.74 per kilogram, or approximately 17%, as compared to the quarter ended June 30, 2006. The average selling price of all products during the six months ended June 30, 2007 increased by $0.71 per kilogram, or approximately16.4%, as compared to the six months ended June 30, 2006.

Accordingly, the favorable variance in sales revenues was mainly attributed to increases in sales volume and average selling price.

Net Income

During the three months ended June 30, 2007, the Company’s net income decreased $1,121,243, or 21% quarter-on-quarter, to $4,140,724 from $5,261,967 for the comparable quarter in 2006. During the six month period ended June 30, 2007, the Company’s net income increased $42,087, or 0.4%, to $10,068,554 from $10,026,467 for the comparable six month period in 2006.

Our fully diluted net income per common share was $0.24 for the second quarter of 2007, as compared to $0.31 for the second quarter of 2006. For the six months ended June 30, 2007, our fully diluted net income per common share was $0.58, as compared to $0.61 for the comparable period in 2006.

The decrease in net income for the second quarter is attributable to increased slotting fees and product incentives paid to retailers in the second quarter of 2007 in connection with the Company’s efforts to increase its market share in existing markets and expand into new markets. In the second quarter of 2007, the Company incurred slotting fees of approximately $1,358,743 and product incentives in the amount of $3,051,075. During the six months ended June 30, 2007, the cost of slotting fees and product incentives increased to $6,798,661, as compared to $1,119,781 during the first six months of 2006. This compares to slotting fees of $384,441 and no product incentives in the second quarter of 2006. The Company expects to continue to incur slotting fees and product incentives as a means of expanding its marketshare in the Chinese market. However, the slotting fees and product incentives are not deemed necessary to maintain the Company’s current share. In addition, during the second quarter of 2007, the Company incurred substantial financing costs in connection with the convertible note offering completed in June, 2007 (See “Recent Development”, below).

Cost of Goods, Gross Profit and Gross Margin
For the quarter ended June 30, 2007, cost of goods sold increased by $10,315,876 or 80% quarter-on-quarter to $23,196,735 compared to cost of goods of $12,880,859 for the same corresponding quarter in 2006. Quarter-on-quarter increases in cost of goods sold of 80% exceeded our quarter on quarter increases in sales of 59%. For the six months ended June 30, 2007, cost of goods sold increased by $16,453,496 or 65% to $41,699,461 compared to cost of goods of $25,245,965 for the corresponding six month period in 2006. For the six months, increases in cost of goods of 65% exceeded increases in revenues of 49%.

For the quarter ended June 30, 2007, gross profit increased by $5,472,555 or 43% quarter-on-quarter to $18,317,283, as compared to gross profit for the corresponding quarter in 2006 of $12,844,728. Gross profit margin (the ratio of gross profit to revenue, expressed as a percentage) decreased to approximately 44% for the quarter ended June 30, 2007 compared to approximately 50% for the corresponding quarter in 2006. For the six months ended June 30, 2007, gross profit increased by $10,184,427 or 40%, to $35,821,927, as compared to gross profit for the corresponding period in 2006 of $25,637,500. Gross profit margin (the ratio of gross profit to revenue, expressed as a percentage) decreased to 46% for the six months ended June 30, 2007 compared to approximately 51% for the corresponding six month period in 2006.

The increase in cost of goods sold and decrease in gross profit margin is primarily attributable to increases in slotting fees and product incentives paid to retailers in the second quarter of 2007 in connection with the Company’s efforts to increase its market share in existing markets and expand into new markets.

Expenses

Distribution and other operating costs represented expenditures in connection with the distribution of our products. For the quarter ended June 30, 2007, distribution expenses increased by $3,902,377 or approximately 54% quarter-on-quarter to $11,093,294, as compared to $7,190,197 for the corresponding quarter in 2006. For the six months ended June 30, 2007, distribution expenses increased by $6,092,932 or approximately 43% to $20,104,071, as compared to $14,011,139 for the corresponding six month period in 2006. Variance in distribution expenses was principally attributable to increases in slotting and product incentive costs.

General and administrative expense increased by $637,603 or 50% to $1,905,624 during the three months ended June 30, 2007 from $1,268,021 during the same period in 2006. During the six months ended June 30, 2007, general and administrative expense increased by $1,499,147 or 64% to $3,835,168 from 2,336,021 for the corresponding period in 2006. The increase is due primarily to (i) increases in staff salaries, insurance expense and other administrative costs at the Company’s Heilongjiang Feihe Dairy subsidiary, and (ii) an increase in legal and accounting fees at the parent company level.

During the quarters ended June 30, 2007 and 2006, we incurred 2,048,645 and 179,345, respectively, of interest and financing costs associated with debts. During the six months ended June 30, 2007 and 2006, we incurred 2,749,977 and 402,937, respectively, of interest and financing costs associated with debts. The additional interest expense is attributable to the convertible note offering completed in June 2007 (See “Recent Development”, below).

Our overall inventories increased $1,771,846, or approximately 13% from $13,913,766 at December 31, 2006 to $15,685,612 at June 30, 2007. Our inventories of raw and partially processed materials increased by $691,630, or approximately 16% during that period, from $4,405,270 at December 31, 2006 to $5,096,900 at June 30, 2007. Our raw materials consist of demineralized whey powder (DWP) and raw milk. Our inventories of finished goods decreased $5,882,335, or 64%, from 9,178,629 at December 31, 2006 to $3,296,294 at June 30, 2007. The increase in overall inventories was primarily due to increased production capacity.

Liquidity and Capital Resources

Working Capital. At June 30, 2007, we had working capital of approximately $103.5 million. We anticipate that we will have adequate working capital in the foreseeable future. However, we may wish to borrow additional amounts or sell shares of our common stock to realize additional funds in order to expand and grow its operations. However, there can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

Operating Activities.For the six months ended June 30, 2007, net cash flows from operating activities was approximately $11,178,005 compared with net cash flows from operating activities of approximately $2,449,429 for the six months ended June 30, 2006. The increase in net cash flows from operating activities was attributable primarily to a decrease in deferred income of approximately $8.3 million during the first six months of 2006, which resulted in an equivalent decrease in cash flows from operations during that period. During 2007, deferred income increased by approximately $500,000.

Investing Activities. During the six months ended June 30, 2007, net cash used in investing activities increased by approximately $20,604,624 to $21,778,629 from $1,174,005. This increase was due primarily to funds advanced in connection with a potential acquisition, property and equipment expenditures, and construction costs in connection with the Company’s processing and production facilities.

Financing Activities. Net cash from financing activities during the six month period ended June 30, 2007 was approximately $74,965,688 as compared to $1,476,517 during the six months ended June 30, 2006. This increase in net cash from financing activities was due to the completion of our convertible note financing in June, 2007. See “Recent Development” below.

Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months. In the event of an unanticipated shortfall, we have access to a line of credit with the Construction Bank of China to fund our operations.

Contractual Obligations. The following table is a summary of the Company's contractual obligations as of June 30, 2007:

		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
Long-term debt obligations	$102,364,281	$5,128,216	$17,089,415	$97,770	$80,048,880
CIP (construction-in-progress) obligations	6,881,943	6,881,943	--	--	--
Building acquisition commitments	--	--	--	--	--
Land use rights commitments	$275,070	$6,408	$12,816	$12,816	$243,030
Advertising contract obligations	$1,148,781	$1,148,781	--	--	--
Operating lease commitments	--	--	--	--	--

Total	$110,670,075	$13,165,348	$17,102,231	$110,586	$80,291,910

American Dairy has a credit facility in place with a limit of approximately $2 million which is provided by a branch of the China Construction Bank and details of which are as follows:

Lender:	Qiqihaer Branch of China Construction Bank
Credit Limit:	Approximately $2 million (¥15 million RMB)
Interest Rate:	5.115% monthly
Maturity Date:	August 25, 2007

The loan contains a covenant requiring American Dairy to seek the consent of the lender prior to taking certain actions or engaging in certain transactions such as financings or guaranties of other loans, restructuring, significant asset sales or investments and related party transactions. The agreements also provides for payment in full of all amounts due on the loans in the event of certain adverse circumstances affecting American Dairy such as production stoppages, events that have an adverse affect on our business and bankruptcy.

We currently have an outstanding balance on this credit facility of ¥ 15 million RMB (approximately $1,894,000 USD). The principal amount is due on maturity, and no payment schedules apply. We are planning to pay the entire principal amount on the maturity date. We believe that we would be able to obtain another loan should the need arise.

We are in violation of certain loan covenants which require insurance coverage. Under the provisions of the covenants, we are considered to be in default of these covenants, and all debt under the relevant financing agreements may be due upon demand. As of June 30, 2006, our long-term debt obligations were $98,348,092 in the aggregate (net of current portion). We have not had any discussions with our lenders regarding this technical default and have not received any demand for payment. Any such demand would require that we utilize funds which are currently earmarked for our expansion and acquisition program, including bringing our new facilities into full operation, in order to pay any amounts so demanded. However, we intend to obtain the required insurance coverage by September 30, 2007.

Recent Developments

Convertible Note Offering

On June 1, 2007, we entered into an amended and restated Notes Purchase Agreement, (the “Purchase Agreement”) for the sale of our 1% Guaranteed Senior Secured Convertible Notes (the “June 2007 Notes”) in an aggregate principal amount of up to US $80,000,000 (the “Purchase Amount”) to Citadel Equity Fund Ltd. (“Citadel”) and completed the first closing under the Purchase Agreement, resulting in gross proceeds to our company of US $60,000,000 (the “First Closing”).

The Notes were issued under an Indenture, dated as of June 1, 2007, (the "Indenture") between American Dairy, our wholly-owned subsidiary, American Flying Crane Corporation, as Guarantor, and The Bank of New York as Trustee (the "Trustee"). The Notes issued in the First Closing were issued pursuant to Regulation S under the Securities Act, to non-US persons.

Holders of our outstanding 7.75% Convertible Notes referenced above, including the selling securityholders herein, are entitled, pursuant to a right of first refusal, to purchase, in the aggregate, up to US $20,000,000 of the Purchase Amount. Certain of these investors exercised this right of first refusal, notifying us of their intention to purchase the entire remaining $20,000,000. Because the participation of these investors was contemplated by the documents pertaining to the First Closing, these investors were added as parties to the Purchase Agreement pursuant to the execution of an Accession Letter, a form of which had been attached as an exhibit to the Purchase Agreement when it was originally executed on June 1, 2007. Accordingly, we completed the second closing under the Purchase Agreement on June 27, 2007, resulting in gross proceeds to our company of US $20,000,000 (the “Second Closing”). The Notes issued in the Second Closing were issued pursuant to Regulation D under the Securities Act to accredited investors in the United States. In connection with the Second Closing, we entered into a separate Indenture, dated as of June 27, 2007.

The June 2007 Notes mature on June 1, 2012 (the “Maturity Date”), at which time we will be required to redeem the Notes at a redemption price equal to $228,775.78 for every $100,000 of Notes then outstanding, which amount is reduced if the redemption event occurs earlier. The redemption price is calculated to effect a gross yield on the principal of 18% per annum, calculated on an annual compounded basis. In addition, we may be required to make additional payments of up to 5.0% of the then outstanding principal amount of the Notes if certain conditions set forth in the Indentures are not met (the “Additional Payments”). These conditions include failure to complete a Qualifying IPO (as defined below) (3%), failure to engage one of a list of auditing firms for the fiscal 2008 (1%) and failure to appoint one of such listed firms as its 2008 auditor by May 1, 2008 (1%).

The June 2007 Notes will be convertible into shares of our common stock at the option of the holders of the June 2007 Notes at an initial conversion price of $24.00, subject to adjustment upon the occurrence of certain events such as our issuance of additional convertible or derivative securities or common stock at a price below the conversion price under the notes or our effecting a stock split or similar change in our capitalization. In addition, the conversion rate is subject to adjustment semi-annually to equal a quotient obtained by dividing (i) $100,000 by (ii) the volume weighted average price of our common stock over the thirty trading days preceding the relevant adjustment date. The conversion rate will not be reduced to an amount lower than $12.00 per share in case of any such semi-annual adjustment.

The Notes bear interest at the rate of 1% per annum, payable semi-annually, subject to adjustment (the “Interest Rate”). The Interest Rate will increase by 5.0% if we fail to complete a “Qualifying IPO”, as defined in the Indentures to mean a public offering of our common stock that results in:

(i) at least 25% of our issued and outstanding share capital being publicly held by non-affiliates of our company or certain permitted affiliates,

(ii) the product of (x) the number of shares of our common stock (including share underlying other convertible securities) and (y) the closing sale price of our common stock on the date of listing in connection with the Qualifying IPO, shall be at least $500,000,000 (unless otherwise agreed by the holders of a majority in aggregate principal amount of all Notes then outstanding),

(iii) the minimum number of holders of our common stock as is required by the securities exchange on which it is then listed, and

(iv) listing of our common stock on the New York Stock Exchange, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or any other market consented to by the holders of a majority in aggregate principal amount of the June 2007 Notes then outstanding.

The payment and performance of our obligations to the holders of the Notes and Trustee is guaranteed by our subsidiary, American Flying Crane Corporation.

In addition, pursuant to a Share Pledge Agreement, the Notes and Guarantees will be secured by (i) a perfected first-priority lien on all of our equity interests in AFC and, to the extent permitted under the PRC law, the PRC Subsidiaries and (ii) a pledge of 2,664,340 shares of our common stock held by Mr. Leng You-Bin, our Chief Executive Officer.

Pursuant to the Purchase Agreement, we have agreed to use our best efforts to complete a public offering of our common stock by December 1, 2008. Our failure to complete a public offering by December 1, 2008 can result in Interest Rate Adjustments and certain Additional Payments, as described above.

In connection with the Purchase Agreement, we also entered into a registration rights agreement (the "June 2007 Registration Rights Agreement") and an investor rights agreement (the “Investor Rights Agreement”). The June 2007 Registration Rights Agreement provides for the filing of a registration statement with the SEC for the registration of the shares of common stock issuable upon conversion of the Notes. We are obligated to file the registration statement 90 days after the later of (x) the Closing Date and (y) the date on which we become eligible to file the registration statement (the “Eligibility Date”). In addition, we are obligated to use reasonable efforts to cause the registration statement to become effective within 180 days after the Eligibility Date. The Investor Rights Agreement, among other rights, grants Citadel a right of first refusal on future securities offerings by us prior to the Maturity Date. Pursuant to a Joinder Agreement between American Dairy and its subsidiaries on the one hand and each of the purchasers of the Notes in the Second Closing on the other these purchasers were granted all rights and privileges under the Share Pledge Agreement, the June 2007 Registration Rights Agreement and the Investor Rights Agreement.

In connection with the Purchase Agreement, we also entered into a Non-Competition Agreement with each of our Chief Executive Officer, Leng You-Bin, and our Chief Financial Officer, Liu Hua. Each agreement has a term extending until June 1, 2012 and prevents the relevant officer from soliciting any business away from American Dairy or its subsidiaries or participating in any business that (1) currently competes with or is reasonably likely to compete with our business in the future or (2) is engaged in an undertaking or enterprise which is substantially similar to our business (whether in the United States, the PRC or any other country). Our business is defined for purposes of the agreement as the processing, manufacturing, marketing and/or distributing of soybean powder, walnut powder, rice cereal, milk powder, and other dairy and related food products in the PRC or any other country, including any other activities related thereto. The agreement also prohibits the officer from soliciting employees and independent contractors away from our company and otherwise competing and from divulging company confidential information and trade secrets. The agreement requires that the officers continue their employment with the company during the term (unless terminated for cause) as well as their board membership.

Deposit Towards Purchase of Equity Interest

On June 27, 2007 the Company made a short term interest free loan in the amount of $10,104,987 to an acquisition entity for the purpose of making a deposit or advance payment for the purchase of an equity interest in Ausnutria Dairy (Hunan) Company Ltd., a privately held distributor of high-quality nutritional, powdered milk and infant formula products based in Changsha, Hunan Province, China. The acquisition entity in turn advanced these funds to the shareholders of Ausnutria Dairy (Hunan) Company Ltd as a deposit towards the purchase.

This deposit was made in connection with a letter of intent dated June 27, 2007. Pursuant to the letter of intent, the deposit gives the acquisition entity sixty days to enter into a definitive purchase agreement. If a definitive agreement is not reached in sixty days, the deposit is to be refunded and the loan is to be repaid. If a definitive agreement is reached, the loan will be converted to a capital contribution. For financial reporting purposes this loan has been treated as a deposit towards the purchase of an equity interest.

The transactions contemplated by the letter of intent are intended to result in the Company initially acquiring a 49% equity interest in Ausnutria Dairy (Hunan) Company Ltd.

The Company plans to file an amendment to this Form 10-Q to fully disclose the terms of the proposed transaction, including copies of any definitive transaction documents.

Critical Accounting Policies

Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consultations with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

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

Estimates of Allowances for Bad Debts - We must periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances.

Estimate of the useful lives of property and equipment - We must estimate the useful lives and proper salvage values of property and equipment. We must also review our property and equipment for possible impairment or obsolescence.

Inventory - We must determine whether it has any obsolete or impaired inventory. Please refer to the Notes to the financial statements included elsewhere in this filing for a more complete listing of all of the Company's critical accounting policies.

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS 149 had no impact on the Company's financial position, results of operations, or cash flows.

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

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company's financial position, results of operations, or cash flows.

In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" (SFAS 123). SFAS 123 establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of liability instrument based on its current fair value; the fair value of that award will be recalculated subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

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

SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and No. 140”, SFAS No. 156 “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”, SFAS No. 157 “Fair Value Measurement”, SFAS 158 “Employer's Accounting for Defined Benefit and Other Postretirement Plans”, and FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” were recently issued. SFAS No. 152, 155, 156, and 158 have no current applicability to the Company and have no significant effect on the consolidated financial statements.

Management is currently assessing the effect, if any, that the adoption of SFAS 157 and SFAS 159 will have on the reporting of future operations.

In June of 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting and reporting of uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation will be effective for fiscal years beginning after December 15, 2006. The Company implemented this Interpretation on January 1, 2007 and it did not have a material impact on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 is effective beginning January 1, 2007 and the initial adoption of SAB No. 108 did not have a material impact on the Company's financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in quantitative or qualitative disclosure about market risk since December 31, 2006.

As of June 30, 2007, the Company had not entered into any type of hedging or interest rate swap transaction.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1943, Rule 13a-15(e) and 15d-15(e)) as of June 30, 2007, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. In connection with their evaluation, the certifying officers identified no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2007 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our planned growth may require more raw milk than is available and could diminish the quality of our dairy products. The supply of raw milk may be insufficient to meet demand which would limit our growth. Moreover, as we attempt to implement our growth strategy, it may become difficult to maintain current levels of quality control. Thus, concerns over quality control could also limit our growth. The raw milk used in our products is supplied to American Dairy by numerous local farms under output contracts. The supply of raw milk from local farms may not be sufficient to meet increased demand for our products associated with our proposed marketing efforts. Also, increased production to meet demand may compromise quality. An inadequate supply of raw milk, coupled with concern over quality control, could limit our ability to grow, cause our earnings to decline and make our business less profitable.

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

Our lack of insurance also constitutes a breach of covenants requiring such insurance in our long-term financing agreements and could impede our ability to obtain future financing. We are in violation of certain loan covenants which require insurance coverage. Under the provisions of our financing agreements, we are considered to be in default of these covenants, and all debt under the relevant financing agreements may be due upon demand. As of June 30, 2007, our long-term debt obligations were approximately $98,348,092 in the aggregate (net of current portion). If these lenders demand repayment we would have to utilize funds currently earmarked for expansion and acquisitions programs to repay these loans. This risk, coupled with our lack of insurance in general, could impede our ability to obtain future funding.

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

 The Chinese currency, "Renminbi," is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support our business operations in the future. We rely on the Chinese government's foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. We receive substantially all of our revenues in Renminbi, which is not freely convertible into other foreign currencies. In China, the government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies which are required for "current account" transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government. This type of heavy regulation by the Chinese government of foreign currency exchange restricts certain of our business operations and a change in any of these government policies, or any other, could further negatively impact our operations which could result in a loss of profits.

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

In order for our China subsidiaries to pay dividends to American Dairy, a conversion of Renminbi into US dollars is required which, if prohibited by the Chinese government, would cause an interruption in our operating cash flow. Under current Chinese law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of American Dairy to meet its cash needs, and to pay dividends to its shareholders. Although, our subsidiaries' classification as wholly - owned foreign enterprises ("WOFEs") under Chinese law permits them to declare dividends and repatriate their funds to American Dairy in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to American Dairy would in turn prevent payments of dividends to our shareholders.

Lack of bank deposit insurance puts our funds at risk of loss from bank foreclosures or insolvencies. American Dairy maintains certain bank accounts in China that are not insured and are not protected by FDIC insurance or other insurance. As of June 30, 2007, American Dairy held $71,530,109 in bank accounts in China. If a Chinese bank holding our funds experienced insolvency, it may not permit us to withdraw our funds which would result in a loss of such funds and reduction of our net assets.

Limited and uncertain trademark protection in China makes the ownership and use of our trademark uncertain. American Dairy has obtained trademark registrations for the use of our trade name "Feihe", which has been registered with the Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products. We believe our trademark is important to the establishment of consumer recognition of our products. However, due to uncertainties in Chinese trademark law, the protection afforded by our trademark may be less than we currently expect and may, in fact, be insufficient. Moreover even if it is sufficient, in the event it is challenged or infringed, we may not have the financial resources to defend it against any challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademark could have a material adverse effect on our business, operations and finances.

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

Dividends paid to American Dairy, as the U.S. parent company, would be subject to U.S. corporate income tax. American Dairy has not accrued any tax liability associated with the possible payment of dividends to the U.S. parent company. Such a tax would be an added expense appearing on our income statement which would reduce our net income.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our stock in the public marketplace could reduce the price of our common stock. Future sales of large amounts of our common stock by the selling securityholders could adversely affect the market price of our common stock. On July 9, 2007, there were 15,971,070 shares of our common stock outstanding. The selling securityholders may sell up to 1,821,245 shares of common stock pursuant to this offering. In addition, from time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of the issuer that has satisfied a two-year holding period. Sales of a large number of shares of common stock by the selling securityholders in the public market could adversely affect the market price and thus could impair our future ability to generate funds through sales of common stock or other equity or equity-based securities.

Our officers, directors and certain of our stockholders beneficially own a significant percentage of our outstanding voting stock, which gives them substantial control over our business and may have the effect of delaying or preventing a change in control . Our Chief Executive Officer and President beneficially owns 8,892,135 shares of our common stock, and our officers and directors as a group beneficially own 8,951,835 shares in the aggregate. We also have a significant securityholder who holds in excess of 10% of our outstanding common stock, as well as notes and warrants convertible into additional shares of our common stock. As a result, these individuals can exert significant control over our business and operations and their ownership percentages can cause a delay in or actually prevent a change in control of American Dairy.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2007, the registrant issued shares of its common stock to the following investors pursuant to the conversion of the registrant’s Series B Convertible Notes in the amounts indicated for each investor at a conversion price of $10.00 per share:

Pike Capital Partners, LP:	30,486	shares of common stock for note principal
	4,572	shares for the accrued interest
Total:	35,058	shares.

Pike Capital Partners (QP), LP:	219,514	shares of common stock for note principal
	32,928	shares for the accrued interest
Total:	252,442	shares.

Item 3. Defaults Upon Senior Securities

The Company is in violation of certain loan covenants which require insurance coverage. Under the provisions of the covenants, the Company is considered in default of these covenants, and all debt may be due upon demand. This debt consists of the following as of June 30, 2007:

June 30,
2007
Series B convertible notes, bearing interest at 7.5% per annum, payments $2,500,000 due on June 30, 2007 and August 14, 2007, convertible to common stock at a conversion price of $10.00 per share	$5,000,000

Convertible notes, bearing interest at 7.75% per annum due on October 3, 2009, convertible to common stock at $14.50 per share, net of discount of $1,403,895 and $1,715,871 at June 30, 2007 and December 31, 2006, respectively	16,796,104

Guaranteed senior secured convertible notes, bearing interest at 1% per annum, maturing on June 1, 2012, convertible to common stock at an initial conversion price of $24.00 per share, including guaranteed redemption accrual of $1,112,028	81,112,028

Note payable to a bank, bearing interest at 5.76%, secured by plant and machinery, payable in 96 monthly installments	537,730

Unsecured obligation, bearing interest at 5.64%, to a city finance department	23,622

Note payable to a finance company, secured by a vehicle, payable in 60
monthly installments	6,824
103,476,308
Less: current portion of long-term debt	(5,128,216
$98,348,092

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

American Dairy, Inc.

Date: August 14, 2007	By:	/s/ Leng You-Bin

Leng You-Bin, Chief Executive Officer and President

By:	/s/ Liu Hua

Liu Hua, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer