Form 10-Q/A
period 2007-06-30
AMERICAN DAIRY INC
filed 2007-08-22
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 000-27351

American Dairy, Inc.
(Exact name of registrant as specified in its charter)

Utah	c
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

EXPLANATORY NOTE

American Dairy is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q in order to attach as exhibits hereto which are referenced in the list of exhibits appearing in Part II, Item 6 hereof.

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

Depreciation expense totaled $624,134 and $450,013, respectively, for the three months ended June 30, 2007 and 2006 of which $515,433 and $332,880 , were included as a component of cost of goods in the respective periods. Depreciation expense totaled $1,226,378 and $790,235, respectively, for the six months ended June 30, 2007 and 2006 of which $1,022,484 and $622,451 , were included as a component of cost of goods in the respective periods.

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

- The average selling price per kilogram of all products during the quarter ended June 30, 2007 increased by $0.74 per kilogram, or approximately   17%, as compared to the quarter ended June 30, 2006. The average selling price of all products during the six months ended June 30, 2007 increased by $0.71 per kilogram, or   approximately 16.4%, as compared to the six months ended June 30, 2006.

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

Liquidity and Capital Resources

Working Capital . At June 30, 2007, we had working capital of approximately $103.5 million.   We anticipate that we will have adequate working capital in the foreseeable future. However, we may wish to borrow additional amounts or sell shares of our common stock to realize additional funds in order to expand and grow its operations. However, there can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

Operating Activities . For the six months ended June 30, 2007, net cash flows from operating activities was approximately $11,178,005 compared with net cash flows from operating activities of approximately $2,449,429 for the six months ended June 30, 2006. The increase in net cash flows from operating activities was attributable primarily to a decrease in deferred income of approximately $8.3 million during the first six months of 2006, which resulted in an equivalent decrease in cash flows from operations during that period. During 2007, deferred income increased by approximately $500,000.

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

Capital Contributions to PRC Subsidiaries

In June, 2007, the Company made capital contributions in an aggregate amount of approximately $9.48 million to two majority-owned subsidiaries registered in the People’s Republic of China. The planned activities of the subsidiaries are the breeding and rearing of cows and the distribution of fresh milk. The subsidiaries are not expected to commence operations until 2008.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures . The Company’s Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer , after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1943, Rule 13a-15(e) and 15d-15(e)) as of June 30, 2007, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls . In connection with their evaluation, the certifying officers identified no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2007 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits
(a)	Exhibits
10.1	Loan Agreement by and between American Dairy, Inc. and Moveup Limited

10.2	Equity Purchase Agreement by and among Moveup Limited , Hunan Mulin Modern Food Company, Ltd., Australia Ausnutria Dairy Pty., Chen Yuanrong and Ausnutria Dairy (Hunan)Company Ltd.

10.3	Share Subscription Agreement by and between Moveup Limited and Ausnutria Dairy International Ltd.

10.4	Share Subscription Agreement by and between Ausnutria Dairy International Ltd. and American Dairy, Inc.

31.1	Certification of Leng You-Bin

31.2	Certification of Liu Hua

32	Certification of Leng You-Bin and Liu Hua

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Dairy, Inc.

Date: August 21, 2007	By:	/s/ Leng You-Bin

Leng You-Bin, Chief Executive Officer and President

By:	/s/ Liu Hua

Liu Hua, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer