Form 10-Q
period 2007-09-30
AMERICAN DAIRY INC
filed 2007-11-19
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,952,388 shares as of November 7, 2007.

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash	$58,363,718	$39,473,910
Accounts receivable
Trade-net of allowance for bad debts of $353,833 and $322,520, respectively	5,967,692	5,459,760
Employees	197,622	433,121
Other	105,179	452,728
Short term investments	10,013,351	-
Notes receivable	2,200,720	230,179
Inventories	23,268,951	13,913,766
Prepaid expenses	2,257,221	664,530
Advances to suppliers	5,360,908	1,301,935
Due from related parties	96,430	-
Deposit for inventory	197,400	-
Other current assets	4,995	-
Other tax refundable	-	1,365,214

Total current assets	108,034,187	63,295,143

Property and equipment:
Fixed assets, net of accumulated depreciation	52,161,117	36,981,569
Construction in progress	30,465,765	9,433,148

	82,626,882	46,414,717
Other assets:
Deposit	9,333,869	-
Note receivable	4,000,000	-
Intangible assets, net of amortization	3,513,037	-
Goodwill	1,634,467	1,460,695

	18,481,373	1,460,695

Total assets	$209,142,442	$111,170,555

See accompanying notes to financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30,	December 31,
	2007	2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,632,518	$13,263,315
Current portion of long term debt	121,802	5,103,197
Advances from related parties	146,130	119,911
Advances from employees	583,845	735,294
Deferred income	4,923,371	2,145,325
Short-term notes and loans payable	1,579,600	13,122,868

Total current liabilities	21,987,266	34,489,910

Long term debt, net of current portion shown above, net of discount of $1,247,907
and $1,715,871, respectively	101,964,533	16,936,654

Minority interest	507,343	-

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 16,835,268 and 15,831,820
shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	16,835	15,832
Additional paid-in capital	25,465,973	17,834,429
Retained earnings	52,133,522	40,177,074
Accumulated other comprehensive income	7,066,970	1,716,656

Total stockholders' equity	84,683,300	59,743,991

Total liabilities and stockholders' equity	$209,142,442	$111,170,555

See accompanying notes to financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

SALES	$41,220,158	$32,611,627	118,741,546	$84,614,873
COST OF GOODS SOLD	22,222,151	15,266,001	63,921,612	40,511,966

Gross Profit	18,998,007	17,345,626	54,819,934	44,102,907

OPERATING AND ADMINISTRATIVE
EXPENSES:
Distribution expenses	8,735,026	10,567,343	28,839,097	25,698,262
General and administrative expenses	2,146,671	1,451,998	5,981,839	3,788,019
Depreciation	115,747	89,186	319,641	256,970

	10,997,444	12,108,527	35,140,577	29,743,251

Income from operations	8,000,563	5,237,099	19,679,357	14,359,656

OTHER INCOME (EXPENSE):
Liquidating damages	(1,820,000)	-	(1,820,000)	-
Refunds of VAT taxes	384,525	-	1,527,746	1,449,710
Other income (expense)	167,903	477,487	164,419	314,016
Interest and finance costs	(4,408,989)	(212,206)	(7,158,966)	(615,143)

	(5,676,561)	265,281	(7,286,801)	1,148,583

MINORITY INTEREST	-	25,859	-	46,468

INCOME BEFORE INCOME TAXES	2,324,002	5,528,239	12,392,556	15,554,707

(PROVISION FOR) BENEFIT FROM INCOME TAXES	-	-	-	-

NET INCOME	2,324,002	5,528,239	12,392,556	15,554,707

Other comprehensive income:
Foreign currency translation adjustment	2,937,801	724,447	5,350,314	1,193,801

TOTAL COMPREHENSIVE INCOME	$5,261,803	$6,252,686	$17,742,870	$16,748,508

BASIC NET INCOME PER COMMON SHARE	$0.14	$0.37	$0.77	$1.07

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	16,554,132	14,895,411	16,121,026	14,566,126

DILUTED NET INCOME PER COMMON SHARE	$0.13	$0.32	$0.73	$0.91

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	17,422,782	17,670,895	17,000,413	17,337,967

See accompanying notes to financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,392,556	$15,554,707
Adjustments to reconcile net income to operating activities -
Depreciation	1,840,154	1,362,854
Bad debt expense	31,313	-
Compensation expense for stock issued	1,060,750	1,055,480
Compensation expense for warrant extension	-	290,952
Interest expense from accrual of guaranteed redemption value	4,563,148	-
Interest expense from amortization of loan discount	467,964	-
Gain on disposal of assets	-	(142)
Changes in assets and liabilites-(Increase) decrease in:
Accounts and notes receivable	(539,245)	(2,430,056)
Other receivables	347,549	1,248,082
Employee receivables	235,499	(252,756)
Inventories	(9,791,293)	(5,542,436)
Prepaid expenses	(1,592,691)	534,658
Advances to suppliers	(4,058,973)	134,208
Due from related parties	(96,430)	-
Deposit for inventory	(197,400)	-
Other current assets	(4,995)	-
Other tax refundable	1,365,214	500,892
Increase (decrease) in -
Accounts payable and accrued expenses	1,369,203	2,050,016
Advances from related parties	26,219	12,082
Advances from employees	(151,449)	(244,061)
Deferred income	2,778,046	(8,135,895)

Net cash provided by (used in) operating activities	10,045,139	6,138,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments	(10,013,351)	-
Purchase of fixed assets	(16,089,528)	(3,119,859)
Loans made on note receivable	(5,970,541)	-
Disposal of assets	42,323	-
Deposit	(9,333,869)	-
Intangibles	(3,513,037)	-
Acquisition of minority interest	(173,772)	(76,443)
Minority interest	507,343	-
Construction in progress	(21,032,617)	(2,678,688)

Net cash used in investing activities	(65,577,049)	(5,874,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	118,388	13,437,121
Proceeds from long-term debt	80,000,000	732,880
Repayments of short-term debt	(11,465,750)	(4,932,367)
Repayments of long-term debt	(403,031)	(779,880)
Sale of common stock and capital contribution	821,797	590,067

Net cash provided by financing activities	69,071,404	9,047,821

Effect of exchange rate change on cash and cash equivalents	5,350,314	1,193,801

NET INCREASE IN CASH AND EQUIVALENTS	18,889,808	10,505,217

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,473,910	12,958,435

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,363,718	$23,463,652

See accompanying notes to financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$340,397	$266,779

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2007, and 2006, the Company issued for services rendered 29,500 and 49,000 common shares, valued at $646,000 and $433,650, respectively.

During the three months ended June 30, 2007, and 2006, the Company issued for services rendered 19,750 and 39,250 common shares, valued at $414,750 and $621,830, respectively.

During the three months ended September 30, 2007, holders of $5,000,000 in convertible debt elected to convert their notes plus accrued interest into 575,000 shares of the Company's stock. The conversion price was $10.00 per share.

See accompanying notes to financial statements.

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of American Dairy, Inc. and subsidiaries as of September 30, 2007 and December 31, 2006 and the results of their operations for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire year.

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

INVESTMENTS - The Company classifies its debt and marketable equity securities into held-to-maturity, trading, or available-for-sale categories. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Gains or losses on securities sold are based on the specific identification method.

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. There were no impairments recorded at September 30, 2007 and December 31, 2006.

DEFERRED REVENUES - Revenue from the sale of goods or services is recognized when goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue.

REVENUE RECOGNITION - Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed. During the three months ended September 30, 2007 and 2006, the five major customers in total represented 11% and 6% of sales, respectively. No individual customer represented over 10% of sales during the three months ended September 30, 2007 and 2006. During the nine months ended September 30, 2007 and 2006, the five major customers in total represented 13% and 8% of sales, respectively. No individual customer represented over 10% of sales during the nine months ended September 30, 2007 and 2006.

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Historically the local currency's exchange rate had been tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005 the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of September 30, 2007 and December 31, 2006, the exchange rate was 7.49 and 7.82 Yuan per US Dollar, respectively.

TAXATION - In accordance with the requirements of Statement of Financial accounting Standards No. 109 "Accounting For Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the three and nine month periods ended September 30, 2007 and 2006, Feihe Dairy enjoyed a 100% tax holiday from enterprise income taxes. Therefore the only timing differences giving rise to deferred income taxes during these periods was the tax effect of the net operating loss carryforward at the parent company level, which was subject to a 100% valuation allowance.

A provision has not been made at September 30, 2007 for U.S. or additional foreign withholding taxes on approximately $33,057,000 of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 at January 1, 2007 did not have a material effect on the Company’s financial position.

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

During the nine months ended September 30, 2007 and 2006, the Kedong County Government had a policy of refunding amounts equal to 50% of the value added tax paid as an economic incentive to support the local economy through the employment the Company provides at its production facilities. These refunds which amounted to $384,525 and $-0- for the three months ended September 30, 2007 and 2006, and $1,527,746 and $1,449,710 for the nine months ended September 30, 2007 and 2006, respectively, are reflected in other income on the financial statements.

PRODUCT DISPLAY FEES - The Company has entered into a number of agreements with the resellers of its products, whereby the Company pays the reseller an agreed upon amount to display its products. As prescribed by the Emerging Issues Task Force Issue 01-09: Accounting for Consideration Given by a Vendor to a Customer, the Company has reduced sales by the amounts paid under these agreements. For the three months ended September 30, 2007, and 2006 these totaled $1,564,453, and $353,769, respectively. For the nine months ended September 30, 2007, and 2006 these totaled $4,280,018, and $1,473,551, respectively.

The cost of products given to resellers as additional incentive is included as a component of cost of goods sold. During the three and nine months periods ended September 30, 2007 the Company gave $1,023,102 and $5,106,168 respectively of product was given to resellers. The Company did not give any product to resellers during the comparable periods in 2006.

ADVERTISING COSTS - Advertising costs are charged to operations when incurred. Advertising expense totaled $2,168,827 and $7,347,522 during the three months ended September 30, 2007 and 2006, respectively, and totaled $13,445,400 and $16,608,001 during the nine months ended September 30, 2007 and 2006, respectively.

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

FAIR VALUE OF FINANCIAL STATEMENTS - The carrying amounts of certain financial instruments, including cash, accounts receivable, note receivable, other receivables, accounts payable, accrued expenses, advances from staff, notes payable and other payables approximate their fair values as of September 30, 2007 because of the relatively short-term maturity of these instruments.

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

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

4. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. Cash balances within the PRC totaled $48,794,509 as of September 30, 2007. As of September 30, 2007 the Company held $9,569,208 of cash balances within the United States of which $9,469,208 was in excess of FDIC insurance limits.

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

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Substantially all of the Company's profits are generated from operations in mainland China.

5. INVENTORIES

Inventories consist of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Raw and partially processed materials	$9,106,994	$4,405,270
Work in progress	4,407,532	329,867
Finished goods	9,754,425	9,178,629
	$23,268,951	$13,913,766

6. TAX REFUNDABLE

Tax refundable represents valued added tax refundable from the local governments in The People's Republic of China.

7. SHORT TERM INVESTMENTS

The Company’s short-term investments comprise equity and debt securities, all of which are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities at September 30, 2007, and December 31, 2006. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

The composition of trading securities, classified as current assets, is as follows at September 30, 2007, and December 31, 2006:

	September 30, 2007		December 31, 2006
	Cost	Fair Value	Cost	Fair Value
Investment plan-Construction Bank of China	$8,010,681	$8,010,681	$—	$—
Other short-term funds	2,002,670	2,002,670	—	—

Total trading securities	$10,013,351	$10,013,351	$—	$—

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
8. NOTES RECEIVABLE

Long term notes receivable consist of a secured promissory note executed by a Samoan company (“Debtor”) for a $4,000,000 advance by the Company to the Debtor. The note bears interest at 8%, payable semi-annually, and is due two years from the date of advance, with prepayment allowed after one year.
The note is collateralized by stock owed by the Debtor in a life insurance company based in Taiwan.

9. TRANSACTIONS WITH RELATED PARTIES

As of September 30, 2007 and December 31, 2006 the Company had the following balances due to its officers and directors:

	September 30,	December 31,
Name	2007	2006
Leng You-bin	$58,315	$31,013
Other officers and directors	87,815	88,898
	$146,130	$119,911

These balances are non-interest bearing and due on demand.

10. FIXED ASSETS

Fixed assets consist of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Buildings and land use rights	$31,643,388	$21,869,643
Plant and machineries	24,481,113	16,736,439
Motor vehicles	804,660	784,823
Computers and equipment	515,077	722,302
	57,444,238	40,113,207
Less: Accumulated depreciation	(5,283,121)	(3,131,638)
	$52,161,117	$36,981,569

Depreciation expense totaled $613,777 and $572,619, respectively, for the three months ended September 30, 2007 and 2006 of which $472,769 and $483,433 were included as a component of cost of goods in the respective periods. Depreciation expense totaled $1,840,154 and $1,362,854, respectively, for the nine months ended September 30, 2007 and 2006 of which $1,495,253 and $1,105,884, were included as a component of cost of goods in the respective periods.

11. CONSTRUCTION-IN-PROGRESS

The Company had major construction projects under construction at September 30, 2007 and December 31, 2006 as detailed below:

	September 30,	December 31,
	2007	2006
Feihe Dairy processing facilities	$2,015,002	$808,318
Shanxi facilities	8,736	—
GanNan Feedlot facilities	6,202,553	—
Kedong Feedlot facilities	9,357,432	—
Langfang production factory facilities	1,535,014	5,045,811
GanNan production factory facilities	11,347,028	3,579,019
	$30,465,765	$9,433,148

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

12. ADVANCES FROM EMPLOYEES

Advances from employees represented temporary funding by employees to improve cash flow and working capital of the Company. The advances were unsecured, interest free and repayable within one year.

13. DEFERRED INCOME

Receipts in advance represent advances from customers and for which goods have not been delivered as of the balance sheet date. Receipts in advance for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue.

14. NOTES PAYABLE

Short term notes and loans payable consist of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Unsecured, non-interest bearing obligation to an unrelated company, Repayable upon demand	$—	$1,031,461

Note payable to a bank, bearing interest at 5.85% per annum, secured by a loan guarantee, payable with interest upon maturity	—	3,836,317

Note payable to a bank, bearing interest at 5.36% per annum, secured by loan guarantees, payable with interest upon maturity	—	3,196,931

Note payable to a bank, bearing interest at 0.51% per month, secured by a loan guarantee, payable with interest upon maturity	—	1,918,159

Note payable to a related party, bearing interest at 5.85% per annum, unsecured, payable with interest upon maturity	237,904	358,056

Notes payable to raw materials suppliers for settlement of purchases	1,074,673	2,141,944

Unsecured, non-interest bearing obligation to county finance department, with no fixed repayment terms	267,023	640,000
	$1,579,600	$13,122,868

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

15. LONG-TERM DEBT

The Company is in violation of certain loan covenants which require insurance coverage. Under the provisions of the covenants, the Company is considered in default of these covenants, and all debt may be due upon demand. This debt consists of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Series B convertible notes, bearing interest at 7.5% per annum, payments $2,500,000 due on June 30, 2007 and August 14, 2007, convertible to common stock at a conversion price of $10.00 per share	$—	$5,000,000

Convertible notes, bearing interest at 7.75% per annum due on October 3, 2009, convertible to common stock at $14.50 per share, net of discount of $1,247,907 and $1,715,871 at September 30, 2007 and December 31, 2006, respectively	16,952,093	16,484,129

Guaranteed senior secured convertible notes, bearing interest at 1% per annum, maturing on June 1, 2012, convertible to common stock at an initial conversion price of $24.00 per share, including guaranteed redemption accrual of $4,563,148	84,563,148	—

Note payable to a bank, bearing interest at 5.76%, secured by plant and machinery, payable in 96 monthly installments	547,063	547,794

Unsecured obligation, bearing interest at 5.64%, to a city finance department	24,031	—

Note payable to a finance company, secured by a vehicle, payable in 60 monthly installments	—	7,928

	102,086,335	22,039,851

Less: current portion of long-term debt	(121,802)	(5,103,197)
	$101,964,533	$16,936,654

On October 3, 2006, convertible notes in the amount of $18,200,000 including warrants to purchase 251,000 shares of common stock at $14.50 per share were issued. The value of the warrants of $1,871,859 was recorded as a discount to the value of the notes and will be amortized to interest expense over the term of the notes.

Pursuant to the terms of a Registration Rights Agreement, dated as of October 3, 2006, executed in connection with the issuance of convertible notes in the amount of $18,200,000, the Company is required to file with the Securities and Exchange Commission a registration statement. . The Company has filed a registration statement with the SEC (File No. 333-144575) which seeks to register the shares underlying the October 2006 Notes for resale. However, the registration statement has not been declared effective. As a result of the registration statement not having been declared effective, the noteholders are entitled to liquidated damages at the rate of 2% of the outstanding principal of the notes per month. All of the noteholders previously agreed to waive the liquidated damages for the period prior to May 3, 2007. The Company has made liquidated damages payments of $1,820,000 to the noteholders, which represents liquidated damages due and payable from May 3 through September 30, 2007. This payment has been charged to earnings for the three and nine months ended September 30, 2007. Additional amounts continue to accrue at the rate of 2% of the outstanding principal of the notes for each month after October 1, 2007 (or pro rated portion thereof) until the registration statement is declared effective.

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Series B convertible notes maturing on June 30, 2007, in the amount of $2,500,000 plus accrued interest were converted into shares of common stock of the Company in July, 2007. Also, Series B convertible notes maturing August 14, 2007, in the amount of $2,500,000 plus accrued interest were converted into share of common stock of the Company in August, 2007.

Principal payments due by year for the next five years and thereafter on these notes are as follows:

Fiscal year ended December 31,	Amount
2007	$121,802
2008	97,770
2009	18,297,770
2010	97,770
2011	97,770
Thereafter	84,621,360
103,334,242
Less discount	(1,247,907)
$102,086,335

This table does not include future increases in guaranteed redemption values associated with $80,000,0000 in face value of notes issued in June of 2007. See Note 16 below for further detail.

16. CONVERTIBLE NOTES PAYABLE

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

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Costs associated with obtaining the $80,000,000 financing of $3,697,934 were capitalized as a deferred charge and are shown as an intangible asset as of September 30, 2007. These costs will be amortized over the term of the note. Amortization of $184,897 was charged to expense during the three and nine months ended September 30, 2007.

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

As of September 30, 2007, the Company has accreted $4,563,148 of the additional redemption amount related to the June 2007 Notes, of which amount $3,451,120 and $4,563,148 are included in interest expense for the three months and nine months ended September 30, 2007, respectively.

The indenture, notes purchase agreement and investor rights agreement related to the June 2007 Notes contain various covenants that may limit the Company’s discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, if there is a default, or if the Company does not maintain certain financial covenants or does not maintain borrowing availability in excess of certain pre-determined levels, the June 2007 Notes may be accelerated with the balance becoming due and payable immediately and the Company may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on capital stock) or redeem or repurchase capital stock.  As of September 30, 2007, the Company has complied with all the required note covenants.

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Following is a schedule of increases in redemption value by year:

American Dairy Inc
Schedule of Guaranteed redemption values on $80 million loan

	Increase in redemption	Total increase in
Period	value per $100,000	Redemption Value	Monthly Accrual
Six months ended December 1, 2007	$8,628	$6,902,240	$1,150,373

Six months ended June 1, 2008	9,372	7,497,760	1,249,627

Six months ended December 1, 2008	10,181	8,144,648	1,357,441

Six months ended June 1, 2009	11,059	8,847,352	1,474,559

Six months ended December 1, 2009	12,013	9,610,608	1,601,768

Six months ended June 1, 2010	13,050	10,439,872	1,739,979

Six months ended December 1, 2010	14,176	11,340,608	1,890,101

Six months ended June 1, 2011	15,399	12,319,056	2,053,176

Six months ended December 1, 2011	16,727	13,381,912	2,230,319

Six months ended June 1, 2012	18,171	14,536,488	2,422,748
	$128,776	$103,020,544

17. MINORITY INTEREST

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

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

The amounts paid in excess of the fair value of the net assets acquired has been recorded as goodwill as of September 30, 2007.

During June of 2007 the Company acquired (through one of its wholly owned subsidiaries) a 95 % interest in two newly formed entities, Kedong Feedlots and GanHan Feedlots. The minority interest in these two entities totaled $507,343 as of September 30, 2007. Since both of these entities were in the development stage at September 30, 2007 and had not commenced operations, the minority interest in these two entities had no impact on earnings during the three and nine month periods ended September 30, 2007.

18. CAPITAL STOCK

The Company has 50,000,000 shares of authorized Common Stock with a par value of $.001 per share.

During the nine months ended September 30, 2007 and 2006, respectively, the Company had stock transactions detailed below:

The Company issued 49,250 and 88,250 shares, respectively, of restricted common stock valued at $1,060,750 and $910,930, respectively, to the board and others for services.

The Company issued 379,198 and 172,761 shares, respectively, of common stock pursuant to the exercise of warrants, resulting in proceeds of $821,797 and $345,848, respectively, to the Company.

The Company issued 575,000 shares of common stock pursuant to the conversion of the Series B notes described in Note 13 above.

19. INCOME TAX

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

The tax holiday resulted in tax savings as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
	2007	2006	2007	2006
Approximate tax savings	$1,718,000	$2,129,000	$4,383,000	$5,972,000

Benefit per share
Basic	$0.10	$0.14	$0.27	$0.41
Diluted	$0.10	$0.12	$0.26	$0.34

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

The Company has a U.S net operating loss carryforward of approximately $8,600,000 which will begin expiring in 2023. For financial reporting purposes the deferred tax asset of $3,311,000 associated with this loss carryforward is fully reserved as of September 30, 2007.

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

Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of September 30, 2007, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of September 30, 2007, if recognized, would not have a material effect on its effective tax rate. The company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

20. EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share (EPS), as defined, on the face of the statements of operations for all entities with complex capital structures. SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2007

Basic EPS income available to Common shareholders	$2,324,002	16,554,132	$.14

Effect of dilutive securities:
Warrants issued	—	868,650	$—

Diluted EPS income available to Common shareholders	2,324,002	17,422,782	$.13

For the three months ended September 30, 2006

Basic EPS income available to Common shareholders	$5,528,239	14,895,411	$.37

Effect of dilutive securities:
Warrants issued	—	2,230,796	$(.04)
Convertible notes	93,750	544,688	$(.01)

Diluted EPS income available to Common shareholders	$5,621,989	17,670,895	$.32

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the nine months ended September 30, 2007

Basic EPS income available to Common shareholders	$12,392,556	16,121,026	$.77

Effect of dilutive securities:
Warrants issued	—	879,386	$(.04)

Diluted EPS income available to Common shareholders	$12,392,556	17,000,413	$.73

For the nine months ended September 30, 2006

Basic EPS income available to Common shareholders	$15,554,707	14,566,126	$1.07
Effect of dilutive securities:
Warrants issued	—	2,227,153	$(.14)
Convertible notes	281,250	544,688	$(.02)

Diluted EPS income available to Common shareholders	$15,835,957	17,337,967	$.91

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

21. STOCK OPTIONS AND WARRANTS

Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the "Plan") which reserved 3,000,000 shares of Common Stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies FASB 123(r) and related interpretations in accounting for its plan. Compensation for services that a corporation receives under FASB 123(r) through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. Compensation expense of $-0- and $1,060,750 was recorded during the three and nine months ended September 30, 2007 related to the Plan, compared to compensation expense of $144,550 and $1,055,480 that was recorded during the three and nine months ended June 30, 2006.

As of September 30, 2007, the Company had 1,161,363 warrants outstanding at an average exercise price of $4.78 per warrant for one share each of the Company's common stock. The warrants will expire at various dates, with 910,363 expiring in 2009, and the balance of 251,000 expiring in 2012.

Information with respect to outstanding warrants to service providers is as follows:

		Average
		Exercise
	Shares	Price
Outstanding warrants at December 31, 2006	1,545,941	$4.29
Warrants granted	—
Exercised	(384,578)
Expired	—	—
Outstanding warrants at September 30, 2007	1,161,363	$4.78

Warrants Outstanding			Warrants Exercisable
Shares	Average	Average	Shares	Average
Outstanding	Remaining	Exercise	Outstanding	Exercise
September 30, 2007	Life (Years)	Price	September 30, 2007	Price
1,161,363	2.8	$4.78	1,161,363	$4.78

22. COMMITMENTS

As of September 30, 2007, the Company has future commitments to acquire land use rights totaling $275,070, for construction obligations of $6,881,943, and to pay future advertising costs totaling $1,148,781.

As of September 30, 2007, there were no minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year.

Rent expense incurred during the three months ended September 30, 2007 and 2006 totaled $19,230 and $18,540, respectively. Rent expense incurred during the nine months ended September 30, 2007 and 2006 totaled $69,032 and $53,080, respectively.

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

In accordance with the terms and conditions of a Sale and Purchase Agreement dated July 25, 2003, the Company has agreed to acquire land use rights and a factory in Kedong County for a total consideration of $401,000. At the Company's option the liability could be settled through payment of cash consideration or through the issuance of 200,000 shares of its common stock. This option had not expired as of December 31, 2006. The Company accrued the liability during the year ended December 31, 2004. As of September 30, 2007 the Company had not settled the commitment

23. DEPOSIT

On June 27, 2007 the Company made a short term interest free loan in the amount of $9,333,869 to an acquisition entity for the purpose of making a deposit or advance payment for the purchase of an equity interest in Ausnutria Dairy (Hunan) Company Ltd., a privately held distributor of high-quality nutritional, powdered milk and infant formula products based in Changsha, Hunan Province, China. The acquisition entity in turn advanced these funds to the shareholders of Ausnutria Dairy (Hunan) Company Ltd as a deposit towards the purchase.

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

The transactions contemplated by the letter of intent are intended to result in the Company acquiring a 75% equity interest in Ausnutria Dairy (Hunan) Company Ltd.

24. SUBSEQUENT EVENT

On October 25, 2007, an indirect subsidiary of American Dairy, Inc. (the “Company) entered into an Equity Purchase Agreement (the “EPA”) for the purchase of 75% of the issued and outstanding equity interests in Ausnutria Dairy (Hunan) Company Ltd. (“AUSD”), a distributor of milk powder and rice products in the People’s Republic of China (“China” or the “PRC”). The 75% equity interest is being acquired from two shareholders of AUSD, Chen Yuanrong and Hunan Mulin Modern Food Company Ltd. The aggregate purchase price paid for the 75% equity interest pursuant to the EPA is approximately USD $27 million (the “Purchase Price”). Completion of the transaction is contingent upon obtaining certain regulatory approvals in the PRC, including a new business license from the local counterpart of the State Administration for Industry & Commerce.

As described in Note 23, on June 27, 2007, the Company entered into a Loan Agreement with Moveup Limited pursuant to which the Company advanced USD $10 million as a deposit towards the purchase of an equity interest in AUSD (the “Deposit”). In connection with the Loan Agreement, the Company also entered into a Share Subscription Agreement with Ausnutria Dairy Pty. Ltd. However, the Company has decided not to pursue the transaction structure contemplated by the Loan Agreement and the Share Subscription Agreement and is in the process of terminating these agreements. The EPA represents an alternative transaction structure that is separate from the Loan Agreement and the Share Subscription Agreement. The Deposit, which was being held in escrow, has been applied towards the Purchase Price.

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

We must make estimates of the collectibility of accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use different estimates. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary timing differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses, that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Overview

Effective May 7, 2003, American Dairy (“American Dairy” or the “Company”) completed the acquisition of 100% of the issued and outstanding capital stock of American Flying Crane Corporation (formerly called American Dairy Holdings, Inc.) (“AFC”), a Delaware corporation. As a result, AFC became a wholly-owned subsidiary of American Dairy. For financial reporting purposes, this transaction was treated as a recapitalization of American Flying Crane and the historical figures prior to May 7, 2003 represent the activities of American Flying Crane.

Results of Operations

Comparison of operations for the three months and nine months ended September 30, 2007 with the three and nine months ended September 30, 2006:

Revenues

For the quarter ended September 30, 2007, sales increased by $8,608,531, or 26% quarter-on-quarter, to $41,220,158, as compared to sales of $32,611,627 for the corresponding quarter in 2006. The third quarter's sales revenues represented average monthly sales revenues of approximately $13,740,052 as compared to average monthly sales revenues of approximately $10,870,542 for the corresponding quarter in 2006. This represents an average monthly increase of $2,869,510, or 26%, as compared to the corresponding quarter in 2006.

For the nine month period ended September 30, 2007, sales increased by $34,126,673 or 40%, to $118,741,546, as compared to sales of $84,614,873 for the corresponding nine month period in 2006. The sales revenues for the nine month period ended September 30, 2007 represented average monthly sales revenues of approximately $13,193,505 as compared to average monthly sales revenues of approximately $9,401,653 for the corresponding nine month period in 2006. This represents an average monthly increase of $3,791,852, or 40%, as compared to the corresponding nine month period in 2006.

The reasons for the variance in sales revenues for the three and nine month periods ended September 30, 2007 is attributable to an increase in overall sales volume.

Net Income and Income from Operations

During the three months ended September 30, 2007, the Company’s net income decreased $3,204,237, or 58% quarter-on-quarter, to $2,324,002 from $5,528,239 for the comparable quarter in 2006. During the nine month period ended September 30, 2007, the Company’s net income decreased $3,162,151, or 20%, to $12,392,556 from $15,554,707 for the comparable nine month period in 2006.

Our fully diluted net income per common share was $0.13 for the third quarter of 2007, as compared to $0.32 for the third quarter of 2006. For the nine months ended September 30, 2007, our fully diluted net income per common share was $0.73, as compared to $0.91 for the comparable period in 2006.

The decrease in net income for the third quarter is primarily attributable to the following. During the third quarter, the Company incurred substantial costs in connection with the $80 million convertible note financing completed in June 2007, including $4.4 million in interest and finance costs, of which $4.2 million are recurring non-cash interest accruals. The Company also incurred a one-time payment of approximately $1.82 million for liquidated damages paid pursuant to a Registration Rights Agreement entered into in October 2006. In addition, the Company’s net income was affected by an increase in general and administrative expenses.

During the three months ended September 30, 2007, the Company’s income from operations increased $2,763,464, or 53% quarter-on-quarter, to $8,000,563 from $5,237,099 for the comparable quarter in 2006. During the nine month period ended September 30, 2007, the Company’s income from operations increased $5,319,701 or 37%, to $19,679,357 from $14,359,656 for the comparable nine month period in 2006. The increase in income from operations is attributable to lower advertising expenses. Advertising expenses decreased $5,178,695, or 70%, to $2,168,827 during the three months ended September 30, 2007, as compared to $7,347,522 during the comparable quarter in 2006. During the nine months ended September 30, 2007, advertising expenses decreased $3,162,601, or 19% to $13,445,400 as compared to $16,608,001 during the comparable nine month period in 2006.

Cost of Goods, Gross Profit and Gross Margin

For the quarter ended September 30, 2007, cost of goods sold increased by $6,956,150 or 46% quarter-on-quarter to $22,222,151 compared to cost of goods of $15,266,001 for the same corresponding quarter in 2006. Quarter-on-quarter increases in cost of goods sold of 46% exceeded our quarter on quarter increases in revenues sold of 26%. For the nine months ended September 30, 2007, cost of goods sold increased by $23,409,646 or 57% to $63,921,612 compared to cost of goods of $40,511,966 for the corresponding nine month period in 2006. For the nine months, increases in cost of goods of 58% exceeded increases in revenues of 40%.

For the quarter ended September 30, 2007, gross profit increased by $1,652,381 or 9.5% quarter-on-quarter to $18,998,007, as compared to gross profit for the corresponding quarter in 2006 of $17,345,626. Gross profit margin (the ratio of gross profit to revenue, expressed as a percentage) decreased to approximately 46% for the quarter ended September 30, 2007 compared to approximately 53% for the corresponding quarter in 2006. For the nine months ended September 30, 2007, gross profit increased by $10,717,027 or 24%, to $54,819,934 as compared to gross profit for the corresponding period in 2006 of $44,102,907. Gross profit margin (the ratio of gross profit to revenue, expressed as a percentage) decreased to 46% for the nine months ended September 30, 2007 compared to approximately 52% for the corresponding nine month period in 2006.

The change in cost of goods sold and gross profit margin is affected by product display, or slotting, fees paid to resellers, as well as the cost of products given to resellers as an incentive. These costs are incurred as a result of the Company’s efforts in increase its market share.

Product display fees totaled $1,564,453 for the quarter ended September 30, 2007, as a compared to $353,769 for the comparable quarter in 2006. For the nine period ended September 30, 2007, product display fees totaled $4,280,018 as compared to $1,473,551 for the comparable nine month period in 2006. During the three and nine months periods ended September 30, 2007 the Company gave $1,023,102 and $5,106,168, respectively, of product to resellers as an incentive. The Company did not give any product to resellers during the comparable periods in 2006.

Expenses

Distribution and other operating costs represented expenditures in connection with the distribution of our products. For the quarter ended September 30, 2007, distribution expenses decreased by $1,832,317 or approximately 17% quarter-on-quarter to $8,735,026, as compared to $10,567,343 for the corresponding quarter in 2006. For the nine months ended September 30, 2007, distribution expenses increased by $3,140,835 or approximately 12% to $28,839,097, as compared to $25,698,262 for the corresponding nine month period in 2006.

General and administrative expense increased by $694,673 or 48% to $2,146,671 during the three months ended September 30, 2007 from $1,451,998 during the same period in 2006. During the nine months ended September 30, 2007, general and administrative expense increased by $2,193,820 or 58% to $5,981,839 from $3,788,019 for the corresponding period in 2006. The increase includes increases in professional fees due to financing and acquisition activities.

During the quarters ended September 30, 2007 and 2006, we incurred $4,408,989 and $212,206, respectively, of interest and financing costs associated with debts. During the nine months ended September 30, 2007 and 2006, we incurred $7,158,966 and $615,143, respectively, of interest and financing costs associated with debts. The additional interest expense is attributable to the convertible note offering completed in June 2007 (See “Recent Developments”, below).

Our overall inventories increased $9,355,185, or approximately 67% from $13,913,766 at December 31, 2006 to $23,268,951 at September 30, 2007. Our inventories of raw and partially processed materials increased by $4,701,724, or approximately 107% during that period, from $4,405,270 at December 31, 2006 to $9,106,994 at September 30, 2007. Our raw materials consist of demineralized whey powder (DWP) and raw milk. Our inventories of work in progress increased $4,077,665, or 1,236%, from $329,867 at December 31, 2006 to $4,407,532 at September 30, 2007. Our inventories of finished goods increased $575,796, or 6%, from $9,178,629 at December 31, 2006 to $9,754,425 at September 30, 2007. The increase in overall inventories was primarily due to increased sales volumes and a recurring autumnal buildup in preparation for winter.

Liquidity and Capital Resources

Working Capital. At September 30, 2007, we had working capital of approximately $86,046,921. We anticipate that we will have adequate working capital in the foreseeable future. However, we may wish to borrow additional amounts or sell shares of our common stock to realize additional funds in order to expand and grow our operations. However, there can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

Operating Activities. For the nine months ended September 30, 2007, net cash flows used in operating activities was approximately $10,045,139 compared with net cash flows used in operating activities of approximately $6,138,585 for the nine months ended September 30, 2006.

Investing Activities. During the nine months ended September 30, 2007, net cash used in investing activities increased by approximately $59,702,059 to $65,577,049 from $5,874,990. This increase was due primarily to funds advanced in connection with an acquisition, property and equipment expenditures, and construction costs in connection with the Company’s processing and production facilities.

Financing Activities. Net cash from financing activities during the nine month period ended September 30, 2007 was approximately $69,071,404 as compared to $9,047,821 during the nine months ended September 30, 2006. This increase in net cash from financing activities was due to the completion of our convertible note financing in September, 2007. See “Recent Developments” below for a description of this financing.

Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the near future. In the event of an unanticipated shortfall, we have access to a line of credit with the Construction Bank of China to fund our operations.

Contractual Obligations. The following table is a summary of the Company's contractual obligations as of September 30, 2007:

Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
Debt obligations (1)	$203,371,238	$1,701,402	$18,649,292	$183,020,544	$--
CIP (construction-in-progress) obligations	$24,861,738.40	$24,861,738.40	--	--	--
Land use rights commitments	$283,927.69	$6,527.66	$13,055.32	$13,055.32	$251,289.39

(1) The debt obligations include the guaranteed redemption value on the $80,000,000 in convertible debt issued in June, 2007.

We are in violation of certain loan covenants which require insurance coverage. Under the provisions of the covenants, we are considered to be in default of these covenants, and all debt under the relevant financing agreements may be due upon demand. As of September 30, 2007, our long-term debt obligations were $101,964,533 in the aggregate (net of current portion). We have not had any discussions with our lenders regarding this technical default and have not received any demand for payment. Any such demand would require that we utilize funds which are currently earmarked for our expansion and acquisition program, including bringing our new facilities into full operation, in order to pay any amounts so demanded.

Recent Developments

Purchase of Equity Interest in Ausnutria Dairy (Hunan) Company Ltd.

On October 25, 2007, an indirect subsidiary of American Dairy, Inc. (the “Company) entered into an Equity Purchase Agreement (the “EPA”) for the purchase of 75% of the issued and outstanding equity interests in Ausnutria Dairy (Hunan) Company Ltd. (“AUSD”), a distributor of milk powder and rice products in the People’s Republic of China (“China” or the “PRC”). The 75% equity interest is being acquired from two shareholders of AUSD, Chen Yuanrong and Hunan Mulin Modern Food Company Ltd. The aggregate purchase price paid for the 75% equity interest pursuant to the EPA is approximately USD $27 million (the “Purchase Price”). Completion of the transaction is contingent upon obtaining certain regulatory approvals in the PRC, including a new business license from the local counterpart of the State Administration for Industry & Commerce.

As previously reported, on June 27, 2007, the Company entered into a Loan Agreement with Moveup Limited pursuant to which the Company advanced USD $10 million as a deposit towards the purchase of an equity interest in AUSD (the “Deposit”). In connection with the Loan Agreement, the Company also entered into a Share Subscription Agreement with Ausnutria Dairy Pty. Ltd. However, the Company has decided not to pursue the transaction structure contemplated by the Loan Agreement and the Share Subscription Agreement and is in the process of terminating these agreements. The EPA represents an alternative transaction structure that is separate from the Loan Agreement and the Share Subscription Agreement. The Deposit, which was being held in escrow, has been applied towards the Purchase Price.

Development of Dairy Ranches

During the third quarter, we began the process of developing two diary ranches in China. The purpose of the dairy ranches is to raise and breed cows in order to provide an additional source of organic fresh milk for our milk processing facilities. One of the ranches will be located in Kedong County, China, and will supply milk to our milk processing facility located in Kedong. The other ranch will be located in Gannan County and will supply milk to our milk processing facility located in Gannan. To date, we have invested approximately $15.5 million in the development of the dairy ranches.

Convertible Notes Offering

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

The June 2007 Notes are convertible into shares of our common stock at the option of the holders of the June 2007 Notes at an initial conversion price of $24.00 per share, subject to adjustment upon the occurrence of certain events such as our issuance of additional convertible or derivative securities or common stock at a price per share below the conversion price under the notes or our effecting a stock split or similar change in our capitalization. In addition, beginning with March 1, 2008 the conversion rate is subject to adjustment semi-annually on March 1 and September 1 to equal a quotient obtained by dividing (i) $100,000 by (ii) the volume weighted average price of our common stock over the thirty trading days preceeding the relevant adjustment date. The conversion rate will not be reduced to an amount lower than $12.00 per share as a result of any such semi-annual adjustment.

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

As of September 30, 2007, the Company had not entered into any type of hedging or interest rate swap transaction.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1943, Rule 13a-15(e) and 15d-15(e)) as of September 30, 2007, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed and summarized and reported on a timely basis and is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. In connection with their evaluation, the certifying officers identified no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2007 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our common stock involves a number of risks. You should carefully consider the risks described below before deciding whether to invest in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also adversely affect us. If any of the following risks materializes in the future, our business, financial condition or results of operations could be materially harmed.

General

Our planned expansion involves significant costs and exposes us to a number of risks unique to these actions. We expect to incur significant costs related to our planned expansion, which may not prove to be profitable. We anticipate that the proposed development of our dairy ranches and the expansion of our milk processing plants may include the construction of new or additional facilities. American Dairy’s cost estimates and projected completion dates for any of this construction may change significantly as the projects progress. Moreover, any delays in our expansion plans could cause our profits to decline and jeopardize our business.

In addition, American Dairy’s planned expansion projects may entail significant construction risks, including design issues, shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, regulatory or operating problems, and the significant risks commonly associated with implementing a new marketing strategy in changing and expanding markets, any of which could have a material adverse effect on the cost or timeliness of completion of a project. Any delay in the completion of an expansion project could delay American Dairy’s receipt of projected revenues, which, when coupled with the increased costs and expenses related to these projects, could cause a decline in our profits. The significant expenditures required during any of these phases to expand our milk processing plants may not ultimately result in increased profits.

As we grow our operations, American Dairy will be required to add and train personnel, expand our management information systems and control expenses. If we do not successfully address American Dairy’s increased management needs or are otherwise unable to manage our growth effectively, American Dairy’s operating results could be materially and adversely affected.

We depend on supplies of raw milk and other raw materials, a shortage of which could result in reduced production and sales revenues for us. Raw milk is the primary raw material we use to produce our products.  As we pursue our growth strategy, we expect our raw milk demands to continue to grow. Because we do not own any dairy cows, we source our raw milk primarily from our milk collection centers.  The milk collection centers depend on individual dairy farmers and dairy farms in their vicinity who own the dairy cows to bring the dairy cows to the milk collection centers for milking on a daily basis.  In some instances, we have also entered into one-year output contracts with individual farmers and dairy farms to supplement our raw milk supplies.

We cannot guarantee that the milk collection centers will be able to maintain a consistent supply of raw milk to accommodate our present or expected future needs. The raw milk supply available from milk collection centers is dependent on and limited by the desire and ability of individual dairy farmers and dairy farms supplying them to ensure that their cows continuously produce raw milk of a sufficient quantity, and for that quantity to continue to increase. In order to meet our projected needs, we expect that we will need to continue to increase the number of milk collection centers from which we source our raw milk. We cannot assure you that we will be able to establish relationships with additional milk collection centers or that there will be sufficient supplies of raw milk from individual dairy farmers and diary farms provided to any milk collection centers. The security of our raw milk supply is also limited by the ability of the individual farmers and dairy farms to provide raw milk of a sufficient quantity to meet both our quality control guidelines as well as those imposed by Chinese law.

Raw milk production is, in turn, influenced by a number of factors that are beyond our control including, but not limited to, the following:

●
seasonal factors, with dairy cows generally producing more milk in temperate weather as opposed to cold or hot weather and extended unseasonably cold or hot weather potentially leading to lower than expected production;

●	environmental factors, with the volume and quality of milk produced by dairy cows closely linked to the quality of the nourishment provided by the environment around them; and

●
governmental agricultural and environmental policy, with government grants, subsidies, provision of land, technical assistance and other agricultural and environmental policies having a direct effect on the viability of individual dairy farmers and dairy farms, and the numbers of dairy cows and quantities of milk they are able to produce.

We also source large volumes of raw materials from suppliers. Interruption to or a shortage in the supply of raw milk or any other raw materials could result in our being unable to operate our production facilities at full capacity or, if the shortage is severe, at any production level at all, thereby leading to reduced revenues or production output and sales.

In order to successfully implement our growth strategy, we must be able to obtain additional amounts of raw milk from suppliers, and we must also be able to maintain quality control over the increased supply. The raw milk used in our products is supplied to American Dairy in small batches by numerous local farms under output contracts. The available supply of raw milk from local farms may not be sufficient to meet any increased demand for our products associated with our proposed expansion. As a result, we may be required to seek out additional supplies from new suppliers. When combined with the fact that, in order to increase the available supply of our products, we may need to modify our manufacturing methods, we could become subject to the loss of control over quality. Our inability to maintain quality control over the milk purchased by us, or our end-products, could limit our growth, cause our earnings to decline and make our business less profitable.

Commodity price increases will increase operating costs and may reduce profits. American Dairy uses many different commodities in addition to milk in the production of its products. Commodities are subject to price volatility caused by commodity market fluctuations, supply and demand, currency fluctuations, and changes in governmental agricultural programs. Commodity price increases will result in increases in raw material costs and operating costs. We may not be able to increase product prices to offset any increased costs; and increasing prices may result in reduced sales volume and profitability.

Our sales are subject to economic conditions in China. American Dairy's sales are concentrated in the PRC. Accordingly, American Dairy is susceptible to fluctuations in its business caused by adverse economic conditions in the PRC. American Dairy's products are priced higher than non-premium quality dairy products. Although American Dairy believes that the quality, freshness, flavor and absence of artificial ingredients in its products compensate for this price differential, there can be no assurance that consumers will be willing to pay more for such products in unfavorable economic conditions, or at all. Difficult economic conditions in other geographic areas into which American Dairy may expand may also adversely affect its business, operations and finances.

Changing consumer preferences make demand for our products unpredictable. Our products are subject to changing consumer preferences and nutritional and health-related concerns. In order to be successful, we must be able to identify and adapt to any of these changes. For example, our business could be affected by consumer concerns about dairy products, such as the fat, cholesterol, calorie, sodium and lactose content or contamination of such products. Additionally, a significant percentage of customers in China are lactose intolerant, and may therefore prefer other beverages. American Dairy could become subject to increased competition from companies whose products or marketing strategies address these consumer concerns more effectively.

Adverse medical research relating to milk and demand for milk could decrease the demand for our products. Periodically, medical and other studies may be released and announcements by medical and other groups may be made which raise concerns over the healthfulness of cow’s milk in the human diet. A study may be published or an announcement made concerning the healthfulness of cow’s milk which may result in a decrease in demand for dairy products. Any such study or announcement, whether or not correct or interpreted properly by the public, could materially adversely affect our results of operations and financial condition.

Our marketing strategy includes premium pricing of our products. If we cannot successfully justify this pricing, any current or new products may not achieve expected brand recognition or market acceptance. Achieving expected brand recognition and market acceptance for American Dairy’s products, particularly in new markets we may enter, will require substantial marketing efforts and the expenditure of significant funds. There is substantial risk that any new product we may offer may not achieve market acceptance, or that any new market we may enter may not accept or be as receptive to our products. Market acceptance of our current and proposed products will depend, in large part, upon our ability to convince potential customers of the premium nature of our products due to their distinctive characteristics. If we are unable to convince consumers of the premium nature of any of our current or proposed products, they may not be accepted by consumers or we may be un able to compete effectively against other premium or non-premium dairy products. Lack of market acceptance would limit our revenues and profitability.

American Dairy does not have long term contracts with its fresh milk suppliers. American Dairy typically purchases fresh milk from multiple dairy farmers and cooperatives without long term contract arrangements. Instead, we enter into agreements with raw milk suppliers relating to their supply to us of raw milk for only one year. As a result, suppliers may, without notice or penalty, terminate their relationship with American Dairy after one year. This exposes us to potential price increases related to the supply of raw milk, as well as the potential unavailability of an adequate supply of such milk, at the end of any contract period. . Our failure to obtain an adequate supply of high quality raw milk in a timely manner could have a material adverse effect on our business, operating results and financial condition.

American Dairy does not have long term contracts with its customers. American Dairy typically does not entered into long terms agreements with our customers. As a result, customers may, without notice or penalty, terminate their relationship with American Dairy at any time. In addition, even if customers should decide to continue their relationship with American Dairy, there can be no guarantee that they will, in the future, purchase the same amounts of product as was purchased from us at any time in the past. Any loss of a customer, or decrease in the volume of products purchased by a customer, could have a material adverse effect on American Dairy’s business, operating results and financial condition.

We are highly dependent upon the continued contributions of our key executives. The loss of one or more of these individuals may cause an interruption of our business and an increase in our expenses if we are forced to recruit a replacement. American Dairy has been, and expects to continue to be, highly dependent on the services of Leng You-Bin and Liu Hua. These individuals have been primarily responsible for the development of American Dairy and the development and marketing of our products. American Dairy does not maintain “key man” or other insurance on these executives, and the loss of their services could have a material adverse effect on our business and operations.

The milk business is highly competitive and, therefore, we face substantial competition in connection with the marketing and sale of our products. In general, milk products are price sensitive and affected by many factors beyond our control, including changes in consumer tastes, fluctuating commodity prices and changes in supply due to, among other things, weather, production or feed costs. Our products compete with other domestic and international premium quality dairy brands as well as less expensive, non-premium brands. Most of our competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than American Dairy, and have products that have gained wide customer acceptance in the marketplace. Our major competitors include brands distributed by international manufacturers such as Nestle, Dumex, Mead Johnson, Abbott and Wyeth, as well as brands distributed by domestic manufacturers such as Yili, Sanlu, Yashili and Synutra. The financial resources of any one or more competitors may permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to any advertising or marketing by American Dairy. The milk industry is also characterized by the frequent introduction of new products, often accompanied by substantial promotional campaigns. We may be unable to dedicate the resources necessary to successfully compete on one or more of these levels and, as a result, our competitors may develop products which have superior qualities or gain wider market acceptance than ours.

Any major outbreak of illness or disease relating to cows could lead to significant shortfalls in the supply of raw milk and could cause consumers to avoid dairy products, resulting in our suffering substantial declines in sales and possibly serious losses. A major outbreak of any illness or disease in cows in China could lead to a serious loss of consumer confidence in, and demand for, dairy products. A major outbreak of mad cow disease (bovine spongiform encephalopathy), bovine tuberculosis (“bovine TB”) or other serious disease in the principal regions supplying our raw milk could lead to significant shortfalls in the supply of our raw milk. Limited cases of bovine TB have occurred in several parts of China in the past. Furthermore, adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying dairy products or cause production and delivery disruptions. If consumers generally were to avoid our products, our sales would decline substantially and we could suffer serious losses.

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

Our lack of insurance also constitutes a breach of covenants requiring such insurance in our long-term financing agreements and could impede our ability to obtain future financing. We are in violation of certain loan covenants which require insurance coverage. Under the provisions of our financing agreements, we are considered to be in default of these covenants, and all debt under the relevant financing agreements may be due upon demand. As of September 30, 2007, our long-term debt obligations were $101,964,533 in the aggregate (net of current portion). If these lenders demand repayment we would have to utilize funds currently earmarked for expansion and acquisitions programs to repay these loans. This risk, coupled with our lack of insurance in general, could impede our ability to obtain future funding.

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

We face the potential risk of product liability associated with food products. American Dairy sells products for human consumption, which involves risks from product contamination and spoilage, product tampering and other adulteration. American Dairy faces the risk of liability in connection with the sale and consumption of milk products and soybean products should the consumption of such products cause injury, illness or death. The occurrence of such problems may result in product recalls and serious damage to our reputation and brand, as well as product liability claims and a loss of revenues. In addition, adverse publicity about these types of concerns, whether or not valid, may discourage consumer from buying our products. Such risks may be particularly great in a company undergoing rapid and significant growth. American Dairy currently maintains no product liability insurance. Any insurance which we may obtain in the future may be insufficient to cover potential claims. A partially or completely successful claim against American Dairy could require us to pay a significant amount of cash, and could cause reputational damage which would hurt our future revenues. Either of these results would in turn reduce our profitability.

American Dairy’s quarterly revenues, operating results and profitability may vary from quarter to quarter, which may result in stock price volatility. Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter in the future. This may lead to volatility in our stock price.

Risks Relating to Operating in China:

Doing business in China involves various risks including domestic and international political risks, evolving national economic policies and financial accounting standards, limits on expropriation and the potential for a reversal in economic conditions. Since the late 1970s, the government of China has been reforming the Chinese political and economic system. These reforms have resulted in significant economic growth and social progress. However, this growth has been uneven, both geographically and by economic sector. Further, these policies and measures may from time to time be modified or revised. Adverse changes in any political or economic policies of the Chinese government or in the related laws and regulations, if any, could have a material adverse effect on the overall economic growth of China, and could adversely affect our business operations.

We cannot provide any assurances that the Chinese economy will continue to grow, or that any such growth would be steady and uniform, or would occur in the sectors upon which we depend for our success.  If there is no economic growth, we cannot provide any assurances that any slowdown would not materially adversely affect our business.

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

In order for our China subsidiaries to pay dividends to American Dairy, a conversion of Renminbi into United States dollars is required which, if we were not allowed to do by the Chinese government, would cause an interruption in our operating cash flow. Under current Chinese law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon the ability of American Dairy to meet its cash needs, and to pay dividends to its shareholders. Although, our subsidiaries' classification as wholly - owned foreign enterprises ("WOFEs") under Chinese law currently permits them to declare dividends and repatriate their funds to American Dairy in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so at any time in the future. Any inability to repatriate funds to American Dairy would in turn prevent payments of dividends to our shareholders.

Dividends paid to American Dairy, as the U.S. parent company, will be subject to U.S. corporate income tax. American Dairy has not accrued any tax liability associated with the possible payment of dividends to the U.S. parent company. Such a tax would be an added expense appearing on our balance sheet which would reduce our net income.

Lack of bank deposit insurance puts our funds at risk of loss from bank foreclosures or insolvencies. American Dairy maintains certain bank accounts in China that are not insured and are not protected by FDIC insurance or other insurance. As of September 30, 2007, American Dairy held $48,794,509 in bank accounts in China. If a Chinese bank holding our funds experienced insolvency, it may not permit us to withdraw our funds which would result in a loss of such funds and reduction of our net assets.

Dairy products and company names may be subject to counterfeiting or imitation, which could affect our reputation and brand name as well as lead to higher administrative costs. Counterfeiting and imitation have occurred in the past in China for many products. As with all operators in the dairy industry in China, we are unable to guarantee that counterfeiting and imitation will not occur in the future and, if it does occur, whether we will be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could negatively affect our reputation and brand name. In addition, counterfeit and imitation products could result in a reduction of our market share, cause a decline in our revenues as well as increase our administrative costs in respect of detection and prosecution.

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

The outbreak of epidemics may have a material adverse effect on our business, results of operations and financial condition. Certain areas of China have experienced epidemics in the past. An outbreak of any epidemics in China, such as Severe Acute Respiratory Syndrome or avian flu, may result in material disruptions to our operations. In addition, any such outbreak, if uncontrolled, could have an adverse effect on the overall business sentiments and environment in China, which in turn may have an adverse effect on the overall economic growth of China. As China’s economic growth has been a major driving force of our business growth, any contraction or slowdown in the economy could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to higher compliance costs if Chinese environmental protection laws become more onerous. We carry on our business in an industry that is subject to a significant number of environmental protection laws and regulations. These laws and regulations require enterprises engaged in manufacturing and construction that may cause environmental waste and adoption of effective measures to control and properly dispose of waste gases, waste water, industrial waste, dust and other environmental waste materials, as well as fee payments from producers discharging waste substances. Fines may be levied against producers causing pollution. If failure to comply with such laws or regulations results in environmental pollution, the administrative department for environmental protection can levy fines. If the circumstances of the breach are serious, it is at the discretion of the Chinese government to cease or close any operation failing to comply with such laws or regulations. There can be no assurance that the government will not change the existing laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditures, which we may be unable to pass on to our customers.

The Chinese legal system embodies uncertainties that could limit the legal protections available to you and us. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has been to significantly enhance the protections afforded to various forms of foreign investment in China. Our operating subsidiaries are foreign invested enterprises incorporated in China and are subject to laws and regulations applicable to foreign investment in China in general, and laws and regulations applicable to foreign-invested enterprises in particular. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operations. Furthermore, the Chinese legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Furthermore, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Chinese legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to you and us.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in the prospectus. Except for the holding of equity interests in our operating subsidiaries, we conduct all of our operations in China. Substantially all of the assets of our operating subsidiaries are located in China. In addition, most of our directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon some of our directors and executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. Therefore, any judgment you may obtain against us may not be capable of being enforced against us in China or elsewhere.

Risks Relating to Our Common Stock:

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our stock in the public marketplace could reduce the price of our common stock. Future sales of large amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock. On November 7, 2007, there were 16,952,388 shares of our common stock outstanding.

On July 10, our registration statement on Form S-1 (File No. 333-128075) relating to the resale of up to 5,196,261 shares of our common stock by the selling securityholders identified therein was declared effective by the U.S. Securities & Exchange Commission.

Furthermore, from time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933 ("Rule 144"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of the issuer that has satisfied a two-year holding period.

Sales of a large number of shares of common stock by one or more selling securityholders in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and thus could impair our future ability to generate funds through sales of common stock or other equity or equity-based securities.

There are a large number of shares underlying our convertible notes and warrants that may be registered in the future and the sale of these shares may depress the market price of our common stock.

As of November 7, 2007, we had 16,952,388 shares of common stock issued and outstanding. In October 2006, we entered into a subscription agreement pursuant to which we issued convertible notes in an aggregate principal amount of $18.2 million that bear interest at 7.75% per annum for a term of three years, payable at maturity in shares of common stock (the “October 2006 Notes”). The October 2006 Notes are convertible into an aggregate of 1,255,172 shares at a conversion price of $14.50 per share. Pursuant to the subscription agreement, we also issued warrants to purchase approximately 251,000 shares of our common stock at an exercise price of $14.50 per share (the “October 2006 Warrants”). The October 2006 Warrants have a term of six years.

The Company has filed a registration statement with the SEC (File No. 333-144575) which seeks to register the shares underlying the October 2006 Notes and Warrants for resale. Upon effectiveness of the registration statement, all of the shares issuable upon conversion of the October 2006 Notes and upon exercise of the October 2006 Warrants would be eligible to be sold without restriction.

In June 2007, we entered into an amended and restated Notes Purchase Agreement, (the “Purchase Agreement”) for the sale of our 1% Guaranteed Senior Secured Convertible Notes (the “June 2007 Notes”) in an aggregate principal amount of US $80,000,000. The June 2007 Notes are convertible into an aggregate of 3,333,333 shares of our common stock based upon an initial conversion price of $24.00 per share, subject to adjustment. In connection with the Purchase Agreement, we also entered into a registration rights agreement which requires us to file a registration statement with the SEC for the registration of the shares of common stock issuable upon conversion of the June 2007 Notes.

The sale of the shares underling the October 2006 Notes and Warrants and the June 2007 Notes may adversely affect the market price of our common stock.

Our officers, directors and certain of our stockholders beneficially own a significant percentage of our outstanding voting stock, which gives them substantial control over our business and may have the effect of delaying or preventing a change in control. Our Chief Executive Officer and President beneficially owns approximately 9,010,035 shares of our common stock as of November 7, 2007. We also have a significant securityholder who holds 2,081,519 shares of our common stock as of November 7, 2007. As a result, these securityholders can exert significant control over our business and operations and their ownership percentages can cause a delay in or actually prevent a change in control of American Dairy.

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

Item 3. Defaults Upon Senior Securities

The Company is in violation of certain loan covenants which require insurance coverage. Under the provisions of the covenants, the Company is considered in default of these covenants, and all debt may be due upon demand. This debt consists of the following as of September 30, 2007:

September 30,
2007
Convertible notes, bearing interest at 7.75% per annum due on October 3,
2009, convertible to common stock at $14.50 per share, net
of discount of $1,247,907 and $1,715,871 at September 30, 2007 and December
31, 2006, respectively	16,952,093

Guaranteed senior secured convertible notes, bearing interest at 1% per annum, maturing on
June 1, 2012, convertible to common stock at an initial conversion price of $24.00 per share,
including guaranteed redemption accrual of $4,563,148	84,563,148

Note payable to a bank, bearing interest at 5.76%, secured by
plant and machinery, payable in 96 monthly installments	547,063

Unsecured obligation, bearing interest at 5.64%, to a city finance department	24,031

102,086,335
Less: current portion of long-term debt	(121,802)
$101,964,533

We have not met the registration deadlines set forth in the registration rights agreement entered into in connection with the issuance of convertible notes in an aggregate principal amount of $18.2 million and 251,000 warrants in October 2006. The Company has filed a registration statement with the SEC (File No. 333-144575) which seeks to register the shares underlying the notes and warrants for resale. However, the registration statement has not been declared effective as of the date of this filing. As a result of the registration statement not having been declared effective, the noteholders are entitled to liquidated damages at the rate of 2% of the outstanding principal of the notes per month. All of the noteholders previously agreed to waive the liquidated damages for the period prior to May 3, 2007. We have made liquidated damages payments of $1,820,000 to the noteholders, which represents liquidated damages due and payable from May through September 2007. Additional amounts continue to accrue at the rate of 2% of the outstanding principal of the notes for each month after October 1, 2007 (or pro rated portion thereof) until the registration statement is declared effective.

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

American Dairy, Inc.

Date: November 19, 2007	By:	/s/ Leng You-Bin
Leng You-Bin, Chief Executive Officer and President

By:	/s/ Liu Hua
Liu Hua, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer