Form 10-K
period 2007-12-31
AMERICAN DAIRY INC
filed 2009-03-31
CIK 789868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 001-32473

American Dairy, Inc.
(Exact name of registrant as specified in its charter)

Utah	90-0208758
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Star City International Building, 10 Jiuqianxiao Road, C-16th Floor
Chaoyang District, Beijing, China 100016
(Address of principal executive offices)

Registrant’s telephone number, including area code: 1 (626) 757-8885

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE Arca

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes  ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2007 as reported on the NYSE Arca, was $92,546,000.

As of March 15 2009, 17,253,907 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “we,” “us” and “our” refer to American Dairy, Inc. and its consolidated subsidiaries.

ii

EXPLANATORY NOTE

We were unable to timely file this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  In December 2007, we dismissed Murrell, Hall, McIntosh & Co. PLLP, or MHM, as our independent registered public accountant following notification of an informal SEC investigation related to individuals and entities that provided accounting or certain advisory services to us, including MHM and Henny Wee & Co.  We believe that the primary focus of the investigation is not related to our business or management, but rather to the independence of MHM and Henny Wee & Co.  In April 2008, we filed a lawsuit against MHM in the United States District Court for the Western District of Oklahoma alleging that MHM breached its duties of due care and professional competence when serving as our independent registered public accountant.  In January 2008, we engaged Grant Thornton, the Hong Kong member firm of Grant Thornton International Ltd., as our new independent registered public accountants.  In addition, we initiated a voluntary re-audit of certain historical financial statements.

This Annual Report contains our audited financial statements for the year ended December 31, 2007, our audited financial statements for the years ended December 31, 2006 and 2005 resulting from our re-audit of those years, unaudited financial data derived from management accounts for the years ended December 31, 2004 and 2003, and unaudited financial data derived from management accounts for each quarterly period in 2006 and 2007.  The financial statements for the years ended December 31, 2006 and 2005 and the unaudited financial data for all periods have been revised from previously reported information to reflect the reclassification of certain items and the correction of certain errors.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements, including the notes thereto, for further information.

PART I
Item 1. Business.

Overview
We are a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the People’s Republic of China, or the PRC.  Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns.  We have over 200 company-owned milk collection stations, six production facilities with an aggregate milk powder production capacity of approximately 1,220 tons per day and an extensive distribution network that reaches over 50,000 retail outlets throughout China

Corporate History and Structure
We were incorporated in the State of Utah on December 31, 1985, originally under the corporate name of Gaslight, Inc. We were inactive until March 30, 1988, when we changed our corporate name to Lazarus Industries, Inc. and engaged in the business of manufacturing and marketing medical devices.  We discontinued this business in 1991 and became a non-operating public company shell.  Effective May 7, 2003, we acquired 100% of the issued and outstanding capital stock of American Flying Crane Corporation, or AFC, a Delaware corporation that operates a dairy business in China through various subsidiaries.  In connection with that acquisition, we changed our name to American Dairy, Inc.

Today, we own various subsidiaries in the PRC that operate our business, including:

•	Heilongjiang Feihe Dairy Co., Limited, or Feihe Dairy, which produces, packages and distributes milk powder and other dairy products;

•	Gannan Flying Crane Dairy Products Co., Limited, or Gannan Feihe, which produces milk products;

•	Langfang Flying Crane Dairy Products Co., Limited, or Langfang Feihe, which packages and distributes finished products;

•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited, or Shanxi Feihe, which produces walnut and soybean products;

•	Baiquan Feihe Dairy Co., Limited, or Baiquan Dairy, which produces milk products;

•	Heilongjiang Feihe Kedong Feedlots Co., Limited, or Kedong Farms, which operates dairy farms the construction of which is partially complete; and

•	Heilongjiang Feihe Gannan Feedlots Co., Limited, or Gannan Farms, which operates dairy farms the construction of which is partially complete.

The following chart reflects the current corporate structure of the American Dairy entities:

*      Indicates a nominee shareholder who, pursuant to a former requirement under the PRC Company Law that certain PRC companies have at least two shareholders, holds its equity interest for the benefit of the majority shareholder.

Principal Products

Our products fall into four main product categories:  milk powder, soybean powder, rice cereal and walnut products.

Milk Powder

Milk powder is our primary product and is divided into several sub-categories.  We produce milk powder for infants and young children formulated for zero to six months, six months to one year, one to three years and three to six years of age.  We also produce milk powder for expectant mothers, students and for the middle-aged and elderly populations.  In addition, we purchase semi-finished milk powder, or raw milk powder, from third parties, process it, and then distribute it to beverage manufacturers and other wholesalers for use in their blended drink products.

Soybean Powder

Soybean powder is an auxiliary product to our milk powders and represents a low fat, high calcium alternative to milk powder, particularly for seniors.

Rice Cereal

Rice cereal is an auxiliary product to our milk powders and represents a low fat, high calcium alternative to milk powder, particularly for young children, teenagers, and seniors.  We purchase semi-finished rice cereal from third parties, process it, and then distribute it to wholesalers and retailers.

Walnut and Other Products

We produce other auxiliary products that we market in conjunction with our baby milk powder, as well as to health-conscious adults.  Walnut products include walnut powder and walnut oil.  Other products include cream, skim milk powder, full milk powder, butter, and other related milk powder products.

Product Sales
The following table reflects the sales of our four principal products during the fiscal years ended December 31, 2007 and 2006:

	2007			2006			2007 over 2006
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales

Milk powder	17,438	120,418	72.6	22,135	101,502	88.2	(4,697)	18,916	18.6
Raw milk powder	12,899	35,566	21.4	2,286	5,187	4.5	10,613	30,379	585.7
Soybean powder	1,785	3,253	2.0	2,094	3,529	3.1	(309)	(276)	(7.8)
Rice cereal	1,292	5,332	3.2	914	3,159	2.7	378	2,173	68.8
Walnut products	241	1,212	0.7	312	1,509	1.3	(71)	(297)	(19.7)
Other	97	187	0.1	225	196	0.2	(128)	(9)	(4.6)
Total	33,752	165,968	100	27,966	115,082	100	5,786	50,886	44.2

Sources of Milk
We have entered into supply contracts with numerous small dairy farmers that have provided us access to over 200,000 cows that provide milk to our over 200 company-owned milk collection stations.  On average, each cow provides 4 tons of milk per year, which farmers deliver to our milk collection stations. In addition, we commenced construction in 2007 of two company-owned dairy farms, Gannan Farms and Kedong Farms, which we expect to be complete in the fourth quarter of 2009.  When construction is complete, each of these dairy farms will have the capacity to house 10,000-12,000 dairy cows.  Gannan Farms and Kedong Farms currently house a total of approximately 8,000 Australian Holstein cows, each of which, on average, provides 8-10 tons of milk per year.  We expect that each of our dairy farms will have annual capacity to source up to 70,000 tons of fresh milk.

Raw Milk Processing
We believe that, through purchasing raw milk locally and employing minimal processing techniques, we are able to preserve the fresh taste of milk. The industry standard for the time it takes for raw milk to be converted to milk powder is approximately 48 hours. Most large regional dairies, we believe, process raw milk that may be three to four days old. Milk processed by conventional farms for sale to regional dairies is typically stored at the farm for a minimum of two days, commonly spends a full day in transit to the dairy facility, and is only processed the following day.

However, our standard is to process the raw milk within 6-24 hours after milking, depending upon the time of day the raw milk is delivered to us. Within this time, the milk is chilled, transported, separated, sterilized and spray-dried. The raw milk is first received from milk collection centers. Fully enclosed, stainless-steel vacuum milking machines are used to receive the raw milk. Once received, the raw milk will no longer have any contact with air and is immediately processed with refrigeration equipment that cools the raw milk within four seconds to approximately 4° Celsius. The raw milk is then stored in air-tight tanks in preparation for advanced processes, which include milk fat separation, sterilization and spray-drying.

Our milk is not homogenized. During homogenization, pressurized milk is forced through openings smaller than the size of the fat globules present in milk, breaking them into smaller particles. Thus treated, the milk fat remains suspended and does not separate out in the form of cream. We believe that this process adversely affects the taste and feel of milk. In addition, our milk is pasteurized at the lowest temperatures allowed by law to avoid imparting a cooked flavor to the milk. When the milk is clarified and the butterfat removed to yield cream and skim milk, a process of cold separation is used, rather than the more commonly employed hot separation, which we believe adversely affects the flavor of the milk.

Dairy Product Processing
Our products are made in small batches using minimal processing techniques to maintain freshness and allow maximum flavor and nutrition retention.  They are made with wholesome ingredients.  No chemicals or additives are employed. Because they are produced locally, our dairy products arrive to consumers in our marketing area sooner after production than most other dairy products.  To assure product quality, the beginning of each production run is sampled for flavor, aroma, texture and appearance.  In addition, inspectors conduct spot-checks for bacteria and butterfat content in our products, as well as sanitary conditions in our facilities.

Quality Assurance
We are committed to delivering high-quality dairy products.  We apply a 25-step quality control process that involves over a hundred points of testing from the feed for the dairy cows, throughout our manufacturing process, and extending to semi-finished products, which we purchase from third parties for further processing, and finished products.

The production facilities we have constructed comply with pharmaceutical good manufacturing practice, or GMP, standards, a higher level of quality control than required for consumer goods manufacturing facilities.  Since 2000, our production facilities have obtained ISO 9002 and HACCP quality assurance certifications, as well as quality certifications from the PRC regulatory authorities.  Our processing equipment is manufactured by known European manufacturing companies.  We use whole-sealing and mechanized vacuum milk-pressing devices with freezing equipment for each milk station, which allows us to reduce the temperature of raw milk to 4 degrees Celsius within seconds for storage.  Our equipment also eliminates external air contact from the time milk is collected through the time that it is fully processed.  We employ automated processes and scientific parameters throughout the manufacturing process that are designed to ensure that all products meet our quality requirements. We have in-house laboratories that utilize proprietary in-line sampling techniques to ensure the quality and safety of the entire production process, from raw materials to semi-finished products to finished products.  We believe that our rigorous testing and inspection procedures have been critical in ensuring that our products are free from melamine and other contaminants, are premium quality products and are safe and healthy for customers.

Production and Packaging Facilities
We own and operate six production and packaging facilities.  The production facilities we have constructed comply with pharmaceutical GMP standards, a higher level of quality control than required for consumer goods manufacturing facilities.  Since 2000, our production facilities have obtained ISO 9002 and HACCP quality assurance certifications, as well as quality certifications from the PRC regulatory authorities.  We believe that our design standards help us assure our product quality.  We believe that we are one of the few PRC milk producers that has processing areas that meet a 300,000 cleanliness purification standard, which means that there are less than 300,000 dust particles per cubic centimeter of air.  In a standard room, dust particles can reach over two million dust particles per cubic centimeter of air.  Continuing our commitment to quality, we have also added testing equipment and other quality control procedures to our processing equipment manufactured by known European and American manufacturing companies.

Feihe Dairy
Located in Heilongjiang Province, China, in Kedong,  the Feihe Dairy premises comprise approximately 88,221 square meters.  The plant is approximately 8 years old, although it was completely remodeled in 2005.  Feihe Dairy principally produces infant milk formula and has a production capacity of 550 tons per day of milk powder.  In addition, Feihe Dairy serves as a packaging facility and packages approximately 22,000 tons of products per year.

Gannan Feihe
Located in Heilongjiang Province, China, the Gannan Feihe premises comprise approximately 300,000 square meters.  The plant is approximately 3 years old and commenced milk production in 2008.  Gannan Feihe principally produces infant milk formula and has a production capacity of approximately 300 tons per day of milk powder.

Langfang Feihe
Located in Hebei Province, China, the Langfang Feihe premises comprise approximately 80,243 square meters.  The plant is approximately 3 years old and commenced operations in 2008.  Langfang Feihe primarily serves as a packaging and distribution facility and packages approximately 50,000 tons of products per year.

Shanxi Feihe
Located in Shanxi Province, China, the Shanxi Feihe premises comprise approximately 40,000 square meters.  The plant is approximately 5 years old.  Shanxi Feihe principally produces soybean powder, walnut powder and walnut oil and has a production capacity of approximately 5,000 tons per year of soybean powder and walnut powder combined, and 1,000 tons per year of walnut oil.

Baiquan Dairy
Located in Heilongjiang Province, China, the Baiquan Dairy premises comprise approximately 36,000 square meters.  The plant is approximately 17 years old, although it was completely remodeled in 2004.  Baiquan Dairy principally produces infant milk formula and has a production capacity of approximately 100 tons per day of milk powder.

Qiqihaer Feihe
Feihe Dairy operates a production facility we refer to as Qiqihaer Feihe, which we acquired in 2006.  Located in Heilongjiang Province, China, the Qiqihaer Feihe premises comprise approximately 90,000 square meters.  The plant is approximately 4 years old.  Qiqihaer Feihe principally produces infant milk formula and adult milk formula and has a production capacity of approximately 270 tons per day of milk powder.  Qiqihaer Feihe also produces butter and has a production capacity of approximately 15 tons per day.

The table below summarizes key information regarding our production and packaging plants.

Facility	Province/ Region	Products	Production Capacity	Packaging Capacity (tons/year)
Feihe Dairy	Heilongjiang	Infant milk formula	550 (tons/day)	22,000
Gannan Feihe	Heilongjiang	Infant milk formula	300 (tons/day)	N/A
Langfang Feihe	Hebei	N/A	N/A	50,000
Shanxi Feihe	Shanxi	Walnut powder; Walnut oil; Soybean powder	5,000 (tons/year) 1,000 (tons/year)	N/A
Baiquan Dairy	Heilongjiang	Infant milk formula	100 (tons/day)	N/A
Qiqihaer Feihe	Heilongjiang	Infant milk formula and Adult milk powder; Butter	270 (tons/day) 15 (tons/day)	N/A

Sources of Walnut and Soybeans
We order walnuts and soybeans from local farmers for delivery to the Feihe Dairy.  We then distribute these raw materials to our facilities as necessary.

Product Distribution
Currently, our products are sold in stores nationwide throughout China, except in Hong Kong SAR, Macau SAR and Taiwan.  Prior to distribution, we route our products to our Feihe Dairy and Langfang Feihe for final packaging.  Feihe Dairy then distributes our finished products primarily in northeastern China, including Heilongjiang, Jilin and Liaoning Provinces, and Langfang Feihe distributes our finished products throughout the rest of China.  We have a distribution team working out of our headquarters and coordinating a network of over 450 dealers or representatives in key provinces across China.  The dealers, in turn, each hire one or two secondary agents who assist in the distribution process, including inventory management, product sales and service and payments.  Dealer agents display and sell our products in specially designated areas in stores.  In addition, in 2008 we began distributing our raw milk powder to beverage manufacturers and other wholesalers for use in their blended drink products.

Generally, we deliver our products only after receipt of payment from the dealer.  We typically enter into new agreements with our dealers each year that specify sales targets and territories, among other provisions. We seek to expand the number of key provinces served by our dealer network as part of our growth strategy and ultimately to establish a distribution system based upon local production at local dairies. We currently distribute our products to 26 provinces in China and to over 50,000 retail outlets.

Customers
No single customer equaled or exceeded 10% of our sales during the years ended December 31, 2007, 2006 or 2005, except that one customer, Heilongjiang Changxing Dairy Co., Ltd., or Changxing Dairy, represented approximately 15% of sales during 2005.

Intellectual Property
We rely principally on trade secrets and confidentiality agreements to protect our proprietary product formulations and production processes.  We have obtained trademark registrations for the use of our trade name “Feihe” as well as our “Fei Fan” and “Fei Rui” brands, which have been registered with the PRC Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products.  We believe our trademark is important to the establishment of consumer recognition of our products. However, due to uncertainties in PRC trademark law, the protection afforded by our trademark may be less than we currently expect and may, in fact, be insufficient. Moreover, even if it is sufficient, in the event it is challenged or infringed, we may not have the financial resources to defend it against any challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademark could have a material adverse effect on our business, operations and finances.

Research and Development
As of March 15, 2009, we have six technicians engaged in research and development activities. These technicians monitor quality control at our production facilities to ensure that the processing, packaging and distribution of our milk products result in high quality premium milk products that are safe and healthy for customers. These technicians also pursue methods and techniques to improve the taste and quality of our milk products and to evaluate new milk products for further production based upon changes in consumer tastes, trends and the introduction of competitive products by other milk producers.

During the fiscal years ended December 31, 2005, 2006, 2007 and 2008, we spent approximately $73,000, $88,000, $117,000 and $137,000, respectively, per year on research and development, representing amounts paid in compensation to our six quality control technicians described above.

Growth Strategy
We believe the market for dairy products in China is growing rapidly, including the market for high quality dairy products.  Our growth strategy involves increasing market share during this rapid growth phase.  To implement this strategy, we plan to:

•
Expand production capabilities by investing in world-class production processes.  We believe we can significantly increase our production of high quality dairy products by continuing to enter exclusive contracts with dairy farmers who can deliver quality milk, constructing company-owned large-scale dairy farms, expanding our company-owned collection stations and production facilities, and employing comprehensive testing and quality control measures.

•	Enhance distribution capabilities in first-tier PRC markets. We plan to expand our distribution network in first-tier markets in the PRC, including Beijing, Shanghai, Guangzhou, Shenzhen and other major cities in the Pearl River Delta. In addition, we plan to further increase our sales points across China, focusing on southern and western China. Our currently extensive distribution network, which reaches many provincial capital and sub-provincial cities, has special channels into first-tier markets that we plan to expand. We believe that positioning our brand as a high-quality line of products in these markets will facilitate our expansion.

•	Strengthen our premium quality brand awareness. We believe that our products enjoy a reputation for high quality among those familiar with them, and our products routinely pass government and internal quality inspections. We intend to increase our advertising expenses and continue advertising on China Central Television, or CCTV, and other provincial stations in order to market our products as premium and super-premium products. We also intend to adopt a corresponding pricing model. We believe many consumers tend to regard higher prices as indicative of higher quality and higher nutritional value, and as a result consumers with higher disposable incomes are increasingly inclined to purchase higher priced products, particularly in the areas of infant formula and nutritional products.

•	Align sourcing, production and distribution by region. We believe that we can increase our efficiency and decrease our costs if our products are produced from local sources and sold in local markets. We plan to select strategic locations for our company-owned collection stations and production facilities that will enhance this efficiency.

Competition
The dairy industry in China is highly competitive.  We face significant competition from large multinational producers, such as Dumex, Mead Johnson, and Wyeth, and large national milk companies, such as Synutra, Yashili and Yili, particularly in more affluent major urban areas.  Many of our competitors have greater resources and sell more products than we do.  We believe that our competitive position has improved following the melamine crisis in 2008, which did not involve any of our products.  Our products are positioned as premium products and, accordingly, are generally priced higher than many similar competitive products.  We believe that the principal competitive factors in marketing our products are quality, taste, freshness, price and product recognition.  While we believe that we compete favorably in terms of quality, taste and freshness, our products are more expensive and less well known than certain other established brands.  Our premium products may also be considered in competition with non-premium quality dairy products for discretionary food dollars.

Government Regulation
We are regulated under national, provincial and local laws in China. The following information summarizes aspects of those regulations that apply to us and is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulations at the national, provincial and local levels in China are subject to change. To date, compliance with governmental regulations has not had a material impact on our level of capital expenditures, earnings or competitive position, but, because of the evolving nature of such regulations, we are unable to predict the impact such regulation may have in the foreseeable future.

As a producer of nutritional products, and particularly dairy-based food products, in China, we are subject to a number of PRC laws and regulations governing food safety, hygiene, dairy products and infant formula including:

•	the PRC Product Quality Law;

•	the PRC Food Hygiene Law;

•	Access Conditions for Dairy Products Processing Industry;

•	the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing enterprises;

•	the Regulation on the Administration of Production Licenses for Industrial Products;

•	the General Measure on Food Quality Safety Market Access Examination;

•	the General Standards for the Labeling of Prepackaged foods;

•	the Implementation Measures on Examination of Dairy Product Production Permits;

•	the Standardization Law;

•	the Raw Milk Collection Standard;

•	the Whole Milk Powder, Skimmed Milk Powder, Sweetened Whole Milk Powder and Flavored Milk Powder Standards; and

•	the General Technical Requirements for Infant Formula Powder and Supplementary Cereal for Infants and Children.

We and our products are also subject to provincial and local regulations through such measures as the licensing of dairy manufacturing facilities, enforcement of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of dairy products.

Additionally, in March 2008, the PRC National Development and Reform Commission, or the NDRC, promulgated the Access Conditions for Dairy Products Processing Industry, or the Access Conditions. The Access Conditions set forth the conditions an entity must satisfy in order to engage, or continue to engage, in the dairy products processing business, including technique and equipment, product quality, energy and water consumption, sanitation and environmental protection, as well as production safety. Any new or continuing dairy products processing projects or enterprises will be required to meet all the conditions and requirements set forth in the Access Conditions. For projects or enterprises that already commenced operations before the promulgation of the Access Conditions, improvements or rectification actions may need to be taken in order to have such projects or enterprises meet the conditions within two years of the effective date of the Access Conditions on April 1, 2010.

In May 2008, the NDRC issued the Dairy Industry Policies, or the Policies. According to the PRC government, the Policies are the first set of comprehensive government policies on the dairy industry in China, covering a broad range of matters such as industry planning, closure of inefficient capacity, milk supply, quality control and product safety, environmental protection and promotion of milk consumption. Moreover, the Policies provide conditions that new entrants to the dairy industry must meet in addition to the conditions set forth in the Access Conditions.

The Access Conditions also set forth requirements relating to the location, processing capacity and raw milk source for any new or continuing dairy products processing project or enterprise.  Any new or continuing dairy processing projects or enterprises that fail to meet the requirements will not be able to procure land, license, permits, loan facilities and electricity necessary for the processing of dairy products, and those projects or enterprises already in operation before the promulgation of the Access Conditions will be deregistered and ordered to shut down if they fail to meet the conditions within a two-year rectification period.

As a result of the melamine crisis, PRC governmental authorities have conducted several dairy industry inspections.  In addition to the initial 22 companies implicated in the melamine crisis, these subsequent government inspections have identified other companies with unacceptable contaminants in dairy products.  The melamine crisis did not involve any of our products, and we have passed all of these government inspections.  In addition, we are working with the PRC government and attended several emergency meetings to discuss ways to improve the dairy and overall food industry in China.

Environmental Matters
Our manufacturing facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. Our operating subsidiaries have received certifications from the relevant PRC government agencies in charge of environmental protection indicating that their business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Employees
As of March 15, 2009, we had approximately 2,847 employees on our payroll.  We had 9 group administrators, approximately 992 employees were in marketing and sales, approximately 36 employees provided marketing support, approximately 175 people working in our Nutrition Department as consultants and managers, approximately 139 employees performing administrative functions, including financing, auditing and human resources, and approximately 1,496 employees were in production, storage and distribution.  Our employees are not represented by a labor union or covered by a collective bargaining agreement.  We have not experienced any work stoppages.  We believe that our relations with our employees are good.

Financial Information about Segments and Geographic Areas
We have historically operated and managed our business as a single reportable segment, although with the initial operations of our dairy farms in 2008 we began livestock accounting. As we primarily generate our revenues from customers in the PRC, we do not present geographical segments.

Available Information
Our website is www.americandairyinc.com. We provide free access to various reports that we file with, or furnish to, the SEC through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports.  Also available on our website are printable versions of our Code of Business Conduct and Ethics and charters of our Audit Committee, Compensation Committee, Nominating/Corporate Governance Committee and other committees of our board of directors.  Information on our website does not constitute part of and is not incorporated by reference into this annual report on Form 10-K or any other report we file or furnish with the SEC.  Our SEC reports can also be accessed through the SEC’s website at www.sec.gov and may be read or copied at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549. Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

Any negative public perception regarding our products or industry, or any ill effects or product liability claims, could harm our reputation, damage our brand, result in costly and damaging recalls, and expose us to government investigations and sanctions, which would materially and adversely affect our results of operations.
We sell products for human consumption, which involves risks such as product contamination, spoilage and tampering. In 2008, sales in China of substandard milk formula contaminated with a substance known as melamine caused the death of six infants as well as illness of nearly 300,000 others.  Although this incident did not involve any of our products, China’s Administration of Quality Supervision, Inspection and Quarantine found that the products of 22 Chinese milk and formula producers were contaminated by melamine, a substance not approved for use in food, which caused significant negative publicity for the entire dairy industry in China.  The mere publication of information asserting that our milk powder, infant formula or other products contain melamine or other contaminants could have a material adverse effect on us, regardless of whether these reports are scientifically supported or concern our products or the raw materials used in our products.  In addition, if the consumption of any of our products causes injury, illness or death, we may face product liability claims, product recalls, temporary or permanent suspensions of operations, government investigations or sanctions, any of which could be extremely expensive and damaging to our business.

Prior to the 2008 melamine crisis, there have also been widely publicized occurrences of counterfeit, substandard milk products in China.  For example, in April 2004, such sales of counterfeit and substandard infant formula in Anhui Province, China caused the deaths of 13 infants and harmed many others.  Counterfeiting or imitation of our products may occur in the future, and we may not be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could negatively impact our corporate brand and image or consumers’ perception of our products or similar nutritional products generally, particularly if the counterfeit or imitation products cause injury or death to consumers.

We expect to incur costs related to our planned acquisitions and expansion into new plants and ventures which may not prove to be profitable. Moreover, any delays in our expansion plans could cause our profits to decline and jeopardize our business.
We anticipate that our proposed expansion of our milk production facilities may include the acquisition and construction of new or additional facilities. Our cost estimates and projected completion dates for construction of new production facilities may change significantly as the projects progress. In addition, our projects will entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings. A delay in scheduled openings of production facilities will delay our receipt of sales revenues from such facilities, which, when coupled with the increased costs and expenses of our expansion, could cause a decline in our profits.

Our plans to finance, develop, and expand our production facilities will be subject to the many risks inherent in the rapid expansion of a high growth business enterprise, including unanticipated design, construction, regulatory and operating problems, and the significant risks commonly associated with implementing a marketing strategy in changing and expanding markets. These projects may not become operational within their estimated time frames and budgets as projected at the time we enter into a particular agreement, or at all. In addition, we may develop projects as joint ventures in an effort to reduce our financial commitment to individual projects. The significant expenditures required to expand our production plants may not ultimately result in increased profits.

When our future expansion projects become operational, we will be required to add and train personnel, expand our management information systems and control expenses. If we do not successfully address our increased management needs or are otherwise unable to manage our growth effectively, our operating results could be materially and adversely affected.

As we increase the scale of our operations, we may be unable to maintain the level of quality we currently attain by producing our products in small batches.
Our products are manufactured in small batches with milk from the farms of local farmers. We may be unable to maintain the quality of our dairy products at increased levels of production. Increased production levels may cause us to modify our current manufacturing methods and will necessitate the use of milk from other additional sources. A decline in the quality of our products could damage our business, operations and finances.

Our products may not achieve market acceptance.
We are currently selling our products principally in northern, central, and eastern China.  Achieving market acceptance for our products, particularly in new markets, will require substantial marketing efforts and the expenditure of significant funds.  There is substantial risk that any new markets may not accept or be as receptive to our products.  In addition, we intend to market our products as premium and super-premium products and to adopt a corresponding pricing model, which may not be accepted in new or existing markets.  Market acceptance of our current and proposed products will depend, in large part, upon our ability to inform potential customers that the distinctive characteristics of our products make them superior to competitive products and justify their pricing.  Our current and proposed products may not be accepted by consumers or able to compete effectively against other premium or non-premium dairy products. Lack of market acceptance would limit our revenues and profitability.

Our planned growth may require more raw milk than is available and could diminish the quality of our dairy products.
Our business requires a supply of raw milk. Our growth will be limited if the supply of raw milk is insufficient to meet demand. Moreover, as we attempt to implement our growth strategy, it may become difficult to maintain current levels of quality control. Inadequate quality control could harm our reputation and the demand for our products, which would also limit our growth. The raw milk used in our products is supplied to us by numerous local farms under output contracts. We believe that our farmers can increase their production of raw milk. We further believe, however, that this supply may not be sufficient to meet increased demand for our products associated with our proposed marketing efforts and that such increase may compromise quality. Though we believe that additional raw milk is available locally, if needed, we may not be able to enter into arrangements with the producers of such milk on terms acceptable to us, if at all. An inadequate supply of raw milk, coupled with concern over quality control, could increase costs for raw milk or decrease the sales price for our products, which could limit our ability to grow, cause our earnings to decline and make our business less profitable.

Our results of operations may be affected by fluctuations in availability and price of raw materials.
The raw materials we use are subject to price fluctuations due to various factors beyond our control, including, among other pertinent factors:

•	increasing market demand;

•	inflation;

•	severe climatic and environmental conditions;

•
seasonal factors, with dairy cows generally producing more milk in temperate weather as opposed to cold or hot weather and extended unseasonably cold or hot weather potentially leading to lower than expected production;

•	commodity price fluctuations;

•	currency fluctuations; and

•	changes in governmental and agricultural regulations and programs.

For example, our raw milk cost increased by approximately 45% in 2007 due to various factors, including, we believe, rising production costs.  We also expect that our raw material prices will continue to fluctuate and be affected by inflation in the future. Changes to our raw materials prices may result in increases in production and packaging costs, and we may be unable to raise the prices of our products to offset the increase costs in the short-term or at all. As a result, our results of operations may be materially and adversely affected.

We are subject to public company reporting and other requirements for which we will incur substantial costs and our accounting and other management systems and resources may not be adequately prepared.
We incur significant legal, accounting, insurance and other expenses as a result of being a public company.  For example, laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules related to corporate governance and other matters subsequently adopted by the SEC and the NYSE Arca, result in substantial costs to us, including legal and accounting costs, and may divert our management’s attention from other matters that are important to our business.  Compliance with Section 404 of SOX requires that our management annually assess the effectiveness of our internal control over financial reporting and that our independent auditors report on management’s assessment.  During our review of our financial statements and results for the year ended December 31, 2007, and following our termination of our prior auditors and the re-audit of our financial statements for the years ended December 31, 2006 and 2005, our management identified several internal control matters that constitute material weaknesses and significant deficiencies and, consequently, has concluded that our internal control over financial reporting was not effective at December 31, 2007, December 31, 2008, or March 30, 2009.  Our independent registered public accountants noted several material weaknesses in our internal control over financial reporting but, due to limitations on the scope of their engagement, were not able to perform auditing procedures necessary to form an opinion on our internal control over financial reporting as of December 31, 2007.  In addition, management has concluded, based primarily on the identification of the material weaknesses and significant deficiencies, that our disclosure controls and procedures were not effective at March 30, 2009.  See “Part II—Item 9A—Controls and Procedures.”  Material weaknesses in our internal controls over financial reporting related to financial statement review procedures, accounting treatment for routine and non-routine transactions, our internal audit function, and our untimely assessment of our internal controls over financial reporting.  Significant deficiencies in our internal controls over financial reporting related to period-end closing procedures, access to administrative and accounting systems, documentation of accounts receivable transfers and promoters expenses, and division of treasury and accounting duties.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  A “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  We are devoting significant resources to remediating and improving our internal controls, including hiring additional accounting, internal audit and finance staff, engaging consultants to assist with these functions, upgrading our systems, and implementing additional financial and management controls, reporting systems and procedures.  These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.  If we are unable to remediate successfully these material weaknesses and significant deficiencies in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

We significantly depend on our management team.
Each of our executive officers is responsible for an important aspect of our operations.  In addition, we rely on management and senior personnel to ensure that our sourcing, production, sales, distribution and other business functions are effective.  Losing the services of our executive officers or key personnel could be detrimental to our operations.  We do not have key-man life insurance for any of our executive officers or other employees.

Investors may not be able to enforce judgments entered by United States courts against certain of our officers and directors.
We are incorporated in the State of Utah.  However, a majority of our directors and executive officers, and certain of our principal shareholders, live outside of the U.S., principally in China. As a result, you may not be able to effect service of process upon those persons within the U.S. or enforce against those persons judgments obtained in U.S. courts.

We face substantial competition in connection with the marketing and sale of our products.
Our products compete with other premium quality dairy brands as well as less expensive, non-premium brands. Our products face competition from non-premium producers distributing in our marketing area and other producers packaging their products in our marketing area. Most of our competitors are well established, have greater financial, marketing, personnel and other resources and have products that have gained wide customer acceptance in the marketplace. Our largest competitors are state-owned dairies owned by the government of China. Large foreign companies have also entered the dairy industry in China. The greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to advertising efforts by us. The dairy industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. We may be unable to compete successfully or our competitors may develop products which have superior qualities or gain wider market acceptance than ours.

We face the potential risk of product liability associated with food products.
We face the risk of liability in connection with the sale and consumption of dairy products and soybean products should the consumption of such products cause injury, illness or death. Such risks may be particularly great in a company undergoing rapid and significant growth. The successful assertion of product liability claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses. We do not currently maintain product liability insurance. Any insurance that we may obtain in the future may be insufficient to cover potential claims or the level of insurance coverage needed may be unavailable at a reasonable cost. Even if a product liability claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim and our brand image and reputation would suffer. Finally, serious product quality concerns could result in governmental action against us, which, among other things, could result in the suspension of production or distribution of our products, loss of certain licenses, or other governmental penalties, including possible criminal liability.

Doing business in China involves various political and economic risks.
We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement and regulation;

•	the early stage of development of the market-oriented sector of the economy;

•	the rapid growth rate;

•	the higher level of control over foreign exchange; and

•	government control over the allocation of many resources.

As China’s economy has been transitioning from a planned economy to a more market-oriented economy, the government of China has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall economy of China, they may also have a negative effect on us.

Although the government of China has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.  Any adverse change in the economic conditions or government conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of consumer spending in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

Regulations affecting acquisitions of PRC companies by foreign entities may make it more difficult for us to complete acquisitions and grow our business.
In 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued a public notice, known as “Circular 75,” concerning the application of foreign exchange regulations to mergers and acquisitions involving foreign investment in China.  Among other things, the public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities.  Under Circular 75, if an acquisition of a PRC company by an offshore company controlled by PRC residents occurred prior to the issuance of Circular 75, certain PRC residents were required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company before March 31, 2006.  Such PRC residents must also amend the registration form if there is a material event affecting the offshore company, such as, among other things, a change to the company’s share capital, a transfer of shares, or if the company is involved in a merger, an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations.

As there is still significant uncertainty in China regarding the interpretation and implementation of Circular 75, we cannot predict how these regulations will affect our future acquisition strategy and business operations. For example, if we decide to acquire additional PRC companies, we or the owners of such companies may not be able to complete the filings and registrations, if any, required by the SAFE notices. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

In addition, in 2006 six PRC regulatory authorities, including the PRC Ministry of Commerce and the PRC Securities Regulatory Commission, jointly promulgated a rule entitled “Provisions regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors,” or the New M&A Rules, in September 2006. The New M&A Rules establish additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including, in some circumstances, advance notice to the Ministry of Commerce of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Compliance with the New M&A Rules, and any related approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Extensive regulation of the food processing and distribution industry in China could increase our expenses resulting in reduced profits.
We are subject to extensive regulation by China’s Agricultural Ministry, and by other provincial and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of our products. Applicable laws and regulations governing our products may include nutritional labeling and serving size requirements. Our processing facilities and products are subject to periodic inspection by national, provincial and local authorities. We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to our operations. Nevertheless, we may fall out of substantial compliance with current laws and regulations or may be unable to comply with any future laws and regulations. To the extent that new regulations are adopted, we will be required, possibly at considerable expense, to adjust our activities in order to comply with such regulations. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and finances.

The PRC government’s recent measures to curb inflation rates could adversely affect future results of operations.
China has faced rising inflation in recent years. In April 2008, the change in China’s Consumer Price Index increased to 8.5% according to the National Bureau of Statistics of China, or the NBS. Recently, the government of China undertook various measures to alleviate the effects of inflation, especially with respect to key commodities. On January 16, 2008, the PRC National Development and Reform Commission announced national price controls on various products, including milk. Similarly, the government of China may conclude that the prices of infant formula or other of our products are too high and may institute price controls that would limit our ability to set prices for our products as we might wish. The government of China has also encouraged local governments to institute price controls on similar products. Such price controls could adversely affect our future results of operations and, accordingly, the price of our common stock.

The PRC currency is not a freely convertible currency, which could limit our ability to obtain sufficient foreign currency to support our business operations in the future.
The PRC currency, the “Renminbi” or “RMB,” is not a freely convertible currency. We rely on the PRC government’s foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. We receive substantially all of our revenues in Renminbi, which is not freely convertible into other foreign currencies. In China, the government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies that are required for current account transactions can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government. This substantial regulation by the PRC government of foreign currency exchange may restrict our business operations and a change in any of these government policies could negatively impact our operations, which could result in a loss of profits.

In order for our China subsidiaries to pay dividends to us, a conversion of Renminbi into U.S. dollars is required, which, if not permitted by the PRC government, would cause an interruption in our operating cash flow. Under current PRC law, the conversion of Renminbi into foreign currency generally requires government consent. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon our ability to meet our cash needs and to pay dividends to our shareholders. Although, our subsidiaries’ classification as wholly foreign-owned enterprises, or WFOEs, under PRC law permits them to declare dividends and repatriate their funds to us in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to us would in turn prevent payments of dividends to our shareholders.

Fluctuations in the exchange rate between the PRC currency and the U.S. dollar could adversely affect our operating results.
The functional currency of our operations in China is the Renminbi. However, results of our operations are translated at average exchange rates into U.S. dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not currently use hedging techniques, and any hedging techniques which we may use in the future, may not be able to eliminate and may exacerbate the effects of currency fluctuations. Thus, exchange rate fluctuations could cause our profits, and therefore our stock prices, to decline.

Under the New EIT Law, we may be classified as a “resident enterprise” of China, which would likely result in unfavorable tax consequences to us and our non-PRC shareholders.
Under China’s Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, which became effective in 2008, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.  Under the implementing rules of the New EIT Law, de facto management means substantial and overall management and control over the production and operations, personnel, accounting, and properties of the enterprise.  Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that American Dairy, Inc. is a “resident enterprise” for PRC enterprise income tax purposes, unfavorable PRC tax consequences could follow. First, we may be subject to enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” such dividends may be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to tax in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.  In addition, we have not accrued any tax liability associated with the possible payment of dividends to our U.S. parent company. Such a tax would be an added expense appearing on our income statement, which would reduce our net income.

We do not intend to pay and may be restricted from paying dividends on our common stock.
We have never declared or paid dividends on our capital stock and we do not intend to declare dividends in the foreseeable future. We currently intend to retain future earnings to fund our continued growth. Furthermore, if we decide to pay dividends, foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from China or convert those payments from Renminbi into foreign currencies.

Lack of bank deposit insurance puts our funds at risk of loss from bank foreclosures or insolvencies.
We maintain certain bank accounts in China that are not protected by FDIC insurance or other insurance. As of December 31, 2007, we held approximately $11.0 million in bank accounts in China.  If a PRC bank holding our funds experienced insolvency, it may not permit us to withdraw our funds, which would result in a loss of such funds and reduction of our net assets.

Limited and uncertain trademark protection in China makes the ownership and use of our trademark uncertain.
We have obtained trademark registrations for the use of our trade name “Feihe” as well as our “Fei Fan” and “Fei Rui” brands, which have been registered with the PRC Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products.  We believe our trademark is important to the establishment of consumer recognition of our products.  However, due to uncertainties in PRC trademark law, the protection afforded by our trademark may be less than we currently expect and may, in fact, be insufficient.  Moreover, even if it is sufficient, in the event it is challenged or infringed, we may not have the financial resources to defend it against any challenge or infringement and such defense could in any event be unsuccessful.  Moreover, any events or conditions that negatively impact our trademark could have a material adverse effect on our business, operations and finances.

Our lack of patent protection could permit our competitors to copy our trade secrets and formula and thus gain a competitive advantage.
We have no patents covering our products or production processes, and we expect to rely principally on know-how and the confidentiality of our formula and production processes for our products and our flavoring formula in producing competitive product lines. Any breach of confidentiality by our executives or employees having access to our formula could result in our competitors gaining access to such formula. The ensuing competitive disadvantage could reduce our revenues and our profits.

One of our shareholders owns a significant percentage of our stock and will be able to exercise significant influence over our affairs.
Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, beneficially owned approximately 51.6% of our common stock as of March 15, 2009.  Our executive officers and directors as a group beneficially owned approximately 54.3% of our common stock as of March 15, 2009.  Consequently, these individuals will likely be able to determine the composition of our board of directors, retain the voting power to approve certain matters requiring shareholder approval and continue to have significant influence over our operations.  The interests of these shareholders may be different than the interests of other shareholders on these matters.  This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

Failure to comply with the US Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.
Since we are a Utah corporation and a public company in the United States, we are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Non-U.S. companies, including some that may compete with our company, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in China. Although such practices are prohibited at our company, our employees or other agents may engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We have a significant amount of indebtedness, which may limit our operating flexibility.
As of December 31, 2007 we had approximately $152.4 million of total liabilities, which included approximately $98.2 million of outstanding principal on our 7.75% Convertible Notes due 2009, or the 2009 Notes, and our 1.00% Guaranteed Senior Secured Convertible Notes due 2012, or the 2012 Notes.  Our high level of indebtedness could have important consequences, including the following:

•	it may be difficult for us to satisfy our obligations with respect to our indebtedness;

•	our ability to obtain additional financing for working capital, capital expenditures, or general corporate or other purposes may be impaired;

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, reducing the funds available to us for other purposes;

•	it may cause our trade creditors to change their terms for payment on goods and services provided to us, thereby negatively impacting our ability to receive products and services on acceptable terms;

•	it may place us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and

•
we may be more vulnerable to economic downturns, may be limited in our ability to respond to competitive pressures and may have reduced flexibility in responding to changing business, regulatory and economic conditions.

Our ability to pay interest on and to satisfy our debt obligations will depend upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary.  Each of these factors is, to a large extent, dependent upon economic, financial, competitive and other factors beyond our control.  If, in the future, we cannot generate sufficient cash from operations to meet our debt obligations, we will need to refinance our existing debt, obtain additional financing or sell assets.  Our business may not generate sufficient cash flows to satisfy our existing indebtedness and funding sufficient to satisfy our debt service requirements may not be available on satisfactory terms, if at all.

The covenants in the indentures governing our 2012 Notes restrict our ability to operate our business and our failure to comply with them could adversely affect our business and financial condition.
We have issued an aggregate principal amount of $80.0 million in 2012 Notes.  The indentures under which the 2012 Notes were issued contain covenants restricting our operations, including restrictions on:

•	our use and maintenance of our properties;

•	incurrence of indebtedness;

•	declaring or paying dividends or other distributions;

•	repurchasing our capital stock or subordinated obligations;

•	making investments;

•	incurring liens;

•	selling assets;

•	our use of the proceeds from the sale of the 2012 Notes; and

•	our engaging in business unrelated to dairy and related food products.

The indentures also require us to maintain tangible net worth ratios, to complete a qualifying initial public offering of our common stock by December 1, 2008, to repurchase some or all of our 2012 Notes from electing holders upon certain assets sales, upon certain change of control transactions or if our common stock ceases to trade on a qualifying U.S. stock exchange, and to file reports under the Exchange Act with the SEC.  In addition, the outstanding 2012 Notes will accrue additional interest at an annual rate of 5.0% if a qualifying initial public offering has not occurred by December 1, 2008, and we will also be obligated to pay an additional amount equal to 3.0% of the principal amount of the outstanding 2012 Notes if a qualifying initial public offering has not occurred by December 1, 2008 and an additional amount equal to 1.0% of the principal amount of the outstanding 2012 Notes if we fail to retain a qualified auditor at any time after May 1, 2008.  Although we have entered into a supplemental indenture pursuant to which we have obtained waivers and consents to from the holders of the 2012 Notes, those waivers and consents are limited in scope and are conditioned on events, including our timely making required repurchase payments, that we may not be able to satisfy.  Our failure to comply with the restrictions on our operations and other requirements under our indentures could constitute an event of default, subject us to litigation, and have an adverse effect on our business and financial condition.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—1.00% Senior Secured Convertible Notes Due 2012” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—Restructuring of 2012 Notes.”

Our failure to repurchase the 2012 Notes pursuant to the supplemental indenture could adversely affect our business and financial condition.
Pursuant to the supplemental indenture with respect to the 2012 Notes, holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligates us to repurchase the 2012 Notes for an aggregate amount of $92.0 million in accordance with the terms and conditions of the supplemental indenture.  Accordingly, we have paid $15,333,333 to the holders of the 2012 Notes, $13,333,333 of which represented repayment of principal, and we are obligated to pay an additional $15,333,333 by each of April 15 and July 15, 2009 and to pay the remaining $46.0 million by October 15, 2009.  We may not have adequate cash on hand or generate sufficient cash flows to make the repurchase payments and, even if we do, making such payments could substantially impair our liquidity and capital resources.  Additional financing sufficient to make the repurchase payments may not be available on satisfactory terms, if at all. If we do not make the required repurchase payments on April 15, 2009, July 15, 2009 or October 15, 2009, the waivers granted to us under the supplemental indenture will terminate, which will restrict our business operations, the 2012 Notes will recommence accruing interest, which will adversely affect our business and financial condition, and the holders of the 2012 Notes could exercise their conversion rights under the indentures, which may result in substantial dilution.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—Restructuring of 2012 Notes.”

We may face significant penalties if we are unable to file and maintain registration statements in compliance with our agreements.
In connection the issuances of with our 2009 Notes, we have granted demand, piggy-back and S-3 registration rights.  The amended registration rights agreement requires us to pay additional interest, accruing at 1.0% of the principal amount of each holder’s 2009 Notes per month, if:

•	we fail to file a registration statement by January 3, 2007,

•	we fail to file a registration statement by the three month anniversary of any demand registration notice,

•	sales of all registrable securities cannot be made pursuant to the registration statement,

•	our common stock ceases to be listed or traded in qualifying exchanges or markets,

•	a qualifying initial public offering has not occurred on or before June 30, 2009,

•	we fail to keep public information available,

•	we fail to file in a timely manner all reports and other documents we are required to file with the SEC, or

•	we fail to maintain our Exchange Act registration.

Although the holders of our 2009 Notes have agreed that we will only be obligated to make additional interest payments to them if a registration statement is not effective by June 30, 2009 or if we are unable to timely comply with our reporting and filing obligation under the Exchange Act by April 15, 2009, we may be unable to meet these deadlines, which would expose us to substantial future penalties.

Furthermore, under the indentures governing our 2012 Notes, we are required to pay:

•	an additional amount equal to 3.0% of the principal amount of the outstanding 2012 Notes if a qualifying initial public offering has not occurred by December 1, 2008, and
•
additional interest accruing at an annual rate of 0.25% for the first 90 days, and thereafter at an annual rate of 0.5%, if, within 90 days of our eligibility to do so, we fail to file a shelf registration statement for the 2012 Notes, the guarantees of the 2012 Notes, and any shares of our common stock issuable upon conversion of the 2012 Notes, or if such a shelf registration statements does not become effective within 180 days our eligibility to make such a filing.

Although the holders of our 2012 Notes have waived these additional payment and interest obligations, the waiver provides that these obligations will recommence if we do not make the required 2012 Note repurchase payments pursuant to the supplemental indenture.  If we are unable to make the repurchase payments and to comply with the public offering and registration statement requirements, our business and financial condition will be adversely affected.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—Restructuring of 2009 Notes” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—Restructuring of 2012 Notes.”

We are at risk of securities litigation.
We are at risk of being subject to securities litigation, including possible enforcement action or class action lawsuits.  The SEC has notified us of an informal investigation related to our former independent registered public accountants.  While we believe that the primary focus of the investigation is not related to our business or management, but rather to the independence of our former auditors, the SEC may expand the focus of its investigation or pursue action against us.  Following notification of the investigation, we dismissed our former auditors, sued former auditors, engaged new independent registered public accountants, and commenced a re-audit of historical financial statements.  Accordingly, we have been unable to file Exchange Act reports.  Securities class action litigation has often been brought against companies who have been unable to provide current public information.  Such litigation is complex and could result in substantial costs, divert management’s attention and resources, and seriously harm our business, financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

The statements included in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “may,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” and similar expressions. Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us on the date hereof. Our business and the associated risks may have changed since the date this report was originally filed with the SEC. We assume no obligation to update any such forward-looking statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our principal executives are located at Star City International Building, 10 Jiuqianxiao Road, C-16th Floor, Chaoyang District, Beijing, China 100016.  We have six production and packaging facilities, which have an aggregate milk powder production capacity of 1,220 tons per day, encompass an aggregate of approximately 634,464 square meters of office, plant, and warehouse space, and are located in the Heilongjiang, Shanxi and Hebei Provinces in China.  For additional information on our production and packaging facilities, see “Item 1. Business--Production and Packaging Facilities.”

There is no private ownership of land in China.  All land is owned by the government of China, its agencies and collectives. Land use rights are obtained from the government for period ranging from 50 to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (such as the State Land Administration Bureau) upon payment of the required land transfer fee.

We believe that our facilities are suitable for our current operations.  As part of our growth strategy, we plan to expand our production capacity at our current facilities and to acquire and construct new facilities in the future.

Item 3. Legal Proceedings

From time to time, we may become involved in various claims and lawsuits incidental to our business.  Other than as disclosed below, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

We are a plaintiff in a lawsuit entitled American Dairy, Inc. v. Murrell, Hall, McIntosh & Co. PLLP et al., filed on April 15, 2008 in the United States District Court for the Western District of Oklahoma. This suit alleges that our previous independent auditor, MHM, breached its duties of due care and professional competence by failing to perform its audits in accordance with professional standards of care in that MHM improperly and negligently (i) accepted Henny Wee & Co.’s representation that it was independent and otherwise failed to make sufficient inquiries concerning Henny Wee & Co.’s independence, and (ii) permitted Henny Wee & Co. to perform such a significant and material part of the audit work that MHM should have evaluated whether it could act as principal auditor and report on our financial statements. We are seeking compensatory damages of not less than $10.0 million in connection with this suit.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders in the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Price Range of Our Common Stock
American Dairy common stock trades on the NYSE Arca Exchange under the symbol ADY.  At March 15, 2009 there were 17,253,907 shares of common stock issued and outstanding that were held by approximately 440 stockholders of record.  The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past three fiscal years as reported on the NYSE Arca Exchange.

	Closing Price Range of Common Stock
	High	Low
Year Ended December 31, 2006:
1st Quarter	$14.75	$6.65
2nd Quarter	$18.10	$12.03
3rd Quarter	$14.05	$11.98
4th Quarter	$20.90	$13.55

Year Ended December 31, 2007:
1st Quarter	$25.20	$18.76
2nd Quarter	$22.01	$16.80
3rd Quarter	$21.69	$16.80
4th Quarter	$23.94	$11.15

Year Ended December 31, 2008:
1st Quarter	$12.91	$7.00
2nd Quarter	$13.91	$7.88
3rd Quarter	$11.34	$6.74
4th Quarter	$17.02	$8.32

Dividend Policy
We have not declared or paid any dividends on our common stock and presently do not expect to declare or pay any such dividends in the foreseeable future.  Payment of dividends to our shareholders would require payment of dividends by our PRC subsidiaries to us.  This, in turn, would require a conversion of Renminbi into US dollars and repatriation of funds to the US.  Under current PRC law, the conversion of Renminbi into foreign currency generally requires government consent.  Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon our ability to meet our cash needs, and to pay dividends to our shareholders.  Although our subsidiaries’ classification as WFOEs under PRC law permits them to declare dividends and repatriate their funds to us in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so.  Any inability to repatriate funds to us would in turn prevent payments of dividends to our shareholders.

Transfer Agent and Registrar
Our transfer agent and registrar is Interwest Stock Transfer Company, 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117-5148; telephone 1(801) 272-9294.

Performance Graph
The following graph compares the annual cumulative total shareholder return on an investment on December 31, 2002 of $100 in our common stock with the annual cumulative total return on the same investment in the S&P 500 Index and the S&P Packaged Foods and Meats Index for the five subsequent fiscal years.

The following graph compares the annual cumulative total shareholder return on an investment on December 31, 2003 of $100 in our common stock with the annual cumulative total return on the same investment in the S&P 500 Index and the S&P Packaged Foods and Meats Index for the five subsequent fiscal years.

Recent Sales of Unregistered Securities
In June 2007, we issued an aggregate of $80.0 million in principal amount of our 2012 Notes, accruing interest at an annual rate of 1.0% and maturing in June 2012, to accredited investors in offshore transactions not requiring registration under the Securities Act pursuant to Regulation S, and pursuant to the exemptions from registration under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

In July and August 2007, we issued an aggregate of 575,000 shares of our common stock upon conversion of $5.0 million in principal amount plus $750,000 in accrued and unpaid interest of our 7.50% Series B Convertible Notes due 2007, or the Series B Notes, at a conversion price of $10.00 per share, to accredited investors pursuant to the exemptions from registration under Section 3(a)(9) of the Securities Act for certain exchange offers and Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

In November 2008, pursuant to an agreement regarding our 2009 Notes, we issued to holders of our 2009 Notes an aggregate amount of 216,639 shares of our common stock.  In connection with the agreement, we amended and restated the 2009 Notes and the warrants issued therewith.  The amended and restated 2009 Notes have an aggregate principal amount of $18.2 million accrue interest at an annual rate of 7.75%, mature in October 2009, and may be converted at the option of the holder into shares of our common stock at a conversion price of $14.50 per share.  The warrants issued with the amended and restated 2009 Notes permit the holders to acquire approximately 251,000 shares of our common stock at an exercise price of $14.50 per share at any time prior to October 2012.  We issued these securities pursuant to the exemptions from registration under Section 3(a)(9) of the Securities Act for certain exchange offers and Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

In November 2008, we entered into a supplemental indenture with respect to the 2012 Notes, which amended the terms of the 2012 Notes to provide for our early repurchase of the 2012 Notes and to provide certain waivers and consents to us, in offshore transactions not requiring registration under the Securities Act pursuant to Regulation S, and pursuant the exemptions from registration under Section 3(a)(9) of the Securities Act for certain exchange offers and under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

From January 2008 to the present, we have issued 8,000 restricted shares of our common stock to each of our directors in consideration for their services to us, and an additional 2,000 restricted shares of our common stock to Hui-Lan Lee, a director and the chairperson of our Audit Committee.  In addition, from January 2008 to the present, we have issued 22,500 shares of our common stock, and options to purchase an aggregate of 270,000 shares of our common stock at exercise prices ranging from $12.00 to $30.00 per share, to employees in consideration for their services to us.  We issued these securities pursuant to the exemption from registration under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.  The data for the years ended December 31, 2007, 2006, 2005 are derived from our audited financial statements included elsewhere in this report, which includes re-audited and restated financial statements for the years ended December 31, 2006 and 2005.  The data for the years ended December 31, 2004 and 2003 are derived from unaudited management accounts for such periods, not from our previously filed audited financial statements, which have been revised to reflect the reclassification of certain items and the correction of certain errors.  The table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements, including the notes thereto, appearing elsewhere in this report.

	Years Ended December 31
	2007	2006 (restated)	2005 (restated)	2004 (unaudited)	2003 (unaudited)
	($ in thousands, except per share data)
Statements of Operations Data
Sales	165,968	115,082	68,197	36,742	26,636
Cost of goods sold	92,937	65,170	37,882	18,434	15,118
Gross profit	73,031	49,912	30,315	18,308	11,518
Operating and administrative expenses
Sales and marketing	40,740	28,066	17,637	13,517	7,899
General and administrative	13,840	5,591	2,722	1,573	1,769
Total operating expenses	54,580	33,657	20,359	15,090	9,668
Income from operations	18,451	16,256	9,956	3,218	1,850
Other income (expenses)	(4,285)	5,024	4,076	1,569	1,172
Income tax expenses	5,880	4,858	2,762	63	339
Net income attributable to ordinary shareholders	8,284	16,433	11,312	4,850	2,683
Other comprehensive income:
Cumulative currency translation adjustments	9,315	1,993	774	-	-
Total comprehensive income	17,599	18,426	12,086	4,850	2,683
Earnings per share
Basic	0.51	1.11	0.82	0.40	0.25
Diluted	0.48	0.98	0.72	0.36	0.25
Weighted average ordinary shares outstanding
Basic	16,327,616	14,745,930	13,836,573	12,077,085	10,535,964
Diluted	17,696,997	17,651,712	15,664,772	13,455,700	10,535,964

Balance Sheet Data
Cash and cash equivalents	11,181	39,521	13,188	6,645	3,041
Other current assets	81,663	25,338	20,207	7,853	10,251
Working capital	49,356	23,794	(452)	(6,721)	17
Property and equipment, net	52,280	36,192	30,176	7,675	4,056
Construction in progress	33,010	8,508	5,608	14,035	2,035
Total assets	234,629	117,625	70,811	37,656	19,832
Accounts payable and accrued expenses	15,801	11,352	6,929	6,091	6,198
Long-term debt, net of current portion	382	1,486	1,546	749	72
Convertible debt, net	55,238	16,484	5,000	-	-
Derivatives	50,019	-	-	-	-
Total liabilities	152,423	61,466	41,195	22,066	13,565
Minority interest	537	-	220	145	-
Total shareholders’ equity	81,669	56,159	29,396	15,445	6,267

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were unable to timely file this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  In December 2007, we dismissed MHM as our independent registered public accountant following notification of an informal SEC investigation related to individuals and entities that provided accounting or certain advisory services to us, including MHM and Henny Wee & Co.  We believe that the primary focus of the investigation is not related to our business or management, but rather to the independence of MHM and Henny Wee & Co.  In April 2008, we filed a lawsuit against MHM in the United States District Court for the Western District of Oklahoma alleging that MHM breached its duties of due care and professional competence when serving as our independent registered public accountant.  In January 2008, we engaged Grant Thornton, the Hong Kong member firm of Grant Thornton International Ltd., as our new independent registered public accountants.  In addition, we initiated a voluntary re-audit of certain historical financial statements.

This Annual Report contains our audited financial statements for the year ended December 31, 2007, our audited financial statements for the years ended December 31, 2006 and 2005 resulting from our re-audit of those years, unaudited financial data derived from management accounts for the years ended December 31, 2004 and 2003, and unaudited financial data derived from management accounts for each quarterly period in 2006 and 2007.  The audited financial statements for the years ended December 31, 2006 and 2005 and the unaudited financial data for all periods have been revised from previously reported information to reflect the reclassification of certain items and the correction of certain errors.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements, including the notes thereto, for further information.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes appearing elsewhere in this Annual Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors.”

Overview
We are a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the PRC.  Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns.  We have over 200 company-owned milk collection stations, six production and distribution facilities with an aggregate milk powder production capacity of 1,220 tons per day, and an extensive distribution network that reaches approximately over 50,000 retail outlets throughout China.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•
Dairy Industry Growth.  We believe the market for dairy products in China is growing rapidly, driven by China’s economic growth, increased penetration of infant formula, and a growing female working population.  We expect these factors to continue to drive industry growth. We believe that the increasing affordability of infant formula in our primary markets has become an increasingly important driver of growth.

•
Production capacity. We believe much of the dairy market in China is still underserved, particularly with respect to infant formula.  In addition, since the melamine crisis in 2008, which did not involve any of our products, we have been able to operate our milk production facilities at maximum capacity.  Accordingly, we believe that the ability to increase production of high quality dairy products will allow well positioned companies to significantly increase revenues and market share.

•
Perceptions of Product Quality and Safety.  We believe that rising consumer wealth in China has contributed to a greater demand for higher-priced products with perceived quality advantages.  We believe many consumers tend to regard higher prices as indicative of higher quality and higher nutritional value, particularly in the areas of infant formula and nutritional products.  Accordingly, we believe our reputation for quality and safety allows us to command higher average selling prices and generate higher gross margins than competitors who do not possess the same reputation.  Conversely, any decrease in consumer perceptions of quality and safety could adversely impact us.

•
Raw Material Supply and Prices.  The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, raw milk prices are affected by factors such as geographic location, fluctuations in production and competition.

Results of Operations
The following table sets forth certain information regarding our results of operation.

	Years Ended December 31
	2007	2006 (restated)	2005 (restated)
	($ in thousands)
Sales	165,968	115,082	68,197
Cost of goods sold	92,937	65,170	37,882
Gross profit	73,031	49,912	30,315
Operating and administrative expenses
Sales and marketing	40,740	28,066	17,637
General and administrative	13,840	5,591	2,722
Total operating expenses	54,580	33,657	20,359
Income from operations	18,451	16,256	9,956
Other income (expenses)	(4,285)	5,024	4,076
Income tax expenses	5,880	4,858	2,762
Net income attributable to ordinary shareholders	8,284	16,433	11,312
Other comprehensive income:
Cumulative currency translation adjustments	9,315	1,993	774
Total comprehensive income	17,559	18,426	12,086

Comparison of Years Ended December 31, 2007 and 2006
Total Comprehensive Income
Total comprehensive income decreased by approximately $867,000, or 4.7%, from approximately $18.4 million in 2006 to approximately $17.6 million in 2007.  This decrease was primarily attributable to an increase of approximately $50.8 million, or 44.2%, in sales and an increase of approximately $7.3 million, or 367.3%, in cumulative currency translation adjustments, offset in part by an increase of approximately $27.8 million, or 42.6%, in cost of goods sold, an increase of approximately $20.9 million, or 62.2%, in total operating expenses, a decrease of approximately $9.3 million, or 185.3%, in other income (expenses), and an increase of approximately $1.0 million, or 21.0%, in income tax expenses.  Our gross profit margin increased from 43.4% in 2006 to 44.0% in 2007.

Sales
Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products.  Sales increased by approximately $50.8 million, or 44.2%, from approximately $115.1 million in 2006 to approximately $166.0 million in 2007.  This increase was primarily attributable to expanding our market areas and distribution network throughout China, increased demand for high quality products and strong market acceptance of these products, as well as an increase in sales quantities of several high profit margin products.

The following table sets forth information regarding the sales of our principal products during the fiscal years ended December 31, 2007 and 2006:

	2007			2006			2007 over 2006
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($,000)	% of Sales

Milk powder	17,438	120,418	72.6	22,135	101,502	88.2	(4,697)	18,916	18.6
Raw milk powder	12,899	35,566	21.4	2,286	5,187	4.5	10,613	30,379	585.7
Soybean powder	1,785	3,253	2.0	2,094	3,529	3.1	(309)	(276)	(7.8)
Rice cereal	1,292	5,332	3.2	914	3,159	2.7	378	2,173	68.8
Walnut products	241	1,212	0.7	312	1,509	1.3	71	(297)	(19.7)
Other	97	187	0.1	225	196	0.2	(128)	(9)	(4.6)
Total	33,752	165,968	100	27,966	115,082	100	5,786	50,886	44.2

In 2007, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	2007	2006
Sales revenues (in thousands)	$165,968	$115,082
Total sales volume (kilograms in thousands)	33,752	27,966
Average selling prices/kilogram (in thousands)	$4.92	$4.12

The increase in average sales price per kilogram, as reflected in the table, is relatively small and primarily attributable to the shift in product mix to higher end products rather than an increase in the sales price of individual products.  Prices per kilogram actually increased in the two most significant product lines as demonstrated in the following table, which reflects the average sales price per kilogram by product for 2007 and 2006 and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
Product	2007	2006	Percentage Change
Milk powder	$6.91	$4.59	50.5%
Raw milk powder	2.76	2.27	21.6%
Soybean powder	1.82	1.68	8.3%
Rice cereal	4.13	3.46	19.4%
Walnut products	5.03	4.84	3.9%
Other	1.93	0.87	121.8%
Total	$4.92	$4.12	19.4%

Cost of Goods Sold
Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs shipping and handling costs for the products sold.  Cost of goods sold increased approximately $27.8 million, or 42.6%, from approximately $65.2 million in 2006 to approximately $93.0 million in 2007.  This increase was primarily attributable to an increase of approximately $13.9 million, or 52.5% in raw milk cost.

Operating and Administrative Expenses
Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses increased by approximately $20.9 million, or 62.2%, from approximately $33.7 million in 2006 to approximately $54.6 million in 2007.

Sales and Marketing.  Our sales and marketing expenses consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel.  Sales and marketing expenses increased approximately $12.7 million, or 45.2%, from approximately $28.1 million for 2006 to approximately $40.7 million for 2007.  This increase was primarily attributable to an increase of approximately $3.3 million, or 29%, in advertising expenses, an increase of approximately $2.5 million, or 27% in salary, and an increase of approximately $1.0 million, or 29%, in transportation expenses.  Sales and marketing expenses are likely to increase as we continue expanding our distribution network throughout China and seek to increase to our market share and awareness of our premium quality products.

General and Administrative. Our general and administrative expenses consist primarily of salary, travel, entertainment expenses, benefits, share-based compensation, and professional service fees.  General and administrative expenses increased approximately $8.2 million, or 147.5%, from approximately $5.6 million for 2006 to approximately $13.8 million for 2007.  This increase was primarily attributable to an increase of approximately $1.5 million, or 600%, in legal and accounting fees and an increase of approximately $4.0 million, or 100%, in allowance for note receivables.  General and administrative expenses are likely to increase as we continue to expand our production, sourcing capacity, and distribution capacity throughout China.

Income from Operations
As a result of the foregoing, our income from operations increased by approximately $2.2 million, or 13.5%, from approximately $16.3 million in 2006 to approximately $18.5 million in 2007.

Other Income (Expenses)
Our other income (expenses) consists primarily of interest income, interest and finance costs, amortization of deferred charges, registration rights penalty, loss on extinguishment of debt, gain on derivatives, government subsidized tax refunds, and other income and expense accounts.  Other income (expenses) decreased approximately $9.3 million, or 185.3%, from other income of approximately $5.0 million for 2006 to other expense of approximately $4.3 million for 2007.  The decrease was primarily attributable to an increase in interest and finance costs of approximately $11.9 million, or 793.3%, from approximately $1.5 million in 2006 to approximately $13.4 million in 2007 and an increase in registration rights penalty of approximately $2.5 million for 2007 (compared to $0 in 2006).  This decrease was offset in part by an increase gain on derivatives of approximately $3.3 million for 2007 (compared to $0 in 2006), as well as increases in other income accounts.

Income Tax Expenses
We are subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC.  Our income tax expenses increased by approximately $1.0 million, or 21.0%, from approximately $4.9 million in 2006 to approximately $5.9 million in 2007.  The increase was primarily attributable to increases in our PRC tax expenses resulting from an increase in our income subject to PRC tax.

Cumulative Currency Translation Adjustments
Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments increased by approximately $7.3 million, or 367.3%, from approximately $2.0 million in 2006 to approximately $9.3 million in 2007.

Comparison of Years Ended December 31, 2006 and 2005
Total Comprehensive Income
Total comprehensive income increased by approximately $6.3 million, or 52.5%, from approximately $12.1 million in 2005 to approximately $18.4 million in 2006.  This increase was primarily attributable to a $46.9 million, or 68.7%, increase in sales, a $1.2 million, or 157.5%, increase in cumulative currency translation adjustments, and a $948,000, or 23.3%, increase in other income, offset in part by a $27.3 million, or 72.0%, increase in cost of goods sold, a $13.3 million, or 65.3%, increase in total operating expenses, and a $2.1 million, or 75.8%, increase in income tax expenses.  Our gross profit margin decreased from 44.5% in 2005 to 43.4% in 2006.

Sales
Sales increased by approximately $46.9 million, or 68.7%, from approximately $68.2 million in 2005 to approximately $115.1 million in 2006.  This increase was primarily attributable to expanding our market areas and distribution network throughout China, increased demand for high quality products and strong market acceptance of these products, as well as an increase in sales quantities of several high profit margin products.

The following table sets forth information regarding the sales of our principal products during the fiscal years ended December 31, 2006 and 2005:

	2006			2005			2006 over 2005
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales

Milk powder	22,135	101,502	88.2	11,658	54,855	80.4	10,477	46,647	85.0
Raw milk powder	2,286	5,187	4.5	227	462	0.7	2,059	4,725	1,022.7
Soybean powder	2,094	3,529	3.1	1,802	3,169	4.6	292	360	11.4
Rice cereal	914	3,159	2.7	2,699	7,438	10.9	(1,785)	(4,279)	(57.5)
Walnut products	312	1,509	1.3	532	1,610	2.4	(220)	(101)	(6.3)
Other	225	196	0.2	294	663	1.0	(69)	(467)	(70.4)
Total	27,966	115,082	100%	17,212	68,197	100%	10,754	46,885	68.7

In 2006, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	2006	2005
Sales revenues (in thousands)	$115,082	$68,197
Total sales volume (kilograms in thousands)	27,966	17,212
Average selling prices/kilogram	$4.12	$3.96

The increase in average sales price per kilogram, as reflected in the table, is relatively small and is primarily attributable to the shift in product mix to higher end products rather than an increase in the sales price of individual products.  Prices per kilogram actually declined in the three most significant product lines as demonstrated in the following table, which reflects the average sales price per kilogram by product for 2006 and 2005 and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
Product	2006	2005	Percentage Change
Milk powder	$4.59	$4.71	(3%)
Raw milk powder	$2.27	$2.03	12%
Soybean powder	$1.68	$1.76	(5%)
Rice cereal	$3.46	$2.76	25%
Walnut products	$4.84	$3.03	60%
Other	$0.87	$2.26	(62%)
Total	$4.12	$3.96	4%

Cost of Goods Sold
Cost of goods sold increased approximately $27.3 million, or 72.0%, from approximately $37.9 million to approximately $65.2 million in 2006.  This increase was primarily attributable to an increase of approximately 200% in raw milk cost, offset in part by a decrease of approximately 85% in the cost of purchased semi-finished goods.

Operating and Administrative Expenses
Our total operating expenses increased by approximately $13.3 million, or 65.3%, from approximately $20.4 million in 2005 to approximately $33.7 million in 2006.

Sales and Marketing.  Sales and marketing expenses increased approximately $10.4 million, or 59.1%, from approximately $17.6 million in 2005 to approximately $28.1 million for 2006.  This increase was primarily attributable to an increase of approximately $8.3 million, or 255.7%, in advertising expenses, as well as an increase of approximately $2.4 million, or 38%, in salary.

General and Administrative. General and administrative expenses increased approximately $2.9 million, or 105.4%, from approximately $2.7 million in 2005 to approximately $5.6 million for 2006.  This increase was primarily attributable to an increase of approximately $1.2 million, or 50% in salary.

Income from Operations
As a result of the foregoing, our income from operations increased by approximately $6.3 million, or 63.3%, from approximately $10.0 million in 2005 to approximately $16.3 million in 2006.

Other Income (Expenses)
Other income (expenses) increased by approximately $948,000, or 23.3%, from other expense of $4.1 million for 2005 to other expense of approximately $5.0 million for 2006.  This increase was primarily attributable to an increase in government subsidized tax refunds of approximately $2.9 million, or 65.7%, from approximately $4.5 million in 2005 to approximately $7.5 million in 2006, offset in part by an increase in interest and finance costs of approximately $1.1 million, or 235.9%, from approximately $453,000 in 2005 to approximately $1.5 million in 2006, as well as increases in other expense accounts.

Income Tax Expenses
Our income tax expenses increased by approximately $2.1 million, or 75.8%, from approximately $2.8 million in 2005 to approximately $4.9 million in 2006.  The increase was primarily attributable to increases in our PRC tax expenses resulting from an increase in our income subject to PRC tax.

Cumulative Currency Translation Adjustments
Our cumulative currency translation adjustments increased by approximately $1.2 million, or 157.5%, from approximately $774,000 in 2005 to approximately $2.0 million in 2006.

Liquidity and Capital Resources
We had retained earnings of approximately $37.9 million, $32.6 million and $17.6 million as of December 31, 2007, 2006 and 2005, respectively.  As of December 31, 2007, we had cash and cash equivalents of approximately $11.2 million and total current assets of approximately $92.8 million, and working capital of $49.4 million.  We have financed our activities to date principally from cash generated from operations and the sale of debt securities.

Our summary cash flow information is as follows:

	Year ended December 31
Net cash (used in) provided by:	2007	2006	2005
	($ in thousands)
Operating activities	(4,274)	11,105	4,904
Investing activities	(101,661)	(11,699)	(12,941)
Financing activities	73,931	25,795	14,358

Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities decreased approximately $15.4 million, from net cash provided by operating activities of approximately $11.1 million in 2006 to net cash used in operating activities of approximately $4.3 million in 2007.  This decrease was primarily attributable to a decrease in net income of approximately $8.1 million, an increase in gains on derivatives of approximately $3.3 million, an increase in advances to suppliers of approximately $28.5 million, an increase in inventories of approximately $5.7 million, an increase in prepayments and other assets of approximately $2.8 million, and an increase in other receivables of approximately $1.1 million.  This decrease was offset in part by an increase in provision for losses on receivables of approximately $4.2 million, an increase in interest expense from accrual of guaranteed redemption value of approximately $8.2 million, an increase in interest expense from amortization of note discounts of approximately $3.7 million, a decrease in trade receivables of approximately $1.1 million, an increase in advances from customers of approximately $12.6 million, and an increase in other payables of approximately $1.2 million.

Net cash provided by operating activities increased approximately $6.2 million, from approximately $4.9 million in 2005 to approximately $11.1 million in 2006.  This increase was primarily attributable to an increase in net income of approximately $5.2 million, an increase in depreciation of property and equipment of approximately $1.3 million, an increase in trade receivables of approximately $4.5 million, a decrease in advances to suppliers of approximately $2.0 million, an increase in inventories of approximately $1.5 million, an increase in accounts payables and accrued expenses of approximately $3.6 million, and an increase of other payables of approximately $1.9 million.  This increase was offset in part by a decrease in advances from customers of approximately $13.0 million, a decrease in advances from related parties of approximately $1.4 million, and a decrease in advances from employees of approximately $1.1 million.

Net Cash Used in Investing Activities
Net cash used in investing activities increased approximately $90.0 million, from approximately $11.7 million in 2006 to approximately $101.7 million in 2007.  This increase was primarily attributable to an increase of approximately $25.3 million in purchase of property and equipment, an increase of approximately $15.8 million in purchases of leases, an increase of approximately $6.8 million in prepayments for land use rights, an increase of approximately $5.3 million in long-term notes receivable, an increase in time deposits of approximately $8.0 million, and a deposit paid for equity investment of approximately $27.5 million.  Net cash used in investing activities primarily relates to expenditures associated with our construction and acquisition of new facilities.

Net cash used in investing activities decreased approximately $1.2 million, from approximately $12.9 million in 2005 to approximately $11.7 million in 2006.  This decrease was primarily attributable to an increase of approximately $2.4 million in purchase of property and equipment, offset in part by approximately $670,000 in purchases of prepaid leases and minor changes relating to note and loan receivable accounts.

Net Cash Provided by Financing Activities
Net cash provided by financing activities increased approximately $48.1 million, from approximately $25.8 million in 2006 to approximately $73.9 million in 2007.  This increase was primarily attributable to an increase of approximately $1.3 million in proceeds from long-term debts, an increase of approximately $58.1 million in proceeds from convertible debt, and a reduction of approximately $1.1 million in the amount paid for minority interest acquisition.  This decrease was offset in part by a decrease of approximately $3.9 million in proceeds from short-term notes and loans payable, a decrease of approximately $7.1 million in repayment of short-term notes and loans payable, and an increase of approximately $1.0 million in repayment of long-term debts.  Net cash provided by financing activities primarily related to the issuance of our 2012 Notes.

Net cash provided by financing activities increased approximately $11.4 million, from approximately $14.4 million in 2005 to approximately $25.8 million in 2006.  This increase was primarily attributable to an increase of approximately $12.9 million in proceeds from short-term notes and loans payable, an increase of approximately $10.2 million in proceeds from convertible debt, and an increase of approximately $1.3 million in warrant exercises.  This increase was offset in part by a decrease of approximately $8.2 million in repayment of short-term notes and loans payable, a decrease of approximately $2.4 million in proceeds from long-term debts, and a decrease of approximately $2.1 million in minority interest acquisition.

Outstanding Indebtedness
Series A Convertible Note
On April 27, 2005, we issued a 6.50% Series A Convertible Note due 2006, or the Series A Note, in the principal amount of $3.0 million.  The Series A Note accrued interest at 6.50% per annum, matured on April 25, 2006, and was convertible into shares of our common stock at an initial conversion price of $8.00 per share subject to adjustments for stock splits, dividends, reorganization and similar events.  The Series A Note was issued to Pike Capital Partners L.P.  In April 2006, the $3.0 million principal amount plus $195,000 in accrued and unpaid interest was converted in accordance with the terms of the Series A Note into 399,375 shares of our common stock, which were allocated between Pike Capital Partners L.P. and its affiliate Pike Capital Partners (QP) LP, or collectively the Pike Entities.  During the fiscal years ended December 31, 2007 and 2006, the Pike Entities beneficially owned in excess of 5% of our issued and outstanding common stock.

Series B Convertible Notes
On June 30, 2005 and August 14, 2005, we issued two Series B Notes, in the aggregate principal amount of $5.0 million.  The Series B Notes accrued interest at 7.50% per annum, matured one year from their dates of issuance, and were convertible into shares of our common stock at an initial conversion price of $10.00 per share subject to adjustments for stock splits, dividends, reorganization and similar events.  The Series B Notes were issued to Pike Capital Partners L.P.  In July and August 2007, the $5.0 million principal amount plus $750,000 in accrued and unpaid interest was converted in accordance with the terms of the Series B Notes into 575,000 shares of our common stock, which were allocated between the Pike Entities.  During the fiscal years ended December 31, 2007 and 2006, the Pike Entities beneficially owned in excess of 5% of our issued and outstanding common stock.

7.75% Convertible Notes Due 2009
On October 3, 2006, pursuant to a subscription agreement, we issued an aggregate principal amount of $18.2 million in 2009 Notes and warrants to purchase up to an aggregate of 251,000 shares of our common stock.  The value of the warrants of $1,871,859 was recorded as a discount to the value of the 2009 Notes and will be amortized to interest expense over the term of the 2009 Notes.  The 2009 Notes mature on October 2, 2009, accrue interest at an annual rate of 7.75% compounded annually and payable in shares of our common stock at maturity, and contain customary representations, warranties, and events of default, including failure to pay amounts due under the 2009 Notes, failure to comply with certain covenants, and the occurrence of certain insolvency events.  The principal and accrued and unpaid interest due under the 2009 Notes may be converted at the option of the holder into shares of common stock at an initial conversion price of $14.50 per share.  The conversion price is subject to adjustments for dividends, subdivisions, combinations, and other events.  Subject to the same adjustments, the warrants permit the holders to acquire, at any time prior to October 2, 2012, an aggregate of approximately 251,000 shares of our common stock at an initial exercise price of $14.50 per share.  As of December 31, 2007, the conversion price of the 2009 Notes and the exercise price for the warrants was $14.50 per share.

The subscription agreement contains customary representations, warranties, indemnities and covenants, including covenants by us to maintain our securities exchange listing and to comply with our reporting and filing obligations under the Exchange Act.  The subscription agreement also grants holders of the 2009 Notes a right of first refusal to purchase an aggregate amount of up to 25.0% of any securities we may propose to sell.

In connection with the issuance of the 2009 Notes, we entered into a registration rights agreement pursuant to which we agreed to file, by January 3, 2007, a registration statement covering the resale of the shares of our common stock issuable upon conversion of the 2009 Notes and upon exercise of the warrants.  We also agreed to register, on one occasion and prior to October 3, 2011, shares issued on conversion of interest payable on the 2009 Notes if such shares have not been included in a prior registration statement.  If we fail to meet these registration obligations, or if the SEC does not declare such registration statements effective within 120 days of the filing thereof, we agreed to pay an additional amount equal to 2.0% of the principal amount of each holder’s 2009 Notes per month, payable monthly in cash or, at the option of the holder, in shares of our common stock at the then-applicable conversion price per share.  The registration rights agreement also grants piggy-back, demand and S-3 registration rights to the holders of shares of our common stock issuable upon conversion of the 2009 Notes.  We were not in compliance with the requirement under the registration rights agreement to file a registration statement by January 3, 2007 and to cause it to become effective within 120 days.  As all of the holders of the 2009 Notes have waived the 2.0% payment for the periods in 2007 prior to May 3 and after September 30, we have made the 2.0% payment for the period from May 3, 2007 through September 30, 2007, equal to approximately $1.8 million, which has been charged to earnings for the year ended December 31, 2007.  In addition, we have accrued an additional $720,000 amount at December 31, 2007 for a portion of the value of the subsequent settlement of a liability under our registration rights agreement.

In November 2008, we restructured the 2009 Notes and related agreements.  See “—Restructuring of 2009 Notes” for a discussion of certain changes to the terms and conditions of the 2009 Notes and related agreements.

1.00% Guaranteed Senior Secured Convertible Notes Due 2012
On June 1, 2007 and June 27, 2007, pursuant to a notes purchase agreement and related agreements, we issued an aggregate principal amount of $60.0 million and $20.0 million, respectively, in 2012 Notes.  The 2012 Notes accrue interest at an annual rate of 1.00%, payable in cash on June 1 and December 1 of each year, and mature on the five-year anniversary of their issuance.  The 2012 Notes have been guaranteed by certain of our subsidiaries and secured by a pledge of all of our equity interest in AFC and a pledge of 2,664,340 shares of our common stock held by Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager.  Costs of $3,697,934 associated with the 2012 Notes were capitalized as a deferred charge and are shown as an other asset.  These costs will be amortized over the term of the 2012 Notes.  Amortization of $369,794 was charged to expense during the year ended December 31, 2007.

The principal amount of the 2012 Notes is convertible into shares of our common stock at the option of the holder at an initial conversion price of $24.00 per share.  The conversion price is subject to adjustments for dividends, subdivisions, issuances of our common stock or warrants below current market prices, and other events.  The conversion price is also subject to a semi-annual reset based on the volume-weighted 30-day average trading price of our common stock.  Any contingent beneficial conversion feature associated with a conversion price reset will be recognized in the period in which the contingency is resolved.  If not previously converted, upon maturity we must redeem the 2012 Notes at a price equal to $228,776 per each $100,000 in principal amount of 2012 Notes.  As of December 31, 2007, we have accrued approximately $8.2 million of the additional redemption amount related to the Notes.

The notes purchase agreement contains representations, warranties, indemnities and covenants, including covenants by us and our controlling shareholders to use best efforts to effect a qualifying initial public offering by December 1, 2008, to provide certain additional security for the 2012 Notes, to file timely all required reports under the Exchange Act, and not to take certain other actions regarding any potential acquisition of our equity securities or any tender offer, exchange offer, merger, consolidation, or sale of all or substantially of our assets.

The indentures under which the 2012 Notes were issued contain covenants restricting our operations, including restrictions on our use and maintenance of our properties, incurrence of indebtedness, declaration or payment of dividends or other distributions, repurchase of capital stock or subordinated obligations, making investments, incurrence of liens, sale of assets, use of proceeds from the sale of the 2012 Notes, and engaging in business unrelated to dairy and related food products.  The indentures also require us to maintain tangible net worth ratios, to complete a qualifying initial public offering of our common stock by December 1, 2008, to repurchase some or all of our 2012 Notes from electing holders upon certain assets sales, upon certain change of control transactions or if our common stock ceases to trade on a qualifying U.S. stock exchange, and to file reports under the Exchange Act with the SEC.  In addition, the outstanding 2012 Notes will accrue additional interest at an annual rate of 5% if a qualifying initial public offering has not occurred by December 1, 2008.  We will also be obligated to pay an additional amount equal to 3.0% of the principal amount of the outstanding 2012 Notes if a qualifying initial public offering has not occurred by December 1, 2008 and an additional amount equal to 1.0% of the principal amount of the outstanding 2012 Notes if we fail to retain a qualified auditor at any time after May 1, 2008.  The indentures also contain customary events of default, including any failure to pay any interest, principal, or premium on the 2012 Notes, failure to comply with certain covenants, the occurrence of certain insolvency events, defaults under or failure to pay when due any other indebtedness exceeding $2.0 million and certain events regarding the security interests.

In connection with the issuance of the 2012 Notes, we entered into a registration rights agreement and an investor rights agreement with holders of the 2012 Notes.  The registration rights agreement requires us to file certain registration statements and provides that our failure to do so will result in a penalty of additional interest accruing at an annual rate of 0.25% for the first 90 days and thereafter at an annual rate of 0.50%.

Pursuant to the investor rights agreement, we granted Citadel Equity Fund Ltd, or Citadel, a right of first refusal to purchase any securities we may propose to issue or sell until June 1, 2012.  We sold and issued a principal amount of $60.0 million of the 2012 Notes to Citadel.  During the fiscal year ended December 31, 2007, Citadel beneficially owned in excess of 5% of our issued and outstanding common stock.

At the date of issuance of the 2012 Notes, we determined that the convertible note instrument contained embedded derivatives.  The fair value of the embedded derivatives was determined to be $53,298,331 and is recorded as a derivative liability at inception.  This amount is being accreted through charges to the statements of operations and comprehensive income using the effective interest method over the period of the 2012 Note obligations.  At December 31, 2007, the fair value of the derivatives was $50,019,300.  The reduction in the fair value was also recorded in the statements of operations and comprehensive income as gain on derivatives during the year ended December 31, 2007.

In November 2008, we restructured the 2012 Notes and related agreements.  See “—Restructuring of 2012 Notes” for a discussion of certain changes to the terms and conditions of the 2012 Notes and related agreements.

Restructuring of 2009 Notes
On November 12, 2008, we entered into an agreement with the holders of the 2009 Notes pursuant to which we agreed to issue to such holders an aggregate amount of 216,639 shares of our common stock and such holders waived claims to additional payments under the registration rights agreement relating to the 2009 Notes.  The agreement contains customary representations and warranties, as well as security and inter-creditor provisions.  In connection with the agreement, we amended and restated the 2009 Notes, or the New 2009 Notes, amended and restated the warrants issued therewith, and amended the prior registration rights agreement.

The New 2009 Notes were issued in an aggregate principal amount of $18.2 million, mature on October 2, 2009, accrue interest at an annual rate of 7.75% compounded annually and payable in shares of our common stock at maturity.  The New 2009 Notes contain representations, warranties, and events of default, including default for failure to pay amounts due under the New 2009 Notes, failure to comply with certain covenants, the occurrence of certain insolvency events, certain events regarding the security interests, and cross-defaults under the 2012 Notes or any other indebtedness exceeding $2.0 million.  The principal and accrued and unpaid interest due under the New 2009 Notes may be converted at the option of the holder into shares of our common stock at an initial conversion price of $14.50 per share.  The conversion price is subject to adjustments for dividends, subdivisions, combinations, or issuances of our common stock, warrants or similar rights at a price per share less than the conversion price then in effect.  Subject to the same adjustments, the amended and restated warrants permit the holders to acquire, at any time prior to October 2, 2012, an aggregate of approximately 251,000 shares of our common stock at an initial exercise price of $14.50.

The New 2009 Notes are guaranteed by AFC and secured by a pledge of all of our equity interest in AFC and a pledge of 2,664,340 shares of our common stock held by Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager.  The guarantees and security interests are subordinate to those securing the 2012 Notes.

The amendments to the registration rights agreement extend the existing demand, piggy-back and S-3 registration rights to the holders of shares of our common stock issued in connection with the release of claims to additional payments under the prior registration rights agreement.  In addition, the amendments restate the penalties for our failure to comply with registration and other covenants.  In particular, we agreed to pay additional interest, accruing at 1.00% of the principal amount of each holder’s New 2009 Notes per month and payable monthly in cash or, at the option of the holder, shares of our common stock at the then-applicable conversion price per share, upon the occurrence of certain events.  These events include our failure to file a registration statement by January 3, 2007, our failure to file a registration statement by the three month anniversary of any demand registration notice, if sales of all registrable securities cannot be made pursuant to the registration statement, if our common stock ceases to be listed or traded in qualifying exchanges or markets, if a qualifying initial public offering has not occurred on or before June 30, 2009, if we fail to keep public information available, if we fail to file in a timely manner all reports and other documents we are required to file with the SEC, or if we fail to maintain our Exchange Act registration.  In connection with the amended registration rights agreement, the holders of the New 2009 Notes agreed that we will only be obligated to make additional interest payments to them if a resale registration statement is not effective by June 30, 2009 or if we are unable to timely comply with our reporting and filing obligation under the Exchange Act by April 15, 2009.

Restructuring of 2012 Notes
On March 1, 2008, pursuant to the indentures governing the 2012 Notes, the conversion price of the 2012 Notes was reset at $12.00 per share.  The contingent beneficial conversion feature associated with this conversion price reset will be recognized in our financial statements as of and for the quarter ended March 31, 2008.

On November 12, 2008, we entered into a supplemental indenture with respect to the 2012 Notes.  The supplemental indenture grants each holder of the 2012 Notes the option to elect that we repurchase all or any portion of such holder’s 2012 Notes, at a repurchase price of 115% of the principal amount of 2012 Notes for which such holder elected early repurchase.  On November 13, 2008, the holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligates us to repurchase the 2012 Notes for an aggregate amount of $92.0 million in accordance with the terms and conditions of the supplemental indenture.  Accordingly, we have paid $15,333,333 to the holders of the 2012 Notes, $13,333,333 of which represented repayment of principal, and we are obligated to pay an additional $15,333,333 by each of April 15 and July 15, 2009 and to pay the remaining $46.0 million by October 15, 2009.  As part of the first repurchase payment, we also paid $407,000 in accrued and unpaid interest to holders of the 2012 Notes.  As a result of the repurchase election, interest on all 2012 Notes ceased to accrue after November 13, 2008 and the 2012 Notes may not be converted into shares of our common stock, subject to our making the required repurchase payments.  Holders of the 2012 Notes are entitled to all other rights and privileges as holders of the 2012 Notes until the required repurchase payments are paid in full.

Our failure to make the required repurchase payments on April 15, 2009, July 15, 2009 or October 15, 2009, will not constitute an event of default under the indentures, although certain waivers granted to us under the supplemental indenture, described below, would terminate, interest would recommence accruing on the 2012 Notes, and the holders of the 2012 Notes could exercise their conversion rights under the indentures.

In the supplemental indenture, we obtained waivers and consents from the holders of the 2012 Notes.  These waivers and consents allow us to incur additional debt and liens in connection with funding the repurchase of the 2012 Notes and for certain operating purposes, waive our compliance with tangible net worth and leverage ratio requirements, waive the requirement that we repurchase 2012 Notes from electing holders if our common stock ceases to trade on a qualifying U.S. stock exchange, and waive the requirement that we file Exchange Act reports to the extent our non-compliance is due to or results from the previously announced re-audit of our financial statements.

Expansion Strategy
We believe the market for dairy products in China is growing rapidly, including the market for high quality dairy products.  Our growth strategy involves capturing as much of this market as possible during this rapid growth phase.  To implement this strategy we plan to expand our production capabilities by investing in world-class production processes, to enhance our distribution capabilities into first-tier PRC markets, to strengthen our premium quality brand awareness, and to strategically align sourcing, production and distribution by region.  Our expansion strategy will require the continued retention and investment of our earnings from operations and, we believe, additional funding from private debt and equity financing.  In general, the commitment of funds to the acquisition or construction of plant and equipment tends to impair liquidity.  However, we believe that because of the upward trend in our revenues in recent years, even if this trend levels off, our income from operations coupled with such additional financing should provide sufficient liquidity to meet our needs.  Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.  In the event of an unanticipated shortfall, we have access to a line of credit with the Construction Bank of China and other Chinese banks to fund our operations.  We have credit facilities in place with an aggregate limit of approximately $9.0 million provided by three branches of the China Construction Bank.

Ausnutria Transaction
In August 2007, we made an advance payment to Ausnutria Dairy (Hunan) Company Ltd., or Ausnutria, a distributor of milk powder and rice products in China, in connection with a proposed acquisition of 100% of the equity interest in Ausnutria.  The transaction did not close and we entered into renegotiations.

In October 2007, we entered into an equity purchase agreement pursuant to which we agreed to purchase, through our subsidiary Moveup, 75% of the outstanding equity interests of Ausnutria, for consideration that included the amount of the advance payment we previously made.  The transaction did not close because the sellers failed to comply with certain closing conditions under the equity purchase agreement, and we entered into renegotiations, including discussions regarding our proposed acquisition (directly or indirectly) of the other 25% of the outstanding equity interests of Ausnutria.  In connection with this transaction, we recorded a deposit for investment of $28,269,857 as of the year ended December 31, 2007.

In February 2008, we made an initial deposit payment of approximately $1.4 million to Ausnutria Holding Co., Ltd., which indirectly owns Ausnutria, in connection with our efforts to resolve the incomplete transactions in 2007.  The transaction did not close and we entered into renegotiations.

To resolve the incomplete transactions regarding Ausnutria, on February 18, 2009, we, through our subsidiary Feihe Dairy, entered into a new equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, one of our directors and Vice President of Finance of Feihe Dairy, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for aggregate consideration of approximately $43.3 million.  The agreement is subject to customary representations, warranties, covenants and indemnities.  The purchase price is payable in two tranches.  We have received approximately $11.0 million from the purchasers, and the second tranche of approximately $32.3 million has been deposited into an escrow account and will be released to Feihe Dairy and Mr. Liu upon satisfaction of the closing conditions under the agreement, including completion of the application for amendment of shareholders with the local counterpart of the State Administration of Industry and Commence in Kedong County, Heilongjiang Province, China.

Contractual Obligations
Our contractual obligations are as follows:

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$1,846,610	$1,464,145	$305,973	$76,492	$-
Purchase obligation for building acquisition	24,472,253	24,472,253	-	-	-
Purchase obligations for land use rights	1,945,519	1,795,085	73,750	49,167	27,517
Total	28,264,382	27,731,483	379,723	125,659	27,517

Critical Accounting Policies
The consolidated financial statements include the financial statements of us and our subsidiaries.  All transactions and balances among us and our subsidiaries have been eliminated upon consolidation.

Accounting Judgments and Estimates
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

We believe that certain accounting policies are of more significance in our consolidated financial statement preparation process than others, which policies are discussed below. See also Note 2 to the consolidated financial statements for a summary of our principal accounting policies.

Estimates of Allowances for Bad Debts - We must periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances.

Estimate of the useful lives of property and equipment - We must estimate the useful lives and proper salvage values of our property and equipment. We must also review property and equipment for possible impairment or obsolescence.

Inventory - We must determine whether we have any obsolete or impaired inventory.

Goodwill - We must test goodwill annually for impairment or more frequently if events or changes in circumstances indicate that it might be impaired.

Revenue Recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed.

Please refer to the notes to the financial statements included elsewhere in this filing for a more complete listing of all of our critical accounting policies.

New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements that is presented separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of SFAS 160 is not expected to have a significant impact on our financial statements.

In December 2007, FASB issued SFAS No. 141 (revised), “Business Combinations,” or SFAS 141(R).  SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The adoption of SFAS 141(R) is not expected to have a significant impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The adoption of SFAS 159 is not expected to have a significant impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157.  SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years ending after January 1, 2008, and interim periods within those fiscal years, with early adoption permitted.  The adoption of SFAS 157 is not expected to have a significant impact on our financial statements.

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108.  SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The determination that an error is material in a current year that includes prior year effects may result in the need to correct prior year financial statements, even if the misstatement in the prior year or years is considered immaterial.  When companies correct prior-year financial statements for immaterial errors, SAB 108 does not require previously filed reports to be amended.  Such correction may be made the next time the company files the prior year financial statements.  SAB 108 is effective in the current fiscal year ended December 31, 2007.  We have applied the guidance of SAB 108 in preparing Note 31 to our audited financial statements as of and for the fiscal year ended December 31, 2007.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48.  FIN 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position in a tax return.  Prior to adopting FIN 48 on January 1, 2007, our policy was to establish reserves that reflected the probable outcome of known tax contingencies.  Favorable resolution was recognized as a reduction to the effective income tax rate in the period of resolution.  As compared to a contingency approach, FIN 48 is based on a benefit recognition model.  Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement.  The tax position must be derecognized when there is a change in facts and circumstances, the position is settled, or the statute of limitation has expired.

In June 2006, the FASB ratified the provisions of EITF Issue No. 06-3 “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, or EITF 06-3.  EITF 06-3 requires that we disclose how we account for taxes imposed on and concurrent with a specific revenue-producing transaction.  EITF 06-3 is effective for us starting January 1, 2007.  The adoption of EITF 06-3 had no significant impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We conduct all of our operations in the PRC, and the Renminbi is the national currency in which our operations are conducted. We have not utilized any derivative financial instruments or any other financial instruments, nor do we utilize any derivative commodity instruments in our operations, nor any similar market sensitive instruments.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rate at December 31, 2007 was approximately 7.3 Renminbi to 1 U.S. dollar.  The exchange rate at December 31, 2008, was approximately 6.8 Renminbi to 1 U.S. dollar.  The exchange rate is currently permitted to float within a very limited range.

Item 8. Financial Statements and Supplementary Data

Financial Statements
Please see the accompanying Financial Statements attached hereto beginning on page F-1.

Supplementary Data
The following tables set forth supplementary quarterly and annual financial data for the years ended December 31, 2007 and 2006.  The supplementary quarterly financial data are derived from unaudited management accounts for such periods, which have been revised to reflect the reclassification of certain items and the correction of certain errors.  The annual financial data are derived from our audited consolidated financial statements included elsewhere in this report, which includes re-audited and restated financial statements for the year ended December 31, 2006.  The tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, appearing elsewhere in this report.  In management’s opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented.

	2007
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Year Ended December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	($ in thousands, except share data)
Statements of Operations Data
Sales	36,372	39,746	44,113	45,737	165,968
Cost of goods sold	16,901	21,168	25,207	29,661	92,937
Gross profit	19,471	18,578	18,906	16,076	73,031
Operating and administrative expenses
Sales and marketing	9,660	11,547	10,186	9,347	40,740
General and administrative	2,727	1,671	6,311	3,131	13,840
Total operating expenses	12,387	13,218	16,497	12,478	54,580
Income from operations	7,084	5,360	2,409	3,598	18,451
Other income (expenses)	889	2,915	(7,734)	(355)	(4,285)
Income tax expenses	1,463	1,426	1,550	1,441	5,880
Net income attributable to ordinary shareholders	6,509	6,850	(6,875)	1,800	8,284
Other comprehensive income:
Cumulative currency translation adjustments	818	799	2,600	5,098	9,315
Total comprehensive income	7,327	7,649	(4,275)	6,898	17,599
Earnings per share
Basic	0.41	0.43	(0.42)	0.11	0.51
Diluted	0.39	0.40	(0.42)	0.10	0.48
Weighted average ordinary shares outstanding
Basic	15,858,906	15,951,949	16,554,132	16,931,204	16,327,616
Diluted	18,412,851	18,431,013	16,554,132	17,718,318	17,696,997

Balance Sheet Data
Cash and cash equivalents	36,643	93,197	57,565	11,181	11,181
Working capital	32,513	99,138	77,680	49,356	49,356
Property and equipment, net	36,081	41,895	48,295	52,280	52,280
Construction in progress	11,259	10,954	28,574	33,010	33,010
Total assets	125,945	212,258	211,822	234,629	234,629
Accounts payable and accrued expenses	12,127	17,784	13,207	15,801	15,801
Long-term debt, net of current portion	449	463	470	382	382
Convertible debt, net	21,640	48,840	49,983	55,238	55,238
Derivatives	-	50,465	52,915	50,019	50,019
Total liabilities	61,487	139,490	136,917	152,423	152,423

	2006
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Year Ended December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(restated)
	($ in thousands)
Statements of Operations Data
Sales	24,961	24,872	32,249	33,000	115,082
Cost of goods sold	11,875	16,123	16,640	20,532	65,170
Gross profit	13,086	8,749	15,609	12,468	49,912
Operating and administrative expenses
Sales and marketing	6,456	3,939	9,260	8,411	28,066
General and administrative	1,274	1,227	1,183	1,907	5,591
Total operating expenses	7,730	5,166	10,443	10,318	33,657
Income from operations	5,356	3,583	5,166	2,150	16,255
Other income (expenses)	290	2,058	1,454	1,222	5,024
Income tax expenses	1,177	1,209	1,255	1,217	4,858
Net income attributable to ordinary shareholders	4,474	4,433	5,365	2,161	16,433
Other comprehensive income:
Cumulative currency translation adjustments	190	181	715	907	1,993
Total comprehensive income	4,664	4,613	6,080	3,069	18,426
Earnings per share
Basic	0.32	0.30	0.36	0.14	1.11
Diluted	0.27	0.26	0.32	0.13	0.98
Weighted average ordinary shares outstanding
Basic	14,164,280	14,578,565	14,893,213	15,333,200	14,745,930
Diluted	17,141,495	17,316,544	17,321,582	17,467,714	17,651,712

Balance Sheet Data
Cash and cash equivalents	11,431	16,070	23,517	39,521	39,521
Working capital	7,089	8,472	8,987	23,794	23,794
Property and equipment, net	34,256	34,756	34,877	36,192	36,192
Construction in progress	1,363	2,636	5,648	8,508	8,508
Total assets	68,606	76,805	96,848	117,625	117,625
Accounts payable and accrued expenses	8,733	10,728	13,466	11,352	11,352
Long-term debt, net of current portion	1,514	1,518	1,520	1,486	1,486
Convertible debt, net	8,000	5,000	5,000	16,484	16,484
Total liabilities	33,725	33,536	47,288	61,466	61,466

For a reconciliation of the annual data to our previously reported financial position and results of operations, see Note 29 to our audited financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 7, 2007, we dismissed MHM as our independent auditor following notification of an informal SEC investigation related to individuals and entities that provided accounting or certain advisory services to us, including MHM and Henny Wee & Co.  The report of MHM on our financial statements for the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss MHM was approved by our Audit Committee.  During the Company’s two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no reportable events as the term is described in Item 304(a)(1)(iv) or (v) of Regulation S-K.  Effective January 25, 2008, we engaged Grant Thornton, the Hong Kong member firm of Grant Thornton International Ltd., as our new independent registered public accountants.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During our review of our financial statements and results for the year ended December 31, 2007, and following our termination of our prior auditors and the re-audit of our financial statements for the years ended December 31, 2006 and 2005, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, identified several internal control matters that constitute material weaknesses and significant deficiencies, which we view as an integral part of our disclosure controls and procedures.  Consequently, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at December 31, 2007, December 31, 2008, or March 30, 2009.  These weaknesses and deficiencies are discussed below under “--Management’s Report on Internal Control Over Financial Reporting.”

Because of these weaknesses and deficiencies, management has taken additional steps to ensure the reliability of our financial reporting.  These steps have included our internal review that identified revisions to our previously issued financial statements, additional Audit Committee review, efforts to remediate the material weaknesses and significant deficiencies in internal control over financial reporting described below, and the performance of additional procedures by management with respect to the financial statements contained in this report.

Management’s Report on Internal Control Over Financial Reporting
Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP.  Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  A “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

During our review of our financial statements and results for the year ended December 31, 2007, and following our termination of our prior auditors and the re-audit of our financial statements for the years ended December 31, 2006 and 2005, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  As a result of that assessment, we identified the following internal control matters that constitute material weaknesses or significant deficiencies:

•	Material weaknesses in our internal controls over financial reporting:

o
Financial statement review procedures – We did not establish review procedures and retain qualified personnel to ensure the financial statements were prepared in compliance with GAAP and SEC disclosure requirements.  In addition, we did not adequately review GAAP adjustment procedures, our disclosure reporting process and our consolidated financial statements preparation processes.

o
Accounting treatment for routine and non-routine transactions – We did not effectively and timely assess the accounting treatment for transactions, including sales, purchases, inventory, taxation, acquisition of assets, asset valuations and capital assets.

o
Internal audit function – We did not maintain effective oversight of our internal control over financial reporting, including ineffective communication and understanding of our Code of Business Conduct and Ethics, lack of an appointed chief officer of internal audit functions, lack of selection criteria for a chief officer of internal audit functions, lack of an established reporting channel between our internal audit function and our Audit Committee, a lack of documented review or approval by our Audit Committee of our risk assessment, lack of effective and documented procedures that ensured relevant and sufficient financial-related information was provided to the Audit Committee in the course of its review of financial statements, and lack of documented evidence that the Audit Committee accomplished its tasks under its charter.

o	Timing of management’s assessment – we did not timely perform and document our management assessment of our internal controls over financial reporting as of December 31, 2007.

•	Significant deficiencies in our internal controls over financial reporting:

o
Period-end closing procedures – We did not have formal period-end closing procedures in place, which did not allow effective identification, approval and detection of routine and non-routine accounting journal entries.

o
Access to administrative and accounting systems – We did not adequately control the accountants and financial controllers who were assigned system administrator rights on our accounting systems while also preparing or reviewing journal entries.

o
Documentation of accounts receivable transfers and promoters expenses – We did not have adequate documentation of approval by our management or confirmation from our customers for transfers of certain accounts receivable amounts.  In addition, we did not have adequate documentation of the incurrence, authorization or recordation of promoters expenses.

o
Division of treasury and accounting duties – We did not adequately assess the compatibility of treasury and accounting duties, including the use of payment authorization stamps by accounting personnel who also acted as preparers or reviewers of journal entries or as accounting system administrators and the performance or review of bank reconciliations.

In addition, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, identified several control deficiencies that it believes do not rise to the level of significant deficiencies.  Our independent registered public accountants noted several material weaknesses in our internal control over financial reporting but, due to limitations on the scope of their engagement, were not able to perform auditing procedures necessary to form an opinion on our internal control over financial reporting as of December 31, 2007.

Remediation Plan
We are devoting significant resources to remediating and improving our internal controls, including hiring additional accounting, internal audit and finance staff, engaging consultants to assist with these functions, upgrading our systems, and implementing additional financial and management controls, reporting systems and procedures.  These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.  If we are unable to remediate successfully these material weaknesses and significant deficiencies in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

Changes in Internal Controls
During the third and fourth quarters of our 2007 fiscal year, and since the end of our 2007 fiscal year, we have begun the implementation of some of the remedial measures described above, including hiring additional staff, engaging consultants, training our staff, implementing more rigorous policies and procedures relating to period-end financial reporting, journal-entry approval, supporting documentation, account reconciliations, and management representation letters, and increasing our corporate audit focus on key accounting controls and processes, including documentation requirements.  We expect to continue to implement additional financial and management controls, reporting systems and procedures.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors
The following table sets forth the name and age of each member of our board of directors, the positions and offices held by each director with us, and the period during which the director has served as one of our directors.  Directors serve until the election and qualification of their successors.

Name	Age	Position	Director Since

Leng You-Bin	44	Chairman, Chief Executive Officer, President and General Manager	2003
Liu Hua	36	Vice Chairman, Secretary, Treasurer and Director	2003
Liu Sheng-Hui	38	Vice President of Finance, Feihe Dairy, and Director	2003
Hui-Lan Lee	59	Director	2003
Kirk G. Downing, Esq.	56	Director	2005
James C. Lewis, Esq.	56	Director	2006

Leng You-Bin has been our Chairman, Chief Executive Officer, President, and General Manager since May 2003.  From January 2002 to May 2003, Mr. Leng served as the Chief Executive Officer and President of American Flying Crane. From 1997 to 2002, Mr. Leng served as the General Manager of Feihe Dairy, and he became the Chairman and General Manager in 2000.  From 1989 to 1997, Mr. Leng served as a technician, deputy director and director of Zhaoguang Dairy Plants, the predecessor of Feihe Dairy.  Mr. Leng received a bachelor’s degree in food engineering from Northeast Agriculture University, China. and Shanghai Light Industrial college and studied business administration at Beijing University.

Liu Hua has been our Vice Chairman since April 2008, and he has also served as Secretary, Treasurer and a director since May 2003.  From May 2003 to April 2008, Mr. Liu served as our Chief Financial Officer, Secretary and Treasurer.  From November 2000 to May 2003, Mr. Liu served as the Financial Officer of Feihe Dairy.  From June 1998 to November 2000, Mr. Liu served as the Chief Executive Officer of Shenzhen Cima Limited, a financial consulting company.  From January 1996 to June 1998, Mr. Liu served as Chief Executive Officer of Shensheng Jiajing Inc., a trading company.  From September 1993 to January 1996, Mr. Liu served as the Chief Executive Officer of Zhengzhou Huacheng Limited, a trading company.  Mr. Liu received a bachelor’s degree in finance and economics from Xian Traffic University and from Shenzhen University.

Liu Sheng-Hui has been a director since May 2003, and he has also served as Vice President of Finance of Feihe Dairy since August 2001.  From January 2000 to May 2003, Mr. Liu served as Chief Financial Officer and a director of American Flying Crane.  From September 1998 to January 2000, Mr. Liu served as Chief Financial Officer at Feihe Dairy, where he also served in a variety of business positions from July 1992 to September 1998.  Mr. Liu received a bachelor’s degree in economics from Northeast Agriculture University, China, and an associate degree in accounting from Country Cadre Institute under the Supervision of Ministry of Agriculture in China.

Hui-Lan (“Tracy”) Lee has been a director since June 2003.  From April 2006 to November 2008, Ms. Lee served as Vice President of Financial Reporting of Countrywide Home Loans, Inc., a residential mortgage company, where she also served as Vice President and Director of Income Tax Compliance from April 2003 to April 2006.  From October 1996 to March 2003, Ms. Lee served as Tax Manager at Watson Pharmaceuticals, Inc., a specialty pharmaceutical company.  From 1979 to 1996, Ms. Lee held a variety of management positions with companies such as The Flying Tiger Line Inc., a large air cargo company, Quotron Systems, Inc., a large supplier of equity data to the financial community, and Lear Siegler, Inc., a conglomerate company in aerospace, automotive, agriculture and other industries.  Ms. Lee holds a bachelor’s degree in business administration from National Cheng-Kung University, Taiwan, a Master of Science degree in Taxation from Golden Gate University, and a Master of Business Administration from Indiana University.

Kirk G. Downing has been a director since February 2005.  From December 1980 to the present, he has been practicing law in Los Angeles, California. From January 1989 to June 1997, Mr. Downing also engaged in ranching, farming, logging and property development.  Mr. Downing received a bachelor’s degree in liberal arts from Portland State University and a Juris Doctorate degree from Loyola Law School.

James C. Lewis has been a director since December 2006.  From 2006 to the present, Mr. Lewis has been a partner in the law firm of Lewis, Hansen, Waldo & Pleshe, in Salt Lake City, Utah.  From July 2002 to September 2006, Mr. Lewis was involved in a number of private business ventures and practiced law under the name James C. Lewis, L.C. in Salt Lake City, Utah.  From 2000 to June 2002, Mr. Lewis was a member of the firm of Jones, Waldo, Holbrook & McDonough, Salt Lake City, Utah.  From 1997 to 2000, Mr. Lewis was a partner in the firm of Lewis Law Offices.  From 1993 to 1997, Mr. Lewis was a partner in the firm of Diumenti & Lewis.  From 1987 to 1992, he was a partner in the firm of Lewis & Lehman. From 1979 to 1985, Mr. Lewis was an attorney with Kruse, Landa & Maycock.  Mr. Lewis received a bachelor’s degree in psychology from the University of Utah and a Juris Doctorate from the University of San Diego.

Director Independence
The board of directors has determined that Hui-Lan Lee, Kirk G. Downing and James C. Lewis are each an independent director as defined by the listing standards of the NYSE Arca and SEC rules.

Board Committees
Our board of directors has established the following committees:  the Audit Committee, the Compensation Committee, the Nominating/Corporate Governance Committee, the Executive Committee and the Finance Committee.  Our Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee each operate under a written charter adopted by the board of directors, copies of which is available on our website at www.americandairyinc.com.  Our board of directors and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time, as appropriate.  The committees report on their activities and actions to the board of directors.

Audit Committee
Our Audit Committee consists of Kirk G. Downing, James C. Lewis and Hui-Lan Lee, each of whom is an independent director as defined by the listing standards of the NYSE Arca and SEC rules.  The board of directors has determined that Ms. Lee is an “Audit Committee Financial Expert,” as defined in Item 407(d)(5) of Regulation S-K.  Our Audit Committee appoints, retains, compensates and oversees our independent public accountants and reviews the scope and results of the annual audits, receives reports from our independent public accountants, and reports the committee’s findings to the board of directors.

Compensation Committee Interlocks and Insider Participation
The current members of our Compensation Committee are Leng You-Bin, Lee Hui-Lan, and James C. Lewis.  Except for Leng You-Bin, our Chairman, Chief Executive Officer, President and General Manager, none of the members of our compensation committee is an officer or employee of our company.  None of our executive officers serve, or in the past year has served, as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers serving on our board of directors or Compensation Committee.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons” for a summary of related party transactions involving Mr. Leng.

Executive Officers
The following table sets forth the name and age of each of our executive officers, the positions and offices held by each executive officer with us, and the period during which the executive officers has served as one of our executive officers.  All officers serve at the pleasure of the board of directors.

Name	Age	Position	Officer Since

Leng You-Bin	44	Chairman, Chief Executive Officer, President, and General Manager	2003
Liu Hua	36	Vice Chairman, Secretary, Treasurer and Director	2000
Jonathan H. Chou	44	Chief Financial Officer	2008
Liu Sheng-Hui	39	Vice President of Finance, Feihe Dairy, and Director	2001
Nie Bo	37	Head of Sales and Marketing	2007

Leng You-Bin’s biographical summary is included under “—Directors.”

Liu Hua’s biographical summary is included under “—Directors.”

Jonathan H. Chou has been our Chief Financial Officer since April 2008.  From February 2007 to June 2007, Mr. Chou served as the Asia Pacific Corporate Chief Financial Officer and Vice President of Mergers & Acquisitions for Honeywell International. Mr. Chou From September 2003 to June 2006, Mr. Chou served as the Asia Regional Chief Financial Officer of Tyco Fire & Security (ADT), a division of Tyco International. From May 2000 to September 2003, Mr. Chou served the Asia Pacific Chief Financial Officer of Lucent Technologies, where he oversaw regional Sarbanes-Oxley compliance and restructuring efforts during the downturn of the telecommunication sector. Mr. Chou received a bachelor’s degree in arts from the State University of New York at Buffalo and a Masters of Business Administration degree from Fuqua School of Business at Duke University.

Liu Sheng-Hui’s biographical summary is included under “—Directors.”

Nie Bo has been our Head of Sales and Marketing since July 2007.  From November 2006 to July 2007, Mr. Nie served as Vice General Manager and National Sales Director for Anlijia Dairy (Beijing) Limited, a dairy company.  From February 2003 to November 2006, Mr. Nie served as National Sales Director for Inner Mongolia Yili Industrial Group Co., Ltd., a large dairy company in China.  From October 2001 to February 2003, Mr. Nie served as Manager of North China Region for Anyi Dairy, a large New Zealand dairy enterprise. From October 1998 to September 2001, Mr. Nie served as Manager Assistant and Regional Sales Manager for Meadow Gold Investment Co., Ltd., a multinational dairy products company.  Mr. Nie received a bachelor’s degree in thermal engineering from Central South University of Technology in Hunan Province, China.

Item 11. Executive Compensation

Compensation Discussion and Analysis
Our Compensation Committee assists our board of directors in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers.  With the responsibility of establishing, implementing and monitoring our executive compensation program philosophy and practices, our Compensation Committee seeks to ensure that the total compensation paid to our directors and executive officers is fair and competitive.

Compensation Philosophy and Objectives
Our Compensation Committee’s goals regarding executive compensation are primarily to recruit, hire, retain, motivate and reward.  In determining what constitutes a fair and competitive compensation for each executive, our Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels based on the executive’s general business and industry knowledge and experience and comparable to executives in other companies of similar size and stage of development, while taking into account our relative performance and our strategic goals.

We conduct annual review of the aggregate level of our executive compensation as part of the annual budget review and annual performance review processes.  During our review of an individual executive’s compensation, our Compensation Committee primarily considers individual performance of that executive and internal review of the executive’s compensation, both individually and relative to other executive officers.  Our Compensation Committee also considers factors of corporate performance including the stock prices, sales, revenue and the current overall economic situation.  Adjustments to salary levels are typically made annually as part of the company’s performance review process, as well as upon a change in job responsibility.  Merit-based increases to salaries are based on our Compensation Committee’s assessment of the individual’s performance.

While we do not currently have performance-based compensation arrangements in place, we intend to do so as we believe such arrangements can better align the interests of the key executives with our shareholders.  After implementing such arrangements, our Compensation Committee intends to grant equity awards to our executives if certain performance goals are met, such as those based on specified increase in cash flow, net profits, stock price, sales, market shares or earnings per share.

Setting Executive Compensation
Historically, our executive compensation has consisted of base salary and equity incentives:

Base Salary:  Our Compensation Committee determines executive salaries based on job responsibilities and individual experience, and also compares the amounts we pay against comparable competitive market compensation for similar positions within similar industries.  In making such a comparison, we review compensation information made available to us through recruiting or investors relations firms as well as public data of a peer group comprised of at least twenty companies, which include Chinese dairy companies listed on stock exchanges in countries other than China (including, for example, companies such as China Mengniu Dairy Company Limited and Synutra International, Inc.), U.S. listed companies with substantial if not all operations in China (including, for example, companies such as American Oriental Bioengineering Inc. and New Oriental Education and Technology Group Inc.), and American companies in the food and/or dairy industries (including, for example, companies such as Dean Foods Company and Kraft Foods, Inc.).  We expect to continue to provide competitive salaries to our executive officers by reviewing the salaries of our executives annually and, if appropriate, recommending increases in salaries based on individual performance during the prior calendar year and cost of living adjustments.

Equity Awards:  Our Compensation Committee determines stock, options and other awards after consulting with recruiting firms that provide market information concerning equity awards to executives of similar positions in the peer group of companies described above.  We have adopted a 401(k) plan and intend to adopt formal programs for time off allocation and performance bonuses in the future.

Monitoring Executive Compensation Program
Our Compensation Committee monitors our executive compensation program by routinely comparing it to the compensation programs of similarly situated companies and considering other factors such as performance, length of service, peer evaluations, subjective and objective reviews.  As a result of its examination in 2007, our Compensation Committee recommended, and our board of directors approved, a cash compensation package for each of our Chief Executive Officer and Chief Financial Officer of $200,000 for services rendered in 2007.

Summary Compensation Table

Name and Principal Position(1)	Fiscal Year	Salary	Stock Awards(2)	Total
Leng You-Bin, Chairman, Chief Executive Officer, President, and General Manager	2005	$9,000	$72,811	$81,811
	2006	9,000	92,620	101,620
	2007	200,000	68,250	268,250

Liu Hua, Vice Chairman, Secretary, Treasurer, and Director	2005	$0	$80,611	$80,611
	2006	0	92,620	92,620
	2007	200,000	68,250	268,250

Liu Sheng-Hui, Vice President of Finance of Feihe Dairy, and Director	2005	$4,401	$72,811	$77,212
	2006	6,023	92,620	98,643
	2007	15,775	68,250	84,025

Nie Bo, Head of Sales and Marketing	2005	$0	$0	$0
	2006	0	0	0
	2007	157,747	0	157,747

(1)	Identifies our principal executive and principal financial officers during the specified periods. No other executive officer received compensation in excess of $100,000 during the specified periods.

(2)
 Represents the dollar amount of expense recognized for financial statement reporting purposes with respect to awards of common stock under the 2003 Stock Incentive Plan, in accordance to SFAS 123(R).  See the notes to our financial statements contained herein for an explanation of all assumptions made by us in determining the SFAS 123(R) values of our stock awards.

Employment Agreements
As of December 31, 2007, we had no written employment agreements with our officers or key employees.  On April 15, 2008, we entered into an employment agreement with Jonathan H. Chou, who became our Chief Financial Officer on that date.  The agreement has a four-year term and provides that Mr. Chou will receive a base salary of $175,000, a signing bonus of approximately $55,000, and options to acquire up to 270,000 shares of our common stock according to a 42-month vesting schedule.  Mr. Chou is also eligible to receive discretionary bonuses at times and in amounts determined by our Compensation Committee and to participate in medical, health, dental, disability, liability insurance and life insurance benefits, and certain other fringe benefits available to executive officers.  We plan to enter into similar employment agreements with other executive officers in the future.

Benefit Plans
We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plans in the future.  Certain employees of our subsidiaries, including Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, have pension and healthcare benefits through plans offered by such subsidiaries, as required by local Chinese laws.

Incentive Stock Plan
Effective April 1, 2003, we adopted and approved our 2003 Incentive Stock Plan, which reserves 3,000,000 shares of common stock for issuance under the plan. The plan allows us to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses which may be subject to restrictions.  We granted to directors, employees, consultants and management a total of 49,250 shares of common stock under the plan during 2007, and a total of 72,500 shares of common stock during 2008.

Our 2003 Incentive Stock Plan is administered by our Compensation Committee, which consists of Leng You-Bin, our Chairman, our Chief Executive Officer, President, and General Manager, Lee Hui-Lan, and James C. Lewis.  For the fiscal year ended December 31, 2007, no plan-based awards were granted to our named executive officers for services rendered in their executive positions.  Our named executive officers do not have any unexercised stock options, stock that has not yet vested or equity incentive awards outstanding as of the fiscal year ended December 31, 2007.

2007 Option Exercises and Stock Vested

The following table sets forth vested stock awards during the fiscal year ended December 31, 2007.

	Stock Awards (1)
Name	Number of Shares Acquired	Value Realized (2)
Leng You-Bin	3,250	$68,250
Liu Hua	3,250	$68,250
Liu Sheng-Hui	3,250	$68,250

(1)	Reflected in the Summary Compensation Table under the caption “Stock Awards.”
(2)	Based on the closing market price of the shares of our common stock on February 16, 2007, which was $21.00 per share.

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on our review of the copies of such forms we have received, we believe that during the year ended December 31, 2007, filing requirements applicable to our officers, directors and 10% owners of our common stock were complied with.

Board Compensation
Our directors received compensation during the year ended December 31, 2007, as follows:

Name	Stock Awards (1)		Total
Leng You-Bin	$68,250	(2)	$68,250	(3)
Liu Hua	$68,250	(2)	$68,250	(3)
Liu Sheng-Hui	$68,250	(2)	$68,250	(3)
Hui-Lan Lee	$68,250		$68,250
Kirk G. Downing	$68,250		$68,250
James C. Lewis	$68,250		$68,250

(1)
Represents the dollar amount of expense recognized for financial statement reporting purposes with respect to awards of common stock under the 2003 Stock Incentive Plan, in accordance to SFAS 123(R).  See the notes to our financial statements contained herein for an explanation of all assumptions made by us in determining the SFAS 123(R) values of our stock awards.

(2)	Reflected in the Summary Compensation Table under the caption “Stock Awards.”

(3)	Excludes compensation received for service as executive officers, set forth above.

Severance and Change of Control Agreement
As of December 31, 2007, we had no agreements or arrangements providing for payments to a named executive officer in connection with any termination.

Limited Liability and Indemnification
Section 16-10a-840 of the Utah Revised Business Corporation Act, or the URBC, requires directors and officers to perform their duties in good faith and with the care that an ordinary person would exercise under similar circumstances in a manner reasonably believed to be in the best interest of the corporation. A director or officer of a corporation is not liable to the corporation, its shareholders or others for any action taken or any failure to act as an officer or director unless he has breached or failed or failed to perform his duties as described above and the breach or failure to perform constitutes gross negligence, willful misconduct, or intentional infliction of harm on the corporation or its shareholders.

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

Article VI of the Articles of Incorporation and Article VIII of our Bylaws provide for the indemnification of our directors and directors. Indemnification is mandatory regarding reasonable expenses incurred in connection with proceedings or claims with respect to which he has been successful. Officers, employees, fiduciaries and agents of a Utah corporation may be entitled to indemnification to a greater extent, if not inconsistent with public policy or if provided for in the Articles of Incorporation, Bylaws, general or specific action of its board of directors or contract.

Consultants
We may retain compensation consultants to the extent we deem it necessary and appropriate.  We will not delegate our authority and responsibility to make management decisions to consultants or any other persons, nor shall any consultant have any discretionary authority or the authority to bind us in any material respect.

Compensation Committee Report
We, the Compensation Committee of the Board, have reviewed and discussed the Compensation Discussion and Analysis contained in this proxy statement with management.  Based on such review and discussion, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Compensation Committee

Leng You-Bin

James C. Lewis

Hui-Lan Lee

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 15, 2009, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding common stock.

Beneficial ownership is determined according to the rules of the SEC.  Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person has the right to acquire within 60 days after the measurement date, such as pursuant to options, warrants or convertible notes.  Except as otherwise indicated, we believe that each of the beneficial owners of our common stock listed below, based on information each of them has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property or similar laws may apply.  For purposes of the column for shares underlying convertible securities, in accordance with rules of the SEC, shares of our common stock underlying securities that a person has the right to acquire within 60 days of March 15, 2009 are deemed to be beneficially owned by such person for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Shares Underlying Convertible Securities (1)	Total	Percent (2)
Directors and Named Executive Officers
Leng You-Bin (3)	8,900,135	0	8,900,135	51.6%
Liu Hua (3)	27,200	0	27,200	*
Liu Sheng-Hui (3)	287,774	0	287,774	1.7%
Hui-Lan Lee (3)	39,500	0	39,500	*
Kirk Downing (3)	14,500	0	14,500	*
James C. Lewis (3)(4)	35,000	0	35,000	*
Jonathan H. Chou (3)	0	80,000	80,000	*
Nie Bo (3)	0	0	0	0%
Directors and executive officers as a group (8 persons)	9,304,109	80,000	9,384,109	54.3%

5% Beneficial Owners
Entities associated Pike Capital Partners (5)	1,881,519	250,000	2,131,519	12.4%
275 Madison Avenue, Suite 418
New York, NY 10016
River Road Asset Management (6)	1,092,294	0	1,092,294	6.3%
462 S. 4th Street, Suite 1600
Louisville, KY 40202

*Less than 1%

(1)	Includes shares of our common stock issuable upon exercise of options or upon conversion of warrants or convertible notes.
(2)	Based on 17,253,907 shares of our common stock outstanding as of March 15, 2009.
(3)	The address for this beneficial owner is c/o American Dairy, Star City International Building, 10 Jiuqianxiao Road, C-16th Floor, Chaoyang District, Beijing, China 100016.
(4)	James C. Lewis holds such shares jointly with his spouse.
(5)
Consists of 1,686,196 shares of our common and warrants to purchase 219,514 shares of our common stock held by Pike Capital Partners (QP) LP (“PCPQP”), and 195,323 shares of our common stock and warrants to purchase 30,486 shares of our common stock held by Pike Capital Partners LP (“PCP”).  Pike Capital Management LLC (“PCM”) is the general partner of PCPQP and of PCP.  Daniel W. Pike is the managing member of PCM and, in such capacity, has voting and dispositive power over such shares.

(6)	Thomas D. Mueller is the Chief Operating officer and Chief Compliance Officer of River Road Asset Management, LLC, and, in such capacity, has voting and dispositive power over such shares.

The following table sets forth information issuances of securities pursuant to equity compensation plans as of December 31, 2008:

Plan Category	Number of securities issued and to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	454,020	$20.30	2,545,980
Total	454,020	$20.30	2,545,980

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons
Pike Capital Partners LP and its affiliate Pike Capital Partners (QP) LP, or Pike, beneficially own in excess of 5% of our issued and outstanding common stock.  In July and August 2007, in accordance with the terms our Series B Notes, we issued an aggregate of 575,000 shares of our common stock upon conversion of $5.0 million in principal amount plus $750,000 in accrued and unpaid interest of our Series B Notes, at a conversion price of $10.00 per share, to Pike.

Citadel beneficially owned in excess of 5% of our issued and outstanding common stock during our fiscal year ended December 31, 2007.  Citadel purchased $60.0 million in principal amount of our 2012 Notes and is a party to the notes purchase agreement, indentures, supplemental indenture, and the agreements relating to our 2012 Notes.  Pursuant to the supplemental indenture, Citadel has elected that we repurchase all of its 2012 Notes, at a repurchase price of 115% of the principal amount of its 2012 Notes, or $69.0 million, and has received approximately $11.5 million from us to date in repurchase payments.  Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, is a pledgor under these agreements.

Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, is also the founder of a Heilongjiang Feihe Dairy Educational Charitable Foundation, or HFDECF, charitable organization for under-privileged children in the Heilongjiang Province of the PRC.  We have an outstanding loan payable to HFDECF, which is unsecured, accrues interest at an annual rate of 5.85%, and is payable on demand.  In 2007, the largest aggregate amount of the indebtedness outstanding, including accrued interest, was approximately $380,000.

Review, Approval or Ratification of Transactions with Related Persons
Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law.  Such transactions require the approval of our board of directors.

Corporate Governance
The board of directors has determined that Hui-Lan Lee, Kirk Downing and James C. Lewis, are each an independent director under the general guidelines for determining director independence of the NYSE Arca and the rules of the SEC.

Item 14. Principal Accountant Fees and Services

The following table sets forth the professional service aggregate fees of our principal accountants for the services and periods indicated:
Name	Audit Fees (1)		Audit Related Fees (2)	Tax Fees (3)
Murrell, Hall, McIntosh & Co., PLLP for fiscal year ended:
December 31, 2006	$167,466		60,000	12,824
December 31, 2007	0		0	0
December 31, 2008	0		0	0

Grant Thornton, for fiscal year ended:
December 31, 2006	$695,049		0	0
December 31, 2007	1,109,448		0	0
December 31, 2008	100,000	(4)	0	0

(1)
This category includes the audit of our annual financial statements, the audit of our internal control over financial reporting, review of unaudited quarterly financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with regulatory filings or engagements, for those fiscal years.  This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Fees associated with the filing of our Registration Statement on Form S-1.
(3)	Tax fees consisted of consultations on various tax matters and compliance with filing requirements.
(4)	Represents initialamounts billed to date for 2008 audit fees; additional amounts expected.

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services.  The independent registered public accounting firm and management are required to periodically report to our Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval.  None of the services related to Audit-Related Fees, Tax Fees or All Other Fees described above were approved by our Audit Committee pursuant to a waiver of pre-approval provisions set forth in applicable rules of the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements
The financial statements required by this item are included herein:
Reports of Independent Registered Public Accounting Firm
Audited Financial Statements
Consolidated Statements of Operations and Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

Exhibits
The following exhibits are filed as a part of this Annual Report.

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
2	Stock Exchange Agreement, dated as of January 15, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc.		8-K	2.1	000-27351	1/21/03
2.1	Amendment to Stock Exchange Agreement, dated as of March 5, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc		8-K/A	2.2	000-27351	3/5/03
3.1	Articles of Incorporation		10-SB	1	000-27351	9/16/99
3.2	Amendment to Articles of Incorporation		10-KSB/A	3.2	000-27351	5/25/04
3.3	Bylaws		10-SB	2	000-27351	9/16/99
4.1	Private Placement Memorandum, together with subscription documents, dated as of June 30, 2003		S-1/A	4.1	333-128075	10/6/06
4.2	Private Placement Memorandum, together with subscription documents, dated as of April 26, 2004		S-1/A	4.2	333-128075	10/6/06
4.3	Private Placement Memorandum, together with subscription documents, dated as of June 30, 2004		S-1/A	4.3	333-128075	10/6/06
4.4	Series A Convertible Note, maturity date April 26, 2006		10-QSB	10.1	001-32473	8/15/05
4.5	Series B Convertible Note, maturity date June 30, 2007		10-QSB	10.2	001-32473	8/15/05
4.6	Series B Convertible Note, maturity date August 13, 2007		10-Q	10.5	001-32473	11/14/05
4.7	Form of 7.75% Convertible Note		8-K/A	4.1	001-32473	10/6/06
4.8	Form of Common Stock Purchase Warrant		8-K/A	4.2	001-32473	10/6/06
10.1	Consulting Agreement, dated as of March 28, 2003, by and between the registrant and Danbury Properties, L.L.C.		10-KSB	10.3	000-27351	4/05/04
10.2	Stock Purchase Agreement, dated as of March 28, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc		10-KSB	10.4	000-27351	4/15/04
10.3	Joint Venture Agreement to organize Beijing Feihe		10-QSB	10.1	000-27351	5/17/04
10.4	2003 Stock Incentive Plan		S-8	10	333-123932	4/7/05
10.5	Asset Purchase Agreement, dated as of May 20, 2005, by and between the registrant and Nutricia Nutritionals Col, Ltd.		8-K	10.1	001-32473	5/26/05

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.6	RMB Loan Contract, dated as of June 24th, 2005, by and between Feihe Dairy and Qiqihaer Branch of China Construction Bank Co., Ltd.		S-1/A	10.9	333-128075	7/19/06
10.7	Construction Contract by and between Shanxi Feihe and Changzhi subsidiary company of Henan Construction Project Company		S-1/A	10.10	333-128075	7/19/06
10.8	Form of Subscription Agreement, dated as of October 3, 2006, by and between the registrant and investors listed therein		8-K/A	10.1	333-128075	10/6/06
10.9	Form of Registration Rights Agreement, dated as of October 3, 2006, by and between the registrant and investors listed therein		8-K/A	10.2	333-128075	10/6/06
10.10	Loan Contract of Current Capital, by and between Heilong Jiang Flying Crane Dairy Co., Ltd and Kedong County branch of Agricultural Development Bank of China		S-1/A	10.13	333-128075	12/6/06
10.11	RMB Loan Contract, by and between Feihe Dairy and Qiqihaer Branch of China Construction Bank Co., Ltd.		S-1/A	10.11	333-128075	12/6/06
10.12	RMB Loan Contract, by and between Feihe Dairy and Qiqihaer Branch of China Construction Bank Co., Ltd.		S-1/A	10.12	333-128075	12/6/06
10.13	Form of Dairy Contract		S-1/A	10.14	333-128075	12/6/06
10.14	Product Purchase and Sale Contract, dated as of December 26, 2005, by and between Feihe Dairy and Changxing Dairy		S-1/A	10.14	333-128075	3/19/07
10.15	Product Purchase and Sale Contract, dated as of April 26, 2004, by and between Feihe Dairy and Changxing Dairy		S-1/A	10.15	333-128075	3/19/07
10.16	Share Transference Agreement, dated as of July 1, 2006, by and between the registrant and Shanxi Li Santai Science and Technology Co., Ltd.		S-1/A	10.16	333-128075	4/17/07
10.17	Amended and Restated Notes Purchase Agreement, dated as of June 1, 2007, by and among the registrant, Leng You-Bin, Liu Hua and Citadel Equity Fund		8-K	10.1	001-32473	6/4/07
10.18	Indenture, dated as of June 1, 2007, by and between the registrant and The Bank of New York.		8-K	10.2	001-32473	6/4/07
10.19	Form of Note (attached as exhibit to the Indenture filed as Exhibit 10.19)		8-K	10.2	001-32473	6/4/07
10.20	Registration Rights Agreement		8-K	10.3	001-32473	6/4/07
10.21	Investor Rights Agreement		8-K	10.4	001-32473	6/4/07
10.22	Share Pledge Agreement		8-K	10.5	001-32473	6/4/07
10.23	Indenture, dated as of June 27, 2007, by and among the registrant, the holders listed therein and The Bank of New York		S-1/A	10.25	333-128075	6/28/07
10.24	Form of 1% Guaranteed Senior Secured Convertible Note (attached as an exhibit to the Indenture filed as exhibit 10.25)		S-1/A	10.25	333-128075	6/28/07
10.25	Form of Accession Letter		S-1/A	10.26	333-128075	6/28/07
10.26	Form of Non-Competition Agreement, by and between the registrant and each of Mr. Leng You-Bin and Roger Liu		S-1/A	10.27	333-128075	6/28/07
10.27	Joinder Agreement		S-1/A	10.28	333-128075	6/28/07
10.28	Loan Agreement, dated as of June 27, 2007, by and between the registrant and Moveup		10-Q/A	10.1	001-32473	8/22/07
10.29	Equity Purchase Agreement, dated as of August 2, 2007, by and among Moveup, Hunan Mulin Modern Food Company, Ltd., Australia Ausnutria Dairy Pty., Chen Yuanrong and Ausnutria		10-Q/A	10.2	001-32473	8/22/07

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.30	Share Subscription Agreement, dated as of August 12, 2007, by and between Moveup and Ausnutria		10-Q/A	10.3	001-32473	8/22/07
10.31	Share Subscription Agreement, by and between the registrant and Ausnutria		10-Q/A	10.4	001-32473	8/22/07
10.32	Equity Purchase Agreement, dated as of October 25, 2007, by and among Moveup, Hunan Mulin Modern Food Company, Ltd Chen Yuanrong and Ausnutria		8-K	10.1	001-32473	10/31/07
10.33	Employment Agreement, dated as of April 15, 2008 by and between the registrant and Jonathan H. Chou		8-K	10.1	001-32473	4/18/08
10.34	Supplemental Indenture, dated as of November 12, 2008, by and between the registrant and The Bank of New York Mellon, as Trustee, as amended		8-K/A	10.1	001-32473	11/21/08
10.35	Agreement Regarding 2009 Notes, dated as of November 12, 2008, by and among the registrant, Leng You-Bin and the investors named therein		8-K/A	10.2	001-32473	11/21/08
10.36	Share Pledge Agreement, dated as of November 12, 2008, by and among the registrant, Leng You-Bin and The Bank of New York, Mellon, as collateral agent		8-K/A	10.3	001-32473	11/21/08
10.37	First Amendment to Registration Rights Agreement, dated as of November 12, 2008, by and between the registrant and the investors named therein.		8-K/A	10.4	001-32473	11/21/08
10.38	Waiver Letter to Registration Rights Agreement, dated as of November 12, 2008, by and between the registrant and the investors named therein		8-K/A	10.5	001-32473	11/21/08
10.39	Form of Amended and Restated 7.75% Convertible Note due October 2, 2009		8-K/A	10.6	001-32473	11/21/08
10.40	Form of Amended and Restated Common Stock Purchase Warrant		8-K/A	10.7	001-32473	11/21/08
14.1	Code of Business Conduct and Ethics		10-KSB	14	000-27351	3/31/05
14.2	Amended and Restated Code of Business Conduct and Ethics		8-K	14	001-32473	5/12/08
16.1	Letter of HJ & Associates, L.L.C. regarding change in certifying accountant		8-K	16	000-27351	8/6/03
16.2	Letter of Weinberg & Company, regarding change in certifying accountant		8-K	16	000-27351	11/17/03
16.3	Letter of Murrell, Hall, McIntosh & Co., PLLP, regarding change in certifying accountant		8-K	16.1	001-32473	12/13/07
21.1	Subsidiaries of the registrant	X
23.1	Consent of Grant Thornton	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2009	AMERICAN DAIRY, INC.

	By:	/s/ Leng You-Bin
Leng You-Bin, Chief Executive
Officer and President (Principal Executive Officer)

	By:	/s/ Jonathan H. Chou
Jonathan H. Chou, Chief Financial Officer
(Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leng You-Bin	March 31, 2009
Leng You-Bin, Director, Chief Executive
Officer and President (Principal Executive Officer)

/s/ Liu Hua	March 31, 2009
Liu Hua, Director, Vice Chairman, Secretary and Treasurer

/s/ Liu Sheng-Hui	March 31, 2009
Liu Sheng-Hui, Director

/s/ Hui-Lan Lee	March 31, 2009
Hui-Lan Lee, Director

/s/ Kirk Downing	March 31, 2009
Kirk Downing, Director

/s/ James Lewis	March 31, 2009
James Lewis, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
American Dairy, Inc.

We have audited the accompanying consolidated balance sheets of American Dairy, Inc. (a Utah Corporation) and subsidiaries (the “Company”) as of December 31, 2007, December 31, 2006 and December 31, 2005 and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2007.  Our audits of the basic consolidated financial statements included the financial statement schedule titled Schedule I - Condensed Financial Information of Registrant. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, December 31, 2006 and December 31, 2005 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2009 expressed a disclaimer of opinion thereon.

/s/ GRANT THORNTON

Hong Kong

March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders American Dairy, Inc.

We were engaged to audit American Dairy, Inc.’s (a Utah Corporation) (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Dairy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

We were engaged as the Company’s Independent Registered Public Accounting Firm on January 25, 2008. Accordingly, we were unable to perform auditing procedures necessary to form an opinion on American Dairy, Inc.’s internal control over financial reporting as of December 31, 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. If one or more material weaknesses exist, a company’s internal control over financial reporting cannot be considered effective. The following material weaknesses have been identified:

•	Management inadequately documented and untimely performed its assessment of internal controls over financial reporting as of December 31, 2007.

•
The Company did not establish review procedures and retain qualified personnel to ensure the financial statements were prepared in compliance with United States Generally Accepted Accounting Principles (US GAAP) and Securities and Exchange Commission disclosure requirements. In addition, the Company did not adequately review US GAAP adjustment procedures, the disclosure reporting process and the consolidated financial statement preparation process.

•
The Company did not effectively and timely identify errors in the accounting treatments of both routine and non-routine transactions. A number of transactions, including sales, purchases, inventory, taxation, acquisition of assets, asset valuation and capital assets required material auditing adjustments caused by incorrect accounting treatments applied by the Company.

•	The Company did not maintain an effective oversight function of internal control over financial reporting as required by the Sarbanes-Oxley Act (“SOX”). We observed the following in 2007:

a.	The English version Code of Conduct and the embedded whistle blowing policy (the “Code”) were not effectively communicated to facilitate the understanding of management and staff in local language;
b.	The audit committee did not select or appoint the chief officer of internal audit functions. There was no written selection criteria of the chief officer of internal audit functions;
c.	There was no reporting channel between the internal audit function and the audit committee;
d.	There was no documented review or approval of the Company’s risk assessment by the audit committee;
e.	There was no documented procedure that ensured relevant and sufficient financial-related information was provided to the audit committee in the course of their review of financial statements;
f.	There was no document that supported the accomplishment of the audit committee charter.

Because of the limitation on the scope of our audit described in the second paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of American Dairy’s internal control over financial reporting.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows as of December 31, 2007 and for the year then ended and our report dated March 30, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON

Hong Kong

March 30, 2009

AMERICAN DAIRY, INC.
CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2007	December 31, 2006	December 31, 2005
		US$	US$	US$
ASSETS			(Restated)	(Restated)
Current assets:
Cash and cash equivalents		11,181,484	39,521,448	13,187,638
Time deposit		8,214,002	-	-
Notes and loans receivable	8	1,285,382	230,474	-
Trade receivables, net	9	4,518,647	5,566,465	5,356,235
Due from related parties	18	115,477	103,416	250,414
Employee receivable		105,662	214,150	299,849
Advances to suppliers		29,166,883	1,183,088	1,726,487
Inventories, net	10	24,696,034	14,656,562	9,516,142
Prepayments and other current assets		2,567,262	293,103	843,087
Refundable taxes		143,703	876,344	631,122
Deposit for land use right		6,889,251	-	-
Other receivables		3,960,921	2,213,997	1,583,745
Total current assets		92,844,708	64,859,047	33,394,719

Investments:
Investment in mutual funds – available for sale	11	171,125	-	-
Investment at cost		246,420	-	-
		417,545	-	-
Property and equipment:
Property and equipment, net	13	52,279,811	36,191,534	30,175,511
Construction in progress	14	33,009,992	8,507,864	5,608,244
		85,289,803	44,699,398	35,783,755
Other assets:
Deposit for equity investment	12	28,269,857	-	-
Long term notes and loans receivable	8	1,368,999	-	-
Prepaid leases		20,967,898	6,063,250	1,632,880
Goodwill	15	2,142,079	2,003,461	-
Deferred charges, net	16	3,328,140	-	-
Total assets		234,629,029	117,625,156	70,811,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Current maturities of long-term debt	21	1,464,145	95,391	92,317
Convertible debt redeemable within one year	22	-	5,000,000	3,000,000
Notes and loans payable	17	8,512,446	11,394,622	3,356,382
Accounts payable and accrued expenses		15,801,346	11,351,968	6,929,078
Other taxes payable		238,745	805,214	399,608
Advances from customers		4,970,342	2,141,550	11,868,683
Due to related parties	18	401,560	528,310	1,543,536
Advances from employees	19	574,579	738,553	1,254,033
Accrued employee benefits	20	1,088,600	589,042	317,779
Payable for property and equipment		4,883,238	1,701,715	2,670,838
Payable for leases		1,945,519	3,984,322	1,065,957
Other payable		3,608,172	2,734,701	1,348,725
Total current liabilities		43,488,692	41,065,388	33,846,936

Long term debt, net of current portion	21	382,465	1,485,887	1,545,718
Long term tax payable	6	1,714,429	1,005,567	452,234
Derivatives	22	50,019,300	-	-
Convertible debt, net	22	55,237,771	16,484,129	5,000,000
Deferred income		1,580,508	1,425,178	350,037
Total liabilities		152,423,165	61,466,149	41,194,925

Minority interests	5	536,977	-	220,250

Shareholders’ equity
Ordinary shares (US$0.001 par value, 50,000,000 shares authorized; 16,961,768, 15,831,820 and 14,132,824 issued and outstanding as of December 31, 2007, 2006 and 2005, respectively)	23	16,961	15,831	14,133
Additional paid-in capital	23	22,629,333	14,120,275	5,871,152
Ordinary share warrants	24	3,011,444	3,610,835	3,525,317
Statutory reserves	25	6,040,382	3,053,906	1,588,966
Accumulated other comprehensive income		12,081,467	2,766,777	773,660
Retained earnings		37,889,300	32,591,383	17,622,951
Total shareholders’ equity		81,668,887	56,159,007	29,396,179

Total liabilities and shareholders’ equity		234,629,029	117,625,156	70,811,354

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended December 31
	Note	2007	2006	2005
		(US$, except share data)
			(Restated)	(Restated)

Sales		165,968,149	115,082,067	68,197,308

Cost of goods sold		92,937,418	65,169,853	37,881,579

Gross profit		73,030,731	49,912,214	30,315,729

Operating and administrative expenses:
Sales and marketing		40,739,403	28,066,399	17,637,327
General and administrative		13,840,318	5,590,246	2,721,989
Total operating expenses		54,579,721	33,656,645	20,359,316

Income from operations		18,451,010	16,255,569	9,956,413

Other income (expenses):
Interest income		374,386	175,986	31,463
Interest and finance costs		(13,404,171)	(1,520,856)	(452,730)
Amortization of deferred charges	16	(369,794)	-	-
Registration rights penalty	22	(2,540,000)	-	-
Loss on extinguishment of debt		-	(687,578)	-
Gain on derivatives		3,279,031	-	-
Government subsidy-tax refund	6	8,140,145	7,491,808	4,520,802
Other income (expenses), net		236,387	(435,318)	(23,797)
Income before income tax expenses and minority interests		14,166,994	21,279,611	14,032,151

Income tax expenses	6	5,879,535	4,857,561	2,762,432
Net income before minority interests		8,287,459	16,422,050	11,269,719

Minority interests	5	(3,066)	11,322	42,519
Net income attributable to ordinary shareholders		8,284,393	16,433,372	11,312,238

Other comprehensive income:
Cumulative currency translation adjustments		9,314,690	1,993,117	773,660

Total comprehensive income		17,599,083	18,426,489	12,085,898

Earnings per ordinary share
Basic		$0.51	$1.11	$0.82
Diluted		$0.48	$0.98	$0.72

Weighted average ordinary shares outstanding
Basic		16,327,616	14,745,930	13,836,573
Diluted		17,696,997	17,651,712	15,664,772

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary shares (US$0.001 par value)
	Number of Shares	Par Value	Additional Paid-in Capital	Ordinary Share Warrants	Statutory Reserves	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
		US$	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2005 (Restated)	13,556,354	13,556	3,412,007	4,119,485	812,549	-	7,087,130	15,444,727
Warrant exercise	428,570	429	1,343,739	(594,168)	-	-	-	750,000
Shares issued for services	147,900	148	940,092	-	-	-	-	940,240
Asset contributions	-	-	175,314	-	-	-	-	175,314
Net income	-	-	-	-	-	-	11,312,238	11,312,238
Appropriation to statutory reserves	-	-	-	-	776,417	-	(776,417)	-
Currency translation adjustments	-	-	-	-	-	773,660	-	773,660
Balance as of December 31, 2005 (Restated)	14,132,824	14,133	5,871,152	3,525,317	1,588,966	773,660	17,622,951	29,396,179
Warrant exercise	1,196,251	1,196	3,792,001	(1,786,341)	-	-	-	2,006,856
Shares issued for services	103,370	103	1,262,521	-	-	-	-	1,262,624
Shares issued for notes conversion	399,375	399	3,194,601	-	-	-	-	3,195,000
Warrant issued with convertible notes	-	-	-	1,871,859	-	-	-	1,871,859
Net income	-	-	-	-	-	-	16,433,372	16,433,372
Appropriation to statutory reserves	-	-	-	-	1,464,940	-	(1,464,940)	-
Currency translation adjustments	-	-	-	-	-	1,993,117	-	1,993,117
Balance as of December 31, 2006 (Restated)	15,831,820	15,831	14,120,275	3,610,835	3,053,906	2,766,777	32,591,383	56,159,007
Warrant exercise	505,698	506	1,698,932	(599,391)	-	-	-	1,100,047
Shares issued for services	49,250	49	1,060,701	-	-	-	-	1,060,750
Shares issued for notes conversion	575,000	575	5,749,425	-	-	-	-	5,750,000
Net income	-	-	-	-	-	-	8,284,393	8,284,393
Appropriation to statutory reserves	-	-	-	-	2,986,476	-	(2,986,476)	-
Currency translation adjustments	-	-	-	-	-	9,314,690	-	9,314,690
Balance as of December 31, 2007	16,961,768	16,961	22,629,333	3,011,444	6,040,382	12,081,467	37,889,300	81,668,887

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31
	2007	2006	2005
	US$	US$	US$
		(Restated)	(Restated)
Cash flows from operating activities:
Net income before minority interests	8,287,459	16,422,050	11,269,719
Adjustments to reconcile net income to operating activities:
Depreciation of property and equipment	2,941,122	2,264,222	944,019
Amortization of prepaid leases	180,496	77,112	37,024
Amortization of deferred income	(24,756)	(11,814)	-
Loss on disposal of property and equipment	6,574	39,821	4,757
Provision for losses on receivables	4,377,606	182,763	71,646
Provision for losses on inventories	586,162	(261,372)	339,320
Compensation expenses for stock issued	1,060,750	1,262,623	940,240
Interest expense from accrual of guaranteed redemption value	8,151,867	-	-
Interest expense from amortization of note discounts	3,900,106	155,988	-
Gain on derivatives	(3,279,031)	-	-
Amortization of deferred charges	369,794	-	-
Changes in assets and liabilities:
Decrease (increase) in trade receivables, net	670,212	(392,993)	(4,896,487)
(Increase) decrease in due from related parties	(12,061)	146,999	(248,343)
Decrease (Increase) in employee receivable	108,488	85,700	(32,630)
(Increase) decrease in advances to suppliers	(27,983,795)	543,399	(1,418,820)
Increase in inventories, net	(10,543,305)	(4,879,049)	(6,348,486)
(Increase) decrease in prepayments and other assets	(2,274,160)	549,985	(294,919)
Decrease (increase) in refundable taxes	732,641	(245,221)	(625,252)
Increase in other receivables	(1,746,921)	(630,254)	(559,060)
Increase in accounts payable and accrued expenses	4,449,377	4,422,890	838,161
(Decrease) increase in other taxes payable	(566,468)	405,606	550,058
Increase (decrease) in advances from customers	2,828,792	(9,727,133)	3,253,246
(Decrease) increase in due to related parties	(126,750)	(1,015,226)	386,095
(Decrease) increase in advances from employees	(163,974)	(515,480)	600,168
Increase in accrued employee benefits	499,559	271,263	271,083
Increase (decrease) in other payable	2,586,911	1,399,688	(532,359)
Increase in long term tax payable	708,861	553,334	355,152
Net cash (used in) provided by operating activities	(4,274,444)	11,104,901	4,904,332

Cash flows from investing activities:
Purchase of property and equipment	(36,155,613)	(10,806,249)	(13,158,262)
Purchase of leases	(16,454,106)	(670,308)	-
Prepayment for land use right	(6,840,823)	-	-
Increase in short term notes and loans receivable	(1,054,908)	(230,474)	-
Decrease in long term notes and loans receivable	-	-	217,483
Increase in long term notes receivable	(5,321,860)	-	-
Increase in time deposit	(7,988,497)	-	-
Purchase of mutual funds	(167,296)	-	-
Purchase of equity investment	(243,253)	-	-
Deposits paid for equity investment	(27,459,981)	-	-
Proceeds from disposal of fixed assets	25,053	7,797	-
Net cash used in investing activities	(101,661,284)	(11,699,234)	(12,940,779)

Cash flows from financing activities:
Proceeds from short term notes and loans payable	12,036,970	15,971,561	3,020,600
Repayment of short term notes and loans payable	(15,299,909)	(8,201,820)	(20,866)
Proceeds from long term debt	1,344,648	-	2,416,480
Repayment of long term debt	(1,141,317)	(109,402)	(92,568)
Proceeds from convertible debt, net of issuance costs	76,302,066	18,200,000	8,000,000
Contribution from prospective investors	-	-	284,045
Contribution from minority shareholders	533,910	-	-
Minority interest acquisition	(945,295)	(2,071,808)	-
Warrant exercise	1,100,047	2,006,856	750,000
Net cash provided by financing activities	73,931,120	25,795,387	14,357,691

Effect of exchange rate changes on cash	3,664,644	1,132,756	221,197

Net (decrease) increase in cash and cash equivalents	(28,339,964)	26,333,810	6,542,441
Cash and cash equivalents, beginning of year	39,521,448	13,187,638	6,645,197
Cash and cash equivalents, end of year	11,181,484	39,521,448	13,187,638

Supplemental disclosure of cash flow information:
Cash paid during the year for income tax	4,578,511	3,819,013	2,123,797
Cash received during the year for tax refund	3,179,204	3,438,525	1,533,294
Cash paid during the year for liquidating damages	(1,820,000)	-	-
Interest paid during the year	(701,216)	(549,558)	(140,467)

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt to ordinary shares	5,750,000	3,195,000	-
Cashless warrant exercise - 478,454 shares	-	478	-
Non-cash asset contribution	-	-	8,647

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATION

The accompanying consolidated financial statements include the financial statements of American Dairy, Inc (the “Company” or “American Dairy”) and its subsidiaries.  The Company and its subsidiaries are collectively referred to as the “Group.”

The Company was incorporated in the State of Utah on December 31, 1985, originally with the name of Gaslight, Inc. It was inactive until March 30, 1988 when it changed its corporate name to Lazarus Industries, Inc. and engaged in the business of manufacturing and marketing medical devices. This line of business was discontinued in 1991, and it became a non-operating public company shell. During 2003, the Company changed its name to American Dairy, Inc.

Effective May 7, 2003, the Company completed the acquisition of 100% of the issued and outstanding capital stock of American Flying Crane Corporation (“AFC”), a Delaware corporation. As a result, AFC became a wholly owned subsidiary of American Dairy.

AFC was incorporated in Delaware, with 50,000,000 authorized shares of ordinary shares at a par value of $0.001 per share. AFC owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”).  Feihe Dairy in turn owns 100% of the registered shares of BaiQuan Feihe Dairy Co. Limited (“Baiquan Dairy”), and Heilongjiang Sanhao Dairy Co., Limited (“Sanhao Dairy”) which was liquidated into Feihe Dairy in 2004, and 95% of Beijing Feihe Biotechnology Scientific and Commercial Co., Limited (“Beijing Feihe”) and Qiqihaer Feihe Soybean Co., Limited (“Feihe Soybean”), with the other 5% being held in trust for the Company.  Feihe Dairy also owns 95% of the registered capital of Heilongjiang Feihe Kedong Feedlots Co., Limited (“Kedong Feedlots”), Heilongjiang Feihe GanNan Feedlots Co., Limited (“Gannan Feedlots”), and 99% of the registered capital of Heilongjiang Moveup Co., Limited (“Moveup”).

From 2006 onwards, the Company has also owned 100% of the registered capital of Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (“Shanxi”), Langfang Flying Crane Dairy Products Co., Limited (“Langfang Feihe”) and GanNan Flying Crane Dairy Products Co., Limited (“Gannan”).

The core activities of the subsidiaries included in the consolidated financial statements are as follows:
•	American Flying Crane Corporation – Investment holding
•	Langfang Flying Crane Dairy Products Co., Limited – Packaging and distribution of Flying Crane branded products
•	GanNan Flying Crane Dairy Products Co., Limited – Manufacturing and distribution of Flying Crane branded products
•	Heilongjiang Feihe Dairy Co., Limited – Manufacturing and distribution of dairy products under Feihe Trademarks
•	BaiQuan Feihe Dairy Co., Limited – Manufacturing and distribution of dairy products under Feihe Trademarks
•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited – Marketing and distribution of products under Feihe Trademarks and the Flying Crane brand
•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited – Manufacturing and distribution of walnut products
•	Heilongjiang Feihe Kedong Feedlots Co., Limited – The intended activities are breeding and rearing of dairy cows, and distribution of fresh milk
•	Heilongjiang Feihe Gannan Feedlots Co., Limited - The intended activities are breeding and rearing of dairy cows, and distribution of fresh milk
•	Qiqihaer Feihe Soybean Co., Limited – The intended activities are manufacturing and distribution of soybean products
•	Heilongjiang Moveup Co., Limited – Marketing and distribution of third party dairy products

Apart from AFC, the subsidiaries’ principal country of operations is the People’s Republic of China (“the PRC”).

2.	PRINCIPAL ACCOUNTING POLICIES

(1)	Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries.

(2)	Principles of consolidation

Subsidiaries are all entities over which the Group has the power to govern the financial and operating policies generally accompanying a shareholding of more than one half of the voting rights. The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether the Group controls another entity. Subsidiaries are fully consolidated from the date on which control is transferred to the Group. They are de-consolidated from the date that control ceases.

Inter-company transactions, balances and unrealized gains on transactions between Group companies are eliminated. Unrealized losses are also eliminated.

(3)	Acquisitions

The purchase method of accounting is used to account for the acquisition of subsidiaries by the Group. The cost of an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any minority interest. The excess of the cost of acquisition over the fair value of the Group’s share of the identifiable net assets acquired is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is allocated as a pro rata reduction of the amounts of the acquired assets, except for financial assets and current assets.  The residual amount, if any, is recognized directly in the consolidated statements of operations and comprehensive income.

Acquisition of companies under common control is recorded at the book value of the acquired companies.

(4)	Foreign currency translation

The Group’s principal country of operations is the PRC. The financial position and results of operations of the subsidiaries are determined using the local currency (“Renminbi” or “RMB”) as the functional currency.

Translation of amounts from RMB into United States dollars (“US$” or “$”) for reporting purposes is performed by translating the results of operations denominated in foreign currency at the weighted average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency US$ are reported as a component of accumulated other comprehensive income in shareholders’ equity.

Historically the local currency’s exchange rate had been tied to the US$ at a rate of approximately RMB8.28 per US$. Effective July 21, 2005 RMB was revalued to an effective exchange rate of approximately RMB8.11 per US$.  Subsequent to the revaluation RMB was allowed to float within a specified range.  As of December 31, 2007, 2006 and 2005, the year end exchange rates applied for balances were RMB7.30, RMB7.81 and RMB8.07 per US$, respectively, and the average exchange rates applied for transactions were RMB7.61, RMB7.97 and RMB8.18 per US$, respectively.

(5)	Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits and highly liquid investments placed with banks or other financial institutions, which have original maturities less than three months.  The carrying amounts reported approximate their fair value.

(6)	Time deposits

Time deposits represent investments placed with banks or other financial institutions, which have maturities less than 1 year.  The carrying amounts reported approximate their fair value.

(7)	Investments

Investment in securities classified as available-for-sale are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Investment at costs represents an investment in a non-marketable equity interest. There is no impairment in the investment value as of December 31, 2007.

(8)	Trade receivables

The Group’s trade receivables are due from trade customers. Credit is extended based on evaluation of customers’ financial condition. Trade receivable payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Group determines its allowance by considering a number of factors, including the length of time the trade receivable is past due, the Group’s previous loss history, the customer’s current ability to pay its obligation to the Group, and the condition of the general economy and the industry as a whole. The Group writes off trade receivables when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

(9)	Inventories

Inventories are comprised of raw materials, work-in-progress and finished goods and are valued at the lower of cost or market value. The value of inventories is determined using the weighted average cost method and includes any related production overhead costs incurred in bringing the inventories to their present location and condition. Overhead costs included in finished goods include, direct labor cost and other costs directly applicable to the manufacturing process.

The Group estimates an inventory allowance for excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.  Inventory amounts are reported net of such allowances.

(10)	Construction in progress

All facilities purchased for installation, self-made or subcontracted are accounted for as construction in progress. Construction in progress is recorded at acquisition cost, including cost of facilities, installation expenses and interest. Upon completion and readiness for use of the project, the cost of construction in progress is transferred to property and equipment.

Interest costs associated with construction in progress are capitalized in the period they are incurred.  Interest is no longer capitalized when the asset is completed and ready for use.

(11)	Property and equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.  The estimated useful lives for significant property, plant and equipment categories are as follows:

Buildings and plant	20-33 years
Machinery and equipment	10-14 years
Office equipment	5 years
Motor vehicles	5-8 years

The Group reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

There were no impairments recorded in the years ended December 31 2007, 2006 and 2005.

(12)	Prepaid leases

All lands in the PRC are state-owned and no individual land ownership right exists. The Group acquired the rights to use certain lands and the premiums paid for such rights are recorded as prepaid leases and amortized over the use terms of 40 to 50 years in the statements of operations using the straight-line method.

Certain of the land use rights can only be used by the Group to which the right was granted and cannot be transferred or sold to others.

(13)	Goodwill

In accordance with SFAS No. 141 “Business Combination” (“SFAS No. 141”), goodwill represents the excess of the cost of an acquisition over the fair value of the group’s share of the net identifiable tangible and intangible assets acquired at the date of acquisition.

Goodwill is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. In the end of each year, the Group tests impairment of goodwill at the reporting unit level and recognizes impairment in the event that the carrying value exceeds the fair value of each reporting unit.

(14)	Deferred charges, net

Deferred charges represent issuance costs of convertible debt, which are deferred and amortized on a straight-line basis over the life of the associated debt from the date of issuance.  Such amortization is included as a separate item of expenses in Other income (expenses) on the consolidated statements of operations and comprehensive income.

(15)	Convertible debt and embedded derivatives

The Company applies APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” to determine the classification of its convertible debt.  In accordance with APB No. 14, when convertible debt is issued and the conversion price is greater than the market value of the stock on issuance date, no value is apportioned to the conversion feature.  Therefore convertible debt is entirely recorded in liabilities.

The Company identifies any embedded derivative instruments that may be contained within its convertible debt instruments in accordance with the provisions of SFAS No. 133 and records the fair value of such derivatives separately from the value of the host instrument. Changes in the fair value of the derivative instruments are recorded in the statements of operations and comprehensive income each reporting period. The fair value of the derivative at inception is also recorded as a discount to the face value of the convertible debt and is amortized as additional finance cost over the period of the debt.

(16)	Deferred income

From time to time, the Group receives funding from local authorities in the PRC to support their development of the production facilities; these funds are recorded as deferred income when received.

Deferred income is amortized to the consolidated statements of operations and comprehensive income, when the facilities are completed and commenced depreciation, on a straight line basis over the life of the facilities, which is generally 20-33 years.

(17)	Financial instruments

Financial instruments of the Company primarily comprise of cash and cash equivalents, notes and loans receivable, trade receivables, other receivables, time deposits, investment in mutual funds, notes and loans payable, debt securities such as convertible debt and long term debt, accounts payable, payable for property and equipment, payable for prepaid leases and other payables.  As of December 31, 2007, 2006 and 2005, their carrying values approximated their fair values.

(18)	Revenue recognition

Sales Revenue

Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed.

Revenue is shown net of sales returns, which amounted to less than 0.02% of total sales in each of the years ended December 31, 2007, 2006 and 2005.

Any shipping, handling or other costs incurred by the Group associated with the sale, are expensed as sales and marketing expenses in the period when the sale occurs. Such costs amounted to $2,704,171, $2,094,983 and $1,497,630 during the years ended December 31, 2007, 2006 and 2005 respectively.

The Group provides annual sales rebates to its distributors based upon sales volumes.  Sales rebates are recorded as a current liability at the time of the sale based upon the Group’s estimates of whether each customer will be entitled to rebates for the year.  At year end, the accrued rebate amount is adjusted to the actual amount earned.  Sales rebates are deducted from sales in the accompanying consolidated statements of operations and comprehensive income.

Government Subsidy - Tax Refund

Sales revenues represent amounts invoiced, net of a value-added tax (“VAT”).  All of the Group’s products sold in the PRC are subject to Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government.  This VAT may be offset by VAT paid by the Group on raw materials and other materials included in the cost of producing its finished products.  The VAT amounts paid and available for offset are maintained in other payables.

The Group’s entities that operate production facilities in the Kedong County in the PRC, namely Feihe Dairy and BaiQuan Dairy, receive 50% of the value added tax paid on inventory refunded as local County incentive to support local economy through employment of local residents. Such refunds are included in the consolidated statements of operations and comprehensive income as Refunds of income tax and VAT taxes.

Feihe Dairy and Baiquan Dairy also benefit from the Business Promotion Policy Concerning Income Tax on Foreign Enterprises promulgated by the QiQiHaEr City Municipal Government, which provides foreign owned enterprises registered in QiQiHaEr City, tax holiday of seven years for full Enterprise Income Tax (“EIT”) exemption. The preferential tax treatment commenced in 2003 and expires in 2009.

(19)	Advances from customers

Revenue from the sale of goods is recognized when goods are shipped. Receipts in advance for goods to be shipped in the future are recorded as advances from customers.

(20)	Cost of goods sold

Cost of goods sold primarily consists of direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.

(21)	Sales and marketing

Sales and marketing costs consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Group’s sales and marketing personnel. Advertising expenses amounted to $14,813,976, $11,514,090 and $3,237,204 during the years ended December 31, 2007, 2006 and 2005, respectively.

Advertising expenses are expensed as incurred.

(22)	Product display fees

The Company has entered into a number of agreements with their resellers, whereby the Company pays the reseller an agreed upon amount to display its products. As prescribed by the Emerging Issues Task Force Issue 01-09: Accounting for Consideration given by a Vendor to a Customer, the Company has reduced sales by the amount paid under these agreements. For the years ended December 31, 2007, 2006 and 2005 these amounts were $5,854,451, $1,337,934 and $821,241 respectively.

(23)	Employee benefit costs

According to the People’s Republic of China regulations on pension, a company contributes to a defined contribution retirement plan organized by municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the plan. Contributions to the plan are calculated at 20% of the employees’ salaries above a fixed threshold amount and the employees contribute 4% while the Company contributes the balance of 16%.

(24)	Share-based compensation

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which supersedes SFAS No. 123, “Accounting-Based Compensation” (“SFAS 123”) and Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the fair value recognition provisions of SFAS 123(R), the Company is required to measure the cost of employee services received in exchange for share-based compensation measured at the grant date fair value, or minimal value, of the award.

The Company has no outstanding stock options or unvested stock compensation and as such SFAS 123(R) had no effect on the consolidated financial statements.

(25)	Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Other leases are accounted for as capital leases.

(26)	Taxation

The Company must make certain estimates and judgments in determining income tax expense for financial reporting purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial reporting purposes pursuant to FAS No. 109, Accounting for Income Taxes.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) on January 1, 2007, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48), which became effective for the Company on January 1, 2007.

Refer to Note 6 in the notes to Consolidated Financial Statements for further information regarding the components of income tax expense.

(27)	Earnings per ordinary share

In accordance with SFAS No. 128, “Computation of Earnings Per Share” (“SFAS No. 128”) basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year.  Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the Convertible Debt (using the as-converted method).

(28)	Segment reporting

 The Group operates and manages its business as a single segment. As the Group primarily generates its revenues from customers in the PRC, no geographical segments are presented.

(29)	Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities are reserves for losses on trade receivables, notes and loans receivable, other receivables and deposits receivable; reserves for inventory; estimated useful lives of property and equipment; and impairment of goodwill.

3.	ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”).  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement.  SFAS 154 was effective in fiscal years beginning after December 15, 2005.  The Company has followed the guidance of SFAS 154 in reporting correction of errors in previously issued financial statements in Note 29, Adjustments to previously filed financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets: an amendment of APB Opinion No. 29” (“SFAS 153”).  This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 was effective in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 had no impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred.  SFAS 151 was effective in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 151 had no impact on the Company’s financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”).  EITF 05-2 clarified that instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or a contingent event should be considered “conventional” for purposes of applying Issue 00-19. Instruments that contain “standard” anti-dilution provisions would not preclude a conclusion that the instrument is convertible into a fixed number of shares. Standard anti-dilution provisions are those that result in adjustments to the conversion ratio in the event of an equity restructuring transaction that is designed to maintain the value of the conversion option.  EITF 05-2 applies to new instruments entered into and instruments modified in periods beginning after June 29, 2005.  The adoption of EITF Issue No. 05-2 had no impact on the Company’s financial statements at the date of adoption.

In December 2004, the FASB issued a revision of SFAS No. 123 “Share-Based Payment” (“SFAS 123(R)”). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.  The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of liability instrument based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.  SFAS 123(R) was effective for the quarter beginning January 1, 2006.  The adoption of SFAS 123(R) had no impact on the Company’s financial statements at the date of adoption.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140”, (“SFAS 155”).  SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. (This combination is referred to as a hybrid financial instrument.).  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold.  SFAS 155 was effective for hybrid financial instruments occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of SFAS 155 had no impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 is not expected to have impact on the Company’s financial statements.

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement, whereby it requires that a company use both the “iron curtain” and “rollover” approaches when quantifying misstatement amounts. The determination that an error is material in a current year that includes prior-year effects may result in the need to correct prior-year financial statements, even if the misstatement in the prior year or years is considered immaterial. When companies correct prior year financial statements for immaterial errors, SAB 108 does not require previously filed reports to be amended. Such correction may be made the next time the company files the prior year financial statements.  The provision of SAB 108 was effective for the Company in the current fiscal year ended December 31, 2007.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”).  On January 1, 2007, the Company adopted FIN 48. This interpretation clarifies what criteria must be met prior to recognition of the financial statement benefit of a position in a tax return. Prior to adopting FIN 48, the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to the effective income tax rate in the period of resolution. As compared to a contingency approach, FIN 48 is based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when there is a change in facts and circumstances, the position is settled, or the statute of limitation has expired.  As a result of the implementation of FIN 48, there were no material changes to the liability for unrecognized tax benefits.

In June 2006, the FASB ratified the provisions of the Emerging Issue Task Force Issue No. 06-3 “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”), which requires the Company to disclose how it accounts for taxes imposed on and concurrent with a specific revenue-producing transaction. EITF 06-3 was effective for the Company starting January 1, 2007. The adoption of EITF 06-3 had no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements that is presented separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 is not expected to have impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141 (revised), “Business Combinations,” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) is not expected to have impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for the Company starting January 1, 2008, and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS 157 is not expected to have impact on the Company’s financial statements.

4.	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables, time deposits, deposit for equity investments and notes and loans receivable.

(1) Cash and cash equivalents and time deposits

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balance held in PRC bank accounts totaled $11,004,954, $37,174,456 and $12,970,954 as of December 31, 2007, 2006 and 2005, respectively.  As of December 31, 2007, 2006 and 2005, the Company held cash balances of $176,530, $2,346,992 and $216,684 within the United States of which $76,530, $2,246,992 and $116,684 was in excess of FDIC insurance limits, respectively.

As of December 31, 2007, 2006 and 2005 substantially all of the Group’s cash and cash equivalents, time deposits, investment in mutual funds and short term notes receivable were held by major financial institutions located in the PRC and United States which management believes are of high credit quality.

(2) Sales and trade receivables

Nearly all of the Group’s sales are concentrated in the PRC and substantially all of the Group’s profits are generated from the operation there.  Accordingly, the Group is susceptible to fluctuations in its business caused by adverse economic conditions in the PRC.

The Group provides credit in the normal course of business and substantially all customers are located in the PRC.  The
Group performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.  No individual customer accounted for more than 10% of net revenues during the years ended December 31, 2007, 2006 and 2005.

(3) Long term notes receivable

Long term loans and notes receivable include a promissory note in the principal amount of $4,000,000 (the “Note”) issued by Huge Power Int’l S.A., a company organized in Samoa (“Huge Power”).  On June 27, 2007, the Company loaned a principal amount of $4,000,000 to Huge Power and Huge Power issued the Note.  The Note accrues interest at an annual rate of 8%, payable in cash semi-annually.  The Note matures on June 27, 2009.  Huge Power has made payments of interest under the Note; however, the Company has been unable to obtain the collateral that is required to be pledged according to the Note agreement.  As a result, the Company has provided an allowance for doubtful collection of the Note as a result of not receiving collateral.

(4) Other assets

Substantially all of the Group’s assets and operations are located in the PRC.  The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind.

5.	MINORITY INTERESTS

(1) Minority interest in 2005

At December 31, 2005, minority interest represented a 40% proportionate share of the equity of Shanxi owned by Licheng Santai Technology Enterprises Co., Limited.

(2) Minority interest acquisition in 2006

On May 28, 2006, the Company acquired the outstanding 40% of Shanxi’s minority interest for total cash consideration of $2,885,780.  The purchase was accounted for using the purchase method of accounting. This method requires the acquisition cost to be allocated to the assets, including separately identifiable intangible assets, and liabilities the Company acquired based on their estimated fair values. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different.

The purchase price for the acquired minority interest in the fair value of assets and liabilities of Shanxi was allocated as follows:

US$

Total purchase price	2,885,780
Less Fair value of identifiable assets acquired:
Cash and cash equivalents	23,904
Trade receivables, net	3,771
Advances to suppliers	262,490
Inventories, net	584,106
Refundable taxes	74,949
Other receivables	750
Property and equipment, net	2,159,994
Prepaid leases	329,237
3,439,201
Plus Fair value of liabilities assumed:
Accounts payable and accrued expenses	270,104
Advances from customers	94
Accrued employee benefits	5,356
Other payable	2,223,178
Long term debt, net of current portion	8,979
2,507,711
Excess of cost over fair value of net assets acquired	1,954,290

The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired represents goodwill, and is not deductible for tax purposes.

As a result of foreign exchange rate fluctuations, goodwill at December 31, 2007 and 2006 is $2,142,079 and $2,003,461, respectively.

Unaudited pro-forma financial information, assuming the minority interest acquisition occurred on January 1, 2006, is as follows:

2006
US$
Sales	115,082,067
Net income	16,422,050
Earnings per share – Basic	$1.11
Earnings per share – Diluted	$0.98

(3) Minority interest in 2007

At December 31, 2007, the Company indirectly owned 95% of the registered shares of Kedong Feedlots, Gannan Feedlots and 99% of the registered shares of Moveup.  At December 31, 2007, the Group has minority interest from these subsidiaries of $536,977.

6.	TAXATION

The components of income (loss) before income taxes consisted of the following:

	2007	2006	2005
	US$	US$	US$
Income (loss) subject to domestic income taxes only	(21,479,394)	(3,352,134)	(1,804,145)
Income (loss) subject to foreign income taxes only	33,911,528	25,968,517	15,836,296
Intercompany elimination	1,734,860	(1,336,772)	-
	14,166,994	21,279,611	14,032,151

The Company is subject to U.S. federal and state income taxes.  The Company’s subsidiaries incorporated in the PRC are subject to enterprise income taxes.  The provision for income taxes consisted of the following:

	2007	2006	2005
	US$	US$	US$
Current:
Federal	-	-	-
State	12,505	100	100
PRC	5,867,030	4,857,461	2,762,332
	5,879,535	4,857,561	2,762,432
Deferred:
Federal	-	-	-
State	-	-	-
PRC	-	-	-
	5,879,535	4,857,561	2,762,432

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income before income taxes:

	2007	2006	2005
	US$	US$	US$
Tax at Federal statutory rate	4,816,778	7,235,068	4,770,931
U.S. Permanent differences	4,745,468	395,762	552,712
State tax expenses	12,505	100	100
Current year State tax deduction	(34)	(34)	(34)
Change in valuation allowance	2,728,994	969,986	151,581
Foreign permanent differences	(1,984,778)	(26,420)	(593,203)
Foreign rate differential	(293,894)	(242,016)	(138,833)
Foreign tax holiday	(5,232,905)	(4,392,831)	(2,548,557)
Foreign tax reserve	1,285,128	1,037,768	638,533
Others	(197,727)	(119,822)	(70,798)
	5,879,535	4,857,561	2,762,432

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2007	2006	2005
	US$	US$	US$
Net operating loss carryforward	1,819,767	1,245,878	385,117
Accrued liabilities and allowances	1,612,898	5,782	5,782
Debt restructuring costs	279,220	-	-
Others	(7,877)	(7,553)	37,002
PRC deferred tax assets	418,794	247,359	105,172
Gross deferred tax assets	4,122,802	1,491,466	533,073
Deferred tax liabilities	-	-	-
Total deferred tax assets	4,122,802	1,491,466	533,073
Valuation allowance	(4,122,802)	(1,491,466)	(533,073)
Net deferred tax assets	-	-	-

The Company has recorded a valuation allowance against all of its U.S. federal and state and PRC deferred tax assets at December 31, 2007.  In accordance with FAS 109 and based on all available evidence, including its historical results and the uncertainty of predicting its future income, the valuation allowance reduces its deferred tax assets to an amount that is more likely than not to be realized.

For U.S. federal income tax purposes, the Company has net operating loss, or NOL, carryforwards of approximately $5.3 million at December 31, 2007. These net operating loss carryforwards will expire between 2022 and 2027, if not utilized. The Company also has approximately $0.4 million of net operating loss carryforwards for PRC enterprise income tax purposes.

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25 percent and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.  However, the New EIT Law repealed most of the existing preferential tax rates and tax holidays.  A five-year transition period is allowed for enterprises that obtained preferential tax treatment under the prior tax regime.  Under the prior tax regime, foreign-invested enterprises were generally subject to a 30 percent federal tax rate plus a 3 percent local tax rate for a total tax rate of 33 percent.

Prior to the effective date of the New EIT Law, Feihe Dairy and Baiquan Dairy secured a combination of preferential tax treatment and government incentives in their respective jurisdiction where they conducted their manufacturing activities.  Pursuant to Article 8 of the Income Tax Law of the PRC on Enterprises with Foreign Investment and Foreign Enterprises, a manufacturing enterprise that operate for at least 10 years shall receive certain preferential tax treatment.  Feihe Dairy qualifies for a full tax exemption of 33 percent for tax years 2003 and 2004, and an 18 percent tax exemption for tax years 2005 through 2007.  In addition to the preferential tax treatment, Feihe Dairy received a tax subsidy from the local government for 100 percent of the enterprise income tax liability paid for tax years 2005 through 2009.  Baiquan Dairy received a tax subsidy from the local government for 100 percent of the enterprise income tax liability paid for tax years 2004 through 2010.  The tax subsidies granted by the local government for Feihe Dairy and Baiquan Dairy may be modified or challenged by the central government or the tax authority.  If these incentives are modified, the Company may lose or significantly reduce the tax subsidy received from the local government, and will adversely affect the financial statements.  At December 31, 2007, Feihe Dairy had $0.8 million of deferred tax liabilities mainly related to generating future taxable income which is offset by $0.5 million of deferred tax assets for a sum of $0.3 million of net deferred tax liabilities.  The $0.3 million of net deferred tax liabilities is not realized as the future taxable temporary differences will be reversed prior to the expiration of the tax subsidy period.   Feihe Dairy received tax subsidies totaling $4.4 million, $3.6 million and $2.1 million for the periods ended December 31, 2007, 2006, and 2005, respectively.  Baiquan Dairy received tax subsidies totaling $0.2 million for the period ended December 31, 2006.  The tax subsidies received are recorded in “Other Income” on the Consolidated Statements of Operations and Comprehensive Income.

Undistributed earnings of the PRC subsidiaries amounted to approximately $82.5 million as of December 31, 2007.  Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.  If and when the earnings are distributed, the Company would be subject to U.S. federal and state income taxes and applicable withholding taxes.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, there were no material changes to the liability for unrecognized tax benefits.  Upon adoption, the Company had recorded $1.8 million of unrecognized tax benefits (excluding interest and penalties) with an offsetting receivable for $0.9 million of which $0.9 million, when recognized, will impact the effective tax rate. These non-current income tax liabilities are recorded in other long-term liabilities in its consolidated balance sheet.

A reconciliation of the January 1, 2007 through December 31, 2007 amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

Beginning balance at January 1, 2007	$1,701,010

Increase in unrecorded tax benefits taken in current year	$1,113,603

Ending balance at December 31, 2007	$2,814,613

At December 31, 2007, of the total $2.8 million in unrecognized tax benefits, $1.3 million represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The Company had cumulatively accrued approximately $0.3 million for estimated interest and penalties related to uncertain tax positions at December 31, 2007.  For the twelve months ended December 31, 2007, the Company recorded estimated interest & penalties of approximately $0.2 million.

The Company and its subsidiaries are subject to taxation in the U.S. and the PRC.  The Company’s U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2003. With a few exceptions, the tax years 2003-2007 remain open to examination by tax authorities in the PRC.

7.	EARNINGS PER ORDINARY SHARE

The following table sets forth the computation of net income available to shareholders for calculating basic and diluted earnings per ordinary share for the fiscal years ended:

	December 31
	2007	2006	2005
Net income available to shareholders – basic	8,284,393	16,433,372	11,312,238
Effect of dilutive securities
Convertible notes	218,322	934,113	-
Net income available to shareholders - diluted	8,502,715	17,367,485	11,312,238

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the fiscal years ended:

	2007	2006	2005
Weighted-average shares – basic	16,327,616	14,745,930	13,836,573
Effect of dilutive securities
Convertible notes	335,287	995,066	-
Warrants issued	1,034,094	1,910,716	1,828,199
Weighted-average shares - diluted	17,696,997	17,651,712	15,664,772

For the year ended December 31, 2007, 1,376,168 shares of the Company’s ordinary shares attributable to the potential conversion of the 7.75% Convertible Notes due 2009, for which the exercise or conversion price was less than the average market price of the ordinary shares, were excluded from the diluted loss per share calculation because the effect was anti-dilutive.

For the year ended December 31, 2007 a total of 2,143,419 shares of the Company’s ordinary shares attributable to the potential conversion of the 1% Guaranteed Senior Secure Convertible Notes due 2012 were excluded from the calculation of diluted income per share because the conversion price of the 1% Guaranteed Senior Secure Convertible Notes due 2012 exceeded the average price of the Company’s ordinary shares.

For the year ended December 31, 2006, no securities or other contracts to issue ordinary shares were excluded from the diluted earnings per share calculation.

For the year ended December 31, 2005 a total of 391,562 and 516,592 shares of the Company’s ordinary shares attributable to the potential conversion of the Series A Convertible Notes and Series B Convertible Notes, respectively, were excluded from the calculation of diluted income per share because the conversion price for each of the Series A Convertible Notes and Series B Convertible Notes exceeded the average price of the Company’s ordinary shares.

8.	NOTES AND LOANS RECEIVABLE

The notes and loans receivable amount included in the consolidated balance sheets for the years ended December 31, 2007, 2006 and 2005 were as follows:

(1) Short term notes and loans receivable

	2007	2006	2005
	US$	US$	US$
Bills receivable from banks in the PRC, due within three months	190,182	230,474	-
Loans receivable from a third party, bearing interest at 5.85%, due on October 1, 2008	1,095,200	-	-
	1,285,382	230,474	-

(2) Long term notes and loans receivable

	2007	2006	2005
	US$	US$	US$
Promissory note, bearing interest at 8%, due on June 27, 2009 (See Note 4(3))	4,000,000	-	-
Loans receivable from a third party, bearing interest at 10%, due on January 17, 2009	1,368,999	-	-
	5,368,999	-	-
Less: Allowance for doubtful note receivable	(4,000,000)	-	-
	1,368,999	-	-

9.	TRADE RECEIVABLES, NET

The trade receivables amount included in the consolidated balance sheets for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	US$	US$	US$
Trade receivables	5,188,760	5,858,972	5,465,979
Less: Allowance for doubtful accounts	(670,113)	(292,507)	(109,744)
Trade receivables, net	4,518,647	5,566,465	5,356,235

The movement of the allowance for doubtful loans and trade receivables during the years was as follows:

	2007	2006	2005
	US$	US$	US$
Balance at January 1	292,507	109,744	38,098
Add: Current year additions	4,377,606	182,763	71,646
Less: Current year deletions	-	-	-
Less: Current year charge offs	-	-	-
Balance at December 31	4,670,113	292,507	109,744

10.	INVENTORIES, NET

The inventory amounts included in the consolidated balance sheets for the years ended December 31, 2007, 2006 and 2005 comprised of:

	2007	2006	2005
	US$	US$	US$
Raw materials	9,420,116	5,070,961	2,899,022
Work-in-progress	9,459,614	545,715	1,034,539
Finished goods	5,816,304	9,039,886	5,582,581
Total inventories, net	24,696,034	14,656,562	9,516,142

The movement of provision for inventory reserves during the years was as follow:

	2007	2006	2005
	US$	US$	US$
Balance at January 1	147,687	395,880	53,486
Add: Current year additions	586,162	39,522	339,320
Less: Current year deletions	-	-	-
Less: Current year charge offs	-	(300,894)	-
Foreign exchange fluctuation	10,218	13,179	3,074
Balance at December 31	744,067	147,687	395,880

11.	INVESTMENT IN MUTUAL FUNDS – Available for sale

Investment in mutual funds is carried at fair value based on the quoted market prices of the underlying fund at December 31, 2007. Unrealized loss was not significant at December 31, 2007.

12.	DEPOSIT FOR EQUITY INVESTMENT

In August 2007, the Company, through its subsidiary Beijing Feihe, made an advance payment to Ausnutria Dairy (Hunan) Company Ltd. (“Ausnutria”), a distributor of milk powder and rice products in China, in connection with a proposed acquisition of 100% of the equity interest in Ausnutria.  The transaction did not close and the parties entered into renegotiations.

In October 2007, the Company entered into an equity purchase agreement (the “2007 EPA”) pursuant to which the Company agreed to purchase, through its subsidiary Moveup, 75% of the outstanding equity interests of Ausnutria, for consideration that included the amount of the advance payment previously made by the Company (the “2007 Transaction”).  The 2007 Transaction did not close because the sellers failed to comply with certain closing conditions under the equity purchase agreement, and the parties entered into renegotiations, including discussions regarding the Company’s proposed acquisition (directly or indirectly) of the other 25% of the outstanding equity interests of Ausnutria.  In connection with the 2007 Transaction, the Company recorded a deposit for investment of $28,269,857.

In February 2008 and February 2009, the Company entered into new transactions in an effort to resolve the 2007 Transaction.  See Note 27(1) for a discussion of certain terms and conditions of the restructured transactions and related agreements.

13.	PROPERTY AND EQUIPMENT, NET

Property and equipment and related accumulated depreciation as of December 31 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	US$	US$	US$

Buildings and plant	30,752,574	20,447,224	20,020,267
Machinery and equipment	27,054,642	18,272,616	10,599,506
Office equipment	433,623	301,324	202,303
Motor vehicles	805,299	801,026	795,810
	59,046,138	39,822,190	31,617,886
Less: Accumulated depreciation	(6,766,327)	(3,630,656)	(1,442,375)
Net book value	52,279,811	36,191,534	30,175,511

(1) Depreciation expenses

Depreciation expense for the years ended December 31 2007, 2006 and 2005 was $2,941,122, $2,264,222 and $944,019, respectively, of which $2,426,182, $1,899,498 and $749,363, were included as a component of cost of goods sold in the respective years.

(2) Pledged property and equipment

The net book value of buildings and equipment pledged for borrowings were $10,063,236, $13,628,165 and $5,098,464, as of December 31, 2007, 2006 and 2005.

14.	CONSTRUCTION IN PROGRESS

The major construction projects under construction at December 31, 2007, 2006 and 2005 were as follow:

	2007	2006	2005
	US$	US$	US$
Feihe Dairy processing facilities	498,876	515,480	5,462,681
Langfang Feihe production factory facilities	4,994	4,231,433	-
Gannan production factory facilities	16,313,727	3,583,602	-
Shanxi walnut processing facilities	58,979	-	17,741
Gannan Pasture facilities	7,409,610	-	-
Kedong Pasture facilities	7,546,838	-	-
Soybean processing facilities	1,161,209	-	-
Others	15,759	177,349	127,822
Total	33,009,992	8,507,864	5,608,244

$1,158,912 of interest expense was capitalized in construction in progress in for the year ended December 31, 2007.  No interest expense was capitalized in years ended December 31, 2006 and 2005.

15.	GOODWILL

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired from the Shanxi minority interest acquisition in 2006 (Note 5(2)).  Such amount is not tax deductible.

The Company has performed a goodwill impairment test relating to goodwill arising from its acquisition and concluded that there was no impairment as to the carrying value of goodwill as of December 31, 2007 and 2006.

16.	DEFERRED CHARGES, NET

Deferred charges represent direct issuance costs incurred in connection with the 1% Guaranteed Senior Secured Convertible Notes due 2012 that were issued in 2007 (Note 22(4)).  During the year ended December 31, 2007, amortization expense was $369,794.

Amortization expense is estimated to be $739,587 for 2008, 2009, 2010, 2011, and $369,792 for 2012, respectively.

17.	NOTES AND LOANS PAYABLE

Notes payable and loans payable included in the consolidated balance sheets for the years ended December 31, 2007, 2006 and 2005 comprised of:

	2007	2006	2005
	US$	US$	US$
Note payable to a bank in the PRC, bearing interest at 6.696% per annum, secured by plant and machinery, payable in monthly installments, due on June 20, 2006	-	-	3,097,894

Note payable to a bank in the PRC, bearing interest at 5.85% per annum, secured by loan guarantee from Feihe Dairy, payable with interest on maturity, due on July 26, 2007	-	3,849,168	-

Note payable to a bank in the PRC, bearing interest at 6.138% per annum, secured by loan guarantees from Feihe Dairy, payable with interest on maturity, due on June 27, 2007	-	3,201,024	-

Note payable to a bank in the PRC, bearing interest at 6.138% per annum, secured by a loan guarantee from Feihe Dairy, payable with interest on maturity, due on February 27, 2007	-	1,920,615	-

Note payable to a bank in the PRC, bearing interest at 7.29% per annum, secured by plant and machinery, payable with interest on maturity, due on October 29, 2008	3,422,501	-	-

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, secured by a loan guarantee from Feihe Dairy, payable with interest on maturity, due on December 25, 2008	3,422,502	-	-

Note payable to a bank in the PRC, bearing interest at 8.019% per annum, unsecured, payable with interest on maturity, due on December 5, 2008	1,369,000	-	-

Unsecured, non-interest bearing notes payable to raw materials suppliers for settlement of purchases, due on demand.	-	2,144,686

Unsecured, non-interest bearing loan payable to County Finance Department, due on demand. (i)	298,443	279,129	258,488

Total	8,512,446	11,394,622	3,356,382

(i)  Shanxi received funding from the local County Finance Department for its construction of the production facilities in the region.  Although no repayment terms were attached with the funds, the Company considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

None of the notes and loans payables have restrictions or covenants attached.

18.	RELATED PARTY TRANSACTIONS

Due from/to related parties included in the consolidated balance sheets for the years ended December 31, 2007, 2006 and 2005 comprised of:

	2007	2006	2005
	US$	US$	US$
Due from related parties:
Due from Directors of the Group	50,855	7,776	109,665
Due from related companies	64,622	95,640	140,749
Total	115,477	103,416	250,414

	2007	2006	2005
	US$	US$	US$
Due to related parties:
Due to Directors of the Group	129,222	120,599	933,311
Due to related companies	20,788	49,196	140,213
Loan payable to a related party	251,550	358,515	-
Payable to a minority shareholder	-	-	470,012
Total	401,560	528,310	1,543,536

(1) Due from/to Directors of the Group

As part of normal business operation, Directors of the Group will from time to time incur expenses on behalf of the Group, or receive advances from the Group for settlement of Group expenses.  The amounts outstanding at year end are of short term nature and due on demand.

As of December 31, 2007, 2006 and 2005, the Group had the following balances due from its Directors:

	2007	2006	2005
	US$	US$	US$

Liu Hua	47,208	7,776	109,665
Directors of subsidiaries in the PRC	3,647	-	-
Total	50,855	7,776	109,665

As of December 31, 2007, 2006 and 2005, the Group had the following balances due to its Directors:

	2007	2006	2005
	US$	US$	US$

Leng You-Bin	41,606	33,201	856,412
Liu Sheng-Hui	87,616	81,946	49,566
Directors of subsidiaries in the PRC	-	5,452	27,333
Total	129,222	120,599	933,311

(2) Due from/to related companies

Mr. Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group.  During the year ended December 31, 2007, 2006 and 2005, the Group sold goods to companies owned by close family members of Mr. Leng You-Bin, on an arm’s length basis.

For the years ended December 31, 2007, 2006 and 2005, the Group made sales of goods to the following related companies:

	2007	2006	2005
	US$	US$	US$

Tangshan Feihe Trading Company	790,331	740,716	466,654
Qianhuangdao Feihe Trading Company	107,421	54,270	127,856
Dalian Hewang Trading Company	25,400	11,420	-
Total	923,152	806,406	594,510

As of December 31, 2007, 2006 and 2005, the Group had the following balances due from its related companies:

	2007	2006	2005
	US$	US$	US$

Tangshan Feihe Trading Company	64,622	95,640	140,749

As of December 31, 2007, 2006 and 2005, the Group had the following balances due to its related companies for payments for goods received in advance:

	2007	2006	2005
	US$	US$	US$

Qianhuangdao Feihe Trading Company	16,412	48,266	140,213
Dalian Hewang Trading Company	4,376	930	-
Total	20,788	49,196	140,213

(3)  Loan payable to a related party

The Group has an outstanding loan payable to a related party, a Charitable Organization set up by Leng You-Bin for under privileged children in the Heilongjiang province of the PRC, of $251,550 and $358,515 at December 31, 2007 and 2006, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

(4)  Other payable to minority shareholder

At December 31, 2005, the Group has a payable to Shanxi minority shareholder of $470,012 for prepaid lease for a parcel of land in the Shanxi province in the PRC.  This payable was applied to the value of liabilities assumed when the Company acquired the minority interest in June 2006 (Note 5(2)).

19.	ADVANCES FROM EMPLOYEES

Advances from employees represent temporary funding by employees to improve cash flow and working capital of the Company. The advances were unsecured, interest free and repayable within one year.

20.	EMPLOYEE BENEFITS

The full-time employees of the Company’s subsidiaries that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. These companies are required to accrue for these benefits based on certain percentages of the employees’ salaries in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts charged to the consolidated statements of operations and comprehensive income for such employee benefits amounted to approximately $714,055, $342,010 and $175,534 for the years ended December 31, 2007, 2006 and 2005, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

Effective January 1, 2007, the Company established the American Dairy Inc 401(k) Profit Sharing Plan and Trust.  The Plan is a discretionary defined contribution plan and covers substantially all employees who have attained the age of 21, have completed at least six months of service, and have worked a minimum of 1,000 hours in the past Plan or anniversary year.

Under provisions of the Plan, the Company, for any plan year, has contributed an amount equal to 100% of the participant’s contribution or 5% of the participant’s eligible compensation, whichever is less.  The Company may, at its own discretion, make additional matching contributions to participants.  Company contributions, net of forfeitures, amounted to $2,016 in 2007.

21.	LONG TERM DEBT

Long term debt comprised of the following as of December 31, 2007 2006 and 2005:

	2007	2006	2005
	US$	US$	US$

Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by plant and machinery and payable in monthly installments. The Loan commenced in 2004 and matures on September 30, 2012	484,455	548,496	638,527

Loan payable to a Financial Institution in the PRC, bearing interest at 5.85%, unsecured and payable on maturity. The loan commenced in 2007 and matures on December 15, 2008.	1,362,155	-	-

Loan payable to non-related companies, bearing interest at 6.36%, unsecured and payable on maturity. The Loan commenced in 2005 and matures on February 15, 2007	-	1,032,782	999,508
	1,846,610	1,581,278	1,638,035
Less: current portion of long-term debt	(1,464,145)	(95,391)	(92,317)
	382,465	1,485,887	1,545,718

Principal payments due by year for the next five years and thereafter on long term debt are as follows:

Year ended December 31,	Future repayments
US$
2008	1,464,145
2009	101,991
2010	101,991
2011	101,991
2012	76,492
1,846,610

None of the long term debt have restrictions or covenants attached.

22.	CONVERTIBLE DEBT, NET

Convertible debt consisted of the following as of December 31, 2007, 2006, and 2005:

	2007	2006	2005
	US$	US$	US$
Series A Convertible Note	-	-	3,000,000

Series B Convertible Note	-	5,000,000	5,000,000

7.75% Convertible Notes due 2009, net of discount of $1,091,919 and $1,715,871 at December 31, 2007 and 2006, respectively	17,108,081	16,484,129	-

1.00% Guaranteed Senior Secured Convertible, including guaranteed redemption accrual of $8,151,867 and note discount of $50,022,177	38,129,690	-	-
	55,237,771	21,484,129	8,000,000
Less: current portion	-	(5,000,000)	(3,000,000)
	55,237,771	16,484,129	5,000,000

(1)                Series A Convertible Notes

On April 27, 2005, the Company issued a 6.50% Series A Convertible Note due 2006 (the “Series A Note”) in the principal amount of $3,000,000.  The Series A Note accrued interest at 6.50% per annum, matured on April 25, 2006, and was convertible into ordinary shares at an initial conversion price of $8.00 per share subject to adjustments for stock splits, dividends, reorganization and similar events.  The Series A Note was issued to Pike Capital Partners L.P.  In April 2006, the $3,000,000 principal amount plus $195,000 in accrued and unpaid interest was converted in accordance with the terms of the Series A Note into 399,375 shares of ordinary shares, which were allocated between Pike Capital Partners L.P. and its affiliate Pike Capital Partners (QP) LP (collectively, the “Pike Entities”).  During the fiscal years ended December 31, 2007 and 2006, the Pike Entities beneficially owned in excess of 5% of the Company’s issued and outstanding ordinary shares.

(2)                Series B Convertible Notes

On June 30, 2005 and August 14, 2005, the Company issued two 7.50% Series B Convertible Notes due 2007 (the “Series B Notes”) in the aggregate principal amount of $5,000,000.  The Series B Notes accrued interest at 7.50% per annum, matured one year from their dates of issuance, and were convertible into ordinary shares at an initial conversion price of $10.00 per share subject to adjustments for stock splits, dividends, reorganization and similar events.  The Series B Notes were issued to Pike Capital Partners L.P.  In July and August 2007, the $5,000,000 principal amount plus $750,000 in accrued and unpaid interest was converted in accordance with the terms of the Series B Notes into 575,000 shares of ordinary shares, which were allocated between the Pike Entities.  During the fiscal years ended December 31, 2007 and 2006, the Pike Entities beneficially owned in excess of 5% of the Company’s issued and outstanding ordinary shares.

(3)                7.75% Convertible Notes Due 2009

On October 3, 2006, pursuant to a subscription agreement, the Company issued an aggregate principal amount of $18,200,000 in 7.75% Convertible Notes due 2009 (the “2009 Notes”) and warrants to purchase up to an aggregate of 251,000 shares of Common Stock (the “Warrants”).  The value of the warrants of $1,871,859 was recorded as a discount to the value of the 2009 Notes and will be amortized to interest expense over the term of the 2009 Notes.

The 2009 Notes mature on October 2, 2009, accrue interest at an annual rate of 7.75% compounded annually and are convertible into shares of ordinary shares at maturity, and contain customary representations, warranties, and events of default, including failure to pay amounts due under the 2009 Notes, failure to comply with certain covenants, and the occurrence of certain insolvency events.  The principal and accrued and unpaid interest due under the 2009 Notes may be converted at the option of the holder into shares of ordinary shares at an initial conversion price of $14.50 per share.  The conversion price is subject to adjustments for dividends, subdivisions, combinations, and other events.  Subject to the same adjustments, the Warrants permit the holders to acquire, at any time prior to October 2, 2012, an aggregate of approximately 251,000 shares of ordinary shares at an initial exercise price of $14.50 per share.  As of December 31, 2007, the conversion price of the 2009 Notes and the exercise price for the Warrants were $14.50 per share.

The subscription agreement contains customary representations, warranties, indemnities and covenants, including covenants by the Company to maintain its securities exchange listing and to comply with its reporting and filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The subscription agreement also grants holders of the 2009 Notes a right of first refusal to purchase an aggregate amount of up to 25.00% of any securities the Company may propose to sell.

In connection with the issuance of the 2009 Notes, the Company entered into a registration rights agreement pursuant to which Company agreed to file, by January 3, 2007, a registration statement covering the resale of the shares of ordinary share issuable upon conversion of the 2009 Notes and upon exercise of the Warrants.  The Company also agreed to register, on one occasion and prior to October 3, 2011, shares issued on conversion of interest payable on the 2009 Notes if such shares have not been included in a prior registration statement.  If the Company fails to meet these registration obligations, or if the SEC does not declare such registration statements effective within 120 days of the filing thereof, the Company agreed to pay an additional amount equal to 2.00% of the principal amount of each holder’s 2009 Notes per month, payable monthly in cash or, at the option of the holder, ordinary shares at the then-applicable conversion price per share (the “2% Payment”).  The registration rights agreement also grants piggy-back, demand and S-3 registration rights to the holders of shares of ordinary shares issuable upon conversion of the 2009 Notes.  The Company was not in compliance with the requirement under the registration rights agreement to file a registration statement by January 3, 2007 and to cause it to become effective within 120 days.  As all of the holders of the 2009 Notes have waived the 2% Payment for the periods in 2007 prior to May 3 and after September 30, the Company has made the 2% Payment for the period from May 3, 2007 through September 30, 2007, equal to $1,820,000, which has been charged to earnings for the year ended December 31, 2007.

In addition, the Company has accrued an additional $720,000 amount at December 31, 2007 for a portion of the value of the subsequent settlement of a liability under its registration rights agreement (see Note 27(2)).

In November 2008, the Company restructured the 2009 Notes and related agreements.  See Note 27(2) for a discussion of certain changes to the terms and conditions of the 2009 Notes and related agreements.

(4)                1.00% Guaranteed Senior Secured Convertible Notes Due 2012

On June 1, 2007 and June 27, 2007, pursuant to a notes purchase agreement and related agreements, the Company issued an aggregate principal amount of $60,000,000 and $20,000,000, respectively, in 1% Guaranteed Senior Secured Convertible Notes due 2012 (the “2012 Notes”).  The 2012 Notes accrue interest at an annual rate of 1.00%, payable in cash on June 1 and December 1 of each year, and mature on the five-year anniversary of their issuance.  The 2012 Notes have been guaranteed by certain of the Company’s subsidiaries and secured by a pledge of all of the Company’s equity interest in AFC and a pledge of 2,664,340 shares of ordinary share held by Leng You-Bin, the Chairman, Chief Executive Officer, President, and General Manager of the Company.  Costs of $3,697,934 associated with the 2012 Notes were capitalized as a deferred charge and are shown as an other asset.  These costs will be amortized over the term of the 2012 Notes.  Amortization of $369,794 was charged to expense during the year ended December 31, 2007.

The principal amount of the 2012 Notes is convertible into ordinary shares at the option of the holder at an initial conversion price of $24.00 per share.  The conversion price is subject to adjustments for dividends, subdivisions, issuances of ordinary shares or warrants below current market prices, and other events.  The conversion price is also subject to a semi-annual reset based on the volume-weighted 30-day average trading price of the ordinary share.  Any contingent beneficial conversion feature associated with a conversion price reset will be recognized in the period in which the contingency is resolved.  If not previously converted, upon maturity the Company must redeem the 2012 Notes at a price equal to $228,776 per each $100,000.00 in principal amount of 2012 Notes.  As of December 31, 2007, the Company has accrued $8,151,867 of the additional redemption amount related to the Notes.

The notes purchase agreement contains representations, warranties, indemnities and covenants, including covenants by the Company and controlling shareholders to use best efforts to effect a qualifying initial public offering by December 1, 2008, to provide certain additional security for the 2012 Notes, to file timely all required reports under the Exchange Act, and not to take certain other actions regarding any potential acquisition of equity securities of the Company or any tender offer, exchange offer, merger, consolidation, or sale of all or substantially of the Company’s assets.

The indentures under which the 2012 Notes were issued contain covenants restricting the Company’s operations, including restrictions on its use and maintenance of its properties, incurrence of indebtedness, declaration or payment of dividends or other distributions, repurchase of capital stock or subordinated obligations, making investments, incurrence of liens, sale of assets, use of proceeds from the sale of the 2012 Notes, and engaging in business unrelated to dairy and related food products.  The indentures also require the Company to maintain tangible net worth ratios, to complete a qualifying initial public offering of Common Stock by December 1, 2008, to repurchase some or all of its 2012 Notes from electing holders upon certain assets sales, upon certain change of control transactions or if the ordinary share ceases to trade on a qualifying U.S. stock exchange, and to file reports under the Exchange Act with the SEC.  In addition, the outstanding 2012 Notes will accrue additional interest at an annual rate of 5% if a qualifying initial public offering has not occurred by December 1, 2008.  The Company will also be obligated to pay an additional amount equal to 3.0% of the principal amount of the outstanding 2012 Notes if a qualifying initial public offering has not occurred by December 1, 2008 and an additional amount equal to 1.0% of the principal amount of the outstanding 2012 Notes if the Company fails to retain a qualified auditor at any time after May 1, 2008.  The indentures also contain customary events of default, including any failure to pay any interest, principal, or premium on the 2012 Notes, failure to comply with certain covenants, the occurrence of certain insolvency events, defaults under or failure to pay when due any other indebtedness exceeding $2,000,000, and certain events regarding the security interests.

In connection with the issuance of the 2012 Notes, the Company entered into a registration rights agreement and an investor rights agreement with holders of the 2012 Notes.  The registration rights agreement requires the Company to file certain registration statements and provides that the Company’s failure to do so will result in additional interest accruing at an annual rate of 0.25% for the first 90 days and thereafter at an annual rate of 0.50% (the “Registration Rights Penalty”).

Pursuant to the investor rights agreement, the Company granted Citadel Equity Fund Ltd, one of the holders of the 2012 Notes, a right of first refusal to purchase any securities the Company may propose to issue or sell until June 1, 2012. During the fiscal year ended December 31, 2007, Citadel beneficially owned in excess of 5% of the Company’s issued and outstanding ordinary shares.

At the date of issuance of the 2012 Notes, the Company determined that the convertible note instrument contained embedded derivatives. The fair value of the embedded derivatives was determined to be $53,298,331 and is recorded as a derivative liability at inception. That amount is being accreted through charges to the statements of operations and comprehensive income using the effective interest method over the period of the 2012 Note obligations. At December 31, 2007, the fair value of the derivatives was $50,019,300. The reduction in the fair value was also recorded in the statements of operations and comprehensive income as gain on derivatives during the year ended December 31, 2007.

In November 2008, the Company restructured the 2012 Notes and related agreements.  See Note 27(3) for a discussion of certain changes to the terms and conditions of the 2012 Notes and related agreements.

Principal payments due by year for the next five years on these notes are as follows:

Year ended December 31	Future repayments
US$
2008	-
2009	18,200,000
2010	-
2011	-
2012	88,151,867
106,351,867
Less discount	(51,114,096)
55,237,771

23.	ORDINARY SHARES AND EQUITY TRANSACTIONS

The Company has 50,000,000 shares of authorized ordinary shares with a par value $0.001 per share.

(1) During 2005, the Company had the following stock and equity transactions:

The Company issued 44,700 shares of unrestricted ordinary shares valued at $290,550 to Chinese employees of Feihe Dairy for bonuses, issued pursuant to a Form S-8 registration statement.

The Company issued 103,200 shares of restricted ordinary shares valued at $649,690, of which $353,668 was for bonuses to directors and $296,022 was for consulting services to independent consultants.  The expense related to the consulting services is recorded in general and administrative expenses in the consolidated statements of operations and comprehensive income.

The Company issued 428,570 shares of its ordinary shares pursuant to the exercise of warrants at an exercise price of $1.75 per share for a total consideration of $750,000.

During the year, the Group received $175,314 of asset contribution from prospective investors.  Because the investment was not completed, the amount of contribution received remained in the Group as additional paid in capital.

(2) During 2006, the Company had the following stock transactions:

The Company issued 1,196,251 shares of its ordinary shares pursuant to the exercise of warrants at various exercise prices for a total consideration of $2,006,856.

The Company issued 103,370 shares of restricted ordinary shares valued at $1,262,624, of which $555,720 was for bonuses to directors and $706,904 was for consulting services to independent consultants.  The expense related to the consulting services is recorded in general and administrative expenses in the consolidated statements of operations and comprehensive income.

The Company issued 399,375 shares of its ordinary shares pursuant to the conversion of $3,000,000 of Series A convertible notes with accrued interest of $195,000, at a conversion price of $8.00 per share, as described in Note 22(1).

During October 2006, the Company issued convertible notes in the aggregate principal amount of $18,200,000 and warrants to purchase up to 251,040 shares of the Company’s ordinary shares at an exercise price of $14.50 per share. In connection with this transaction, a loan discount of $1,871,859 has been recognized as described in Note 22(3).

(3) During 2007, the Company had the following stock transactions:

The Company issued 505,698 shares of its ordinary shares pursuant to the exercise of warrants at various exercise prices for a total consideration of $1,100,047.

The Company issued 49,250 shares of restricted ordinary shares valued at $1,060,750 of which $409,500 was for bonuses to directors and $651,250 was for consulting services to independent consultants.  The expense related to the consulting services is recorded in general and administrative expenses in the consolidated statements of operations and comprehensive income.

The Company issued 575,000 shares of its ordinary shares pursuant to the conversion of $5,000,000 of Series B convertible notes with accrued interest of $750,000, at a conversion price of $10.00 per share, as described in Note 22(2).

24.	OPTION PLAN AND WARRANTS

(1)  2003 Share Incentive Plan

Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the “Plan”) which reserved 3,000,000 shares of ordinary shares for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies SFAS 123(R) and related interpretations in accounting for the Plan. Compensation for services that a corporation receives under SFAS 123(R) through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay.  Compensation expenses for stock-based compensation of $1,060,750, $1,262,624 and $940,240 were recorded during the years ended December 31, 2007, 2006, and 2005, respectively, related to the Plan.

No stock appreciation rights have been issued under the Plan.

(2)  Warrants

As of December 31, 2007, the Company has 1,048,983, warrants outstanding at an average exercise price of $5.05 per warrant for one share each of the Company’s ordinary shares. The warrants will expire at various dates, with 797,943 expiring in 2009 and 251,040 expiring in 2012.

During the years ended December 31, 2007, 2006 and 2005, 505,698, 1,196,251, and 428,570 warrants, respectively, were exercised at various exercise prices, resulting in proceeds of $1,100,047, $2,006,856 and $750,000, respectively, to the Company.

The weighted average grant date fair value of warrants granted during the years ended December 31, 2007, 2006 and 2005 was $0, $1,871,859, and $0, respectively.

	Warrants	Average exercise price
		US$
Outstanding warrants at January 1, 2005	2,992,866	2.16
Warrants granted	-	-
Exercised	(428,570)	1.75
Expired	-	-
Outstanding warrants at December 31, 2005	2,564,296	2.23
Warrants granted	251,040	14.50
Exercised	(1,196,251)	2.57
Expired	(64,404)	1.75
Outstanding warrants at December 31, 2006	1,554,681	4.11
Exercised	(505,698)	2.17
Expired	-	-
Outstanding warrants at December 31, 2007	1,048,983	5.05

Information regarding the stock warrants outstanding at December 31, 2007 is summarized below:

	Warrants outstanding at
	December 31, 2007
		Weighted
		Average	Weighted
		Remaining	Average
	Warrants	Contractual	Exercise
Exercise Prices US$	Outstanding	Life (years)	Price US$

1.50	184,543	1.8	1.50
2.25	613,400	1.7	2.25
14.50	251,040	4.8	14.50
	1,048,983

25.	STATUTORY RESERVES

Relevant PRC laws and regulations permit payments of dividends by its PRC subsidiaries and affiliates only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the statutory general reserve fund requires annual appropriations of 10% of net after-tax income should be set aside prior to payment of any dividends.  As a result of these and other restrictions under PRC laws and regulations, the PRC subsidiaries and affiliates are restricted in their ability to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances.

26.	COMMITMENTS AND CONTINGENCIES

(1)  Operating lease arrangements

The Group has entered into leasing arrangements relating to office premises and computer equipment that are classified as operating leases. There were no minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year.

Rent expenses incurred and expensed to consolidated statements of operations and comprehensive income during the years ended December 2007, 2006 and 2005 amounted to $12,000, $12,000 and $21,000, respectively.

(2)  Capital commitments

Capital commitments for purchase of land use right and property and equipment as of December 31, 2007 was approximately $24,472,253.

(3) Land Use Rights

All lands in the PRC are state-owned and no individual land ownership rights exist.  The Group has obtained land use rights certificates for the land on which its facilities are located, except that Langfang Feihe is in the process of obtaining such a certificate.

Feihe Dairy entered into a land use right contract on January 13, 2006 with the Bureau of Land and Real Estate of Langfang Economic and Technology Development Zone in Hebei Province, China, as amended by a supplementary contract dated January 13, 2006, which sets forth rights to use the land on which Langfang Feihe’s facilities are located.  Feihe Dairy is applying to assign its rights under the contract to Langfang Feihe.  Management believes that this contract adequately evidences Langfang Feihe’s right to use the land, and that there should be no legal obstacle to Langfang Feihe’s use of the land or obtaining a certificate of land use right.  However, in the event that Langfang Feihe fails to obtain such a certificate, there is a risk that the PRC government may deem Langfang Feihe’s operations illegitimate or impose penalties and fines.  While present, however, management believes that this possibility is remote.

27.	SUBSEQUENT EVENTS

(1)  Ausnutria Transaction

In February 2008, the Company, through its subsidiary Beijing Feihe, made an initial deposit payment of RMB 10,000,000 to Ausnutria Holding Co., Ltd., which indirectly owns Ausnutria, in connection with the Company’s efforts to resolve the incomplete transactions under the 2007 EPA (See Note 12).  The transaction did not close and the parties entered into renegotiations.

To resolve the incomplete transactions regarding Ausnutria, on February 18, 2009, the Company, through its subsidiary Feihe Dairy, entered into a new equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Shenghui, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for an aggregate consideration of RMB 296,500,000 (the “2009 Transaction”).  The agreement is subject to customary representations, warranties, covenants and indemnities.  The purchase price is payable in two tranches.  The Company has received RMB75,000,000 from the purchasers, and the second tranche of RMB 221,500,000 has been deposited into an escrow account and will be released to Feihe Dairy and Mr. Liu upon satisfaction of the closing conditions under the agreement, including completion of the application for amendment of shareholders with the local counterpart of the State Administration of Industry and Commence in Kedong County, Heilongjiang Province, China.

(2) Restructuring of 2009 Notes (See Note 22(3))

On November 12, 2008, the Company entered into an agreement with the holders of the 2009 Notes pursuant to which the Company agreed to issue to such holders an aggregate amount of 216,639 shares of ordinary share and such holders waived claims to additional payments under the registration rights agreement relating to the 2009 Notes.  The agreement contains customary representations and warranties, as well as security and inter-creditor provisions.  In connection with the agreement, the Company amended and restated the 2009 Notes (the “New 2009 Notes”), amended and restated the warrants issued therewith (the “New Warrants”), and amended the prior registration rights agreement.

The New 2009 Notes were issued in an aggregate principal amount of $18,200,000, mature on October 2, 2009, accrue interest at an annual rate of 7.75% compounded annually and payable in shares of Common Stock at maturity.  The New 2009 Notes contain representations, warranties, and events of default, including default for failure to pay amounts due under the New 2009 Notes, failure to comply with certain covenants, the occurrence of certain insolvency events, certain events regarding the security interests, and cross-defaults under the 2012 Notes or any other indebtedness exceeding $2,000,000.  The principal and accrued and unpaid interest due under the New 2009 Notes may be converted at the option of the holder into shares of ordinary shares at an initial conversion price of $14.50 per share.  The conversion price is subject to adjustments for dividends, subdivisions, combinations, or issuances of ordinary shares, warrants or similar rights at a price per share less than the conversion price then in effect.  Subject to the same adjustments, the New Warrants permit the holders to acquire, at any time prior to October 2, 2012, an aggregate of approximately 251,000 shares of ordinary share at an initial exercise price of $14.50.  The New 2009 Notes are guaranteed by AFC and secured by a pledge of all of the Company’s equity interest in AFC and a pledge of 2,664,340 shares of Common Stock held by Leng You-Bin, the Chairman, Chief Executive Officer, President, and General Manager of the Company.  The guarantees and security interests are subordinate to those securing the 2012 Notes.

The amendments to the registration rights agreement extend the existing demand, piggy-back and S-3 registration rights to the holders of shares of ordinary share issued in connection with the release of claims to additional payments under the prior registration rights agreement.  In addition, the amendments restate the penalties for the Company’s failure to comply with registration and other covenants.  In particular, the Company agreed to pay additional interest, accruing at 1.00% of the principal amount of each holder’s New 2009 Notes per month and payable monthly in cash or, at the option of the holder, ordinary shares at the then-applicable conversion price per share, upon the occurrence of certain events.  These events include the Company’s failure to file a registration statement by January 3, 2007, the Company’s failure to file a registration statement by the three month anniversary of any demand registration notice, if sales of all registrable securities cannot be made pursuant to the registration statement, if the ordinary share ceases to be listed or traded in qualifying exchanges or markets, if a qualifying initial public offering has not occurred on or before June 30, 2009, if the Company fails to keep public information available, if the Company fails to file in a timely manner all reports and other documents it is required to file with the SEC, or if the Company fails to maintain its Exchange Act registration.  In connection with the amended registration rights agreement, the holders of the 2009 Notes agreed that the Company will only be obligated to make additional interest payments to them if a resale registration statement is not effective by June 30, 2009 or if the Company is unable to timely comply with its reporting and filing obligation under the Exchange Act by April 15, 2009.

(3) Restructuring of 2012 Notes (See Note 22(4))

On March 1, 2008, pursuant to the indentures governing of the 2012 Notes, the conversion price of the 2012 Notes was reset at $12.00 per share.  The contingent beneficial conversion feature associated with this conversion price reset will be recognized in the Company’s financial statements as of and for the quarter ended March 31, 2008.

On November 12, 2008, the Company entered into a supplemental indenture with respect to the 2012 Notes.  The supplemental indenture grants each holder of the 2012 Notes the option to elect that the Company repurchase all or any portion of such holder’s 2012 Notes, at a repurchase price of 115% of the principal amount of 2012 Notes for which such holder elected early repurchase.  On November 13, 2008, the holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligates the Company to repurchase the 2012 Notes for an aggregate amount of $92,000,000 in accordance with the terms and conditions of the supplemental indenture.  Accordingly, the Company paid $15,333,333 to the holders of the 2012 Notes in November 2008, $13,333,333 of which represented repayment of principal, and the Company is obligated to pay an additional $15,333,333 by each of April 15 and July 15, 2009 and to pay the remaining $46,000,000 by October 15, 2009.  As part of the first repurchase payment, the Company also paid $407,000 in accrued and unpaid interest to holders of the 2012 Notes.  As a result of the repurchase election, interest on all 2012 Notes ceased to accrue after November 13, 2008 and the 2012 Notes may not be converted into shares of Common Stock, subject to the Company’s making the required repurchase payments.  Holders of the 2012 Notes are entitled to all other rights and privileges as holders of the 2012 Notes until the required repurchase payments are paid in full.

The Company’s failure to make the required repurchase payments on April 15, 2009, July 15, 2009 or October 15, 2009, will not constitute an event of default under the indentures, although certain waivers granted to the Company under the supplemental indenture, described below, would terminate, interest would recommence accruing on the 2012 Notes, and the holders of the 2012 Notes could exercise their conversion rights under the indentures.

In the supplemental indenture, the Company obtained waivers and consents from the holders of the 2012 Notes.  These waivers and consents allow the Company to incur additional debt and liens in connection with funding the repurchase of the 2012 Notes and for certain operating purposes, waive its compliance with tangible net worth and leverage ratio requirements, waive the requirement that the Company repurchase 2012 Notes from electing holders if the ordinary share ceases to trade on a qualifying U.S. stock exchange, and waive the requirement that the Company file Exchange Act reports to the extent its non-compliance is due to or results from the previously announced re-audit of its financial statements.

28.	QUARTERLY OPERATING RESULTS

For the fiscal year 2007, 2006 and 2005 quarterly operating results are summarized as follows:

	Three Months Ended (Unaudited)

Fiscal 2007	December 31	September 30	June 30	March 31
	US$	US$	US$	US$
Sales	45,736,337	44,113,426	39,746,028	36,372,358
Gross profit	16,075,511	18,906,012	18,577,977	19,471,231
Net income	1,799,631	(6,874,506)	6,849,802	6,509,466

Earnings per share - Basic	0.11	(0.42)	0.43	0.41

Earnings per share - Diluted	0.10	(0.42)	0.39	0.37

	Three Months Ended (Unaudited)

Fiscal 2006	December 31	September 30	June 30	March 31
	US$	$US	US$	US$
Sales	32,999,677	32,248,705	24,872,457	24,961,228
Gross profit	12,467,935	15,609,126	8,749,098	13,086,055
Net income	2,161,103	5,365,174	4,432,645	4,474,450

Earnings per share - Basic	0.14	0.36	0.30	0.32

Earnings per share - Diluted	0.13	0.32	0.26	0.27

	Three Months Ended (Unaudited)

Fiscal 2005	December 31	September 30	June 30	March 31
	US$	US$	US$	US$
Sales	23,532,432	15,774,736	15,082,046	13,808,094
Gross profit	8,859,700	7,557,194	7,140,458	6,758,377
Net income	3,456,825	2,583,138	2,451,899	2,820,376

Earnings per share - Basic	0.25	0.19	0.18	0.21

Earnings per share - Diluted	0.22	0.17	0.16	0.19

29.	ADJUSTMENTS TO PREVIOUSLY REPORTED FINANCIAL STATEMENTS

In early 2008, the Company proactively initiated voluntary re-audits of the Company’s consolidated financial statements at and for the years ended December 31, 2006 and 2005 (the ‘Re-audits’).  As a result of the Re-audits certain amounts in the consolidated financial statements were corrected from the amounts previously reported.

Pursuant to paragraph 26 of Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, the effect of the correction on each financial statement line item was as follows:

Reconciliation of Shareholders’ Equity at January 1, 2005

In addition, certain transactions were identified that required correction of amounts recorded in years prior to 2005.  Those corrections have been reflected as adjustments to shareholders’ equity at January 1, 2005 as shown below:

	Note	Previously reported December 31, 2004	Reclassification	Correction of Errors	January 1, 2005 (Restated)
		US$	US$	US$	US$

Shareholders’ equity
Ordinary shares		13,556	-	-	13,556
Additional paid-in capital	a	7,519,174	(4,119,485)	12,318	3,412,007
Ordinary share warrants		-	4,119,485	-	4,119,485
Statutory reserves		-	812,549	-	812,549
Accumulated other comprehensive income		-	-	-	-
Retained earnings	b	8,639,364	(812,549)	(739,685)	7,087,130
Total shareholders’ equity		16,172,094			15,444,727

Explanation of the effect of correction of errors

(a)  Increase in minority shareholder’s share of additional paid-in capital.

(b)  Retained earnings
Decrease in depreciation charge on property and equipment	24,256
Correction of inventory costing error	(270,628)
Under accrual of expenses	(170,456)
Incorrectly capitalized expenses	(59,644)
Increase allowance for doubtful accounts	(38,098)
Overstatement of sales	(97,149)
Increase allowance for inventories	(53,486)
Decrease in minority shareholder’s share of retained earnings	22,600
Under provision of tax liabilities	(97,080)
Decrease in retained earnings	(739,685)

Reconciliation of Consolidated Balance Sheet as of December 31, 2005

	Note	Previously reported December 31, 2005	Reclassification	Correction of Errors	Effect of exchange rate change (o)	December 31, 2005 (Restated)
		US$	US$	US$	US$	US$
ASSETS
Current assets:
Cash and cash equivalents		12,958,435	166,047	-	63,156	13,187,638
Trade receivables, net	a	4,132,931	670,437	526,827	26,040	5,356,235
Due from related parties		-	250,414	-	-	250,414
Employee receivable		488,413	(190,985)	-	2,421	299,849
Advances to suppliers		1,216,172	504,286	-	6,029	1,726,487
Inventories, net	b	9,622,347	(33,771)	(118,095)	45,661	9,516,142
Prepayments and other current assets	c	875,031	-	(40,682)	8,738	843,087
Refundable taxes		500,892	108,380	-	21,850	631,122
Other receivables	d	1,516,105	120,261	(60,448)	7,827	1,583,745
Total current assets		31,310,326				33,394,719

Property and equipment:
Property and equipment, net	e	34,685,898	(4,364,571)	(317,615)	171,799	30,175,511
Constructions in progress	f	3,373,833	2,610,698	(392,542)	16,255	5,608,244
		38,059,731				35,783,755
Other assets:
Prepaid leases	g	-	186,183	1,446,697	-	1,632,880
Total assets		69,370,057				70,811,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilites
Current liabilities:
Current maturities of long-term debt		102,466	(10,149)	-	-	92,317
Convertible debt redeemable within one year		-	3,000,000	-	-	3,000,000
Notes and loans payable		7,323,801	(3,983,974)	-	16,555	3,356,382
Accounts payable and accrued expenses	h	11,855,430	(5,583,066)	604,093	52,621	6,929,078
Other tax payable		-	399,608	-	-	399,608
Advances from customers		12,073,781	(268,964)	-	63,866	11,868,683
Due to related parties	i	932,942	140,213	464,188	6,193	1,543,536
Advances from employees		947,596	301,740	-	4,697	1,254,033
Accrued employee benefits	j	-	193,111	124,668	-	317,779
Payable for property and equipment		-	2,670,838	-	-	2,670,838
Payable for leases		-	1,065,957	-	-	1,065,957
Other payables	k	-	781,813	566,912	-	1,348,725
Total current liabilities		33,236,016				33,846,936

Long term debt, net of current portion		5,543,517	(4,005,877)	-	8,078	1,545,718
Long term tax payable	l	-	-	452,234	-	452,234
Convertible debt, net		-	5,000,000	-	-	5,000,000
Deferred income		-	350,037	-	-	350,037
Total liabilities		38,779,533				41,194,925

Minority interests	m	493,500	-	(275,674)	2,424	220,250

Shareholders’ equity
Ordinary shares		14,133	-	-	-	14,133
Additional paid-in capital	n	9,208,837	(3,549,230)	193,294	18,251	5,871,152
Ordinary share warrants		-	3,525,317	-	-	3,525,317
Statutory reserves		-	1,588,966	-	-	1,588,966
Accumulated other comprehensive income	o	605,261	-	-	168,399	773,660
Retained earnings	p	20,268,793	(1,588,966)	(1,093,984)	37,108	17,622,951
Total shareholders’ equity		30,097,024				29,396,179

Total liabilities and shareholders’ equity		69,370,057				70,811,354

Explanation of the effect of the correction of errors

(a)  Trade receivables, net
Understatement of sales	327,110
Decrease allowance for doubtful accounts	199,717
Increase in trade receivables	526,827

(b)  Inventories, net
Understatement of purchases	82,211
Correction of inventory costing error	195,574
Increase allowance for inventories	(395,880)
Decrease in inventories	(118,095)

(c)  Incorrectly capitalized expenses.

(d)  Other receivables
Increase allowance for doubtful accounts	(51,768)
Overstatement of value added taxes receivable	(8,680)
Decrease in other receivables	(60,448)

(e)  Property and equipment, net
Overstatement of property and equipment costs	(334,750)
Decrease in depreciation charges	17,135
Decrease in property and equipment, net	(317,615)

(f)  Incorrectly capitalized expenses.

(g) Prepaid leases
Understatement of prepaid leases	1,515,667
Increase in amortization of prepaid leases	(68,970)
Increase in prepaid expenses	1,446,697

(h)  Accounts payable and accrued expenses
Understatement of accounts payable	482,335
Under accrual of expenses	121,758
Increase in accounts payable and accrued expenses	604,093

(i) Recognize payable to minority shareholder.

(j) Under accrual of expenses.

(k) Other payables
Understatement of payable for leases	415,585
Under accrual of expenses	151,327
Increase in other payables	566,912

(l)  Recognition of tax liabilities.

(m)  Decrease in minority shareholder’s share in net assets.

(n)  Decrease in minority shareholder’s share in additional paid-in capital.

(o)  Effect of adjustment to exchange rates used to convert RMB to USD from 8.11 year end rate to 8.07 and from 8.15 average rates for the year to 8.18, and exchange effect of correction of errors

(p)  Retained earnings
Correction of inventory costing error	189,210
Under accrual of expenses	(539,220)
Incorrectly capitalized expenses	(126,999)
Decrease allowance for doubtful accounts	149,596
Understatement of sales	52,081
Increase allowance for inventories	(391,294)
Decrease in minority shareholder’s share of retained earnings	64,582
Under provision of tax liabilities	(451,768)
Increase in depreciation charges	(40,172)
Decrease in retained earnings	(1,093,984)

Reconciliation of Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2005

	Note	Previously reported December 31, 2005	Reclassification	Correction of Errors	Effect of exchange rate change (i)	December 31, 2005 (Restated)
		US$	US$	US$	US$	US$

Sales	a	68,023,903	472,403	(41,695)	(257,303)	68,197,308

Cost of goods sold	b	38,715,895	(333,152)	(406,269)	(94,895)	37,881,579

Gross profit		29,308,008				30,315,729

Operating and administrative expenses:
Sales and marketing	c	16,742,578	763,554	196,839	(65,644)	17,637,327
General and administrative	d	2,645,489	(119,234)	189,107	6,627	2,721,989
Total operating expenses		19,388,067				20,359,316

Income from operations		9,919,941				9,956,413

Other income (expenses):
Interest income		-	31,463	-	-	31,463
Interest and finance costs	e	(522,812)	68,138	(4,128)	6,072	(452,730)
Government subsidy-tax refund	f	1,502,127	2,745,332	283,856	(10,513)	4,520,802
Other income (expenses), net		727,749	(746,095)	-	(5,451)	(23,797)
Income before income tax expenses and minority interests		11,627,005				14,032,151

Income tax expenses	g	-	2,123,797	638,635	-	2,762,432
Net income before minority interest		11,627,005				11,269,719

Minority interests	h	2,424	-	42,519	(2,424)	42,519
Net income attributable to ordinary shareholders		11,629,429				11,312,238

Other comprehensive income:
Cumulative currency translation adjustments	i	605,261	-	-	168,399	773,660

Total comprehensive income		12,234,690				12,085,898

Earnings per ordinary share
Basic		$0.83				$0.82
Diluted		$0.74				$0.72

Weighted average ordinary shares outstanding
Basic		13,931,006				13,836,573
Diluted		16,057,073				15,664,772

Explanation of the effect of the correction of errors

(a)  Overstatement of sales.

(b)  Cost of goods sold
Overstatement of cost of goods sold	(225,140)
Correction of inventory costing error	(466,880)
Increase allowance for inventories	336,416
Decrease depreciation expenses	(50,665)
Decrease in cost of goods sold	(406,269)

(c)  Under accrual of expenses.

(d)  General and administrative
Increase allowance for doubtful accounts	(188,686)
Under accrual of expenses	295,685
Incorrectly capitalized expenses	65,803
Recognition of amortization charges on pre-paid leases	37,024
Decrease in depreciation expenses	(20,719)
Decrease in general administrative expenses	189,107

(e)  Under accrual of interest expense.

(f)   Under accrual of income tax refund.

(g)  Under accrual of income tax expenses for the year.

(h)  Increase in minority shareholder’s share of net income.

(i)  Effect of adjustment to exchange rates used to convert RMB to USD from 8.11 year end rate to 8.07 and from 8.15 average rates for the year to 8.18, and exchange effect of correction of errors.

Reconciliation of Consolidated Balance Sheet at December 31, 2006

	Note	Previously reported December 31, 2006	Reclassification	Correction of Errors	Effect of exchange rate change (q)	December 31, 2006 (Restated)
		US$	US$	US$	US$	US$
ASSETS
Current assets:
Cash and cash equivalents		39,473,910	-	-	47,538	39,521,448
Notes and loans receivable		230,179	-	-	295	230,474
Trade receivables, net	a	5,459,760	(39,942)	139,656	6,991	5,566,465
Due from related parties		-	103,416	-	-	103,416
Employee receivable		433,121	(218,971)	-	-	214,150
Advances to suppliers	b	1,301,935	33,135	(153,649)	1,667	1,183,088
Inventories, net	c	13,913,766	-	722,552	20,244	14,656,562
Prepayments and other current assets	d	664,530	(482,776)	100,753	10,596	293,103
Refundable taxes		1,365,214	(490,618)	-	1,748	876,344
Other receivables	e	452,728	1,816,105	(55,967)	1,131	2,213,997
Total current assets		63,295,143				64,859,047

Property and equipment:
Property and equipment, net	f	36,981,569	11,614	(779,715)	(21,934)	36,191,534
Constructions in progress	g	9,433,148	(122,557)	(815,267)	12,540	8,507,864
		46,414,717				44,699,398
Other assets:
Prepaid leases	h	-	-	6,063,250	-	6,063,250
Goodwill	i	1,460,695	-	542,766	-	2,003,461
Total assets		111,170,555				117,625,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Current maturities of long-term debt		5,103,197	(5,007,806)	-	-	95,391
Convertible debt redeemable within one year		-	5,000,0000	-	-	5,000,000
Notes and loans payable		13,122,868	(1,824,994)	-	96,748	11,394,622
Accounts payable and accrued expenses	j	13,263,315	(4,311,872)	2,384,739	15,786	11,351,968
Other taxes payable		-	805,214	-	-	805,214
Advances from customers		2,145,325	(6,522)	-	2,747	2,141,550
Due to related parties		119,911	407,711	-	688	528,310
Advances from employees		735,294	2,317	-	942	738,553
Accrued employee benefits	k	-	334,055	254,987	-	589,042
Payable for property and equipment		-	1,701,715	-	-	1,701,715
Payable for leases	l	-	-	3,984,322	-	3,984,322
Other payables	m	-	1,941,161	793,540	-	2,734,701
Total current liabilities		34,489,910				41,065,388

Long term debt, net of current portion		16,936,654	(15,371,534)	-	(79,233)	1,485,887
Income tax payable	n	-	-	1,005,567	-	1,005,567
Convertible debt, net		-	16,484,129	-	-	16,484,129
Deferred income	o	-	361,690	1,063,488	-	1,425,178
Total liabilities		51,426,564				61,466,149

Shareholders’ equity
Ordinary shares		15,831	-	-	-	15,831
Additional paid-in capital	p	17,834,429	(3,603,107)	(112,007)	960	14,120,275
Ordinary share warrants		-	3,610,835	-	-	3,610,835
Statutory reserves		-	3,053,906	-	-	3,053,906
Accumulated other comprehensive income	q	1,716,657	-	-	1,050,120	2,766,777
Retained earnings	r	40,177,074	(2,968,030)	(3,520,007)	(1,097,654)	32,591,383
Total shareholders’ equity		59,743,991				56,159,007

Total liabilities and shareholders’ equity		111,170,555				117,625,156

Explanation of the effect of the correction of errors

(a)  Trade receivables, net
Understatement of trade receivables	109,230
Decrease allowance for doubtful accounts	30,426
Decrease in trade receivables	139,656

(b) Overstatement of advances to suppliers.

(c)  Inventories, net
Decrease in depreciation charges allocated to cost of inventories	315,133
Understatement of inventories	933,325
Correction of inventory costing error	(378,219)
Increase allowance for inventories	(147,687)
Increase in inventories	722,552

(d)  Correct over charge of prepaid expenses.

(e)  Other receivables
Increase allowance for doubtful accounts	(140,801)
Understatement of value added taxes receivable	84,834
Decrease in other receivables	(55,967)

(f)  Property and equipment, net
Overstatement of property and equipment costs	(661,387)
Increase in depreciation charges	(243,721)
Revaluation increase from minority interest acquisition	125,393
Increase in property and equipment	(779,715)

(g)  Incorrectly capitalized expenses.

(h)  Prepaid leases
Revaluation increase from minority interest acquisition	33,706
Understatement of prepaid leases	6,179,841
Increase amortization charge on prepaid leases	(150,297)
Increase in prepaid leases	6,063,250

(i)  Increase goodwill arising from minority interest acquisition.

(j)  Accounts payable and accrued expenses
Understatement of accounts payable	1,127,336
Under accrual of expenses	1,257,403
Increase in accounts payable and accrued expenses	2,384,739

(k)  Under accrual of expenses.

(l)  Recognition of payable for leases.

(m)  Other payables
Under accrual of expenses	814,120
Overstatement of value added taxes payable	(20,580)
Decrease in other payables	793,540

(n)  Recognition of tax liabilities.

(o)  Recognition of contribution from government for the purchase of a land use right (lease).

(p)  Additional paid-in capital
Write off of expenses incorrectly capitalized	(290,991)
Decrease in minority shareholder’s share	178,984
Decrease in additional paid in capital	(112,007)

(q)  Effect of adjustment to exchange rates used to convert RMB to USD from 7.82 year end rate to 7.81 and from 7.82 average rates for the year to 7.97, and exchange effect of correction of errors.

(r)  Retained earnings
Increase in depreciation charges	(58,706)
Correction of inventory costing error	(366,570)
Increase in amortization charges	(50,610)
Under accrual of expenses	(1,564,187)
Incorrectly capitalized expenses	351,548
Decrease in allowance for doubtful accounts	(105,027)
Loss on extinguishment of debt	(687,578)
Understatement of sales	160,393
Increase allowance for inventories	(152,934)
Decrease in minority shareholder’s share of retained earnings	(43,406)
Under provision of tax liabilities	(1,002,930)
Decrease in retained earnings	(3,520,007)

Reconciliation of Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2006

	Note	Previously reported December 31, 2006	Reclassification	Correction of Errors	Effect of exchange rate change (i)	December 31, 2006 (Restated)
		US$	(US$)	US$	US$	US$

Sales	a	122,799,191	(3,552,620)	(233,218)	(3,931,286)	115,082,067

Cost of goods sold	b	70,221,023	(2,898,126)	52,701	(2,205,745)	65,169,853

Gross profit		52,578,168				49,912,214

Operating and administrative expenses:
Sales and marketing	c	29,397,910	(1,359,077)	1,121,304	(1,093,738)	28,066,399
General and administrative	d	5,484,680	(35,262)	230,015	(89,187)	5,590,246
Total operating expenses		34,882,590				33,656,645

Income from operations		17,695,578				16,255,569

Other income (expenses):
Interest income		-	175,986	-	-	175,986
Interest and finance costs		(1,196,694)	(268,864)	-	(55,298)	(1,520,856)
Loss on extinguishment of debt	e	-	-	(687,578)	-	(687,578)
Government subsidy-tax refund	f	3,344,635	3,722,845	487,276	(62,948)	7,491,808
Other income (expenses), net		64,762	(550,800)	11,814	38,906	(435,318)
Income before income tax expenses and minority interests		19,908,281				21,279,611

Income tax expenses	g	-	3,819,013	1,038,548	-	4,857,561
Net income before minority interest		19,908,281				16,422,050
Minority interests	h	-	-	11,322	-	11,322
Net income attributable to ordinary shareholders		19,908,281				16,433,372

Other comprehensive income:
Cumulative currency translation adjustments	i	1,111,395	-	-	881,722	1,993,117

Total comprehensive income		21,019,676				18,426,489

Earnings per ordinary share
Basic		$1.35				$1.11
Diluted		$1.14				$0.98

Weighted average ordinary shares outstanding
Basic		14,755,576				14,745,930
Diluted		18,056,143				17,651,712

Explanation of the effect of the correction of errors

(a)  Overstatement of sales.

(b)  Cost of goods sold
Overstatement of cost of goods sold	(233,731)
Correction of inventory costing error	688,520
Decrease allowance for inventories	(294,854)
Decrease in depreciation expenses	(107,234)
Decrease in cost of goods sold	52,701

(c)  Under accrual of expenses.

(d)  General and administrative
Increase allowance for doubtful accounts	261,072
Under accrual of expenses	315,825
Incorrectly capitalized expenses	(397,825)
Recognition of unrecorded amortization charges on prepaid leases	77,112
Under allocation of depreciation charges	(26,169)
Increase in general administrative expenses	230,015

(e)  Recognition of loss from debt restructures.

(f)  Under accrual of income tax refund.

(g)  Under accrual of income tax expenses.

(h)  Recognize minority shareholder’s share of net income.

(i)  Effect of adjustment to exchange rates used to convert RMB to USD from 7.82 year end rate to 7.81 and from 7.82 average rates for the year to 7.97, and exchange effect of correction of errors.

AMERICAN DAIRY, INC.
SCHEDULE I – CONDENSED INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS

	December 31, 2007	December 31, 2006	December 31, 2005
	US$	US$	US$
		(Restated)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	176,530	2,220,690	205,917
Other receivables	161,564	1,567	1,567
Due from related parties	77,869,848	31,186,545	14,449,097
Prepayments and other assets	217,651	20,250	22,500
Total current assets	78,425,593	33,429,052	14,679,081

Investment in subsidiaries, reported on equity method	128,917,341	61,075,803	22,419,880
Deferred charges, net	3,328,140	-	-
Total assets	210,671,074	94,504,855	37,098,961

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable and accrued expenses	2,961,846	1,744,380	362,153
Due to related parties	-	-	301,823
Payable to subsidiaries	33,039,866	18,071,651	-
Convertible debt redeemable within one year	-	5,000,000	3,000,000
Total current liabilities	36,001,712	24,816,031	3,663,976
Tax payable	12,505	100	100
Convertible debt, net	55,237,771	16,484,128	5,000,000
Derivative	50,019,300	-	-
Total liabilities	141,271,288	41,300,259	8,664,076

Shareholders’ equity

Ordinary shares (US$0.001 par value, 50,000,000 shares authorized, 16,961,768, 15,831,820 and 14,132,824 issued and outstanding as of December 31, 2007, 2006 and 2005, respectively)	16,961	15,831	14,133
Additional paid-in capital	22,441,699	13,932,641	5,683,518
Ordinary share warrants	3,011,444	3,610,835	3,525,317
Retained earnings	43,929,682	35,645,289	19,211,917
Total shareholders’ equity	69,399,786	53,204,596	28,434,885

Total liabilities and shareholders’ equity	210,671,074	94,504,855	37,098,961

AMERICAN DAIRY, INC.
SCHEDULE I – CONDENSED INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS

	For the years ended December 31
	2007	2006	2005
	US$	US$	US$
		(Restated)	(Restated)

Net revenues	-	-	-
Operating and other administrative expenses:
General and administrative expenses	(8,988,245)	(2,363,839)	(1,478,799)
Expenses from operations	(8,988,245)	(2,363,839)	(1,478,799)

Other income (expenses):
Equity in earnings of unconsolidated subsidiaries	29,776,162	19,770,278	13,111,380
Other income (expenses), net	-	780	(21,000)
Amortization of deferred charges	(369,794)	-	-
Registration rights penalty	(2,540,000)	-	-
Gain on derivatives	3,279,031	-	-
Interest and financial costs	(12,860,256)	(973,747)	(299,243)
	17,285,143	18,797,311	12,791,137
Income before income tax	8,296,898	16,433,472	11,312,338
Income tax expense	12,505	100	100
Net income	8,284,393	16,433,372	11,312,238

AMERICAN DAIRY, INC.
SCHEDULE I – CONDENSED INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary shares
	(US$0.001 par value)		Additional	Ordinary	Retained	Total
	Number of	Par	Paid-in	Share	Earnings	Shareholders’
	Shares	Value	Capital	Warrants		Equity
		US$	US$	US$	US$	US$

Balance as of January 1, 2005 (Restated)	13,556,354	13,556	3,399,687	4,119,485	7,899,679	15,432,407
Warrant exercise	428,570	429	1,343,739	(594,168)	-	750,000
Shares issued for services	147,900	148	940,092	-	-	940,240
Net income	-	-	-	-	11,312,238	11,312,238
Balance as of December 31, 2005(Restated)	14,132,824	14,133	5,683,518	3,525,317	19,211,917	28,434,885
Warrant exercise	1,196,251	1,196	3,792,001	(1,786,341)	-	2,006,856
Shares issued for services	103,370	103	1,262,521	-	-	1,262,624
Shares issued for notes conversion	399,375	399	3,194,601	-	-	3,195,000
Warrant issued with convertible notes	-	-	-	1,871,859	-	1,871,859
Net income	-	-	-	-	16,433,372	16,433,372
Balance as of December 31, 2006 (Restated)	15,831,820	15,831	13,932,641	3,610,835	35,645,289	53,204,596
Warrant exercise	505,698	506	1,698,932	(599,391)	-	1,100,047
Shares issued for services	49,250	49	1,060,701	-	-	1,060,750
Shares issued for notes conversion	575,000	575	5,749,425	-	-	5,750,000
Net income	-	-	-	-	8,284,393	8,284,393
Balance as of December 31, 2007	16,961,768	16,961	22,441,699	3,011,444	43,929,682	69,399,786

AMERICAN DAIRY, INC.
SCHEDULE I – CONDENSED INFORMATION OF REGISTRANT
CONDENSED CASH FLOW STATEMENT

	For the years ended December 31
	2007	2006	2005
	US$	US$	US$
		(Restated)	(Restated)
Cash flows from operating activities:
Net income	8,284,393	16,433,372	11,312,238
Adjustments to reconcile net income to operating activities:
Provision for losses on receivable	4,000,000	-	-
Compensation expenses for stock issued	1,060,750	1,262,623	940,240
Equity in earnings of unconsolidated subsidiaries	(49,776,337)	(38,655,921)	(13,111,381)
Interest expense from accrual of guaranteed redemption value	8,151,867	-	-
Interest expense from amortization of note discounts	3,900,106	155,988	-
Gain on derivatives	(3,279,031)	-	-
Amortization of convertible debt issuance costs	369,794	-	-
Changes in assets and liabilities
Increase in due from subsidiaries	(46,683,303)	(16,737,448)	(7,905,429)
(Increase) decrease in prepayments and other receivables	(357,400)	2,250	(22,500)
Increase in accounts payable and other payables	1,967,467	1,577,226	224,002
Decrease in due to related parties	(40,783)	-	(232,946)
Increase in tax payable	12,405	-	100
(Decrease) Increase in payable to subsidiaries	15,008,999	17,769,827	240,800
Net cash used in operating activities	(57,381,073)	(18,192,083)	(8,554,876)

Cash flows from investing activities:
Increase in long term notes receivable	(4,000,000)	-	-
Cash paid for investment in subsidiaries	(18,065,200)	-	-
Net cash used in investing activities	(22,065,200)	-	-

Cash flows from financing activities:
Proceeds from convertible debt, net of issuance costs	76,302,066	18,200,000	8,000,000
Warrant exercise	1,100,047	2,006,856	750,000
Net cash provided by financing activities	77,402,113	20,206,856	8,750,000

Net (decrease) increase in cash and cash equivalents	(2,044,160)	2,014,773	195,124
Cash and cash equivalents, beginning of year	2,220,690	205,917	10,793
Cash and cash equivalents, end of year	176,530	2,220,690	205,917

Supplemental disclosure of cash flow information:
Cash paid during the year for liquidating damages	(1,820,000)	-	-
Interest paid during the year	(715,520)	(469,493)	(177,723)

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt to ordinary shares	5,750,000	3,195,000	-
Cashless warrant exercise - 478,454 shares	-	478	-
Non-cash asset contribution	-	-	8,647

AMERICAN DAIRY, INC.
SCHEDULE I – CONDENSED INFORMATION OF REGISTRANT
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The condensed financial statements of parent company only financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in connection with the consolidated financial statement notes.

The financial statements of the Company at and for the years ended December 31, 2006 and 2005 were re-audited as disclosed in the consolidated financial statements.  Certain corrections of errors indicated in the notes to the consolidated financial statements also changed amounts currently presented in these restated condensed financial statements for those years.

2.  INVESTMENT IN SUBSIDIARIES

American Dairy, Inc. and its subsidiaries are included in the consolidated financial statements where the inter-company balances and transactions are eliminated upon consolidation.  For the purpose of American Dairy, Inc.’s parent only (Registrant) financial statements, its investment in subsidiaries are reported using the equity method of accounting.  American Dairy, Inc.’s share of income and losses from its subsidiaries is reported as equity in earnings of unconsolidated subsidiaries in the accompanying condensed financial information of the parent company.

3.  CONVERTIBLE DEBT, NET

Convertible debt consisted of the following as of December 31, 2007, 2006, and 2005:

	2007	2006	2005
	US$	US$	US$
Series A Convertible Note		-	3,000,000

Series B Convertible Note		5,000,000	5,000,000

7.75% Convertible Notes due 2009, net of discount of $1,091,919 and $1,715,871 at December 31, 2007 and 2006, respectively	17,108,081	16,484,129	-

1.00% Guaranteed Senior Secured Convertible, including guaranteed redemption accrual of $8,151,867 and note discount of $50,022,177	38,129,690	-	-
	55,237,771	21,484,129	8,000,000
Less: current portion	-	(5,000,000)	(3,000,000)
	55,237,771	16,484,129	5,000,000

(1)                Series A Convertible Notes

On April 27, 2005, the Company issued a 6.50% Series A Convertible Note due 2006 (the “Series A Note”) in the principal amount of $3,000,000.  The Series A Note accrued interest at 6.50% per annum, matured on April 25, 2006, and was convertible into ordinary shares at an initial conversion price of $8.00 per share subject to adjustments for stock splits, dividends, reorganization and similar events.  The Series A Note was issued to Pike Capital Partners L.P.  In April 2006, the $3,000,000 principal amount plus $195,000 in accrued and unpaid interest was converted in accordance with the terms of the Series A Note into 399,375 shares of ordinary shares, which were allocated between Pike Capital Partners L.P. and its affiliate Pike Capital Partners (QP) LP (collectively, the “Pike Entities”).  During the fiscal years ended December 31, 2007 and 2006, the Pike Entities beneficially owned in excess of 5% of the Company’s issued and outstanding ordinary shares.

(2)                Series B Convertible Notes

On June 30, 2005 and August 14, 2005, the Company issued two 7.50% Series B Convertible Notes due 2007 (the “Series B Notes”) in the aggregate principal amount of $5,000,000.  The Series B Notes accrued interest at 7.50% per annum, matured one year from their dates of issuance, and were convertible into ordinary shares at an initial conversion price of $10.00 per share subject to adjustments for stock splits, dividends, reorganization and similar events.  The Series B Notes were issued to Pike Capital Partners L.P.  In July and August 2007, the $5,000,000 principal amount plus $750,000 in accrued and unpaid interest was converted in accordance with the terms of the Series B Notes into 575,000 shares of ordinary shares, which were allocated between the Pike Entities.  During the fiscal years ended December 31, 2007 and 2006, the Pike Entities beneficially owned in excess of 5% of the Company’s issued and outstanding ordinary shares.

(3)                7.75% Convertible Notes Due 2009

On October 3, 2006, pursuant to a subscription agreement, the Company issued an aggregate principal amount of $18,200,000 in 7.75% Convertible Notes due 2009 (the “2009 Notes”) and warrants to purchase up to an aggregate of 251,000 shares of Common Stock (the “Warrants”).  The value of the warrants of $1,871,859 was recorded as a discount to the value of the 2009 Notes and will be amortized to interest expense over the term of the 2009 Notes.

The 2009 Notes mature on October 2, 2009, accrue interest at an annual rate of 7.75% compounded annually and are convertible into shares of ordinary shares at maturity, and contain customary representations, warranties, and events of default, including failure to pay amounts due under the 2009 Notes, failure to comply with certain covenants, and the occurrence of certain insolvency events.  The principal and accrued and unpaid interest due under the 2009 Notes may be converted at the option of the holder into shares of ordinary shares at an initial conversion price of $14.50 per share.  The conversion price is subject to adjustments for dividends, subdivisions, combinations, and other events.  Subject to the same adjustments, the Warrants permit the holders to acquire, at any time prior to October 2, 2012, an aggregate of approximately 251,000 shares of ordinary shares at an initial exercise price of $14.50 per share.  As of December 31, 2007, the conversion price of the 2009 Notes and the exercise price for the Warrants were $14.50 per share.

The subscription agreement contains customary representations, warranties, indemnities and covenants, including covenants by the Company to maintain its securities exchange listing and to comply with its reporting and filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The subscription agreement also grants holders of the 2009 Notes a right of first refusal to purchase an aggregate amount of up to 25.00% of any securities the Company may propose to sell.

In connection with the issuance of the 2009 Notes, the Company entered into a registration rights agreement pursuant to which the Company agreed to file, by January 3, 2007, a registration statement covering the resale of the shares of ordinary share issuable upon conversion of the 2009 Notes and upon exercise of the Warrants.  The Company also agreed to register, on one occasion and prior to October 3, 2011, shares issued on conversion of interest payable on the 2009 Notes if such shares have not been included in a prior registration statement.  If the Company fails to meet these registration obligations, or if the SEC does not declare such registration statements effective within 120 days of the filing thereof, the Company agreed to pay an additional amount equal to 2.00% of the principal amount of each holder’s 2009 Notes per month, payable monthly in cash or, at the option of the holder, ordinary shares at the then-applicable conversion price per share (the “2% Payment”).  The registration rights agreement also grants piggy-back, demand and S-3 registration rights to the holders of shares of ordinary share issuable upon conversion of the 2009 Notes.  The Company was not in compliance with the requirement under the registration rights agreement to file a registration statement by January 3, 2007 and to cause it to become effective within 120 days.  As all of the holders of the 2009 Notes have waived the 2% Payment for the periods in 2007 prior to May 3 and after September 30, the Company has made the 2% Payment for the period from May 3, 2007 through September 30, 2007, equal to $1,820,000, which has been charged to earnings for the year ended December 31, 2007.

In addition, the Company has accrued an additional $720,000 amount at December 31, 2007 for a portion of the value of the subsequent settlement of a liability under its registration rights agreement.

In November 2008, the Company restructured the 2009 Notes and related agreements.

(4)                1.00% Guaranteed Senior Secured Convertible Notes Due 2012

On June 1, 2007 and June 27, 2007, pursuant to a notes purchase agreement and related agreements, the Company issued an aggregate principal amount of $60,000,000 and $20,000,000, respectively, in 1% Guaranteed Senior Secured Convertible Notes due 2012 (the “2012 Notes”).  The 2012 Notes accrue interest at an annual rate of 1.00%, payable in cash on June 1 and December 1 of each year, and mature on the five-year anniversary of their issuance.  The 2012 Notes have been guaranteed by certain of the Company’s subsidiaries and secured by a pledge of all of the Company’s equity interest in AFC and a pledge of 2,664,340 shares of ordinary share held by Leng You-Bin, the Chairman, Chief Executive Officer, President, and General Manager of the Company.  Costs of $3,697,934 associated with the 2012 Notes were capitalized as a deferred charge and are shown as an other asset as of December 31, 2007.  These costs will be amortized over the term of the 2012 Notes.  Amortization of $369,794 was charged to expense during the year ended December 31, 2007.

The principal amount of the 2012 Notes is convertible into ordinary share at the option of the holder at an initial conversion price of $24.00 per share.  The conversion price is subject to adjustments for dividends, subdivisions, issuances of ordinary shares or warrants below current market prices, and other events.  The conversion price is also subject to a semi-annual reset based on the volume-weighted 30-day average trading price of the ordinary share.  Any contingent beneficial conversion feature associated with a conversion price reset will be recognized in the period in which the contingency is resolved.  If not previously converted, upon maturity the Company must redeem the 2012 Notes at a price equal to $228,776 per each $100,000.00 in principal amount of 2012 Notes.  As of December 31, 2007, the Company has accrued $8,151,867 of the additional redemption amount related to the Notes.

The notes purchase agreement contains representations, warranties, indemnities and covenants, including covenants by the Company and controlling shareholders to use best efforts to effect a qualifying initial public offering by December 1, 2008, to provide certain additional security for the 2012 Notes, to file timely all required reports under the Exchange Act, and not to take certain other actions regarding any potential acquisition of equity securities of the Company or any tender offer, exchange offer, merger, consolidation, or sale of all or substantially of the Company’s assets.

The indentures under which the 2012 Notes were issued contain covenants restricting the Company’s operations, including restrictions on its use and maintenance of its properties, incurrence of indebtedness, declaration or payment of dividends or other distributions, repurchase of capital stock or subordinated obligations, making investments, incurrence of liens, sale of assets, use of proceeds from the sale of the 2012 Notes, and engaging in business unrelated to dairy and related food products.  The indentures also require the Company to maintain tangible net worth ratios, to complete a qualifying initial public offering of Common Stock by December 1, 2008, to repurchase some or all of its 2012 Notes from electing holders upon certain asset sales, upon certain change of control transactions or if the ordinary share ceases to trade on a qualifying U.S. stock exchange, and to file reports under the Exchange Act with the SEC.  In addition, the outstanding 2012 Notes will accrue additional interest at an annual rate of 5% if a qualifying initial public offering has not occurred by December 1, 2008.  The Company will also be obligated to pay an additional amount equal to 3.0% of the principal amount of the outstanding 2012 Notes if a qualifying initial public offering has not occurred by December 1, 2008 and an additional amount equal to 1.0% of the principal amount of the outstanding 2012 Notes if the Company fails to retain a qualified auditor at any time after May 1, 2008.  The indentures also contain customary events of default, including any failure to pay any interest, principal, or premium on the 2012 Notes, failure to comply with certain covenants, the occurrence of certain insolvency events, defaults under or failure to pay when due any other indebtedness exceeding $2,000,000, and certain events regarding the security interests.

In connection with the issuance of the 2012 Notes, the Company entered into a registration rights agreement and an investor rights agreement with holders of the 2012 Notes.  The registration rights agreement requires the Company to file certain registration statements and provides that the Company’s failure to do so will result in additional interest accruing at an annual rate of 0.25% for the first 90 days and thereafter at an annual rate of 0.50% (the “Registration Rights Penalty”).

Pursuant to the investor rights agreement, the Company granted Citadel Equity Fund Ltd, one of the holders of the 2012 Notes, a right of first refusal to purchase any securities the Company may propose to issue or sell until June 1, 2012. During the fiscal year ended December 31, 2007, Citadel beneficially owned in excess of 5% of the Company’s issued and outstanding ordinary share.

At the date of issuance of the 2012 Notes, the Company determined that the convertible note instrument contained embedded derivatives. The fair value of the embedded derivatives was determined to be $53,298,331 and is recorded as a derivative liability at inception. That amount is being accreted through charges to the statements of operations and comprehensive income using the effective interest method over the period of the 2012 Note obligations. At December 31, 2007, the fair value of the derivatives was $50,019,300. The reduction in the fair value was also recorded in the statements of operations and comprehensive income as gain on derivatives during the year ended December 31, 2007.

In November 2008, the Company restructured the 2012 Notes and related agreements.

Principal payments due by year for the next five years on these notes are as follows:

Year ended December 31	Future repayments
US$
2008	-
2009	18,200,000
2010	-
2011	-
2012	88,151,867
106,351,867
Less discount	(51,114,096)
55,237,771