Form 10-K/A
period 2007-12-31
AMERICAN DAIRY INC
filed 2009-04-14
CIK 789868

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

As of March 15, 2009, 17,253,907 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “we,” “us” and “our” refer to American Dairy, Inc. and its consolidated subsidiaries.

ii

EXPLANATORY NOTE TO AMENDMENT NO. 1

On March 31, 2009, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or the Original Form 10-K.  Paragraph 4(b) of the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, or the 302 Certifications, furnished as Exhibits 31.1 and 31.2 to the Original Form 10-K, was inadvertently omitted from the Original Form 10-K, so we are filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to include complete 302 Certifications as Exhibits 31.1 and 31.2 hereto.

In addition, we are filing new certifications by our principal executive officer and our principal financial officer as Exhibit 32 to this Amendment under Item 15 of Part IV hereof, and we have revised Item 15 of Part IV hereof to disclose that Exhibit 21.1 was filed with the Original Form 10-K and incorporated by reference into this Amendment from the Original Form 10-K.  Except for the amended 302 Certifications and other changes contained in this Amendment that are noted in the preceding sentence, this Amendment continues to speak as of the date of the Original Form 10-K, does not reflect any subsequent information or events, and does not modify, amend or update in any way the financial statements or any other item or disclosure in the Original Form 10-K.

All references in this Amendment to this Annual Report on Form 10-K or to this Annual Report refer to the text of the Original Form 10-K which has been included in this Amendment.

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
Notes to the Consolidated Financial Statements

Exhibits
The following exhibits are filed as a part of this Annual Report.

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
2	Stock Exchange Agreement, dated as of January 15, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc.		8-K	2.1	000-27351	1/21/03
2.1	Amendment to Stock Exchange Agreement, dated as of March 5, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc		8-K/A	2.2	000-27351	3/5/03
3.1	Articles of Incorporation		10-SB	1	000-27351	9/16/99
3.2	Amendment to Articles of Incorporation		10-KSB/A	3.2	000-27351	5/25/04
3.3	Bylaws		10-SB	2	000-27351	9/16/99
4.1	Private Placement Memorandum, together with subscription documents, dated as of June 30, 2003		S-1/A	4.1	333-128075	10/6/06
4.2	Private Placement Memorandum, together with subscription documents, dated as of April 26, 2004		S-1/A	4.2	333-128075	10/6/06
4.3	Private Placement Memorandum, together with subscription documents, dated as of June 30, 2004		S-1/A	4.3	333-128075	10/6/06
4.4	Series A Convertible Note, maturity date April 26, 2006		10-QSB	10.1	001-32473	8/15/05
4.5	Series B Convertible Note, maturity date June 30, 2007		10-QSB	10.2	001-32473	8/15/05
4.6	Series B Convertible Note, maturity date August 13, 2007		10-Q	10.5	001-32473	11/14/05
4.7	Form of 7.75% Convertible Note		8-K/A	4.1	001-32473	10/6/06
4.8	Form of Common Stock Purchase Warrant		8-K/A	4.2	001-32473	10/6/06
10.1	Consulting Agreement, dated as of March 28, 2003, by and between the registrant and Danbury Properties, L.L.C.		10-KSB	10.3	000-27351	4/05/04
10.2	Stock Purchase Agreement, dated as of March 28, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc		10-KSB	10.4	000-27351	4/15/04
10.3	Joint Venture Agreement to organize Beijing Feihe		10-QSB	10.1	000-27351	5/17/04
10.4	2003 Stock Incentive Plan		S-8	10	333-123932	4/7/05
10.5	Asset Purchase Agreement, dated as of May 20, 2005, by and between the registrant and Nutricia Nutritionals Col, Ltd.		8-K	10.1	001-32473	5/26/05

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.6	RMB Loan Contract, dated as of June 24th, 2005, by and between Feihe Dairy and Qiqihaer Branch of China Construction Bank Co., Ltd.		S-1/A	10.9	333-128075	7/19/06
10.7	Construction Contract by and between Shanxi Feihe and Changzhi subsidiary company of Henan Construction Project Company		S-1/A	10.10	333-128075	7/19/06
10.8	Form of Subscription Agreement, dated as of October 3, 2006, by and between the registrant and investors listed therein		8-K/A	10.1	333-128075	10/6/06
10.9	Form of Registration Rights Agreement, dated as of October 3, 2006, by and between the registrant and investors listed therein		8-K/A	10.2	333-128075	10/6/06
10.10	Loan Contract of Current Capital, by and between Heilong Jiang Flying Crane Dairy Co., Ltd and Kedong County branch of Agricultural Development Bank of China		S-1/A	10.13	333-128075	12/6/06
10.11	RMB Loan Contract, by and between Feihe Dairy and Qiqihaer Branch of China Construction Bank Co., Ltd.		S-1/A	10.11	333-128075	12/6/06
10.12	RMB Loan Contract, by and between Feihe Dairy and Qiqihaer Branch of China Construction Bank Co., Ltd.		S-1/A	10.12	333-128075	12/6/06
10.13	Form of Dairy Contract		S-1/A	10.14	333-128075	12/6/06
10.14	Product Purchase and Sale Contract, dated as of December 26, 2005, by and between Feihe Dairy and Changxing Dairy		S-1/A	10.14	333-128075	3/19/07
10.15	Product Purchase and Sale Contract, dated as of April 26, 2004, by and between Feihe Dairy and Changxing Dairy		S-1/A	10.15	333-128075	3/19/07
10.16	Share Transference Agreement, dated as of July 1, 2006, by and between the registrant and Shanxi Li Santai Science and Technology Co., Ltd.		S-1/A	10.16	333-128075	4/17/07
10.17	Amended and Restated Notes Purchase Agreement, dated as of June 1, 2007, by and among the registrant, Leng You-Bin, Liu Hua and Citadel Equity Fund		8-K	10.1	001-32473	6/4/07
10.18	Indenture, dated as of June 1, 2007, by and between the registrant and The Bank of New York.		8-K	10.2	001-32473	6/4/07
10.19	Form of Note (attached as exhibit to the Indenture filed as Exhibit 10.19)		8-K	10.2	001-32473	6/4/07
10.20	Registration Rights Agreement		8-K	10.3	001-32473	6/4/07
10.21	Investor Rights Agreement		8-K	10.4	001-32473	6/4/07
10.22	Share Pledge Agreement		8-K	10.5	001-32473	6/4/07
10.23	Indenture, dated as of June 27, 2007, by and among the registrant, the holders listed therein and The Bank of New York		S-1/A	10.25	333-128075	6/28/07
10.24	Form of 1% Guaranteed Senior Secured Convertible Note (attached as an exhibit to the Indenture filed as exhibit 10.25)		S-1/A	10.25	333-128075	6/28/07
10.25	Form of Accession Letter		S-1/A	10.26	333-128075	6/28/07
10.26	Form of Non-Competition Agreement, by and between the registrant and each of Mr. Leng You-Bin and Roger Liu		S-1/A	10.27	333-128075	6/28/07
10.27	Joinder Agreement		S-1/A	10.28	333-128075	6/28/07
10.28	Loan Agreement, dated as of June 27, 2007, by and between the registrant and Moveup		10-Q/A	10.1	001-32473	8/22/07
10.29	Equity Purchase Agreement, dated as of August 2, 2007, by and among Moveup, Hunan Mulin Modern Food Company, Ltd., Australia Ausnutria Dairy Pty., Chen Yuanrong and Ausnutria		10-Q/A	10.2	001-32473	8/22/07

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.30	Share Subscription Agreement, dated as of August 12, 2007, by and between Moveup and Ausnutria		10-Q/A	10.3	001-32473	8/22/07
10.31	Share Subscription Agreement, by and between the registrant and Ausnutria		10-Q/A	10.4	001-32473	8/22/07
10.32	Equity Purchase Agreement, dated as of October 25, 2007, by and among Moveup, Hunan Mulin Modern Food Company, Ltd Chen Yuanrong and Ausnutria		8-K	10.1	001-32473	10/31/07
10.33	Employment Agreement, dated as of April 15, 2008 by and between the registrant and Jonathan H. Chou		8-K	10.1	001-32473	4/18/08
10.34	Supplemental Indenture, dated as of November 12, 2008, by and between the registrant and The Bank of New York Mellon, as Trustee, as amended		8-K/A	10.1	001-32473	11/21/08
10.35	Agreement Regarding 2009 Notes, dated as of November 12, 2008, by and among the registrant, Leng You-Bin and the investors named therein		8-K/A	10.2	001-32473	11/21/08
10.36	Share Pledge Agreement, dated as of November 12, 2008, by and among the registrant, Leng You-Bin and The Bank of New York, Mellon, as collateral agent		8-K/A	10.3	001-32473	11/21/08
10.37	First Amendment to Registration Rights Agreement, dated as of November 12, 2008, by and between the registrant and the investors named therein.		8-K/A	10.4	001-32473	11/21/08
10.38	Waiver Letter to Registration Rights Agreement, dated as of November 12, 2008, by and between the registrant and the investors named therein		8-K/A	10.5	001-32473	11/21/08
10.39	Form of Amended and Restated 7.75% Convertible Note due October 2, 2009		8-K/A	10.6	001-32473	11/21/08
10.40	Form of Amended and Restated Common Stock Purchase Warrant		8-K/A	10.7	001-32473	11/21/08
14.1	Code of Business Conduct and Ethics		10-KSB	14	000-27351	3/31/05
14.2	Amended and Restated Code of Business Conduct and Ethics		8-K	14	001-32473	5/12/08
16.1	Letter of HJ & Associates, L.L.C. regarding change in certifying accountant		8-K	16	000-27351	8/6/03
16.2	Letter of Weinberg & Company, regarding change in certifying accountant		8-K	16	000-27351	11/17/03
16.3	Letter of Murrell, Hall, McIntosh & Co., PLLP, regarding change in certifying accountant		8-K	16.1	001-32473	12/13/07
21.1	Subsidiaries of the registrant		10-K	21.1	001-32473	3/31/09
23.1	Consent of Grant Thornton	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2009	AMERICAN DAIRY, INC.

	By:	/s/ Leng You-Bin
Leng You-Bin, Chief Executive
Officer and President (Principal Executive Officer)

	By:	/s/ Jonathan H. Chou
Jonathan H. Chou, Chief Financial Officer
(Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leng You-Bin as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all Amendments hereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leng You-Bin	April 14, 2009
Leng You-Bin, Director, Chief Executive
Officer and President (Principal Executive Officer)

/s/ Liu Hua	April 14, 2009
Liu Hua, Director, Vice Chairman, Secretary and Treasurer

/s/ Liu Sheng-Hui	April 14, 2009
Liu Sheng-Hui, Director

/s/ Hui-Lan Lee	April 14, 2009
Hui-Lan Lee, Director

/s/ Kirk Downing	April 14, 2009
Kirk Downing, Director

/s/ James Lewis	April 14, 2009
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