Form 10-Q
period 2008-03-31
AMERICAN DAIRY INC
filed 2009-04-15
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32473

American Dairy, Inc.
(Exact name of registrant as specified in its charter)

Utah	90-0208758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Star City International Building, 10 Jiuquianxiao Road, C-16th Floor
Chaoyang District, Beijing, China, 100016
(Address of principal executive offices, including zip code)

1 (626) 757-8885
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares outstanding of the registrant’s common stock as of March 31, 2009 was 17,253,907.

AMERICAN DAIRY, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

 TABLE OF CONTENTS

EXPLANATORY NOTE

We were unable to timely file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.  In December 2007, we dismissed Murrell, Hall, McIntosh & Co. PLLP, or MHM, as our independent registered public accountant following notification of an informal SEC investigation related to individuals and entities that provided accounting or certain advisory services to us, including MHM and Henny Wee & Co.  We believe that the primary focus of the investigation is not related to our business or management, but rather to the independence of MHM and Henny Wee & Co.  In April 2008, we filed a lawsuit against MHM in the United States District Court for the Western District of Oklahoma alleging that MHM breached its duties of due care and professional competence when serving as our independent registered public accountant.  In January 2008, we engaged Grant Thornton, the Hong Kong member firm of Grant Thornton International Ltd., as our new independent registered public accountants.  In addition, we initiated a voluntary re-audit of certain historical financial statements.  During the course of the re-audit, we identified items that require reclassification and errors that require correction in certain financial statement line items in our previously filed financial statements.

This Quarterly Report contains our unaudited financial statements for the quarter ended March 31, 2008, including unaudited financial data derived from management accounts for the quarters ended March 31, 2008 and 2007.  The unaudited financial data for 2007 has been revised from previously reported information to reflect the reclassification of certain items and the correction of certain errors.  See “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements, including the notes thereto, for further information.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2008	December 31, 2007
	US$	US$
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	11,197,721	11,181,484
Time deposit	-	8,214,002
Notes and loans receivable, net	4,260,303	1,285,382
Trade receivables, net of allowance of $682,861 and $670,113, respectively	6,354,281	4,518,647
Due from related parties	379,967	115,477
Employee receivable	429,047	105,662
Advances to suppliers	38,726,597	29,166,883
Inventories, net of allowance of $352,638 and $744,067, respectively	31,063,273	24,696,034
Prepayments and other current assets	207,525	2,567,262
Refundable taxes	1,700,050	143,703
Deposit for land use right	7,166,305	6,889,251
Other receivables	3,037,834	3,960,921
Total current assets	104,522,903	92,844,708

Investments:
Investment in mutual funds – available for sale	131,889	171,125
Investment at cost	256,329	246,420
	388,218	417,545
Property and equipment:
Property and equipment, net	52,875,589	52,279,811
Construction in progress	36,854,989	33,009,992
	89,730,578	85,289,803
Biological assets:
Immature biological assets	4,995,372	-

Other assets:
Deferred tax assets	53,629	-
Deposit for equity investment	30,830,794	28,269,857
Long term notes and loans receivable, net of allowance of $4,000,000 and $4,000,000, respectively	-	1,368,999
Prepaid leases	21,698,717	20,967,898
Goodwill	2,228,223	2,142,079
Deferred charges, net	3,143,243	3,328,140
Total assets	257,591,677	234,629,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Current maturities of long term debt	1,523,027	1,464,145
Notes and loans payable	8,854,775	8,512,446
Accounts payable	16,901,672	9,970,688
Accrued expenses	7,727,462	5,830,658
Income taxes payable	1,629,487	238,745
Advances from customers	6,833,782	4,970,342
Due to related parties	444,715	401,560
Advances from employees	637,962	574,579
Accrued employee benefits	1,451,277	1,088,600
Other payable	7,916,698	10,436,929
Total current liabilities	53,920,857	43,488,692

Long term debt, net of current portion	1,348,521	382,465
Long term tax payable	1,937,670	1,714,429
Convertible debt, net	60,582,749	55,237,771
Derivatives	41,018,514	50,019,300
Deferred income	1,568,303	1,580,508
Total liabilities	160,376,614	152,423,165

Minority interests	550,156	536,977

Shareholders' equity
Ordinary shares (US$0.001 par value, 50,000,000 shares authorized; 16,964,768 and 16,961,768 issued and outstanding as of March 31, 2008 and 2007, respectively)	16,964	16,961
Additional paid-in capital	22,644,076	22,629,333
Ordinary share warrants	3,003,448	3,011,444
Statutory reserves	6,040,382	6,040,382
Accumulated other comprehensive income	19,799,232	12,081,467
Retained earnings	45,160,805	37,889,300
Total shareholders' equity	96,664,907	81,668,887

Total liabilities and shareholders' equity	257,591,677	234,629,029

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended March 31,
	2008	2007
	US$	US$
	(unaudited)	(restated and unaudited)

Sales	41,437,922	36,372,358

Cost of goods sold	26,288,842	16,901,127

Gross profit	15,149,080	19,471,231

Operating and administrative expenses:
Sales and marketing	8,167,578	9,660,075
General and administrative	1,854,554	2,727,304
Total operating expenses	10,022,132	12,387,379

Income from operations	5,126,948	7,083,852

Other income (expenses):
Interest income	40,996	30,270
Interest and finance costs	(5,276,763)	(570,496)
Amortization of deferred charges	(184,897)	-
Registration rights penalty	(720,325)	-
Gain on derivatives	9,000,786	-
Government subsidy-tax refund	560,792	1,399,733
Other income, net	509,223	29,436
Income before income tax expenses and minority interests	9,056,760	7,972,795

Income tax expenses	1,772,076	1,463,329
Net income before minority interests	7,284,684	6,509,466

Minority interests	(13,179)	-
Net income attributable to ordinary shareholders	7,271,505	6,509,466

Other comprehensive income:
Cumulative currency translation adjustments	7,763,882	817,754
Change in fair value of available for sale investments	(46,117)	-

Total comprehensive income	14,989,270	7,327,220

Earnings per ordinary share
Basic	$0.43	$0.41
Diluted	$0.41	$0.37

Weighted average ordinary shares outstanding
Basic	16,962,823	15,858,906
Diluted	17,588,852	18,976,203

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Ordinary shares					Accumulated
	(US$0.001 par value)		Additional	Ordinary	Statutory	Other	Retained	Total
	Number of	Par	Paid-in	Share	Reserves	Comprehensive	Earnings	Shareholders’
	Shares	Value	Capital	Warrants		Income		Equity
		US$	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2008	16,961,768	16,961	22,629,333	3,011,444	6,040,382	12,081,467	37,889,300	81,668,887
Warrant exercise	3,000	3	14,743	(7,996)	-	-	-	6,750
Net income	-	-	-	-	-	-	7,271,505	7,271,505
Currency translation adjustments	-	-	-	-	-	7,763,882	-	7,763,882
Change in fair value of available for sale investments	-	-	-	-	-	(46,117)	-	(46,117)
Balance as of March 31, 2008	16,964,768	16,964	22,644,076	3,003,448	6,040,382	19,799,232	45,160,805	96,664,907

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended March 31,
	2008	2007
	US$	US$
	(unaudited)	(restated and unaudited)
Cash flows from operating activities:
Net income before minority interests	7,284,684	6,509,466
Adjustments to reconcile net income to operating activities:
Depreciation of property and equipment	896,281	552,740
Amortization of prepaid leases	101,659	9,465
Amortization of deferred income	(3,281)	-
Provision for losses on receivables	12,749	149,078
Provision for losses on inventories	-	104,354
Compensation expenses for stock issued	-	1,060,751
Interest expense from accrual of guaranteed redemption value	3,538,133	-
Interest expense from amortization of note discounts	1,806,844	155,988
Gain on derivatives	(9,000,786)	-
Amortization of deferred charges	184,897	-
Changes in assets and liabilities
(Increase) decrease in trade receivable, net	(1,848,382)	2,068,143
(Increase) decrease in due from related parties	(264,490)	62,616
(Increase) decrease in employee receivable	(323,385)	214,150
Increase in advances to suppliers	(9,559,713)	(3,250,136)
Increase in inventories, net	(6,380,873)	(1,808,796)
Decrease (increase) in prepayments and other assets	2,359,737	(2,970,692)
Increase in refundable taxes	(1,556,348)	(1,320,580)
Decrease (increase) in other receivable	646,031	(956,178)
Increase in deferred tax assets	(53,629)	-
Increase in accounts payable and accrued expenses	7,921,818	774,676
Increase in income taxes payable	1,390,742	53,223
Increase in advances from customers	1,863,437	2,331,912
Increase (decrease) in due to related parties	43,155	(86,396)
Increase (decrease) in advances from employees	63,383	(101,069)
Increase (decrease) in accrued employee benefits	362,677	(139,317)
Decrease in other payable	(1,711,129)	(436,139)
Increase in long term tax payable	223,242	172,551
Net cash (used in) provided by operating activities	(2,002,547)	3,149,810

Cash flows from investing activities:
Purchase of property and equipment	(2,034,162)	(3,503,196)
Purchase of biological assets	(4,865,259)	-
Increase in short term notes and loans receivable	(1,708,866)	(802,998)
Decrease in time deposit	8,446,778	-
Deposits paid for equity investment	(1,390,763)	-
Net cash used in investing activities	(1,552,272)	(4,306,194)

Cash flows from financing activities:
Proceeds from short term notes and loans payable	-	1,937,759
Repayment of short term notes and loans payable	-	(2,887,261)
Proceeds from long term debt	944,182	-
Repayment of long term debt	(17,705)	(1,050,021)
Warrant exercise	6,750	-
Net cash provided by (used in) financing activities	933,227	(1,999,523)

Effect of exchange rate changes on cash	2,637,829	277,557

Net increase (decrease) in cash and cash equivalents	16,237	(2,878,350)
Cash and cash equivalents, beginning of year	11,181,484	39,521,448
Cash and cash equivalents, end of year	11,197,721	36,643,098

Supplemental disclosure of cash flow information:
Cash paid during the year for income tax	(1,023,600)	(912,152)
Cash received during the year for tax refund	1,510,986	912,152
Interest paid during the year	(159,492)	(138,507)

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.           ORGANIZATION AND NATURE OF OPERATION

The accompanying condensed consolidated financial statements include the financial statements of American Dairy, Inc (the “Company” or “American Dairy”) and its subsidiaries (the “Company” or “American Dairy” or “Group”).

The condensed consolidated balance sheets as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed consolidated interim financial statements do not include all of the information and footnote disclosure required by accounting principles generally accepted in the United States of America (“US GAAP”).  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring accruals) necessary to present fairly its financial position as of March 31, 2008 and December 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007.  These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto filed with the SEC on Form 10-K for the year ended December 31, 2007.  The interim operating results are not necessarily indicative of the results to be expected for an entire year.

For the period ended March 31, 2008, the Company has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K for the year ended December 31, 2007, except where additional accounting policy disclosure is made in these condensed consolidated financial statements.  The Company has reclassified certain 2007 balances to conform to the current period presentation.

2.           ADDITIONAL ACCOUNTING POLICIES

Biological assets

Immature biological assets

Biological assets consist of dairy cows held in the Group’s pastures for milking purposes.  Immature biological assets are recorded at cost, including acquisition costs, transportation costs, insurance expenses, interest costs and feeding costs, incurred in bringing the asset to its intended productive state.  Once the asset reaches productive state, the cost of the immature biological asset is transferred to mature biological assets using the weight average cost method.

Interest costs associated with immature biological assets are capitalized in the period they are incurred.  Interest is no longer capitalized when the asset reaches its productive state. $0 interest was capitalized for the three months ended March 31, 2008.

Segment reporting

The Group has two reportable segments:  dairy products and dairy farm.  The dairy products segment produces and sells dairy products, such as wholesale and retail milk powders.  The dairy farm segment is responsible for the operation of the Group’s two pastures in the PRC.  As the Group primarily generates its revenues from customers in the PRC, no geographical segments are presented.

3.           RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 had no impact on the Company’s financial statements.

4.           TAXATION

The provision for income taxes comprises the Company’s current tax liability and change in deferred income tax assets and liabilities. Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

The Company recorded a provision for income tax of approximately $1.8 million and $1.5 million for the three month periods ended March 31, 2008 and 2007, respectively. The income tax expense is comprised primarily of enterprise income taxes related to the business operations of the Company’s PRC subsidiaries.  The increase of approximately $309,000 in the Company’s income tax expense results from an increase in the Company’s income subject to PRC tax.

The effective tax rate for the three months ended March 31, 2008 increased 2% from an 18% effective rate for the three months ended March 31, 2007 to 20%.

5.           EARNINGS PER ORDINARY SHARE

The following table sets forth the computation of net income attributable to shareholders for calculating basic and diluted earnings per ordinary share for the three months ended:

	March 31,
	2008	2007
Net income attributable to shareholders – Basic	7,271,505	6,509,466
Effect of dilutive securities
Convertible notes	-	600,226
Net income attributable to shareholders – Diluted	7,271,505	7,109,692

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the three months ended:

	March 31,
	2008	2007
Weighted-average shares – Basic	16,962,823	15,858,906
Effect of dilutive securities
Convertible notes	-	1,866,563
Warrants	626,029	1,250,734
Weighted-average shares – Diluted	17,588,852	18,976,203

For the three months ended March 31, 2008 and 2007, 1,400,480 and 0 shares, respectively, of the Company's ordinary shares attributable to the potential conversion of the 7.75% Convertible Notes due 2009 were excluded from the calculation of diluted income per share because the conversion price of the 7.75% Convertible Notes due 2009 exceeded the average price of the Company's ordinary shares.

For the three months ended March 31, 2008 and 2007, 251,040 and 0 shares attributable to the exercise of outstanding warrants, respectively, were excluded from the calculation of diluted income per share because the conversion price or exercise price exceeded the average price of the Company's ordinary shares.

For the three months ended March 31, 2008 and 2007, 4,444,444 and 0 shares, respectively, of the Company's ordinary shares attributable to the potential conversion of the 1% Guaranteed Senior Secured Convertible Notes due 2012 were excluded from the calculation of diluted income per share because the conversion price of the 1% Guaranteed Senior Secured Convertible Notes due 2012 exceeded the average price of the Company's ordinary shares.

6.           INVENTORIES, NET

The inventory amounts included in the condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007 comprised of:

	March 31, 2008	December 31, 2007
	US$	US$
Raw materials	8,470,414	9,420,116
Work-in-progress	8,169,074	9,459,614
Finished goods	14,423,785	5,816,304
Total inventories, net	31,063,273	24,696,034

7.           DEPOSIT FOR EQUITY INVESTMENT

In August 2007, the Company, through its subsidiary Beijing Feihe, made an advance payment to Ausnutria Dairy (Hunan) Company Ltd. (“Ausnutria”), a distributor of milk powder and rice products in China, in connection with a proposed acquisition of 100% of the equity interest in Ausnutria.  The transaction did not close and the parties entered into renegotiations.

In October 2007, the Company entered into an equity purchase agreement (the “2007 EPA”) pursuant to which the Company agreed to purchase, through its subsidiary Heilongjiang Moveup Co., Limited, 75% of the outstanding equity interests of Ausnutria, for consideration that included the amount of the advance payment previously made by the Company (the “2007 Transaction”).  The 2007 Transaction did not close because the sellers failed to comply with certain closing conditions under the equity purchase agreement, and the parties entered into renegotiations, including discussions regarding the Company’s proposed acquisition (directly or indirectly) of the other 25% of the outstanding equity interests of Ausnutria.  In connection with the 2007 Transaction, the Company recorded a deposit for investment of $28,269,857.

In February 2008, the Company, through its subsidiary Beijing Feihe, made an initial deposit payment of $1,390,763 to Ausnutria Holding Co., Ltd., which indirectly owns Ausnutria, in connection with the Company’s efforts to resolve the incomplete transactions under the 2007 EPA.  At March 31, 2008, the Company recorded a total deposit for investment of $30,830,794, of which $1,170,174 of the increase was related to change in exchange rate.

8.           NOTES AND LOANS PAYABLE

Notes and loans payable included in the condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007 comprised of:

	March 31, 2008	December 31, 2007
	US$	US$
Note payable to a bank in the PRC, bearing interest at 7.29% per annum, secured by plant and machinery and prepaid leases, payable with interest on maturity, due on October 29, 2008	3,560,138	3,422,501

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, unsecured, payable with interest on maturity, due on December 25, 2008	3,560,138	3,422,502

Note payable to a bank in the PRC, bearing interest at 8.019% per annum, secured by equipment, payable with interest on maturity, due on December 5, 2008	1,424,055	1,369,000

Unsecured, non-interest bearing loan payable to County Finance Department, due on demand. (i)	310,444	298,443

Total	8,854,775	8,512,446

 (i)  Shanxi received funding from the local County Finance Department for its construction of the production facilities in the region.  Although, no repayment terms were attached with the funds, the Company considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

None of the notes and loans payables have restrictions or covenants attached.

9.           RELATED PARTY TRANSACTIONS

Due from/to related parties included in the condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007 comprised of:

	March 31, 2008	December 31, 2007
	US$	US$
Due from related parties:
Due from Directors of the Group	208,195	50,855
Due from related companies	171,772	64,622

Total	379,967	115,477

	March 31, 2008	December 31, 2007
	US$	US$
Due to related parties:
Leng You-Bin	76,287	-
Due to Directors of the Group	-	129,222
Due to related companies	134,062	20,788
Loan payable to a related party	234,366	251,550

Total	444,715	401,560

Due from/to Directors of the Group

As part of normal business operation, Directors of the Group will from time to time incur expenses on behalf of the Group, or receive advances from the Group for settlement of Group expenses.  The amounts outstanding at year end are of short term nature and due on demand.

As of March 31, 2008 and December 31, 2007, the Group had the following balances due from its Directors:

	March 31, 2008	December 31, 2007
	US$	US$

Leng You-Bin	155,734	-
Liu Hua	15,450	47,208
Liu Sheng-Hui	37,011	-
Directors of subsidiaries in the PRC	-	3,647
Total	208,195	50,855

As of March 31, 2008 and December 31, 2007, the Group had the following balances due to its Directors:

	March 31, 2008	December 31 2007
	US$	US$

Leng You-Bin	76,287	41,606
Liu Sheng-Hui	-	87,616
Directors of subsidiaries in the PRC	-	-
Total	76,287	129,222

Due from/to related companies

Mr. Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group.  During the three months ended March 31, 2008 and 2007, the Group sold goods to companies owned by close family members of Mr. Leng You-Bin, including one company on an arm’s length basis.

For the three months ended March 31, 2008 and 2007, the Group made sales of goods to the following related companies:

	March 31, 2008	March 31, 2007
	US$	US$

Tangshan Feihe Trading Company	253,363	131,086
Qianhuangdao Feihe Trading Company	44,474	35,097
Dalian Hewang Trading Company	11,969	6,658
Total	309,806	172,841

As of March 31, 2008 and December 31, 2007, the Group had the following balances due from its related companies:

	March 31, 2008	December 31, 2007
	US$	US$

Tangshan Feihe Trading Company	171,772	64,622

As of March 31, 2008 and December 31, 2007, the Group had the following balances due to its related companies for payments for goods received in advance:

	March 31, 2008	December 31, 2007
	US$	US$

Qianhuangdao Feihe Trading Company	132,650	16,412
Dalian Hewang Trading Company	1,412	4,376
Total	134,062	20,788

Loan payable to related parties

The Group has an outstanding loan payable to a charitable organization set up by Leng You-Bin for under privileged children in the Heilongjiang province of the PRC, of $234,366 and $251,550 as of March 31, 2008 and December 31, 2007, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

10.           LONG TERM DEBT

Long term debt comprised of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	US$	US$

Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by buildings and payable in monthly installments of $8,652, including interest. The loan commenced in 2004 and matures on September 30, 2012	486,256	484,455

Loan payable to a financial institution in the PRC, bearing interest at 5.85%, unsecured and payable on maturity. The loan commenced in 2007 and matures on December 15, 2008	1,416,935	1,362,155

Loan payable to local government, non-interest bearing, unsecured and payable on maturity. The loan commenced on January 29, 2008 and matures on December 31, 2009	968,357	-

	2,871,548	1,846,610
Less: current portion of long term debt	(1,523,027)	(1,464,145)
	1,348,521	382,465

None of the long term debt has restrictions or covenants attached.

11.           CONVERTIBLE DEBT, NET

Convertible debt consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	US$	US$
7.75% Convertible Notes due 2009:
Principal	18,200,000	18,200,000
Less: Note discount	(935,931)	(1,091,919)
	17,264,069	17,108,081

1.00% Guaranteed Senior Secured Convertible due 2012:
Principal	80,000,000	80,000,000
Add: Guaranteed redemption accrual	11,690,000	8,151,867
Less: Note discount	(48,371,320)	(50,022,177)
	43,318,680	38,129,690

Total convertible debt, net	60,582,749	55,237,771
Less: current portion	-	-
	60,582,749	55,237,771

7.75% Convertible Notes Due 2009

On October 3, 2006, pursuant to a subscription agreement, the Company issued an aggregate principal amount of $18,200,000 in 7.75% Convertible Notes due 2009 (the “2009 Notes”) and warrants to purchase up to an aggregate of 251,000 shares of Common Stock (the “Warrants”).  The value of the warrants of $1,871,859 was recorded as a discount to the value of the 2009 Notes and was to be amortized to interest expense over the term of the 2009 Notes.

The 2009 Notes mature on October 2, 2009, accrue interest at an annual rate of 7.75% compounded annually and payable in ordinary shares at maturity, and contain customary representations, warranties, and events of default, including failure to pay amounts due under the 2009 Notes, failure to comply with certain covenants, and the occurrence of certain insolvency events.  The principal and accrued and unpaid interest due under the 2009 Notes may be converted at the option of the holder into ordinary shares at an initial conversion price of $14.50 per share.  The conversion price is subject to adjustments for dividends, subdivisions, combinations, and other events.  Subject to the same adjustments, the Warrants permit the holders to acquire, at any time prior to October 2, 2012, an aggregate of approximately 251,000 ordinary shares at an initial exercise price of $14.50 per share.  As of March 31, 2008, the conversion price of the 2009 Notes and the exercise price for the Warrants were $14.50 per share.

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

In connection with the issuance of the 2009 Notes, the Company entered into a registration rights agreement pursuant to which Company agreed to file, by January 3, 2007, a registration statement covering the resale of the ordinary shares issuable upon conversion of the 2009 Notes and upon exercise of the Warrants.  The Company also agreed to register, on one occasion and prior to October 3, 2011, shares issued on conversion of interest payable on the 2009 Notes if such shares have not been included in a prior registration statement.  If the Company failed to meet these registration obligations, or if the SEC did not declare such registration statements effective within 120 days of the filing thereof, the Company agreed to pay an additional amount equal to 2.00% of the principal amount of each holder’s 2009 Notes per month, payable monthly in cash or, at the option of the holder, ordinary shares at the then-applicable conversion price per share (the “2% Payment”).  The registration rights agreement also grants piggy-back, demand and S-3 registration rights to the holders of ordinary shares issuable upon conversion of the 2009 Notes. The Company was not in compliance with the requirement under the registration rights agreement to file a registration statement by January 3, 2007 and to cause it to become effective within 120 days. As all of the holders of the 2009 Notes have waived the 2% Payment for the periods in 2007 prior to May 3 and after September 30, the Company has made the 2% Payment for the period from May 3, 2007 through September 30, 2007, equal to $1,820,000, which was charged to earnings for the year ended December 31, 2007.

1.00% Guaranteed Senior Secured Convertible Notes Due 2012

On June 1, 2007 and June 27, 2007, pursuant to a notes purchase agreement and related agreements, the Company issued an aggregate principal amount of $60,000,000 and $20,000,000, respectively, in 1% Guaranteed Senior Secured Convertible Notes due 2012 (the “2012 Notes”).  The 2012 Notes accrue interest at an annual rate of 1.00%, payable in cash on June 1 and December 1 of each year, and mature on the five-year anniversary of their issuance.  The 2012 Notes have been guaranteed by certain of the Company’s subsidiaries and secured by a pledge of all of the Company’s equity interest in AFC and a pledge of 2,664,340 ordinary shares held by Leng You-Bin, the Chairman, Chief Executive Officer, President, and General Manager of the Company.  Costs of $3,697,934 associated with the 2012 Notes were capitalized as a deferred charge and are shown as an other asset as of December 31, 2007.  These costs were to be amortized over the term of the 2012 Notes.  Amortization of $184,897 and $0 was charged to expense during the three months ended March 31, 2008 and 2007, respectively.

The principal amount of the 2012 Notes is convertible into ordinary shares at the option of the holder at an initial conversion price of $24.00 per share.  On March 1, 2008, pursuant to a semi-annual reset provision based on the volume-weighted 30-day average trading price of the ordinary shares, the conversion price of the 2012 Notes was reset to $12.00 per share.  The conversion price is also subject to adjustments for dividends, subdivisions, issuances of ordinary shares or warrants below current market prices, and other events.  If not previously converted or repurchased, upon maturity the Company must redeem the 2012 Notes at a price equal to $228,776 per each $100,000 in principal amount of 2012 Notes.  As of March 31, 2008 and December 31, 2007, the Company accrued $11,690,000 and $8,151,867 of the redemption amount related to the Notes, respectively.

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

The indentures under which the 2012 Notes were issued contain covenants restricting the Company’s operations, including restrictions on its use and maintenance of its properties, incurrence of indebtedness, declaration or payment of dividends or other distributions, repurchase of capital stock or subordinated obligations, making investments, incurrence of liens, sale of assets, use of proceeds from the sale of the 2012 Notes, and engaging in business unrelated to dairy and related food products.  The indentures also require the Company to maintain tangible net worth ratios, to complete a qualifying initial public offering of Common Stock by December 1, 2008, to repurchase some or all of its 2012 Notes from electing holders upon certain assets sales, upon certain change of control transactions or if the ordinary shares cease to trade on a qualifying U.S. stock exchange, and to file reports under the Exchange Act with the SEC.  In addition, the outstanding 2012 Notes will accrue additional interest at an annual rate of 5% if a qualifying initial public offering has not occurred by December 1, 2008.  The Company will also be obligated to pay an additional amount equal to 3.0% of the principal amount of the outstanding 2012 Notes if a qualifying initial public offering has not occurred by December 1, 2008 and an additional amount equal to 1.0% of the principal amount of the outstanding 2012 Notes if the Company fails to retain a qualified auditor at any time after May 1, 2008.  The indentures also contain customary events of default, including any failure to pay any interest, principal, or premium on the 2012 Notes, failure to comply with certain covenants, the occurrence of certain insolvency events, defaults under or failure to pay when due any other indebtedness exceeding $2,000,000, and certain events regarding the security interests.

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

At the date of issuance of the 2012 Notes, the Company determined that the convertible note instrument contained embedded derivatives. The fair value of the embedded derivatives was determined to be $53,298,331 and was recorded as a derivative liability at inception. That amount was accreted through charges to the statements of operations and comprehensive income using the effective interest method over the period of the 2012 Note obligations. At March 31, 2008 and December 31, 2007, the fair value of the derivatives was $41,018,514 and $50,019,300, respectively. The reduction in the fair value of the derivative was also recorded in the statements of operations and comprehensive income as gain on derivatives during the three months ended March 31, 2008.

On March 1, 2008, pursuant to the indentures governing of the 2012 Notes, the conversion price of the 2012 Notes was reset to $12.00 per share.

12.           ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

At March 31, 2008, the Group had the following assets and liabilities measured at fair value:

		Fair value measurement at March 31, 2008
Description	March 31, 2008	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$	US$
Assets:
Investment in mutual funds	131,889	131,889
Liabilities:
Derivatives	41,018,514	-	32,704,281	8,314,233

At December 31, 2007, the Group had the following assets and liabilities measured at fair value:

		Fair value measurement at December 31, 2007
Description	December 31, 2007	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$	US$
Assets:
Investment in mutual funds	171,125	171,125
Liabilities:
Derivatives	50,019,300	-	37,499,314	12,520,986

Reconciliation of the beginning and ending balances for derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2008

US$

Balance at January 1, 2008	12,520,986
Total gains included in earnings	(4,206,753)
Purchases, issuance, and settlements	-
Transfers in and/or out of Level 3	-
Balance at March 31, 2008	8,314,233

Total gains or losses (realized and unrealized) included in earnings for the three months ended March 31, 2008 are reported in other income as follows:

US$

Total gains included in earnings for the three months ended March 31, 2008	(4,206,753)
Change in unrealized gains or losses relating to liabilities still held at March 31, 2008	-

The derivatives are measured using the Monte Carlo simulation approach using a combination of inputs that are readily observable from market sources and the Group’s profit forecast constructed based on historical performance and expectation further performance of the Group.

13.           ACCRUED EXPENSES

Accrued expenses as of March 31, 2008 and December 31, 2007 consist of the following:

	2008	2007
	US$	US$

Accrued selling expenses	2,880,991	2,889,739
Accrued interest	2,417,867	1,837,686
Other accrued expenses	2,428,604	1,103,233
	7,727,462	5,830,658

14.           OTHER PAYABLE

Other payable as of March 31, 2008 and December 31, 2007 consists of the following:

	2008	2007
	US$	US$

Payable for property and equipment	4,013,223	4,883,238
Payable for leases	2,006,432	1,945,519
Other payable	1,897,043	3,608,172
	7,916,698	10,436,929

15.           ORDINARY SHARES AND EQUITY TRANSACTIONS

During the three months ended 2008, the Company had the following stock transactions:

The Company issued 3,000 shares of its ordinary shares pursuant to the exercise of warrants at an exercise price of $2.25 for a total consideration of $6,750.

16.           OPTION PLAN AND WARRANTS

2003 Share Incentive Plan

Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the “Plan”), which reserved 3,000,000 ordinary shares for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies FASB 123(R) and related interpretations in accounting for the Plan. Compensation for services that a corporation receives under FASB 123(R) through share-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay.  Compensation expenses for share-based compensation of $0 and $1,060,750 were recorded during the three months ended March 31, 2008 and 2007, respectively, of which in 2007 $409,500 was for bonuses to directors and $651,250 was for consulting services to independent consultants.

No stock appreciation rights have been issued under the Plan.

Warrants

As of March 31, 2008, the Company had 1,045,983 warrants outstanding at an average exercise price of $5.06 per warrant for one share each of the Company’s ordinary shares. The warrants will expire at various dates, with 793,943 expiring in 2009 and 251,040 expiring in 2012.

During the three months ended March 31, 2008 and 2007, 3,000 and 0 warrants, respectively, were exercised at $2.25 and $0, resulting in proceeds of $6,750 and $0, respectively, to the Company.

	Warrants	Average exercise price
		US$
Outstanding warrants at January 1, 2008	1,048,983	5.05
Warrants granted	-	-
Exercised	(3,000)	2.25
Expired	-	-
Outstanding warrants at March 31, 2008	1,045,983	5.06

Information regarding the stock warrants outstanding at March 31, 2008 is summarized as below:

	Warrants outstanding at
	March 31, 2008
		Weighted
		Average	Weighted
		Remaining	Average
Exercise Prices	Warrants	Contractual	Exercise
US$	Outstanding	Life (years)	Price US$

1.50	184,543	1.6	1.50
2.25	610,400	1.5	2.25
14.50	251,040	4.6	14.50
	1,045,983

17.           COMMITMENTS AND CONTINGENCIES

Capital commitments for purchase of property and equipment and biological assets as of March 31, 2008 were $39,731,393.

18.           SEGMENTS

The segment information for the reportable segments for the three months ended March 31, 2008 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	41,437,922	-	-	41,437,922
Goodwill	2,228,223	-	-	2,228,223
Segment income tax	1,772,076	-	-	1,772,076
Segment profit	5,829,434	209,242	3,018,084	9,056,760
Segment assets	353,560,258	43,020,819	186,241,869	582,822,946

The segment information for the reportable segments for the three months ended March 31, 2007 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	36,372,358	-	-	36,372,358
Segment income tax	1,463,329	-	-	1,463,329
Segment profit (loss)	10,311,217	-	(2,338,423)	7,972,794

A reconciliation of reportable segment profit and assets to the Group’s totals is as follows:

	Three months ended March 31,
	2008	2007
Profit	US$	US$

Total profit for reportable segments	9,056,760	7,972,794
Elimination	-	-
Income from operations before income taxes and minority interest	9,056,760	7,972,794

March 31, 2008
Assets	US$
Total assets for reportable segments	582,822,946
Elimination	(325,231,269)
Total assets	257,591,677

19.           ADJUSTMENTS TO PREVIOUSLY REPORTED FINANCIAL STATEMENTS

As a result of adjustments of the Company’s consolidated financial statements at and for the year ended December 31, 2007, certain amounts in the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2007 were corrected from the amounts previously reported.

Pursuant to paragraph 26 of Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, the effect of the correction on each financial statement line item was as follows:

Reconciliation of Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2007 (unaudited)

	Note	Previously reported March 31, 2007	Reclassification	Correction of Errors	Effect of exchange rate change (h)	March 31, 2007 (as restated)
		US$	US$	US$	US$	US$

Sales	a	36,007,370	808,616	(160,970)	(282,658)	36,372,358

Cost of goods sold	b	18,502,726	199,321	(1,915,991)	115,071	16,901,127

Gross profit		17,504,644				19,471,231

Operating and administrative expenses:
Sales and marketing	c	9,010,777	643,894	5,404	-	9,660,075
General and administrative	d	2,024,737	(53,354)	802,805	(46,884)	2,727,304
Total operating expenses		11,035,514				12,387,379

Income from operations		6,469,130				7,083,852

Other income (expenses):
Interest income		-	30,270	-	-	30,270
Interest and finance costs	e	(701,332)	(30,270)	186,994	(25,888)	(570,496)
Government subsidy – tax refund	f	159,518	1,090,402	150,047	(234)	1,399,733
Other income (expenses), net		514	28,913	-	9	29,436
Income before income tax expenses and minority interests		5,927,830				7,972,795

Income tax expenses	g	-	1,138,073	325,256	-	1,463,329
Minority interests		-
Net income attributable to ordinary shareholders		5,927,830				6,509,466

Other comprehensive income:
Cumulative currency translation adjustments	h	942,521	-	-	(124,765)	817,754

Total comprehensive income		6,870,351				7,372,220

Earnings per ordinary share
Basic		$0.37				$0.41
Diluted		$0.33				$0.37

Weighted average ordinary shares outstanding
Basic		15,849,470				15,858,906
Diluted		19,412,856				18,976,203

Explanation of the effect of the correction of errors

(a)  Overstatement of sales

(b)  Cost of goods sold
Overstatement of cost of goods sold	(1,740,383)
Correction of inventory costing error	(223,772)
Increase in depreciation expenses	48,164
Decrease in cost of goods sold	(1,915,991)

(c)  Under accrual of expenses

(d)  General and administrative
Increase allowance for doubtful accounts	155,237
Under accrual of expenses	663,047
Over allocation of depreciation charges	(15,479)
Increase in general administrative expenses	802,805

(e)  Over accrual of interest expenses

(f)  Under accrual of income tax refund

(g)  Under accrual of income tax expenses

(h)  Effect of adjustment to exchange rates used to convert RMB to USD and exchange effect of correction of errors.

FORWARD-LOOKING STATEMENTS

The statements included in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “may,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” and similar expressions. Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us on the date hereof. Our business and the associated risks may have changed since the date this report was originally filed with the SEC. We assume no obligation to update any such forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in “Item 1A. Risk Factors” below.

Overview

We are a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the People’s Republic of China, or the PRC.  Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns.  We have over 200 company-owned milk collection stations, six production facilities with an aggregate milk powder production capacity of approximately 1,220 tons per day, and an extensive distribution network that reaches over 50,000 retail outlets throughout China.

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

•
Perceptions of Product Quality and Safety. We believe that rising consumer wealth in China has contributed to a greater demand for higher-priced products with perceived quality advantages.  We believe many consumers in China tend to regard higher prices as indicative of higher quality and higher nutritional value, particularly in the areas of infant formula and nutritional products.  Accordingly, we believe our reputation for quality and safety allows us to command higher average selling prices and generate higher gross margins than competitors who do not possess the same reputation.  Conversely, any decrease in consumer perceptions of quality and safety could adversely impact us.

•
Raw Material Supply and Prices.  The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, in 2008 our raw milk prices increased by approximately 45% and we expect they will continue to be affected by factors such as geographic location, rising feed prices, general economic conditions such as inflation and fuel prices, and fluctuations in production, rising production costs and competition.

•
Expenses Associated with Expansion.  In implementing our plan to expand our business, we face corresponding increases in expenses in order to attract and retain qualified talent, implement strategic advertising campaigns, and finance our expansion.  In addition, we face various one-time, non-cash charges associated with the convertible notes we have issued to finance our business plans.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	Three Months Ended March 31
	2008	2007
	($ in thousands)
Sales	41,438	36,372
Cost of goods sold	26,289	16,901
Gross profit	15,149	19,471
Operating and administrative expenses
Sales and marketing	8,168	9,660
General and administrative	1,855	2,727
Income from operations	5,127	7,084
Other income (expenses)	3,930	889
Income tax expenses	1,772	1,463
Net income attributable to ordinary shareholders	7,272	6,509
Other comprehensive income:
Cumulative currency translation adjustments	7,718	818
Total comprehensive income	14,989	7,327

Comparison of Three Month Periods Ended March 31, 2008 and 2007

Total Comprehensive Income
Total comprehensive income increased by approximately $7.7 million, or 104.6%, from approximately $7.3 million for the three month period ended March 31, 2007 to approximately $15.0 million for the three month period ended March 31, 2008.  This increase was primarily attributable to an increase of approximately $5.1 million, or 13.9%, in sales, an increase of approximately $6.9 million, or 843.5%, in cumulative currency translation adjustments, a decrease of approximately $2.4 million, or 19.1%, of total operating expenses and an increase of approximately $3.0 million, or 342.1%, in other income, offset in part by an increase of approximately $9.4 million, or 55.5%, in cost of goods sold.  Our gross profit margin decreased from 53.5% for the three month period ended March 31, 2007 to 36.6% for the three month period ended March 31, 2008.

Sales
Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products.  Sales increased by approximately $5.1 million, or 13.9%, from approximately $36.4 million for the three month period ended March 31, 2007 to approximately $41.4 million for the three month period ended March 31, 2008.  This increase was primarily attributable to expanding our market areas and distribution network throughout China, increased demand for high quality products and strong market acceptance of these products, as well as an increase in sales quantities of several high profit margin products.

The following table sets forth information regarding the sales of our principal products during the three month period ended March 31, 2008 and 2007:

	Three months ended March 31, 2008			Three months ended March 31, 2007			Three months ended March 31, 2008 over 2007
Product name	Quantity (Kg’000 )	Amount ($’000)	% of Sales	Quantity (Kg’000 )	Amount ($’000)	% of Sales	Quantity (Kg’000 )	Amount ($’000)	% of Sales

Milk powder	4,357	28,044	67.7	4,560	28,415	78.1	(203)	371	1.3
Raw milk powder	2,768	10,699	25.8	1,757	4,267	11.7	1,011	(6,432)	(150.7)
Soybean powder	512	1,032	2.5	634	1,908	5.3	(122)	876	45.9
Rice cereal	244	1,283	3.1	435	1,135	3.1	(191)	(148)	(13.0)
Walnut products	69	380	0.9	147	600	1.7	(78)	220	36.7
Other	-	-	-	18	47	0.1	(18)	47	100.0
Total	7,950	41,438	100.0	7,551	36,372	100.0	399	(5,066)	(13.9)

In the three month period ended March 31, 2008, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	2008	2007
Sales revenues (in thousands)	$41,438	$36,372
Total sales volume (kilograms in thousands)	7,950	7,551
Average selling prices/kilogram (in thousands)	$5.21	$4.82

The increase in average sales price per kilogram, as reflected in the table, is relatively small and primarily attributable to the shift in product mix to higher end products rather than an increase in the sales price of individual products.  Prices per kilogram actually increased in the two most significant product lines as demonstrated in the following table, which reflects the average sales price per kilogram by product for the three month period ended March 31, 2008 and the three month period ended March 31, 2007 and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Three Months ended March 31		Percentage
Product	2008	2007	Change
Milk powder	$6.44	$6.23	3.4
Raw milk powder	3.86	2.43	58.8
Soybean powder	2.01	3.01	(33.2)
Rice cereal	5.26	2.61	101.5
Walnut products	5.51	4.08	35.0
Other	-	2.6	(100.0)
Total	$5.21	$4.82	8.1

Cost of Goods Sold
Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs shipping and handling costs for the products sold.  Cost of goods sold increased approximately $9.4 million, or 55.5%, from approximately $16.9 million for the three month period ended March 31, 2007 to approximately $26.3 million for the three month period ended March 31, 2008.  This increase was primarily attributable to an increase of approximately $6.5 million, or 66.6%, in cost of purchase of raw milk powder purchased from third parties for processing and distribution, as well as a general increase in costs resulting from economic conditions.

Operating and Administrative Expenses
Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses decreased by approximately $2.4 million, or 19.1%, from approximately $12.4 million in the three month period ended March 31, 2007 to approximately $10.0 million in the three month period ended March 31, 2008. This decrease was primarily attributable to a decrease of approximately $1.5 million, or 15.5%, in sales and marketing expenses from approximately $9.7 million for the three month period ended March 31, 2007 to approximately $8.2 million for the three month period ended March 31, 2008, and a decrease of approximately $872,000, or 32.0%, in general and administrative expenses from approximately $2.7 million for the three month period ended March 31, 2007 to approximately $1.9 million for the three month period ended March 31, 2008.  Despite this year-over-year decrease in operating and administrative expenses, we expect our operating and administrative expenses to increase as we continue expanding our distribution network throughout China and seek to increase our market share and awareness of our premium quality products throughout China.

Income from Operations
As a result of the foregoing, our income from operations decreased by approximately $2.0 million, or 27.6%, from approximately $7.1 million in the three month period ended March 31, 2007 to approximately $5.1 million in the three month period ended March 31, 2008.

Other Income (Expenses)
Our other income (expenses) consists primarily of interest income, interest and finance costs, amortization of deferred charges, registration rights penalty, unrealized loss on investment in mutual funds gain (loss) on derivatives, government subsidized tax refunds, and other income and expense accounts.  Other income (expenses) increased approximately $3.0 million, or 342.1%, from approximately $889,000 for the three month period ended March 31, 2007 to approximately $3.9 million for the three month period ended March 31, 2008.  The increase was primarily attributable to an increase in gain on derivatives of approximately $9.0 million (compared to $0 in the three month period ended March 31, 2007), as well as increases in other income accounts.  This increase was offset in part by a decrease in interest and finance costs of approximately $4.7 million, or 824.9%, from approximately $571,000 for the three month period ended March 31, 2007 to approximately $5.3 million for the three month period ended March 31, 2008, as well as decreases in other income accounts.

Income Tax Expenses
We recorded a provision for income tax of $1.8 million and $1.5 million for the three months ended March 31, 2008 and 2007, respectively.  The income tax expense is comprised primarily of enterprise income taxes related to the business operations of the PRC subsidiaries.  The increase of approximately $309,000 in our income tax expense results from an increase in our income subject to PRC tax.

As of March 31, 2008, unrecognized tax benefits determined in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” or FIN 48, approximated $3.0 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $1.4 million at March 31, 2008.  We do not expect any material changes to the unrecognized tax benefits within the next twelve months.

We have cumulatively accrued approximately $0.3 million for estimated interest and penalties related to unrecognized tax benefits at March 31, 2008.  For the three months ended March 31, 2008, we recorded $80,000 of estimated interest and penalties.

We and our subsidiaries are subject to taxation in the U.S. and the PRC. Our U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2004. With a few exceptions, the tax years 2004-2007 remain open to examination by tax authorities in the PRC.

Cumulative Currency Translation Adjustments
Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments increased by approximately $6.9 million, or 843.5%, from approximately $818,000 in the three month period ended March 31, 2007 to approximately $7.7 million in the three month period ended March 31, 2008.

Liquidity and Capital Resources

We had retained earnings of approximately $45.2 million at March 31, 2008 and $37.9 million at December 31, 2007.  As of March 31, 2008, we had cash and cash equivalents of approximately $11.2 million and total current assets of approximately $104.5 million, and working capital of approximately $50.6 million.  We have financed our activities to date principally from cash generated from operations and the sale of debt securities.

Our summary cash flow information is as follows:

	Three months ended March 31
Net cash (used in) provided by:	2008	2007
	($ in thousands)
Operating activities	(2,003)	3,150
Investing activities	(1,552)	(4,306)
Financing activities	933	(2,000)

Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities decreased approximately $5.2 million, from net cash provided by operating activities of approximately $3.2 million in the three month period ended March 31, 2007 to net cash used in operating activities of approximately $2.0 million in the three month period ended March 31, 2008.  This decrease was primarily attributable to an increase in gains on derivatives of approximately $9.0 million, a increase in advances to suppliers of approximately $6.3 million, an increase in inventories of approximately $4.6 million, a decrease in compensation expenses for stock issued of approximately $1.0 million and an increase in trade receivables of approximately $3.9 million.  This decrease was offset in part by an increase in net income of approximately $1.2 million, an increase in accounts payable and accrued expenses of approximately $7.2 million, a decrease in prepayments and other assets of approximately $775,000, an increase in interest expense from accrual of guaranteed redemption value of approximately $3.5 million, an increase in interest expense from amortization of note discounts of approximately $1.8 million, a decrease in other receivables of approximately $1.6 million and an increase in other taxes payable of approximately $1.3 million.

Net Cash (Used in) Provided by Investing Activities
Net cash (used in) provided by investing activities decreased approximately $2.8 million, from net cashed used in investing activities of approximately $4.3 million in the three month period ended March 31, 2007 to net cash used in investing activities of approximately $1.6 million in the three month period ended March 31, 2008.  This increase was primarily attributable to a decrease of approximately $8.5 million in time deposits and a decrease of approximately $1.5 million in purchase of property and equipment. This increase was offset in part by a deposit paid for equity investment of approximately $1.4 million.  Net cash used in investing activities primarily relates to our bank account and other cash management vehicles and expenditures associated with our construction and acquisition of new facilities.

Net Cash (Used in) Provided by Financing Activities
Net cash provided by financing activities increased approximately $2.9 million, from net cashed used in financing activities of approximately $2.0 million in the three month period ended March 31, 2007 to net cashed provided by financing activities of approximately $933,000 in the three month period ended March 31, 2008.  This increase was primarily attributable to a decrease of approximately $2.9 million in repayment of short term notes and loans payable and a decrease of approximately $1.0 million in repayment of long term debt. This increase was offset in part by a decrease of approximately $1.9 million in proceeds from short-term notes and loans payable.

Outstanding Indebtedness
Series B Convertible Notes
On June 30, 2005 and August 14, 2005, we issued two Series B Notes, in the aggregate principal amount of $5.0 million.  The Series B Notes accrued interest at 7.50% per annum, matured one year from their dates of issuance, and were convertible into shares of our common stock at an initial conversion price of $10.00 per share subject to adjustments for stock splits, dividends, reorganization and similar events.  The Series B Notes were issued to Pike Capital Partners L.P.  In July and August 2007, the $5.0 million principal amount plus $750,000 in accrued and unpaid interest was converted in accordance with the terms of the Series B Notes into 575,000 shares of our common stock, which were allocated between the Pike Capital Partners, L.P. and its affiliate Pike Capital Partners (QP) LP, or collectively the Pike Entities.  On March 31, 2008, the Pike Entities beneficially owned in excess of 5% of our issued and outstanding common stock.

7.75% Convertible Notes Due 2009
On October 3, 2006, pursuant to a subscription agreement, we issued an aggregate principal amount of $18.2 million in 7.75% Convertible Notes due 2009, or the 2009 Notes, and warrants to purchase up to an aggregate of 251,000 shares of our common stock.  The value of the warrants of $1,871,859 was recorded as a discount to the value of the 2009 Notes and was to be amortized to interest expense over the term of the 2009 Notes.  The 2009 Notes mature on October 2, 2009, accrue interest at an annual rate of 7.75% compounded annually and payable in shares of our common stock at maturity, and contain customary representations, warranties, and events of default, including failure to pay amounts due under the 2009 Notes, failure to comply with certain covenants, and the occurrence of certain insolvency events.  The principal and accrued and unpaid interest due under the 2009 Notes may be converted at the option of the holder into shares of common stock at an initial conversion price of $14.50 per share.  The conversion price is subject to adjustments for dividends, subdivisions, combinations, and other events.  Subject to the same adjustments, the warrants permit the holders to acquire, at any time prior to October 2, 2012, an aggregate of approximately 251,000 shares of our common stock at an initial exercise price of $14.50 per share.  As of March 31, 2008, the conversion price of the 2009 Notes and the exercise price for the warrants was $14.50 per share.

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

In connection with the issuance of the 2009 Notes, we entered into a registration rights agreement pursuant to which we agreed to file, by January 3, 2007, a registration statement covering the resale of the shares of our common stock issuable upon conversion of the 2009 Notes and upon exercise of the warrants.  We also agreed to register, on one occasion and prior to October 3, 2011, shares issued on conversion of interest payable on the 2009 Notes if such shares have not been included in a prior registration statement.  If we fail to meet these registration obligations, or if the SEC does not declare such registration statements effective within 120 days of the filing thereof, we agreed to pay an additional amount equal to 2.0% of the principal amount of each holder’s 2009 Notes per month, payable monthly in cash or, at the option of the holder, in shares of our common stock at the then-applicable conversion price per share.  The registration rights agreement also grants piggy-back, demand and S-3 registration rights to the holders of shares of our common stock issuable upon conversion of the 2009 Notes.  We were not in compliance with the requirement under the registration rights agreement to file a registration statement by January 3, 2007 and to cause it to become effective within 120 days.  As all of the holders of the 2009 Notes have waived the 2.0% payment for the periods in 2007 prior to May 3 and after September 30, we made the 2.0% payment for the period from May 3, 2007 through September 30, 2007, equal to approximately $1.8 million, which was charged to earnings for the year ended December 31, 2007.  In addition, we accrued an additional $720,000 amount at December 31, 2007 for a portion of the value of the settlement in 2008 of a liability under our registration rights agreement.

In November 2008, we restructured the 2009 Notes and related agreements.  See “—Restructuring of 2009 Notes” below for a discussion of certain changes to the terms and conditions of the 2009 Notes and related agreements.

1.00% Guaranteed Senior Secured Convertible Notes Due 2012
On June 1, 2007 and June 27, 2007, pursuant to a notes purchase agreement and related agreements, we issued an aggregate principal amount of $60.0 million and $20.0 million, respectively, in 1.00% Guaranteed Senior Secured Convertible Notes due 2012, or the 2012 Notes.  The 2012 Notes accrue interest at an annual rate of 1.00%, payable in cash on June 1 and December 1 of each year, and mature on the five-year anniversary of their issuance.  The 2012 Notes have been guaranteed by certain of our subsidiaries and secured by a pledge of all of our equity interest in AFC and a pledge of 2,664,340 shares of our common stock held by Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager.  Costs of $3,697,934 associated with the 2012 Notes were capitalized as a deferred charge and are shown as an other asset.  These costs were to be amortized over the term of the 2012 Notes.  Amortization of $184,897 was charged to expense during the three month period ended March 31, 2008.

The principal amount of the 2012 Notes is convertible into shares of our common stock at the option of the holder at an initial conversion price of $24.00 per share.  On March 1, 2008, pursuant to a semi-annual reset provision based on the volume-weighted 30-day average trading price of our common stock, the conversion price of the 2012 Notes was reset at $12.00 per share.  The conversion price is also subject to adjustments for dividends, subdivisions, issuances of our common stock or warrants below current market prices, and other events.   If not previously converted or repurchased, upon maturity we must redeem the 2012 Notes at a price equal to $228,776 per each $100,000 in principal amount of 2012 Notes.  As of March 31, 2008 and December 31, 2007, we have accrued approximately $11.7 million and $8.2, respectively, of the redemption amount related to the 2012 Notes.

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

In connection with the issuance of the 2012 Notes, we entered into a registration rights agreement and an investor rights agreement with holders of the 2012 Notes.  The registration rights agreement requires us to file certain registration statements and provides that our failure to do so will result in additional interest accruing at an annual rate of 0.25% for the first 90 days and thereafter at an annual rate of 0.50%.

Pursuant to the investor rights agreement, we granted Citadel Equity Fund Ltd, or Citadel, a right of first refusal to purchase any securities we may propose to issue or sell until June 1, 2012.  We sold and issued a principal amount of $60.0 million of the 2012 Notes to Citadel.  On March 31, 2008, Citadel beneficially owned in excess of 5% of our issued and outstanding common stock.

At the date of issuance of the 2012 Notes, we determined that the convertible note instrument contained embedded derivatives.  The fair value of the embedded derivatives was determined to be $53,298,331 and was recorded as a derivative liability at inception.  That amount was accreted through charges to the statements of operations and comprehensive income using the effective interest method over the period of the 2012 Note obligations.  On March 31, 2008, the fair value of the derivatives was $41.0 million.  The reduction in the fair value of the derivatives was also recorded in the statements of operations and comprehensive income as gain on derivatives during the three month period ended March 31, 2008.

In November 2008, we restructured the 2012 Notes and related agreements.  See “—Restructuring of 2012 Notes” below for a discussion of certain changes to the terms and conditions of the 2012 Notes and related agreements.

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

Restructuring of 2012 Notes
On November 12, 2008, we entered into a supplemental indenture with respect to the 2012 Notes.  The supplemental indenture grants each holder of the 2012 Notes the option to elect that we repurchase all or any portion of such holder’s 2012 Notes, at a repurchase price of 115% of the principal amount of 2012 Notes for which such holder elected early repurchase.  On November 13, 2008, the holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligates us to repurchase the 2012 Notes for an aggregate amount of $92.0 million in accordance with the terms and conditions of the supplemental indenture.  Accordingly, we have paid $15,333,333 to the holders of the 2012 Notes, and we are obligated to pay an additional $15,333,333 by each of April 15 and July 15, 2009 and to pay the remaining $46.0 million by October 15, 2009.  As part of the first repurchase payment, we also paid $407,000 in accrued and unpaid interest to holders of the 2012 Notes.  As a result of the repurchase election, interest on all 2012 Notes ceased to accrue after November 13, 2008 and the 2012 Notes may not be converted into shares of our common stock, subject to our making the required repurchase payments.  Holders of the 2012 Notes are entitled to all other rights and privileges as holders of the 2012 Notes until the required repurchase payments are paid in full.

Our failure to make the required repurchase payments on April 15, 2009, July 15, 2009 or October 15, 2009 will not constitute an event of default under the indentures, although certain waivers granted to us under the supplemental indenture, described below, would terminate, interest would recommence accruing on the 2012 Notes, and the holders of the 2012 Notes could exercise their conversion rights under the indentures.

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

Since the terms of the 2012 Notes entered into on November 12, 2008 were substantially different than the previous terms of the 2012 Notes, we plan to account for the transaction as an extinguishment of debt and to record any resulting gains or losses on our consolidated statements of operations and comprehensive income in the year ended December 31, 2008.

Other Factors Affecting our Liquidity and Capital Resources

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

Ausnutria Transaction
In August 2007, we made an advance payment to Ausnutria Dairy (Hunan) Company Ltd., or Ausnutria, a distributor of milk powder and rice products in China, in connection with a proposed acquisition of 100% of the equity interest in Ausnutria.  The transaction did not close and we entered into renegotiations with the sellers.

In October 2007, we entered into an equity purchase agreement pursuant to which we agreed to purchase, through our subsidiary Heilongjiang Moveup Co., Limited, or Moveup, 75% of the outstanding equity interests of Ausnutria, for consideration that included the amount of the advance payment we previously made.   The transaction did not close because the sellers failed to comply with certain closing conditions under the equity purchase agreement, and we entered into renegotiations with the sellers, including discussions regarding our proposed acquisition (directly or indirectly) of the other 25% of the outstanding equity interests of Ausnutria.  In connection with this transaction, we recorded a deposit for investment of $28,269,857 as of the year ended December 31, 2007.

In February 2008, we made a deposit payment of approximately $1.4 million to Ausnutria Holding Co., Ltd., which indirectly owns Ausnutria, in connection with our efforts to resolve the incomplete transactions in 2007.  The transaction did not close and we entered into renegotiations.

To resolve the incomplete transactions regarding Ausnutria, on December 16, 2008, we signed a letter of intent to sell all of the business activities and operations of Moveup.  On February 18, 2009, we, through our subsidiary Feihe Dairy, entered into a new equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, one of our directors and Vice President of Finance of Feihe Dairy, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for aggregate consideration of approximately $43.3 million.  The agreement is subject to customary representations, warranties, covenants and indemnities.  The purchase price is payable in two tranches.  We have received approximately $11.0 million from the purchasers, and the second tranche of approximately $32.3 million has been deposited into an escrow account and will be released to Feihe Dairy and Mr. Liu upon satisfaction of the closing conditions under the agreement, including completion of the application for amendment of shareholders with the local counterpart of the State Administration of Industry and Commence in Kedong County, Heilongjiang Province, China.  Due to the letter of intent we entered into in December 2008, accounts relating to Moveup will be reflected in our financial statements for the year ended December 31, 2008 as discontinuing operations.

Contractual Obligations

As of March 31, 2008, our contractual obligations are as follows:

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$2,871,548	1,523,027	1286,634	61,887
Purchase obligation for building acquisition	38,187,761	38,187,761	-	-	-
Purchase obligations for land use rights	2,006,416	1,867,275	76,716	51,144	11,281
Purchase obligations for biological assets	1,543,633	1,543,633	-	-	-
Total	44,609,358	43,121,696	1,363,350	113,031	11,281

Since the adoption of FIN 48 on January 1, 2007, we have recognized approximately $3.3 million in liability for unrecognized tax benefits, including accrued interest and penalties.  At this time, we are unable to reasonably estimate the timing of the long term payments or the amount by which the liability will increase or decrease over time.  As a result, this amount is not included in the table above.

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

Estimates of allowances for bad debts – We must periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances.

Estimate of the useful lives of property and equipment and biological assets – We must estimate the useful lives and proper salvage values of our property and equipment and biological assets. We must also review property and equipment and biological assets for possible impairment.

Inventory – We must determine whether we have any obsolete or impaired inventory.

Goodwill – We must test goodwill annually for impairment or more frequently if events or changes in circumstances indicate that it might be impaired.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed.

 Income taxes – The provision for income taxes comprises the Company’s current tax liability and change in deferred income tax assets and liabilities.  Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, the Company is required to make many subjective assumptions and judgments regarding its provision for income taxes and income tax exposures.

Please refer to the notes to the financial statements included elsewhere in this filing for a more complete listing of all of our critical accounting policies.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133,” or SFAS 161.  SFAS 161 provides new disclosure requirements for an entity’s derivative and hedging activities.  SFAS 161 is effective for periods beginning after November 15, 2008. We have not yet determined the impact the adoption of SFAS 161 will have on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements that is presented separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of SFAS 160 is not expected to have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations,” or SFAS 141(R).  SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) is not expected to have a significant impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We conduct all of our operations in the PRC, and the Renminbi is the national currency in which our operations are conducted. We have not utilized any derivative financial instruments or any other financial instruments, nor do we utilize any derivative commodity instruments in our operations, nor any similar market sensitive instruments.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rate at December 31, 2008, was approximately 6.8 Renminbi to 1 U.S. dollar.  The exchange rate at March 31, 2008 was approximately 7.0 Renminbi to 1 U.S. dollar.  The exchange rate is currently permitted to float within a very limited range.

Item 4. Controls and Procedures

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

During our review of our financial statements and results for the year ended December 31, 2008 and 2007, and following our termination of our prior auditors and the re-audit of our financial statements for the years ended December 31, 2006 and 2005, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, identified several internal control matters that constitute material weaknesses and significant deficiencies, which we view as an integral part of our disclosure controls and procedures.  Consequently, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at December 31, 2007, March 31, 2008 or December 31, 2008.  These weaknesses and deficiencies are discussed below under “— Management’s Report on Internal Control Over Financial Reporting.”

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

During our review of our financial statements and results for the years ended December 31, 2008 and 2007 and for the quarter ended March 31, 2008, and following our termination of our prior auditors and the re-audit of our financial statements for the years ended December 31, 2006 and 2005, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, and concluded that these controls were not effective at December 31, 2007, March 31, 2008 or December 31, 2008.  As a result of that assessment, we identified the following internal control matters that constitute material weaknesses or significant deficiencies:

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

o	Timing of management’s assessment – We did not timely perform and document our management assessment of our internal controls over financial reporting.

•	Significant deficiencies in our internal controls over financial reporting:

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

Changes in Internal Controls
During the third and fourth quarters of our 2007 fiscal year, since the end of our 2007 fiscal year, and since the end of our 2008 fiscal year, we have begun the implementation of some of the remedial measures described above, including hiring additional staff, engaging consultants, training our staff, implementing more rigorous policies and procedures relating to period-end financial reporting, journal-entry approval, supporting documentation, account reconciliations, and management representation letters, and increasing our corporate audit focus on key accounting controls and processes, including documentation requirements.  We expect to continue to implement additional financial and management controls, reporting systems and procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

We expect to incur costs related to our planned acquisitions and expansion into new plants and ventures, which may not prove to be profitable. Moreover, any delays in our expansion plans could cause our profits to decline and jeopardize our business.

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

The recent global economic and financial market crisis could significantly impact our financial condition.

Current global economic conditions could have a negative effect on our business and results of operations. Economic activity in China, United States and throughout much of the world has undergone a sudden, sharp economic downturn following the recent housing downturn and subprime lending collapse in both the United States and Europe.  Market disruptions have included extreme volatility in securities prices, as well as severely diminished liquidity and credit availability.  The economic crisis may adversely affect us in a variety of ways. Access to lines of credit or the capital markets may be severely restricted, which may preclude us from raising funds required for operations and to fund continued expansion.  It may be more difficult for us to complete strategic transactions with third parties. The financial and credit market turmoil could also negatively impact our suppliers and customers, which could decrease our ability to source, produce and distribute our products and could decrease demand for our products. While it is not possible to predict with certainty the duration or severity of the current disruption in financial and credit markets, if economic conditions continue to worsen, it is possible these factors could significantly impact our financial condition.

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

For example, our raw milk cost increased by approximately 45% in 2008 due to various factors, including, we believe, general economic conditions, such as inflation and fuel prices, and rising production costs.  We also expect that our raw material prices will continue to fluctuate and be affected by inflation in the future. Changes to our raw materials prices may result in increases in production and packaging costs, and we may be unable to raise the prices of our products to offset such increases in the short term or at all. As a result, our results of operations may be materially and adversely affected.

We are subject to public company reporting and other requirements for which we will incur substantial costs and our accounting and other management systems and resources may not be adequately prepared.

We incur significant legal, accounting, insurance and other expenses as a result of being a public company.  For example, laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules related to corporate governance and other matters subsequently adopted by the SEC and the NYSE Arca, result in substantial costs to us, including legal and accounting costs, and may divert our management’s attention from other matters that are important to our business.  Compliance with Section 404 of SOX requires that our management annually assess the effectiveness of our internal control over financial reporting and that our independent auditors report on management’s assessment.  During our review of our financial statements and results for the years ended December 31, 2008 and 2007, and following our termination of our prior auditors and the re-audit of our financial statements for the years ended December 31, 2006 and 2005, our management identified several internal control matters that constitute material weaknesses and significant deficiencies and, consequently, has concluded that our internal control over financial reporting was not effective at December 31, 2007, March 31, 2008 or December 31, 2008.  Our independent registered public accountants noted several material weaknesses in our internal control over financial reporting but, due to limitations on the scope of their engagement, were not able to perform auditing procedures necessary to form an opinion on our internal control over financial reporting as of December 31, 2007.  In addition, management has concluded, based primarily on the identification of the material weaknesses and significant deficiencies, that our disclosure controls and procedures were not effective at March 31, 2008.  See “Part I—Item 4—Controls and Procedures” above. Material weaknesses in our internal controls over financial reporting related to financial statement review procedures, accounting treatment for routine and non-routine transactions, our internal audit function, and our untimely assessment of our internal controls over financial reporting.  Significant deficiencies in our internal controls over financial reporting related to period-end closing procedures, access to administrative and accounting systems, documentation of accounts receivable transfers and promoters expenses, and division of treasury and accounting duties.

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

In order for our China subsidiaries to pay dividends to us, a conversion of Renminbi into U.S. dollars is required, which, if not permitted by the PRC government, would cause an interruption in our operating cash flow. Under current PRC law, the conversion of Renminbi into foreign currency for capital account transactions generally requires approval from SAFE and, in some cases, other government agencies. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon our ability to meet our cash needs and to pay dividends to our shareholders. Although, our subsidiaries’ classification as wholly foreign-owned enterprises, or WFOEs, under PRC law permits them to declare dividends and repatriate their funds to us in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so. Any inability to repatriate funds to us would in turn prevent payments of dividends to our shareholders.

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

If the PRC tax authorities determine that American Dairy, Inc. is a “resident enterprise” for PRC enterprise income tax purposes, unfavorable PRC tax consequences could follow. First, we may be subject to enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” such dividends may be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 and 2009 tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

We have assessed whether we are a “resident enterprise” for purposes of the New EIT Law and believe that we are not. However, given the uncertainty regarding the new tax rules, our assessment may be incorrect. If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to tax in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.  In addition, we have not accrued any tax liability associated with the possible payment of dividends to our U.S. parent company. Such a tax would be an added expense appearing on our income statement, which would reduce our net income.

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

We maintain certain bank accounts in China that are not protected by FDIC insurance or other insurance. As of March 31, 2008, we held approximately $11.2 million in bank accounts in China.  If a PRC bank holding our funds experienced insolvency, it may not permit us to withdraw our funds, which would result in a loss of such funds and reduction of our net assets.

Limited and uncertain trademark protection in China makes the ownership and use of our trademark uncertain.

We have obtained trademark registrations for the use of our trade name “ Feihe” as well as our “Fei Fan” and “Fei Rui” brands, which have been registered with the PRC Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products.  We believe our trademark is important to the establishment of consumer recognition of our products.  However, due to uncertainties in PRC trademark law, the protection afforded by our trademark may be less than we currently expect and may, in fact, be insufficient. Moreover, even if it is sufficient, in the event it is challenged or infringed, we may not have the financial resources to defend it against any challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademark could have a material adverse effect on our business, operations and finances.

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

Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, beneficially owned approximately 51.6% of our common stock as of March 31, 2009.  Our executive officers and directors as a group beneficially owned approximately 53.9% of our common stock as of March 31, 2009.  Consequently, these individuals will likely be able to determine the composition of our board of directors, retain the voting power to approve certain matters requiring shareholder approval and continue to have significant influence over our operations.  The interests of these shareholders may be different than the interests of other shareholders on these matters.  This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

As of March 31, 2008 we had approximately $160.0 million of total liabilities, which included approximately $98.2 million of outstanding principal on the 2009 Notes and 2012 Notes.  Our high level of indebtedness could have important consequences, including the following:

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

We have issued an aggregate principal amount of $80.0 million in 2012 Notes.  The indentures under which the 2012 Notes were issued contain covenants restricting our operations, including restrictions on:

•	our use and maintenance of our properties;

•	incurrence of indebtedness;

•	declaring or paying dividends or other distributions;

•	repurchasing our capital stock or subordinated obligations;

•	making investments;

•	incurring liens;

•	selling assets;

•	our use of the proceeds from the sale of the 20 12 Notes; and

•	our engaging in business unrelated to dairy and related food products.

The indentures also require us to maintain tangible net worth ratios, to complete a qualifying initial public offering of our common stock by December 1, 2008, to repurchase some or all of our 2012 Notes from electing holders upon certain assets sales, upon certain change of control transactions or if our common stock ceases to trade on a qualifying U.S. stock exchange, and to file reports under the Exchange Act with the SEC.  In addition, the outstanding 2012 Notes will accrue additional interest at an annual rate of 5.0% if a qualifying initial public offering has not occurred by December 1, 2008, and we will also be obligated to pay an additional amount equal to 3.0% of the principal amount of the outstanding 2012 Notes if a qualifying initial public offering has not occurred by December 1, 2008 and an additional amount equal to 1.0% of the principal amount of the outstanding 2012 Notes if we fail to retain a qualified auditor at any time after May 1, 2008.  Although we have entered into a supplemental indenture pursuant to which we have obtained waivers and consents from the holders of the 2012 Notes, those waivers and consents are limited in scope and are conditioned on events, including our timely making required repurchase payments, that we may not be able to satisfy.  Our failure to comply with the restrictions on our operations and other requirements under our indentures could constitute an event of default, subject us to litigation, and have an adverse effect on our business and financial condition.  See “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—1.00% Senior Secured Convertible Notes Due 2012” above and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—Restructuring of 2012 Notes” above.

Our failure to repurchase the 2012 Notes pursuant to the supplemental indenture could adversely affect our business and financial condition.

Pursuant to the supplemental indenture with respect to the 2012 Notes, holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligates us to repurchase the 2012 Notes for an aggregate amount of $92.0 million in accordance with the terms and conditions of the supplemental indenture.  Accordingly, we have paid $15,333,333 to the holders of the 2012 Notes, of which $11,000,000 was paid in November 2008 and $4,333,333 was paid in January 2009, and we are obligated to pay an additional $15,333,333 by each of April 15 and July 15, 2009 and to pay the remaining $46.0 million by October 15, 2009.  We may not have adequate cash on hand or generate sufficient cash flows to make the repurchase payments and, even if we do, making such payments could substantially impair our liquidity and capital resources.  Additional financing sufficient to make the repurchase payments may not be available on satisfactory terms, if at all. If we do not make the required repurchase payments on April 15, 2009, July 15, 2009 or October 15, 2009, the waivers granted to us under the supplemental indenture will terminate, which will restrict our business operations, the 2012 Notes will recommence accruing interest, which will adversely affect our business and financial condition, and the holders of the 2012 Notes could exercise their conversion rights under the indentures, which may result in substantial dilution.  See “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—Restructuring of 2012 Notes” above.

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

•
additional interest accruing at an annual rate of 0.25% for the first 90 days, and thereafter at an annual rate of 0.5%, if, within 90 days of our eligibility to do so, we fail to file a shelf registration statement for the 2012 Notes, the guarantees of the 2012 Notes, and any shares of our common stock issuable upon conversion of the 2012 Notes, or if such a shelf registration statement does not become effective within 180 days our eligibility to make such a filing.

Although the holders of our 2012 Notes have waived these additional payment and interest obligations, the waiver provides that these obligations will recommence if we do not make the required 2012 Note repurchase payments pursuant to the supplemental indenture.  If we are unable to make the repurchase payments and to comply with the public offering and registration statement requirements, our business and financial condition will be adversely affected.  See “Part I—Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—Restructuring of 2009 Notes” above and “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—Restructuring of 2012 Notes” above.

We are at risk of securities litigation.

We are at risk of being subject to securities litigation, including possible enforcement action or class action lawsuits.  The SEC has notified us of an informal investigation related to our former independent registered public accountants.  While we believe that the primary focus of the investigation is not related to our business or management, but rather to the independence of our former auditors, the SEC may expand the focus of its investigation or pursue action against us.  Following notification of the investigation, we dismissed our former auditors, sued our former auditors, engaged new independent registered public accountants, commenced a re-audit of historical financial statements, and restated our financial statements as of and for our fiscal years ended December 31, 2005 and 2006.  Accordingly, we were unable to file Exchange Act reports for 2007 and 2008 in a timely manner.  Securities class action litigation has often been brought against companies who have been unable to provide current public information or who have restated previously filed financial statements.  Such litigation is complex and could result in substantial costs, divert management’s attention and resources, and seriously harm our business, financial condition and results of operations.

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

American Dairy, Inc.

Date: April 15, 2009	By:	/s/ Leng You-Bin

Leng You-Bin, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Jonathan H. Chou,

Jonathan H. Chou, Chief Financial Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X