Form 10-Q
period 2008-06-30
AMERICAN DAIRY INC
filed 2009-04-15
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares outstanding of the registrant’s common stock as of March 31, 2009 was 17,253,907.

AMERICAN DAIRY, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

 TABLE OF CONTENTS

EXPLANATORY NOTE

We were unable to timely file this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.  In December 2007, we dismissed Murrell, Hall, McIntosh & Co. PLLP, or MHM, as our independent registered public accountant following notification of an informal SEC investigation related to individuals and entities that provided accounting or certain advisory services to us, including MHM and Henny Wee & Co.  We believe that the primary focus of the investigation is not related to our business or management, but rather to the independence of MHM and Henny Wee & Co.  In April 2008, we filed a lawsuit against MHM in the United States District Court for the Western District of Oklahoma alleging that MHM breached its duties of due care and professional competence when serving as our independent registered public accountant.  In January 2008, we engaged Grant Thornton, the Hong Kong member firm of Grant Thornton International Ltd., as our new independent registered public accountants.  In addition, we initiated a voluntary re-audit of certain historical financial statements.  During the course of the re-audit, we identified items that require reclassification and errors that require correction in certain financial statement line items in our previously filed financial statements.

This Quarterly Report contains our unaudited financial statements for the quarter ended June 30, 2008, including unaudited financial data derived from management accounts for the quarters ended June 30, 2008 and 2007.  The unaudited financial data for 2007 has been revised from previously reported information to reflect the reclassification of certain items and the correction of certain errors.  See “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements, including the notes thereto, for further information.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	US$	US$
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	11,703,116	11,181,484
Time deposit	-	8,214,002
Notes and loans receivable	9,666,448	1,285,382
Trade receivables, net of allowance of $731,526 and $670,113, respectively	14,486,797	4,518,647
Due from related parties	338,497	115,477
Employee receivable	399,140	105,662
Advances to suppliers	39,541,752	29,166,883
Inventories, net of allowance of $437,685 and $744,067, respectively	32,325,224	24,696,034
Prepayments and other current assets	-	2,567,262
Refundable taxes	1,214,533	143,703
Deposit for land use right	7,323,150	6,889,251
Other receivables	1,446,139	3,960,921
Total current assets	118,444,796	92,844,708

Investments:
Investment in mutual funds – available for sale	101,704	171,125
Investment at cost	261,939	246,420
	363,643	417,545
Property and equipment:
Property and equipment, net	55,851,950	52,279,811
Construction in progress	43,788,548	33,009,992
	99,640,498	85,289,803
Biological assets:
Immature biological assets	8,933,444	-

Other assets:
Deposit for equity investment	31,505,574	28,269,857
Long term notes and loans receivable, net of allowance of $4,000,000 and $4,000,000, respectively	-	1,368,999
Prepaid leases	22,077,883	20,967,898
Goodwill	2,276,991	2,142,079
Deferred tax	53,629	-
Deferred charges, net	2,958,346	3,328,140
Total assets	286,254,804	234,629,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Current maturities of long term debt	1,556,361	1,464,145
Notes and loans payable	16,767,289	8,512,446
Accounts payable	21,483,003	9,970,688
Accrued expenses	8,227,082	5,830,658
Income taxes payable	478,846	238,745
Advances from customers	9,310,662	4,970,342
Due to related parties	412,773	401,560
Advances from employees	626,428	574,579
Accrued employee benefits	1,657,099	1,088,600
Other payable	8,805,034	10,436,929
Total current liabilities	69,324,577	43,488,692

Long term debt, net of current portion	1,369,001	382,465
Long term tax payable	2,491,965	1,714,429
Convertible debt, net	66,302,275	55,237,771
Derivatives	34,311,655	50,019,300
Deferred income	5,964,873	1,580,508
Total liabilities	179,764,346	152,423,165

Minority interests	547,178	536,977

Shareholders’ equity
Ordinary shares (US$0.001 par value, 50,000,000 shares authorized; 16,964,768 and 16,961,768 issued and outstanding as of June 30, 2008 and 2007, respectively)	16,964	16,961
Additional paid-in capital	22,644,076	22,629,333
Ordinary share warrants	3,003,448	3,011,444
Statutory reserves	6,040,382	6,040,382
Accumulated other comprehensive income	24,280,354	12,081,467
Retained earnings	49,958,056	37,889,300
Total shareholders’ equity	105,943,280	81,668,887

Total liabilities and shareholders’ equity	286,254,804	234,629,029

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Six months ended June 30,
	2008	2007
	US$	US$
	(unaudited)	(restated and unaudited)

Sales	89,071,473	76,118,386

Cost of goods sold	58,654,152	38,069,178

Gross profit	30,417,321	38,049,208

Operating and administrative expenses:
Sales and marketing	18,554,488	21,206,718
General and administrative	4,920,319	4,397,863
Total operating expenses	23,474,807	25,604,581

Income from operations	6,942,514	12,444,627

Other income (expenses):
Interest income	231,752	50,286
Interest and finance costs	(10,373,367)	(2,776,125)
Amortization of deferred charges	(369,794)	-
Registration rights penalty	(1,440,650)	-
Gain on derivatives	15,707,645	2,832,965
Government subsidy-tax refund	3,870,734	3,461,736
Other income, net	444,275	234,945
Income before income tax expenses and minority interests	15,013,109	16,248,434

Income tax expenses	2,934,151	2,889,166
Net income before minority interests	12,078,958	13,359,268

Minority interests	(10,202)	-
Net income attributable to ordinary shareholders	12,068,756	13,359,268

Other comprehensive income:
Cumulative currency translation adjustments	12,277,954	1,616,970
Change in fair value of available for sale investment	(79,067)	-

Total comprehensive income	24,267,643	14,976,238

Earnings per ordinary share
Basic	0.71	0.84
Diluted	0.69	0.76

Weighted average ordinary shares outstanding
Basic	16,963,795	15,905,685
Diluted	17,600,046	19,061,530

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Ordinary shares					Accumulated
	(US$0.001 par value)		Additional	Ordinary		Other		Total
	Number of	Par	Paid-in	Share	Statutory	Comprehensive	Retained	Shareholders’
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Equity
		US$	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2008	16,961,768	16,961	22,629,333	3,011,444	6,040,382	12,081,467	37,889,300	81,668,887
Warrant exercise	3,000	3	14,743	(7,996)	-	-	-	6,750
Net income	-	-	-	-		-	12,068,756	12,068,756
Currency translation adjustments	-	-	-	-	-	12,277,954	-	12,277,954
Change in fair value of available for sale investments	-	-	-	-	-	(79,067)	-	(79,067)
Balance as of June 30, 2008	16,964,768	16,964	22,644,076	3,003,448	6,040,382	24,280,354	49,958,056	105,943,280

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2008	2007
	US$	US$
	(unaudited)	(restated and unaudited)
Cash flows from operating activities:
Net income before minority interests	12,078,958	13,359,268
Adjustments to reconcile net income to operating activities:
Depreciation of property and equipment	1,961,537	1,273,534
Amortization of prepaid leases	189,328	62,292
Amortization of deferred income	(6,755)	-
Provision for losses on receivables	-	131,233
Provision for losses on inventories	8,811	160,197
Compensation expenses for stock issued	-	1,060,750
Interest expense from accrual of guaranteed redemption value	7,354,133	-
Interest expense from amortization of note discounts	3,710,371	654,695
Gain on derivatives	(15,707,645)	(2,832,965)
Amortization of deferred charges	369,794	-
Changes in assets and liabilities
(Increase) decrease in trade receivable, net	(9,976,960)	215,156
(Increase) decrease in due from related parties	(223,021)	103,416
(Increase) decrease in employee receivable	(293,478)	214,150
Increase in advances to suppliers	(10,374,869)	(24,132,178)
Increase in inventories, net	(7,621,472)	(2,463,199)
Decrease (increase) in prepayments and other assets	2,567,262	(1,860,934)
Increase in refundable taxes	(1,070,830)	(769,884)
Decrease (increase) in other receivable	2,080,880	(386,504)
Increase in accounts payable and accrued expenses	11,571,560	5,719,499
Increase (decrease) in income taxes payable	240,101	(64,574)
Increase in advances from customers	4,340,320	523,716
Increase (decrease) in due to related parties	11,214	(151,632)
Increase (decrease) in advances from employees	51,849	(107,231)
Increase (decrease) in accrued employee benefits	568,499	(34,668)
Decrease in other payable	(1,059,460)	(393,948)
Changes in deferred income	4,352,033	-
Increase in deferred tax assets	(53,629)	-
(Decrease) increase in long term tax payable	777,537	347,735
Net cash provided by (used in) operating activities	5,846,068	(9,372,076)

Cash flows from investing activities:
Purchase of property and equipment	(9,894,281)	(7,639,766)
Purchase of leases	-	(1,022,567)
Purchase of biological assets	(8,094,576)	-
Increase in short term notes and loans receivable	(6,984,498)	(228,555)
Decrease in time deposit	8,446,778	-
Deposits paid for equity investment	(1,390,763)	-
Net cash used in investing activities	(17,917,340)	(8,890,888)

Cash flows from financing activities:
Proceeds from short term notes and loans payable	7,647,315	3,898,390
Repayment of short term notes and loans payable	-	(8,305,159)
Proceeds from long term debt	944,182	-
Repayment of long term debt	(26,595)	(1,066,135)
Proceeds from convertible debt, net of issuance costs	-	76,302,066
Minority interest acquisition	-	469,496
Warrant exercise	6,750	195,000
Net cash provided by financing activities	8,571,652	71,493,658

Effect of exchange rate changes on cash	4,021,252	444,793

Net increase in cash and cash equivalents	521,632	53,675,487
Cash and cash equivalents, beginning of year	11,181,484	39,521,448
Cash and cash equivalents, end of year	11,703,116	93,196,935

Supplemental disclosure of cash flow information:
Cash paid during the year for income tax	(2,688,204)	(2,014,224)
Cash received during the year for tax refund	4,665,751	2,786,749
Interest paid during the year	(680,572)	(297,043)

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

The condensed consolidated balance sheets as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed consolidated interim financial statements do not include all of the information and footnote disclosure required by accounting principles generally accepted in the United States of America (“US GAAP”).  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring accruals) necessary to present fairly its financial position as of June 30, 2008 and December 31, 2007 and the results of its operations and cash flows for the six months ended June 30, 2008 and 2007.  These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto filed with the SEC on Form 10-K for the year ended December 31, 2007.  The interim operating results are not necessarily indicative of the results to be expected for an entire year.

For the period ended June 30, 2008, the Company has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K for the year ended December 31, 2007, except where additional accounting policy disclosure is made in these condensed consolidated financial statements.  The Company has reclassified certain 2007 balances to conform to the current period presentation.

2.           ADDITIONAL ACCOUNTING POLICIES

Biological assets

Immature biological assets

Biological assets consist of dairy cows held in the Group’s pastures for milking purposes.  Immature biological assets are recorded at cost, including acquisition costs, transportation costs, insurance expenses, interest costs and feeding costs incurred in bringing the asset to its intended productive state.  Once the asset reaches a productive state, the cost of the immature biological asset is transferred to mature biological assets using the weight average cost method.

Interest costs associated with immature biological assets are capitalized in the period they are incurred. Interest is no longer capitalized when the asset reaches a productive state. $378,902 in interest cost was capitalized for the six months ended June 30, 2008.

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

The Company recorded a provision for income tax of approximately $2.9 million and $2.4 million for the six month periods ended June 30, 2008 and 2007, respectively.  The income tax expense is comprised primarily from enterprise income taxes related to the business operations of the Company’s PRC subsidiaries. The increase of approximately $450,000 in the Company’s income tax expense results from an increase in the Company’s income subject to PRC tax.

The effective tax rate for the six months ended June 30, 2008 increased 2% from an 18% effective tax rate for the six months ended June 30, 2007 to 20%.

5.           EARNINGS PER ORDINARY SHARE

The following table sets forth the computation of net income attributable to shareholders for calculating basic and diluted earnings per ordinary share for the six months ended:

	June 30,
	2008	2007
	US$	US$
Net income attributable to shareholders – Basic	12,068,756	13,359,268
Effect of dilutive securities
Convertible notes	-	1,202,162
Net income attributable to shareholders – Diluted	12,068,756	14,561,430

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the six months ended:

	June 30,
	2008	2008
	US$	US$
Weighted-average shares – Basic	16,963,795	15,905,685
Effect of dilutive securities
Convertible notes	-	1,900,256
Warrants issued	636,251	1,255,589
Weighted-average shares - Diluted	17,600,046	19,061,530

For the six months ended June 30, 2008 and 2007, 1,424,799 and 0 shares, respectively, of the Company’s ordinary shares attributable to the potential conversion of the 7.75% Convertible Notes due 2009 were excluded from the calculation of diluted income per share because the conversion price of the 7.75% Convertible Notes due 2009 exceeded the average price of the Company’s ordinary shares.

For the six months ended June 30, 2008 and 2007, 251,040 and 0 shares attributable to the exercise of outstanding warrants, respectively, were excluded from the calculation of diluted income per share because the conversion price or exercise price exceeded the average price of the Company’s ordinary shares.

For the six months ended June 30, 2008 and 2007, 5,555,556 and 537,037 shares, respectively, of the Company’s ordinary shares attributable to the potential conversion of the 1% Guaranteed Senior Secured Convertible Notes due 2012 were excluded from the calculation of diluted income per share because the conversion price of the 1% Guaranteed Senior Secured Convertible Notes due 2012 exceeded the average price of the Company’s ordinary shares.

6.           INVENTORIES, NET

The inventory amounts included in the condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007 comprised of:

	June 30, 2008	December 31, 2007
	US$	US$
Raw materials	8,998,276	9,420,116
Work-in-progress	7,742,299	9,459,614
Finished goods	15,584,649	5,816,304
Total inventories, net	32,325,224	24,696,034

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

In February 2008, the Company, through its subsidiary Beijing Feihe, made an initial deposit payment of $1,390,763 to Ausnutria Holding Co., Ltd., which indirectly owns Ausnutria, in connection with the Company’s efforts to resolve the incomplete transactions under the 2007 EPA.  At June 30, 2008, the Company recorded a total deposit for investment of $31,505,574, of which $1,844,954 of the increase was related to change in exchange rate.

8.           NOTES AND LOANS PAYABLE

Notes payable and loans payable included in the condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007 comprised of:

	June 30, 2008	December 31, 2007
	US$	US$

Note payable to a bank in the PRC, bearing interest at 7.29% per annum, secured by plant and machinery and prepaid lease, payable with interest on maturity, due on October 29, 2008	3,638,057	3,422,501

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, unsecured, payable with interest on maturity, due on December 25, 2008	3,638,057	3,422,502

Note payable to a bank in the PRC, bearing interest at 8.019% per annum, secured by equipment, payable with interest on maturity, due on December 5, 2008	1,455,223	1,369,000

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, unsecured, payable with interest on maturity, due on May 11, 2009	4,511,191	-

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, secured by prepaid lease, payable with interest on maturity, due on May 11, 2009	2,764,923	-

Unsecured, non-interest bearing loan payable to a third party, due on May 31, 2009	442,600	-

Unsecured, non-interest bearing loan payable to County Finance Department, due on demand. (i)	317,238	298,443

Total	16,767,289	8,512,446

(i)  Shanxi received funding from the local County Finance Department for its construction of the production facilities in the region.  Although, no repayment terms were attached with the funds, the Company considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

None of the notes and loans payables have restrictions or covenants attached.

9.   RELATED PARTY TRANSACTIONS

Due from/to related parties included in the condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007 comprised of:

	June 30, 2008	December 31, 2007
	US$	US$
Due from related parties:
Due from Directors of the Group	61,938	50,855
Due from related companies	276,559	64,622

Total	338,497	115,477

	June 30, 2008	December 31, 2007
	US$	US$
Due to related parties:
Due to Directors of the Group	77,956	129,222
Due to related companies	95,322	20,788
Loan payable to a related party	239,495	251,550

Total	412,773	401,560

Due from/to Directors of the Group

As part of normal business operation, Directors of the Group will from time to time incur expenses on behalf of the Group, or receive advances from the Group for settlement of Group expenses.  The amounts outstanding at year end are of short term nature and due on demand.

As of June 30, 2008 and December 31, 2007, the Group had the following balances due from its Directors:

	June 30, 2008	December 31, 2007
	US$	US$

Liu Hua	25,061	47,208
Leng You-Bin	36,877	-
Directors of subsidiaries in the PRC	-	3,647

Total	61,938	50,855

As of June 30, 2008 and December 31, 2007, the Group had the following balances due to its Directors:

	June 30, 2008	December 31 2007
	US$	US$

Leng You-Bin	77,956	41,606
Liu Sheng-Hui	-	87,616
Directors of subsidiaries in the PRC	-	-
	-
Total	77,956	129,222

Due from/to related companies

Mr. Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group.  During the six months ended June 30, 2008 and 2007, the Group sold goods to companies owned by close family members of Mr. Leng You-Bin, including one company, on an arm’s length basis.

For the six month periods ended June 30, 2008 and 2007, the Group made sales of goods to the following related companies:

	June 30,
	2008	2007
	US$	US$
Tangshan Feihe Trading Company	470,850	348,407
Qianhuangdao Feihe Trading Company	97,136	99,394
Dalian Hewang Trading Company	26,994	12,986
Total	594,980	460,787

As of June 30, 2008 and December 31, 2007, the Group had the following balances due from its related companies:

	June 30, 2008	December 31, 2007
	US$	US$

Tangshan Feihe Trading Company	276,470	64,622
Dalian Hewang Trading Company	89	-

Total	276,559	64,622

As of June 30, 2008 and December 31, 2007, the Group had the following balances due to its related companies for payments for goods received in advance:

	June 30, 2008	December 31, 2007
	US$	US$

Qianhuangdao Feihe Trading Company	95,322	16,412
Dalian Hewang Trading Company	-	4,376

Total	95,322	20,788

Loan payable to related parties

The Group has an outstanding loan payable to a charitable organization set up by Leng You-Bin for under privileged children in the Heilongjiang province of the PRC, of $239,495 and $251,550 as of June 30, 2008 and December 31, 2007, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

10.        LONG TERM DEBT

Long term debt comprised of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	US$	US$

Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by buildings and payable in monthly installments of $8,907, including interest. The Loan commenced in 2004 and matures on September 30, 2012	487,863	484,455

Loan payable to a financial institution in the PRC, bearing interest at 5.85%, unsecured and payable on maturity. The loan commenced in 2007 and matures on December 15, 2008	1,447,947	1,362,155

Loan payable to local government, non-interest bearing, unsecured and payable on maturity. The loan commenced on January 29, 2008 matures on December 31, 2009	989,552	-

	2,925,362	1,846,610
Less: current portion of long term debt	(1,556,361)	(1,464,145)
	1,369,001	382,465

None of the long term debt has restrictions or covenants attached.

11.        CONVERTIBLE DEBT, NET

Convertible debt consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	US$	US$
7.75% Convertible Notes due 2009:
Principal	18,200,000	18,200,000
Less: Note discount	(779,943)	(1,091,919)
	17,420,057	17,108,081

1.00% Guaranteed Senior Secured Convertible due 2012:
Principal	80,000,000	80,000,000
Add: Guaranteed redemption accrual	15,506,000	8,151,867
Less: Note discount	(46,623,782)	(50,022,177)
	48,882,218	38,129,690

Total convertible debt, net	66,302,275	55,237,771
Less: current portion	-	-
	66,302,275	55,237,771

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

The 2009 Notes mature on October 2, 2009, accrue interest at an annual rate of 7.75% compounded annually and payable in ordinary shares at maturity, and contain customary representations, warranties, and events of default, including failure to pay amounts due under the 2009 Notes, failure to comply with certain covenants, and the occurrence of certain insolvency events.  The principal and accrued and unpaid interest due under the 2009 Notes may be converted at the option of the holder into ordinary shares at an initial conversion price of $14.50 per share.  The conversion price is subject to adjustments for dividends, subdivisions, combinations, and other events.  Subject to the same adjustments, the Warrants permit the holders to acquire, at any time prior to October 2, 2012, an aggregate of approximately 251,000 ordinary shares at an initial exercise price of $14.50 per share.  As of June 30, 2008, the conversion price of the 2009 Notes and the exercise price for the Warrants were $14.50 per share.

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

1.00% Guaranteed Senior Secured Convertible Notes Due 2012

On June 1, 2007 and June 27, 2007, pursuant to a notes purchase agreement and related agreements, the Company issued an aggregate principal amount of $60,000,000 and $20,000,000, respectively, in 1% Guaranteed Senior Secured Convertible Notes due 2012 (the “2012 Notes”).  The 2012 Notes accrue interest at an annual rate of 1.00%, payable in cash on June 1 and December 1 of each year, and mature on the five-year anniversary of their issuance.  The 2012 Notes have been guaranteed by certain of the Company’s subsidiaries and secured by a pledge of all of the Company’s equity interest in AFC and a pledge of 2,664,340 ordinary shares held by Leng You-Bin, the Chairman, Chief Executive Officer, President, and General Manager of the Company.  Costs of $3,697,934 associated with the 2012 Notes were capitalized as a deferred charge and are shown as an other asset as of December 31, 2007.  These costs were to be amortized over the term of the 2012 Notes.  Amortization of $369,794 and $0 was charged to expense during the six months ended June 30, 2008 and 2007, respectively.

The principal amount of the 2012 Notes is convertible into ordinary shares at the option of the holder at an initial conversion price of $24.00 per share.  On March 1, 2008, pursuant to a semi-annual reset provision based on the volume-weighted 30-day average trading price of the ordinary shares, the conversion price of the 2012 Notes was reset at $12.00 per share.  The conversion price is also subject to adjustments for dividends, subdivisions, issuances of ordinary shares or warrants below current market prices, and other events.  If not previously converted or repurchased, upon maturity the Company must redeem the 2012 Notes at a price equal to $228,776 per each $100,000 in principal amount of 2012 Notes.  As of June 30, 2008 and December 31, 2007, the Company accrued $15,506,000 and $8,151,867 of the redemption amount related to the Notes.

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

At the date of issuance of the 2012 Notes, the Company determined that the convertible note instrument contained embedded derivatives. The fair value of the embedded derivatives was determined to be $53,298,331 and was recorded as a derivative liability at inception. That amount was accreted through charges to the statements of operations and comprehensive income using the effective interest method over the period of the 2012 Note obligations. At June 30, 2008 and December 31, 2007, the fair value of the derivatives was $34,311,655 and $50,019,300, respectively. The reduction in the fair value of the derivative was also recorded in the statements of operations and comprehensive income as gain on derivatives during the six months ended June 30, 2008.

On March 1, 2008, pursuant to the indentures governing of the 2012 Notes, the conversion price of the 2012 Notes was reset to $12.00 per share.

12.           ACCRUED EXPENSES

Accrued expenses as of June 30, 2008 and December 31, 2007 consist of the following:

	2008	2007
	US$	US$

Accrued selling expenses	1,826,886	2,889,739
Accrued interest	2,698,048	1,837,686
Other accrued expenses	3,702,148	1,103,233
	8,227,082	5,830,658

13.           OTHER PAYABLE

Other payable as of June 30, 2008 and December 31, 2007 consists of the following:

	2008	2007
	US$	US$

Payable for property and equipment	4,206,324	4,883,238
Payable for leases	2,049,998	1,945,519
Other payable	2,548,712	3,608,172
	8,805,034	10,436,929

14.           ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

At June 30, 2008, the Group had the following assets and liabilities measured at fair value:

		Fair value measurement at June 30, 2008
Description	June 30, 2008	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$	US$
Assets:
Investment in mutual funds	101,704	101,704
Liabilities:
Derivatives	34,311,655	-	27,983,182	6,328,473

At December 31, 2007, the Group had the following assets and liabilities measured at fair value:

		Fair value measurement at December 31, 2007
Description	December 31, 2007	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$	US$
Assets:
Investment in mutual funds	171,125	171,125
Liabilities:
Derivatives	50,019,300	-	27,983,182	6,328,473

Reconciliation of the beginning and ending balances for derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2008:

US$

Balance at January 1, 2008	12,520,986
Total losses included in earnings	(6,192,513)
Purchases, issuance, and settlements	-
Transfers in and/or out of Level 3	-
Balance at June 30, 2008	6,328,473

Reconciliation of the beginning and ending balances for derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2007:

US$

Balance at January 1, 2007	-
Total gains included in earnings	(536,697)
Purchases, issuance, and settlements	12,952,120
Transfers in and/or out of Level 3	-
Balance at June 30, 2007	12,415,423

Total gains and losses (realized and unrealized) included in earnings for the six months ended June 30, 2008 and 2007 are reported in other income as follows:

US$

Total losses included in earnings for the six months ended June 30, 2008	(6,192,513)
Change in unrealized gains or losses relating to liabilities still held at June 30, 2008	-

US$

Total gains included in earnings for the six months ended June 30, 2007	(536,697)
Change in unrealized gains or losses relating to liabilities still held at June 30, 2007	-

The derivatives are measured using the Monte Carlo simulation approach using a combination of inputs that are readily observable from market sources and the Group’s profit forecast constructed based on historical performance and expectation further performance of the Group.

15.        ORDINARY SHARES AND EQUITY TRANSACTIONS

During the six months ended June 30, 2008, the Company had the following stock transactions:

The Company issued 3,000 shares of its ordinary shares pursuant to the exercise of warrants at an exercise price of $2.25 for a total consideration of $6,750.

16.        OPTION PLAN AND WARRANTS

2003 Share Incentive Plan

Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the “Plan”) which reserved 3,000,000 ordinary shares for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies FASB 123(R) and related interpretations in accounting for the Plan. Compensation for services that a corporation receives under FASB 123(R) through share-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay.  Compensation expenses for share-based compensation of $0 and $1,060,750 were recorded during the six months ended June 30, 2008 and 2007, respectively, of which, in 2007, $409,500 was for bonuses to directors and $651,250 was for consulting services to independent consultants.

No stock appreciation rights have been issued under the Plan.

Warrants

As of June 30, 2008, the Company had 1,045,983, warrants outstanding at an average exercise price of $5.06 per warrant for one share each of the Company’s ordinary shares. The warrants will expire at various dates, with 793,943 expiring in 2009 and 251,040 expiring in 2012.

During the six months ended June 30, 2008 and 2007, 3,000 and 90,000 warrants, respectively, were exercised at various prices, resulting in proceeds of $6,750 and $195,000, respectively, to the Company.

	Warrants	Average exercise price
		US$
Outstanding warrants at January 1, 2008	1,048,983	5.05
Warrants granted	-	-
Exercised	(3,000)	2.25
Expired	-	-
Outstanding warrants at June 30, 2008	1,045,983	5.06

Information regarding the warrants outstanding at June 30, 2008 is summarized as below:

	Warrants outstanding at
	June 30, 2008
		Weighted
		Average	Weighted
		Remaining	Average
Exercise Prices	Warrants	Contractual	Exercise
US$	Outstanding	Life (years)	Price US$
1.50	184,543	1.3	1.50
2.25	610,400	1.2	2.25
14.50	251,040	4.3	14.50
	1,045,983

17.        COMMITMENTS AND CONTINGENCIES

Capital commitments for purchase of property and equipment and biological assets as of June 30, 2008 were $34,048,362.

18          SEGMENTS

The segment information for the reportable segments for the six months ended June 30, 2008 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	89,071,473	-	-	89,071, 473
Intersegment revenues	-	-	-	-
Goodwill	2,276,991	-	-	2,276,991
Segment income tax	2,934,151	-	-	2,934,151
Segment profit (loss)	11,664,904	(177,476)	3,525,681	15,013,109
Segment assets	385,838,667	45,178,859	187,402,320	618,419,846

The segment information for the reportable segments for the six months ended June 30, 2007 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	76,118,386	-	-	76,118,386
Intersegment revenues	-	-	-	-
Segment income tax	2,889,166	-	-	2,889,166
Segment profit (loss)	18,620,803	-	(2,372,229)	16,248,574

A reconciliation of reportable segment profit and assets to the Group’s totals is as follows:

	Six months ended June 30,
	2008	2007
Profit	US$	US$
Total profit for reportable segments	15,119,914	16,248,574
Elimination	-	(140)
Total consolidated net profit before tax and minority interest	15,119,914	16,248,434

2008
Assets	US$
Total assets for reportable segments	618,419,846
Elimination	(332,165,042)
Total assets	286,254,804

19.         ADJUSTMENTS TO PREVIOUSLY REPORTED FINANCIAL STATEMENTS

As a result of adjustments of the Company’s consolidated financial statements at and for the year ended December 31, 2007, certain amounts in the condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2007 were corrected from the amounts previously reported.

Pursuant to paragraph 26 of Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, the effect of the correction on each financial statement line item was as follows:

Reconciliation of Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2007 (unaudited)

	Note	Previously reported June 30, 2007	Reclassification	Correction of Errors	Effect of exchange rate change (i)	June 30, 2007 (as restated)
		US$	US$	US$	US$	US$

Sales	a	77,521,388	(1,084,459)	(160,970)	(157,573)	76,118,386

Cost of goods sold	b	41,699,461	(1,494,659)	(1,858,936)	(276,688)	38,069,178

Gross profit		35,821,927				38,049,208

Operating and administrative expenses:
Sales and marketing	c	20,104,071	910,669	191,978	-	21,206,718
General and administrative	d	4,039,062	(498,232)	868,510	(11,477)	4,397,863
Total operating expenses		24,143,133				25,604,581

Income from operations		11,678,794				12,444,627

Other income (expenses):
Interest income		-	50,286	-		50,286
Interest and finance costs	e	(2,749,977)	(50,286)	26,259	(2,121)	(2,776,125)
Gain on derivatives	f	-	-	2,832,965	-	2,832,965
Government subsidy – tax refund	g	1,143,221	2,155,578	150,047	12,890	3,461,736
Other income (expenses), net		(3,484)	85,314	153,107	8	234,945
Income before income tax expenses and minority interests		10,068,554				16,248,434

Income tax expenses	h	-	2,238,653	650,513		2,889,166
Minority interests		-				-
Net income attributable to ordinary shareholders		10,068,554				13,359,268

Other comprehensive income:
Cumulative currency translation adjustments	i	2,412,513			(795,543)	1,616,970

Total comprehensive income		12,481,067				14,976,238

Earnings per ordinary share
Basic		$0.63				$0.84
Diluted		$0.58				$0.76

Weighted average ordinary shares outstanding
Basic		15,900,884				15,905,685
Diluted		18,949,528				19,061,530

Explanation of the effect of the correction of errors

(a)  Overstatement of sales.

(b)  Cost of goods sold
Overstatement of cost of goods sold	(1,740,384)
Correction of inventory costing error	(242,658)
Increase allowance for inventories	15,233
Increase in depreciation expenses	108,873
Decrease in cost of goods sold	(1,858,936)

(c)  Under accrual of expenses.

(d)  General and administrative
Increase allowance for doubtful accounts	125,799
Under accrual of expenses	745,382
Over allocation of depreciation charges	(2,671)
Increase in general administrative expenses	868,510

(e)  Over accrual of interest expenses.

(f)  Recognize gain on derivatives.

(g)  Under accrual of income tax refund.

(h)  Under accrual of income tax expenses.

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

•
Raw Material Supply and Prices.  The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, in 2008 our raw milk price increased by approximately 45% and we expect they will continue to be affected by factors such as geographic location, rising feed prices, general economic conditions such as inflation and fuel prices, and fluctuations in production, rising production costs and competition.

•
Expenses Associated with Expansion. In implementing our plan to expand our business, we face corresponding increases in expenses in order to attract and retain qualified talent, implement strategic advertising campaigns, and finance our expansion.  In addition, we face various one-time, non-cash charges associated with the convertible notes we have issued to finance our business plans.

Results of Operations

The following table sets forth certain information regarding our results of operations:

	Six Months Ended June 30
	2008	2007
	($ in thousands)
Sales	89,071	76,118
Cost of goods sold	58,654	38,069
Gross profit	30,417	38,049
Operating and administrative expenses
Sales and marketing	18,554	21,207
General and administrative	4,920	4,398
Income from operations	6,943	12,445
Other income (expenses)	8,070	3,804
Income tax expenses	2,934	2,889
Net income attributable to ordinary shareholders	12,069	13,359
Cumulative currency translation adjustments	12,199	1,617
Total comprehensive income	24,268	14,976

Comparison of Six Month Periods Ended June 30, 2008 and 2007

Total Comprehensive Income
Total comprehensive income increased by approximately $9.3 million, or 62.0%, from approximately $15.0 million for the six month period ended June 30, 2007 to approximately $24.3 million for the six month period ended June 30, 2008.  This increase was primarily attributable to an increase of approximately $13.0 million, or 17.0%, in sales, an increase of approximately $4.4 million, or 112.0%,  in other income, an increase of approximately $10.6 million, or 654.4%, in cumulative currency translation adjustments and a decrease in total operating expenses of approximately $2.1 million, or 8.3%, offset in part by an increase of approximately $20.6 million, or 54.1%, in cost of goods sold. Our gross profit margin decreased from 50.0% for the six month period ended June 30, 2007 to 34.1% for the six month period ended June 30, 2008.

Sales
Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products.  Sales increased by approximately $13.0 million, or 17.0%, from approximately $76.1 million for the six month period ended June 30, 2007 to approximately $89.1 million for the six month period ended June 30, 2008.  This increase was primarily attributable to expanding our market areas and distribution network throughout China, increased demand for high quality products and strong market acceptance of these products, as well as an increase in sales quantities of several high profit margin products.

The following table sets forth information regarding the sales of our principal products during the six month period ended June 30, 2008 and 2007:

	Six months ended June 30, 2008			Six months ended June 30, 2007			Six months ended June 30, 2008 over 2007
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales

Milk powder	8,080	56,494	63.4	9,038	58,207	76.5	(958)	(1,713)	(2.9)
Raw milk powder	7,212	27,652	31.0	4,375	10,438	13.7	2,837	17,214	164.9
Soybean powder	881	1,785	2.0	1,127	4,410	5.8	(246)	(2,625)	(59.5)
Rice cereal	422	2,310	2.6	988	2,024	2.6	(566)	286	14.1
Walnut products	161	830	1.0	250	989	1.3	(89)	(159)	(16.1)
Other	-	-	-	19	50	0.1	(19)	(50)	(100.0)
Total	16,756	89,071	100.0	15,797	76,118	100.0	959	12,953	17.0

In the six month period ended June 30, 2008, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	2008	2007
Sales revenues (in thousands)	$89,071	$76,118
Total sales volume (kilograms in thousands)	16,756	15,797
Average selling prices/kilogram (in thousands)	$5.32	$4.82

The increase in average sales price per kilogram, as reflected in the table, is relatively small and primarily attributable to the shift in product mix to higher end products rather than an increase in the sales price of individual products.  Prices per kilogram actually increased in the two most significant product lines as demonstrated in the following table, which reflects the average sales price per kilogram by product for the six month period ended June 30, 2008 and the six month period ended June 30, 2007 and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
Product	Six Months ended June 30		Percentage Change
	2008	2007
Milk powder	$6.99	$6.44	8.5
Raw milk powder	3.83	2.39	60.3
Soybean powder	2.03	3.91	(48.0)
Rice cereal	5.47	2.05	166.8
Walnut products	5.16	3.96	30.3
Other	-	2.63	(100.0)
Total	$5.32	$4.82	10.4

Cost of Goods Sold
Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead, shipping and handling costs for the products sold.  Cost of goods sold increased approximately $20.6 million, or 54.1%, from approximately $38.1 million for the six month period ended June 30, 2007 to approximately $58.7 million for the six month period ended June 30, 2008.  This increase was primarily attributable to an increase of approximately $16.0 million, or 87.1%, in cost of purchase of raw milk powder purchased from third parties for processing and distribution, as well as a general increase in costs resulting from economic conditions.

Operating and Administrative Expenses
Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses decreased by approximately $2.1 million, or 8.3%, from approximately $25.6 million for the six month period ended June 30, 2007 to approximately $23.5 million for the six month period ended June 30, 2008. This decrease was primarily attributable to a decrease of approximately $2.7 million, or 12.5%, in sales and marketing expenses from approximately $21.2 million for the six month period ended June 30, 2007 to approximately $18.6 for the six month period ended June 30, 2008.  Despite this year-over-year decrease in operating and administrative expenses, we expect our operating and administrative expenses to increase as we continue expanding our distribution network throughout China and seek to increase our market share and awareness of our premium quality products throughout China.

Income from Operations
As a result of the foregoing, our income from operations decreased by approximately $5.5 million, or 44.2%, from approximately $12.4 million for the six month period ended June 30, 2007 to approximately $6.9 million for the six month period ended June 30, 2008.

Other Income (Expenses)
Our other income (expenses) consists primarily of interest income, interest and finance costs, amortization of deferred charges, registration rights penalty, gain (loss) on derivatives, government subsidized tax refunds, and other income and expense accounts.  Other income (expenses) increased approximately $4.4 million, or 112.0%, from approximately $3.8 million for the six month period ended June 30, 2007 to approximately $8.1 million for the six month period ended June 30, 2008.  This increase was primarily attributable to an increase in gain on derivatives of approximately $12.9 million, or 454.5%, from approximately $2.8 million for the six month period ended June 30, 2007 to approximately $15.7 million for the six month period ended June 30, 2008, as well as increases in other income accounts.  This increase was offset in part by an increase in interest and finance costs of approximately $7.6 million, or 273.7%, from approximately $2.8 million for the six month period ended June 30, 2007 to approximately $10.4 million for the six month period ended June 30, 2008 and the incurrence of a registration rights penalty charge of approximately $1.4 million in the six month period ended June 30, 2008 (compared to $0 in the six month period ended June 30, 2007), as well as decreases in other income accounts.

Income Tax Expenses
We recorded a provision for income tax of $2.9 million and $2.4 million for the six months ended June 30, 2008 and 2007, respectively.  The income tax expense is comprised primarily of enterprise income taxes related to the business operations of the PRC subsidiaries.  The increase of approximately $450,000 in our income tax expense results from an increase in our income subject to PRC tax.

As of June 30, 2008, unrecognized tax benefits determined in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, or FIN 48, approximated $3.1 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $1.6 million at June 30, 2008.  The Company does not expect any material changes to the unrecognized tax benefits within the next twelve months.

We have cumulatively accrued approximately $0.4 million for estimated interest and penalties related to unrecognized tax benefits at June 30, 2008.  For the six months ended June 30, 2008, we recorded $160,000 of estimated interest and penalties.

We and our subsidiaries are subject to taxation in the U.S. and the PRC. Our U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2004. With a few exceptions, the tax years 2004-2007 remain open to examination by tax authorities in the PRC.

Cumulative Currency Translation Adjustments
Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments increased by approximately $10.6 million, or 654.5%, from approximately $1.6 million in the six month period ended June 30, 2007 to approximately $12.2 million in the six month period ended June 30, 2008.

Liquidity and Capital Resources

We had retained earnings of approximately $50.0 million at June 30, 2008 and $37.9 million at December 31, 2007.  As of June 30, 2008, we had cash and cash equivalents of approximately $11.7 million, total current assets of approximately $118.4 million, and working capital of approximately $49.1 million.  We have financed our activities to date principally from cash generated from operations and the sale of debt securities.

Our summary cash flow information is as follows:

	Six months ended June 30
Net cash provided by (used in):	2008	2007
	($ in thousands)
Operating activities	5,846	(9,372)
Investing activities	(17,917)	(8,891)
Financing activities	8,572	71,494

Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities increased approximately $15.2 million, from net cash used in operating activities of approximately $9.4 million in the six month period ended June 30, 2007 to net cash provided by operating activities of approximately $5.8 for the six month period ended June 30, 2008.  This decrease was primarily attributable to a decrease in net income of approximately $1.3 million, a decrease in compensation expenses for stock issued of approximately $1.1 million, an increase in gains on derivatives of approximately $12.9 million, an increase in trade receivables of approximately $10.2 million and an increase in inventories of approximately $5.2 million.  This decrease was offset in part by interest expense from accrual of guaranteed redemption value of our 2012 Notes of approximately $7.4 million (compared to $0 in the six month period ended June 30, 2007), an increase in interest expense from amortization of note discounts of approximately $3.7 million, a decrease in advances to suppliers of approximately $13.8 million, a decrease in prepayments and other assets of approximately $4.4 million, a decrease in other receivables of approximately $2.5 million, a decrease in accounts payable and accrued expenses of approximately $5.9 million and an increase in advances from customers of approximately $3.8 million.

Net Cash Used in Investing Activities
Net cash used in investing activities increased approximately $9.0 million, from approximately $8.9 million in the six month period ended June 30, 2007 to approximately $17.9 million in the six month period ended June 30, 2008.  This increase was primarily attributable to an increase in purchase of property and equipment of approximately $2.3 million, an increase in short term notes and loans receivable of approximately $6.8 million and deposits for equity investment totaling approximately $1.4 million (compared to $0 in the six month period ended June 30, 2007). This increase was offset in part by an decrease of approximately $8.5 million in time deposits.  Net cash used in investing activities primarily relates to our bank account and other cash management vehicles and expenditures associated with our construction and acquisition of new facilities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased approximately $63.0 million, from approximately $71.5 million in the six month period ended June 30, 2007 to approximately $8.6 million in the six month period ended June 30, 2008.  This decrease was primarily attributable to a decrease of approximately $76.3 million in proceeds from convertible debt. This decrease was offset in part by an increase of approximately $3.7 million in proceeds from short term notes and loans payable, a decrease in repayment of short term notes and loans payable of approximately $8.3 million and a decrease in repayment of long term debt of approximately $1.0 million.

Outstanding Indebtedness

Series B Convertible Notes
On June 30, 2005 and August 14, 2005, we issued two Series B Notes, in the aggregate principal amount of $5.0 million.  The Series B Notes accrued interest at 7.50% per annum, matured one year from their dates of issuance, and were convertible into shares of our common stock at an initial conversion price of $10.00 per share subject to adjustments for stock splits, dividends, reorganization and similar events.  The Series B Notes were issued to Pike Capital Partners L.P.  In July and August 2007, the $5.0 million principal amount plus $750,000 in accrued and unpaid interest was converted in accordance with the terms of the Series B Notes into 575,000 shares of our common stock, which were allocated between Pike Capital Partners, L.P. and its affiliate Pike Capital Partners (QP) LP, or collectively the Pike Entities.  On June 30, 2008, the Pike Entities beneficially owned in excess of 5% of our issued and outstanding common stock.

7.75% Convertible Notes Due 2009
On October 3, 2006, pursuant to a subscription agreement, we issued an aggregate principal amount of $18.2 million in 7.75% Convertible Notes due 2009, or the 2009 Notes, and warrants to purchase up to an aggregate of 251,000 shares of our common stock.  The value of the warrants of $1,871,859 was recorded as a discount to the value of the 2009 Notes and was to be amortized to interest expense over the term of the 2009 Notes.  The 2009 Notes mature on October 2, 2009, accrue interest at an annual rate of 7.75% compounded annually and payable in shares of our common stock at maturity, and contain customary representations, warranties, and events of default, including failure to pay amounts due under the 2009 Notes, failure to comply with certain covenants, and the occurrence of certain insolvency events.  The principal and accrued and unpaid interest due under the 2009 Notes may be converted at the option of the holder into shares of common stock at an initial conversion price of $14.50 per share.  The conversion price is subject to adjustments for dividends, subdivisions, combinations, and other events.  Subject to the same adjustments, the warrants permit the holders to acquire, at any time prior to October 2, 2012, an aggregate of approximately 251,000 shares of our common stock at an initial exercise price of $14.50 per share.  As of June 30, 2008, the conversion price of the 2009 Notes and the exercise price for the warrants was $14.50 per share.

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

1.00% Guaranteed Senior Secured Convertible Notes Due 2012
On June 1, 2007 and June 27, 2007, pursuant to a notes purchase agreement and related agreements, we issued an aggregate principal amount of $60.0 million and $20.0 million, respectively, in 1.00% Guaranteed Senior Secured Convertible Notes due 2012, or the 2012 Notes.  The 2012 Notes accrue interest at an annual rate of 1.00%, payable in cash on June 1 and December 1 of each year, and mature on the five-year anniversary of their issuance.  The 2012 Notes have been guaranteed by certain of our subsidiaries and secured by a pledge of all of our equity interest in AFC and a pledge of 2,664,340 shares of our common stock held by Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager.  Costs of $3,697,934 associated with the 2012 Notes were capitalized as a deferred charge and are shown as an other asset.  These costs were to be amortized over the term of the 2012 Notes.  Amortization of $369,794 was charged to expense during the sixth month period ended June 30, 2008.

The principal amount of the 2012 Notes is convertible into shares of our common stock at the option of the holder at an initial conversion price of $24.00 per share.  On March 1, 2008, pursuant to a semi-annual reset provision based on the volume-weighted 30-day average trading price of our common stock, the conversion price of the 2012 Notes was reset at $12.00 per share. The conversion price is also subject to adjustments for dividends, subdivisions, issuances of our common stock or warrants below current market prices, and other events.   If not previously converted or repurchased, upon maturity we must redeem the 2012 Notes at a price equal to $228,776 per each $100,000 in principal amount of 2012 Notes.  As of June 30, 2008 and December 31, 2007, we have accrued approximately $15.5 million and $8.2 million, respectively, of the redemption amount related to the 2012 Notes.

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

Pursuant to the investor rights agreement, we granted Citadel Equity Fund Ltd, or Citadel, a right of first refusal to purchase any securities we may propose to issue or sell until June 1, 2012.  We sold and issued a principal amount of $60.0 million of the 2012 Notes to Citadel.  On June 30, 2008, Citadel beneficially owned in excess of 5% of our issued and outstanding common stock.

At the date of issuance of the 2012 Notes, we determined that the convertible note instrument contained embedded derivatives.  The fair value of the embedded derivatives was determined to be $53,298,331 and was recorded as a derivative liability at inception.  That amount was accreted through charges to the statements of operations and comprehensive income using the effective interest method over the period of the 2012 Note obligations.  On June 30, 2008, the fair value of the derivatives was $34.3 million.  The reduction in the fair value of the derivatives was also recorded in the statements of operations and comprehensive income as gain on derivatives during the six month period ended June 30, 2008.

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

To resolve the incomplete transactions regarding Ausnutria, on December 16, 2008, we signed a letter of intent to sell all of the business activities and operations of Moveup.  On February 18, 2009, we, through our subsidiary Feihe Dairy, entered into a new equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, one of our directors and Vice President of Finance of Feihe Dairy, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for aggregate consideration of approximately $43.3 million.  The agreement is subject to customary representations, warranties, covenants and indemnities.  The purchase price is payable in two tranches.  We have received approximately $11.0 million from the purchasers, and the second tranche of approximately $32.3 million has been deposited into an escrow account and will be released to Feihe Dairy and Mr. Liu upon satisfaction of the closing conditions under the agreement, including completion of the application for amendment of shareholders with the local counterpart of the State Administration of Industry and Commence in Kedong County, Heilongjiang Province, China.  Due to the letter of intent we entered into in December 2008, accounts relating to Moveup will be reflected in our financial statements for the year ended December 31, 2008, as discontinuing operations.

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

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rate at December 31, 2008, was approximately 6.8 Renminbi to 1 U.S. dollar.  The exchange rate at June 30, 2008 was approximately 6.9 Renminbi to 1 U.S. dollar. The exchange rate is currently permitted to float within a very limited range.

Item 4T. Controls and Procedures

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

During our review of our financial statements and results for the year ended December 31, 2008 and 2007, and following our termination of our prior auditors and the re-audit of our financial statements for the years ended December 31, 2006 and 2005, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, identified several internal control matters that constitute material weaknesses and significant deficiencies, which we view as an integral part of our disclosure controls and procedures.  Consequently, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at December 31, 2007, June 30, 2008 or December 31, 2008.  These weaknesses and deficiencies are discussed below under “— Management’s Report on Internal Control Over Financial Reporting.”

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

During our review of our financial statements and results for the years ended December 31, 2008 and 2007 and for the quarter ended June 30, 2008, and following our termination of our prior auditors and the re-audit of our financial statements for the years ended December 31, 2006 and 2005, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO and concluded that these controls were not effective at December 31, 2007 or December 31, 2008.  As a result of that assessment, we identified the following internal control matters that constitute material weaknesses or significant deficiencies:

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

For example, our raw milk cost increased by approximately 45% in 2008 due to various factors, including, we believe general economic conditions, such as inflation and fiel prices, and rising production costs. We also expect that our raw material prices will continue to fluctuate and be affected by inflation in the future. Changes to our raw materials prices may result in increases in production and packaging costs, and we may be unable to raise the prices of our products to offset such increases in the short term or at all. As a result, our results of operations may be materially and adversely affected.

We are subject to public company reporting and other requirements for which we will incur substantial costs and our accounting and other management systems and resources may not be adequately prepared.

We incur significant legal, accounting, insurance and other expenses as a result of being a public company. For example, laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules related to corporate governance and other matters subsequently adopted by the SEC and the NYSE Arca, result in substantial costs to us, including legal and accounting costs, and may divert our management’s attention from other matters that are important to our business. Compliance with Section 404 of SOX requires that our management annually assess the effectiveness of our internal control over financial reporting and that our independent auditors report on management’s assessment. During our review of our financial statements and results for the years ended December 31, 2008 and 2007, and following our termination of our prior auditors and the re-audit of our financial statements for the years ended December 31, 2006 and 2005, our management identified several internal control matters that constitute material weaknesses and significant deficiencies and, consequently, has concluded that our internal control over financial reporting was not effective at December 31, 2007, June 30, 2008 or December 31, 2008. Our independent registered public accountants noted several material weaknesses in our internal control over financial reporting but, due to limitations on the scope of their engagement, were not able to perform auditing procedures necessary to form an opinion on our internal control over financial reporting as of December 31, 2007. In addition, management has concluded, based primarily on the identification of the material weaknesses and significant deficiencies, that our disclosure controls and procedures were not effective at June 30, 2008. See “Part I—Item 4T—Controls and Procedures” above. Material weaknesses in our internal controls over financial reporting related to financial statement review procedures, accounting treatment for routine and non-routine transactions, our internal audit function, and our untimely assessment of our internal controls over financial reporting. Significant deficiencies in our internal controls over financial reporting related to period-end closing procedures, access to administrative and accounting systems, documentation of accounts receivable transfers and promoters expenses, and division of treasury and accounting duties.

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

We have assessed whether we are a “resident enterprise” for purposes of the New EIT Law and believe that we are not. However, given the uncertainty regarding these new tax rules, our assessment may be incorrect. If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to tax in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax. In addition, we have not accrued any tax liability associated with the possible payment of dividends to our U.S. parent company. Such a tax would be an added expense appearing on our income statement, which would reduce our net income.

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

We maintain certain bank accounts in China that are not protected by FDIC insurance or other insurance. As of June 30, 2008, we held approximately $11.7 million in bank accounts in China. If a PRC bank holding our funds experienced insolvency, it may not permit us to withdraw our funds, which would result in a loss of such funds and reduction of our net assets.

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

Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, beneficially owned approximately 51.6% of our common stock as of June 30, 2008. Our executive officers and directors as a group beneficially owned approximately 53.9% of our common stock as of June 30, 2008. Consequently, these individuals will likely be able to determine the composition of our board of directors, retain the voting power to approve certain matters requiring shareholder approval and continue to have significant influence over our operations. The interests of these shareholders may be different than the interests of other shareholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

As of June 30, 2008 we had approximately $179.8 million of total liabilities, which included approximately $98.2 million of outstanding principal on the 2009 Notes and 2012 Notes. Our high level of indebtedness could have important consequences, including the following:

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

Pursuant to the supplemental indenture with respect to the 2012 Notes, holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligates us to repurchase the 2012 Notes for an aggregate amount of $92.0 million in accordance with the terms and conditions of the supplemental indenture. Accordingly, we have paid $15,333,333 to the holders of the 2012 Notes, of which $11,000,000 was paid in November 2008 and $4,333,333 was paid in January 2009, and we are obligated to pay an additional $15,333,333 by each of April 15 and July 15, 2009 and to pay the remaining $46.0 million by October 15, 2009. We may not have adequate cash on hand or generate sufficient cash flows to make the repurchase payments and, even if we do, making such payments could substantially impair our liquidity and capital resources. Additional financing sufficient to make the repurchase payments may not be available on satisfactory terms, if at all. If we do not make the required repurchase payments on April 15, 2009, July 15, 2009 or October 15, 2009, the waivers granted to us under the supplemental indenture will terminate, which will restrict our business operations, the 2012 Notes will recommence accruing interest, which will adversely affect our business and financial condition, and the holders of the 2012 Notes could exercise their conversion rights under the indentures, which may result in substantial dilution. See “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness— Restructuring of 2012 Notes” above.

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

Although the holders of our 2012 Notes have waived these additional payment and interest obligations, the waiver provides that these obligations will recommence if we do not make the required 2012 Note repurchase payments pursuant to the supplemental indenture. If we are unable to make the repurchase payments and to comply with the public offering and registration statement requirements, our business and financial condition will be adversely affected. See “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—Restructuring of 2009 Notes” above and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—Restructuring of 2012 Notes” above.

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

April 15, 2009	AMERICAN DAIRY, INC.

	By:	/s/ Leng You-Bin

Leng You-Bin, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Jonathan H. Chou

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