Form 10-Q
period 2008-09-30
AMERICAN DAIRY INC
filed 2009-04-15
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

AMERICAN DAIRY, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

 TABLE OF CONTENTS

EXPLANATORY NOTE

We were unable to timely file this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.  In December 2007, we dismissed Murrell, Hall, McIntosh & Co. PLLP, or MHM, as our independent registered public accountant following notification of an informal SEC investigation related to individuals and entities that provided accounting or certain advisory services to us, including MHM and Henny Wee & Co.  We believe that the primary focus of the investigation is not related to our business or management, but rather to the independence of MHM and Henny Wee & Co.  In April 2008, we filed a lawsuit against MHM in the United States District Court for the Western District of Oklahoma alleging that MHM breached its duties of due care and professional competence when serving as our independent registered public accountant.  In January 2008, we engaged Grant Thornton, the Hong Kong member firm of Grant Thornton International Ltd., as our new independent registered public accountants.  In addition, we initiated a voluntary re-audit of certain historical financial statements.  During the course of the re-audit, we identified items that require reclassification and errors that require correction in certain financial statement line items in our previously filed financial statements.

This Quarterly Report contains our unaudited financial statements for the quarter ended September 30, 2008, including unaudited financial data derived from management accounts for the quarters ended September 30, 2008 and 2007.  The unaudited financial data for 2007 has been revised from previously reported information to reflect the reclassification of certain items and the correction of certain errors.  See “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements, including the notes thereto, for further information.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	US$	US$
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	8,162,535	11,181,484
Time deposit	-	8,214,002
Notes and loans receivable, net of allowance of $4,000,000 in 2008	4,229,415	1,285,382
Trade receivables, net of allowance of $4,727,875 in 2008 and $670,113 in 2007	16,195,271	4,518,647
Due from related parties	392,953	115,477
Employee receivable	262,929	105,662
Advances to suppliers	28,450,863	29,166,883
Inventories, net of allowance of $477,085 and $744,067, respectively	42,908,866	24,696,034
Prepayments and other current assets	-	2,567,262
Refundable taxes	683,902	143,703
Deposit for land use right	7,214,841	6,889,251
Other receivables	1,084,401	3,960,921
Total current assets	109,585,976	92,844,708

Investments:
Investment in mutual funds – available for sale	81,974	171,125
Investment at cost	258,065	246,420
	340,039	417,545
Property and equipment:
Property and equipment, net	75,556,559	52,279,811
Construction in progress	36,974,877	33,009,992
	112,531,436	85,289,803
Biological assets:
Immature biological assets	17,051,198	-

Other assets:
Deferred tax assets	53,629	-
Deposit for equity investment	31,039,605	28,269,857
Long term notes and loans receivable, net of allowance of $4,000,000 in 2007	-	1,368,999
Prepaid leases	21,599,056	20,967,898
Goodwill	2,243,314	2,142,079
Deferred charges, net	2,805,820	3,328,140
Total assets	297,250,073	234,629,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Current maturities of long term debt	1,533,342	1,464,145
Notes and loans payable	16,525,847	8,512,446
Accounts payable	27,589,846	9,970,688
Accrued expenses	10,881,023	5,830,658
Income taxes payable	1,069,826	238,745
Advances from customers	13,202,097	4,970,342
Due to related parties	1,029,606	401,560
Advances from employees	1,136,814	574,579
Accrued employee benefits	1,920,868	1,088,600
Other payable	13,709,172	10,436,929
Total current liabilities	88,598,441	43,488,692

Long term debt, net of current portion	1,295,348	382,465
Long term tax payable	2,734,126	1,714,429
Convertible debt, net	72,556,339	55,237,771
Derivatives	43,004,004	50,019,300
Deferred income	5,873,275	1,580,508
Total liabilities	214,061,533	152,423,165

Minority interests	561,378	536,977

Shareholders’ equity
Ordinary shares (US$0.001 par value, 50,000,000 shares authorized; 16,964,768 and 16,961,768 issued and outstanding as of September 30, 2008 and 2007, respectively)	16,964	16,961
Additional paid-in capital	22,644,076	22,629,333
Ordinary share warrants	3,003,448	3,011,444
Statutory reserves	6,040,382	6,040,382
Accumulated other comprehensive income	21,120,507	12,081,467
Retained earnings	29,801,785	37,889,300
Total shareholders’ equity	82,627,162	81,668,887

Total liabilities and shareholders’ equity	297,250,073	234,629,029

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Nine months ended September 30,
	2008	2007
	US$	US$
	(unaudited)	(restated and unaudited)

Sales	138,703,838	120,231,812

Cost of goods sold	92,636,684	63,276,592

Gross profit	46,067,154	56,955,220

Operating and administrative expenses:
Sales and marketing	35,019,278	31,392,377
General and administrative	10,170,452	10,523,620
Total operating expenses	45,189,730	41,915,997

Income from operations	877,424	15,039,223

Other income (expenses):
Interest income	370,072	103,854
Interest and finance costs	(15,525,690)	(8,015,174)
Amortization of deferred charges	(554,691)	(184,897)
Registration rights penalty	(2,160,974)	(1,820,000)
Gain on derivatives	7,015,618	383,634
Government subsidy-tax refund	2,916,550	5,205,934
Other income, net	421,944	211,244
(Loss) income before income tax expenses and minority interests	(6,639,747)	10,923,818

Income tax expenses	1,423,366	4,439,627
Net (loss) income before minority interests	(8,063,113)	6,484,191

Minority interests	(24,402)	571
Net (loss) income attributable to ordinary shareholders	(8,087,515)	6,484,762

Other comprehensive income:
Cumulative currency translation adjustments	9,138,266	4,216,538
Change in fair value of available for sale investments	(99,226)	-

Total comprehensive income	951,525	10,701,300

Earnings per ordinary share
Basic	$(0.48)	$0.40
Diluted	$(0.48)	$0.37

Weighted average ordinary shares outstanding
Basic	16,964,122	16,124,209
Diluted	16,964,122	17,297,068

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Ordinary shares					Accumulated
	(US$0.001 par value)		Additional	Ordinary		Other		Total
	Number of	Par	Paid-in	Share	Statutory	Comprehensive	Retained	Shareholders’
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Equity
		US$	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2008	16,961,768	16,961	22,629,333	3,011,444	6,040,382	12,081,467	37,889,300	81,668,887
Warrant exercise	3,000	3	14,743	(7,996)	-	-	-	6,750
Net income	-	-	-	-	-	-	(8,087,515)	(8,087,515)
Currency translation adjustments	-	-	-	-	-	9,138,266	-	9,138,266
Change in fair value of available for sale investments	-	-	-	-	-	(99,226)	-	(99,226)
Balance as of September 30, 2008	16,964,768	16,964	22,644,076	3,003,448	6,040,382	21,120,507	29,801,785	82,627,162

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2008	2007
	US$	US$
	(unaudited)	(restated and unaudited)
Cash flows from operating activities:
Net (loss) income before minority interests	(8,063,113)	6,484,191
Adjustments to reconcile net income to operating activities:
Depreciation of property and equipment	3,416,207	2,062,805
Amortization of prepaid leases	336,903	130,655
Amortization of deferred income	(10,332)	-
Provision for losses on receivables	57,762	216,862
Provision for losses on inventories	-	160,197
Compensation expenses for stock issued	-	1,060,750
Interest expense from accrual of guaranteed redemption value	11,602,133	4,563,148
Interest expense from amortization of note discounts	5,716,435	2,234,422
Gain on derivatives	(7,015,296)	(383,634)
Amortization of deferred charges	554,690	184,897
Changes in assets and liabilities
(Increase) decrease in trade receivable, net	(11,734,385)	251,656
(Increase) decrease in due from related parties	(277,476)	103,416
(Increase) decrease in employee receivable	(157,267)	214,150
Decrease (increase) in advances to suppliers	716,018	(14,932,635)
Increase in inventories, net	(18,219,305)	(8,404,927)
Decrease (increase) in prepayments and other assets	2,567,262	(1,071,144)
Increase in refundable taxes	(540,199)	(1,298,628)
Increase (decrease) in other receivable	2,550,929	(772,469)
Increase in deferred tax assets	(53,629)	-
Increase in accounts payable and accrued expenses	17,652,934	1,855,498
Increase in income taxes payable	831,081	498,009
Increase in advances from customers	8,231,754	725,230
Increase (decrease) in due to related parties	628,047	(301,393)
Increase (decrease) in advances from employees	562,235	(112,196)
Increase in accrued employee benefits	832,268	60,931
Increase (decrease) in other payable	857,567	69,293
Increase in deferred income	4,352,033	-
(Decrease) increase in long term tax payable	1,019,697	522,919
Net cash provided by (used in) operating activities	16,414,953	(5,877,997)

Cash flows from investing activities:
Purchase of property and equipment	(23,310,650)	(32,363,543)
Purchase of leases	-	(1,043,359)
Purchase of biological assets	(14,627,625)	-
Increase in short term notes and loans receivable	(8,699,813)	(1,975,977)
Decrease in short term notes and loans receivable	7,121,562
Decrease (increase) in time deposit	8,446,778	(9,985,621)
Deposits paid for equity investment	(1,390,763)	-
Net cash used in investing activities	(32,460,511)	(45,368,500)

Cash flows from financing activities:
Proceeds from short term notes and loans payable	7,647,315	3,898,390
Repayment of short term notes and loans payable	-	(14,250,178)
Proceeds from long term debt	944,182	-
Repayment of long term debt	(81,118)	(1,050,021)
Proceeds from convertible debt, net of issuance costs	-	76,302,066
Exercise of convertible debt	-	750,000
Contribution from minority shareholders	-	505,480
Warrant exercise	6,750	821,797
Net cash provided by financing activities	8,517,129	66,977,534

Effect of exchange rate changes on cash	4,509,480	2,312,487

Net (decrease) increase in cash and cash equivalents	(3,018,949)	18,043,524
Cash and cash equivalents, beginning of year	11,181,484	39,521,448
Cash and cash equivalents, end of year	8,162,535	57,564,972

Supplemental disclosure of cash flow information:
Cash paid during the year for income tax	(3,058,062)	(3,096,287)
Cash received during the year for tax refund	5,591,256	4,238,740
Cash paid during the year for registration rights penalty	-	1,820,000
Interest paid during the year	(1,104,162)	(339,561)

Supplemental disclosure of non cash investing and financing activities:
Conversion of convertible debt to ordinary shares	-	5,750,000

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND NATURE OF OPERATION

The accompanying condensed consolidated financial statements include the financial statements of American Dairy, Inc. (“the Company” or “American Dairy”) and its subsidiaries (the “Company” or “American Dairy” or “Group”).

The condensed consolidated balance sheets as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed consolidated interim financial statements do not include all of the information and footnote disclosure required by accounting principles generally accepted in the United States of America (“US GAAP”).  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring accruals) necessary to present fairly its financial position as of September 30, 2008 and December 31, 2007 and the results of its operations and cash flows for the nine months ended September 30, 2008 and 2007.  These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto filed with the SEC on Form 10-K for the year ended December 31, 2007.  The interim operating results are not necessarily indicative of the results to be expected for an entire year.

For the period ended September 30, 2008, the Company has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K for the year ended December 31, 2007, except where additional accounting policy disclosure is made in these condensed consolidated financial statements.  The Company has reclassified certain 2007 balances to conform to the current period presentation.

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

Interest costs associated with immature biological assets are capitalized in the period they are incurred.  Interest is no longer capitalized when the asset reaches a productive state. $1,129,575 in interest cost was capitalized for the nine months ended September 30, 2008.

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

The Company recorded a provision for income tax of approximately $1.4 million and $3.6 million for the nine month periods ended September 30, 2008 and 2007, respectively. The income tax expense is comprised primarily from enterprise income taxes related to the business operations of the Company’s PRC subsidiaries. The decrease of approximately $2.2 million in the Company’s income tax expense results from a decrease in the Company’s income subject to PRC tax.

The effective tax rate for the nine months ended September 30, 2008 decreased 62% from a 41% effective rate for the nine months ended September 30, 2007 to (21%).

5.	EARNINGS PER ORDINARY SHARE

The following table sets forth the computation of net income attributable to shareholders for calculating basic and diluted earnings per ordinary share for the nine months ended:

	September 30,
	2008	2007
	US$	US$
Net (loss) income attributable to shareholders – Basic	(8,087,515)	6,484,762
Effect of dilutive securities
Convertible notes	-	-
Net (loss) income attributable to shareholders – Diluted	(8,087,515)	6,484,762

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the nine months ended:

	September 30,
	2008	2007
Weighted-average shares – Basic	16,964,122	16,124,209
Effect of dilutive securities
Convertible notes	-	-
Warrants issued	-	1,172,859
Weighted-average shares – Diluted	16,964,122	17,297,068

For the nine months ended September 30, 2008, 1,449,118 shares of the Company's ordinary shares attributable to the potential conversion of the 7.75% Convertible Notes due 2009 were excluded from the calculation of diluted income per share because the conversion price of the 7.75% Convertible Notes due 2009 exceeded the average price of the Company's ordinary shares.  For the nine months ended September 30, 2007, 1,351,849 shares of the Company's ordinary shares attributable to the potential conversion of the 7.75% Convertible Notes due 2009, for which the conversion price was less than the average price of the Company's ordinary shares, were excluded from the calculation of diluted income per share because the effect was anti-dilutive.

For the nine months ended September 30, 2008 and 2007, 5,925,926 and 1,482,843 shares of the Company's ordinary shares attributable to the potential conversion of the 1% Convertible Notes due 2012 were excluded from the calculation of diluted income per share because the conversion price of the 1% Convertible Notes due 2012 exceeded the average price of the Company's ordinary shares.

For the nine months ended September 30, 2008 and 2007, 631,104 and 0 shares attributable to the exercise of outstanding warrants, respectively, for which the exercise price was less than the average price of the Company's ordinary shares, were excluded from the calculation of diluted income per share because the effect was anti-dilutive.

For the nine months ended September 30, 2008 and 2007, 251,040 and 0 shares attributable to the exercise of outstanding warrants, respectively, were excluded from the calculation of diluted income per share because the exercise price of the warrants exceeded the average price of the Company's ordinary shares

6.	INVENTORIES, NET

The inventory amounts included in the condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007 comprised of:

	September 30, 2008	December 31, 2007
	US$	US$
Raw materials	6,315,527	9,420,116
Work-in-progress	11,763,227	9,459,614
Finished goods	24,830,112	5,816,304
Total inventories, net	42,908,866	24,696,034

7.	DEPOSIT FOR EQUITY INVESTMENT

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

In February 2008, the Company, through its subsidiary Beijing Feihe, made an initial deposit payment of $1,390,763 to Ausnutria Holding Co., Ltd., which indirectly owns Ausnutria, in connection with the Company’s efforts to resolve the incomplete transactions under the 2007 EPA.  At September 30, 2008, the Company recorded a total deposit for investment of $31,039,605, of which $1,378,985 of the increase was related to change in exchange rate.

8.	NOTES AND LOANS PAYABLE

Notes and loans payable included in the condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007 comprised of:

	September 30, 2008	December 31, 2007
	US$	US$

Note payable to a bank in the PRC, bearing interest at 7.29% per annum, secured by plant and machinery and prepaid leases, payable with interest on maturity, due on October 29, 2008	3,584,250	3,422,501

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, unsecured, payable with interest on maturity, due on December 25, 2008	3,584,250	3,422,502

Note payable to a bank in the PRC, bearing interest at 8.019% per annum, secured by equipment, payable with interest on maturity, due on December 5, 2008	1,433,700	1,369,000

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, unsecured, payable with interest on maturity, due on May 11, 2009	4,444,470	-

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, secured by prepaid lease, payable with interest on maturity, due on May 11, 2009	2,724,030	-

Unsecured, non-interest bearing loan payable to a third party, due on May 31, 2009	442,600	-

Unsecured, non-interest bearing loan payable to County Finance Department, due on demand. (i)	312,547	298,443

Total	16,525,847	8,512,446

(i)  Shanxi received funding from the local County Finance Department for its construction of the production facilities in the region.  Although, no repayment terms were attached with the funds, the Company considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

None of the notes and loans payables have restrictions or covenants attached.

9.	RELATED PARTY TRANSACTIONS

Due from/to related parties included in the condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007 comprised of:

	September 30, 2008	December 31, 2007
	US$	US$
Due from related parties:
Due from Directors of the Group	100,379	50,855
Due from related companies	292,574	64,622
Total	392,953	115,477

	September 30, 2008	December 31, 2007
	US$	US$
Due to related parties:
Due to Directors of the Group	76,803	129,222
Due to related companies	716,850	20,788
Loan payable to a related party	235,953	251,550
Total	1,029,606	401,560

Due from/to Directors of the Group

As part of normal business operation, Directors of the Group will from time to time incur expenses on behalf of the Group, or receive advances from the Group for settlement of Group expenses.  The amounts outstanding at year end are of short term nature and due on demand.

As of September 30, 2008 and December 31, 2007, the Group had the following balances due from its Directors:

	September 30, 2008	December 31, 2007
	US$	US$

Liu Hua	56,214	47,208
Leng You-Bin	44,165	-
Directors of subsidiaries in the PRC	-	3,647
Total	100,379	50,855

As of September 30, 2008 and December 31, 2007, the Group had the following balances due to its Directors:

	September 30, 2008	December 31, 2007
	US$	US$

Leng You-Bin	76,803	41,606
Liu Sheng-Hui	-	87,616
Directors of subsidiaries in the PRC	-	-
Total	76,803	129,222

Due from/to related companies

Mr. Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group.  During the nine months ended September 30, 2008 and 2007, the Group sold goods to companies owned by close family members of Mr. Leng You-Bin, including one company, on an arm’s length basis.

For the periods ended, the Group made sales of goods to the following related companies:

	September 30,
	2008	2007
	US$	US$
Tangshan Feihe Trading Company	754,937	673,575
Qianhuangdao Feihe Trading Company	218,884	108,851
Dalian Hewang Trading Company	47,103	19,353
Total	1,020,924	801,779

As of September 30, 2008 and December 31, 2007, the Group had the following balances due from its related companies:

	September 30, 2008	December 31, 2007
	US$	US$

Tangshan Feihe Trading Company	280,380	64,622
Qianhuangdao Feihe Trading Company	2,670	-
Dalian Hewang Trading Company	9,524	-
Total	292,574	64,622

As of September 30, 2008 and December 31, 2007, the Group had the following balances due to its related companies for payments for goods received in advance:

	September 30, 2008	December 31, 2007
	US$	US$

Heilongjiang Feihe Yuanshengtai Co., Ltd.	716,850	-
Qianhuangdao Feihe Trading Company	-	16,412
Dalian Hewang Trading Company	-	4,376
Total	716,850	20,788

Loan payable to related parties

The Group has an outstanding loan payable to a charitable organization set up by Leng You-Bin for under privileged children in the Heilongjiang province of the PRC, of $235,953 and $251,550 as of September 30, 2008 and December 31, 2007, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

10.	LONG TERM DEBT

Long term debt comprised of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	US$	US$

Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by buildings and payable in monthly installments of $8,901, including interest. The Loan commenced in 2004 and matures on September 30, 2012	427,243	484,455

Loan payable to a financial institution in the PRC, bearing interest at 5.85%, unsecured and payable on maturity. The loan commenced in 2007 and matures on December 15, 2008	1,426,532	1,362,155

Loan payable to local government, non-interest bearing, unsecured and payable on maturity. The loan matures on December 31, 2009	974,915	-

	2,828,690	1,846,610
Less: current portion of long term debt	(1,533,342)	(1,464,145)
	1,295,348	382,465

None of the long term debt has restrictions or covenants attached.

11.	CONVERTIBLE DEBT, NET

Convertible debt consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	US$	US$
7.75% Convertible Notes due 2009:
Principal	18,200,000	18,200,000
Less: Note discount	(623,955)	(1,091,919)
	17,576,045	17,108,081

1.00% Guaranteed Senior Secured Convertible due 2012:
Principal	80,000,000	80,000,000
Add: Guaranteed redemption accrual	19,754,000	8,151,867
Less: Note discount	(44,773,706)	(50,022,177)
	54,980,294	38,129,690

Total convertible debt, net	72,556,339	55,237,771
Less: current portion	-	-
	72,556,339	55,237,771

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

The 2009 Notes mature on October 2, 2009, accrue interest at an annual rate of 7.75% compounded annually and payable in ordinary shares at maturity, and contain customary representations, warranties, and events of default, including failure to pay amounts due under the 2009 Notes, failure to comply with certain covenants, and the occurrence of certain insolvency events.  The principal and accrued and unpaid interest due under the 2009 Notes may be converted at the option of the holder into ordinary shares at an initial conversion price of $14.50 per share.  The conversion price is subject to adjustments for dividends, subdivisions, combinations, and other events.  Subject to the same adjustments, the Warrants permit the holders to acquire, at any time prior to October 2, 2012, an aggregate of approximately 251,000 ordinary shares at an initial exercise price of $14.50 per share.  As of September 30, 2008, the conversion price of the 2009 Notes and the exercise price for the Warrants were $14.50 per share.

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

1.00% Guaranteed Senior Secured Convertible Notes Due 2012

On June 1, 2007 and June 27, 2007, pursuant to a notes purchase agreement and related agreements, the Company issued an aggregate principal amount of $60,000,000 and $20,000,000, respectively, in 1% Guaranteed Senior Secured Convertible Notes due 2012 (the “2012 Notes”).  The 2012 Notes accrue interest at an annual rate of 1.00%, payable in cash on June 1 and December 1 of each year, and mature on the five-year anniversary of their issuance.  The 2012 Notes have been guaranteed by certain of the Company’s subsidiaries and secured by a pledge of all of the Company’s equity interest in AFC and a pledge of 2,664,340 ordinary shares held by Leng You-Bin, the Chairman, Chief Executive Officer, President, and General Manager of the Company.  Costs of $3,697,934 associated with the 2012 Notes were capitalized as a deferred charge and are shown as an other asset as of December 31, 2007.  These costs were to be amortized over the term of the 2012 Notes.  Amortization of $554,691 and $184,897 was charged to expense during the nine months ended September 30, 2008 and 2007, respectively.

The principal amount of the 2012 Notes is convertible into ordinary shares at the option of the holder at an initial conversion price of $24.00 per share.  On March 1, 2008, pursuant to a semi-annual reset provision based on the volume-weighted 30-day average trading price of the ordinary shares, the conversion price of the 2012 Notes was reset at $12.00 per share. The conversion price is also subject to adjustments for dividends, subdivisions, issuances of ordinary shares or warrants below current market prices, and other events.  If not previously converted or repurchased, upon maturity the Company must redeem the 2012 Notes at a price equal to $228,776 per each $100,000 in principal amount of 2012 Notes.  As of September 30, 2008 and December 31, 2007, the Company accrued $19,754,000 and $8,151,867 of the redemption amount related to the Notes.

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

The indentures under which the 2012 Notes were issued contain covenants restricting the Company’s operations, including restrictions on its use and maintenance of its properties, incurrence of indebtedness, declaration or payment of dividends or other distributions, repurchase of capital stock or subordinated obligations, making investments, incurrence of liens, sale of assets, use of proceeds from the sale of the 2012 Notes, and engaging in business unrelated to dairy and related food products.  The indentures also require the Company to maintain tangible net worth ratios, to complete a qualifying initial public offering of Common Stock by December 1, 2008, to repurchase some or all of its 2012 Notes from electing holders upon certain assets sales, upon certain change of control transactions or if the ordinary shares cease to trade on a qualifying U.S. stock exchange, and to file reports under the Exchange Act with the SEC.  In addition, the outstanding 2012 Notes would accrue additional interest at an annual rate of 5% if a qualifying initial public offering has not occurred by December 1, 2008.  The Company would also be obligated to pay an additional amount equal to 3.0% of the principal amount of the outstanding 2012 Notes if a qualifying initial public offering had not occurred by December 1, 2008 and an additional amount equal to 1.0% of the principal amount of the outstanding 2012 Notes if the Company fails to retain a qualified auditor at any time after May 1, 2008.  The indentures also contain customary events of default, including any failure to pay any interest, principal, or premium on the 2012 Notes, failure to comply with certain covenants, the occurrence of certain insolvency events, defaults under or failure to pay when due any other indebtedness exceeding $2,000,000, and certain events regarding the security interests.

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

At the date of issuance of the 2012 Notes, the Company determined that the convertible note instrument contained embedded derivatives. The fair value of the embedded derivatives was determined to be $53,298,331 and was recorded as a derivative liability at inception. That amount was accreted through charges to the statements of operations and comprehensive income using the effective interest method over the period of the 2012 Note obligations. At September 30, 2008 and December 31, 2007, the fair value of the derivatives was $43,004,004 and $50,019,300, respectively. The reduction in the fair value of the derivative was also recorded in the statements of operations and comprehensive income as gain on derivatives during the nine months ended September 30, 2008.

On March 1, 2008, pursuant to the indentures governing of the 2012 Notes, the conversion price of the 2012 Notes was reset to $12.00 per share.

12.	ACCRUED EXPENSES

Accrued expenses as of September 30, 2008 and December 31, 2007 consisted of the following:

	2008	2007
	US$	US$

Accrued selling expenses	2,662,007	2,889,739
Accrued interest	3,178,230	1,837,686
Accrued registered right penalty	3,038,752	720,000
Other accrued expenses	2,002,034	383,233
	10,881,023	5,830,658

13.	OTHER PAYABLE

Other payable as of September 30, 2008 and December 31, 2007 consisted of the following:
	2008	2007
	US$	US$

Payable for property and equipment	7,224,093	4,883,238
Payable for leases	2,019,340	1,945,519
Other payable	4,465,739	3,608,172
	13,709,172	10,436,929

14.	ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

At September 30, 2008, the Group had the following assets and liabilities measured at fair value:

		Fair value measurement at September 30, 2008
Description	September 30, 2008	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$	US$
Assets:
Investment in mutual funds	81,974	81,974
Liabilities:
Derivatives	43,004,004	-	33,979,284	9,024,720

		Fair value measurement at December 31, 2007
Description	December 31, 2007	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$	US$
Assets:
Investment in mutual funds	171,125	171,125
Liabilities:
Derivatives	50,019,300	-	27,983,182	6,328,473

Reconciliation of the beginning and ending balances for derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2008:

US$

Balance at January 1, 2008	12,520,986
Total losses included in earnings	(3,496,266)
Purchases, issuance, and settlements	-
Transfers in and/or out of Level 3	-
Balance at September 30, 2008	9,024,720

Reconciliation of the beginning and ending balances for derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2007:

US$

Balance at January 1, 2007	323,339
Total losses included in earnings	12,952,120
Purchases, issuance, and settlements	-
Transfers in and/or out of Level 3	-
Balance at September 30, 2007	13,275,459

Total losses (realized and unrealized) included in earnings for the nine months ended September 30, 2008 are reported in other income as follows:

US$

Total losses included in earnings for the nine months ended September 30, 2008	(3,496,266)
Change in unrealized gains or losses relating to liabilities still held at September 30, 2008	-

US$

Total losses included in earnings for the nine months ended September 30, 2007	323,339
Change in unrealized gains or losses relating to liabilities still held at September 30, 2007	-

The derivatives are measured using the Monte Carlo simulation approach using a combination of inputs that are readily observable from market sources and the Group’s profit forecast constructed based on historical performance and expectation further performance of the Group.

15.	ORDINARY SHARES AND EQUITY TRANSACTIONS

During the nine months ended September 30, 2008, the Company had the following share transactions:

The Company issued 3,000 shares of its ordinary shares pursuant to the exercise of warrants at an exercise price of $2.25 for a total consideration of $6,750.

16.	OPTION PLAN AND WARRANTS

2003 Share Incentive Plan

Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the “Plan”), which reserved 3,000,000 ordinary shares for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies FASB 123(R) and related interpretations in accounting for the Plan. Compensation for services that a corporation receives under FASB 123(R) through share-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay.  Compensation expenses for share-based compensation of $0 and $1,060,750 were recorded during the nine months ended September 30, 2008 and 2007, respectively, of which, in 2007, $409,500 was for bonuses to directors and $651,250 was for consulting services to independent consultants.

No stock appreciation rights have been issued under the Plan.

Warrants

As of September 30, 2008, the Company had 1,045,983, warrants outstanding at an average exercise price of $5.06 per warrant for one share each of the Company’s ordinary shares. The warrants will expire at various dates, with 793,943 expiring in 2009 and 251,040 expiring in 2012.

During the nine months ended September 30, 2008 and 2007, 3,000 and 379,198 warrants, respectively, were exercised at various prices, resulting in proceeds of $6,750 and $818,547, respectively, to the Company.

	Warrants	Average exercise price
		US$
Outstanding warrants at January 1, 2008	1,048,983	5.05
Warrants granted	-	-
Exercised	(3,000)	2.25
Expired	-	-
Outstanding warrants at September 30, 2008	1,045,983	5.06

Information regarding the stock warrants outstanding at September 30, 2008 is summarized as below:

	Warrants outstanding at
	September 30, 2008
		Weighted
		Average	Weighted
		Remaining	Average
Exercise Prices	Warrants	Contractual	Exercise
US$	Outstanding	Life (years)	Price US$
1.50	184,543	1	1.50
2.25	610,400	1	2.25
14.50	251,040	4	14.50
	1,045,983

17.	COMMITMENTS AND CONTINGENCIES

Capital commitments for purchase of property and equipment and biological assets as of September 30, 2008 were $15,479,475.

18.	SEGMENTS

The segment information for the reportable segments for the nine months ended September 30, 2008 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	138,703,838	-	-	138,703,838
Goodwill	2,243,314	-	-	2,243,314
Segment income tax	1,423,366	-	-	1,423,366
Segment profit (loss)	7,503,945	(332,999)	(12,810,714)	(5,639,767)
Segment assets	415,589,974	79,819,508	189,096,736	684,506,218

The segment information for the reportable segments for the nine months ended September 30, 2007 is as follows:

	Dairy products	Dairy farms	Others	Total
	US$	US$	US$	US$
Revenues from external customers	120,231,812	-	-	120,231,812
Segment income tax	4,439,627	-	-	4,439,627
Segment profit (loss)	28,046,534	(11,415)	(17,111,161)	10,923,958

A reconciliation of reportable segment profit and assets, to the Group’s totals is as following:

	Nine months ended September 30,
	2008	2007
	US$	US$
Profit
Total (loss) profit for reportable segments	(5,639,767)	10,923,958
Elimination	(999,980)	(140)
Total consolidated net (loss) profit before tax and minority interest	(6,639,747)	10,923,818

2008
US$
Assets
Total assets for reportable segments	684,506,218
Elimination	(387,256,144)
Total assets	297,250,073

19.	ADJUSTMENTS TO PREVIOUSLY REPORTED FINANCIAL STATEMENTS

As a result of adjustments of the Company’s consolidated financial statements at and for the year ended December 31, 2007, certain amounts in the condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2007 were corrected from the amounts previously reported.

Pursuant to paragraph 26 of Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, the effect of the correction on each financial statement line item was as follows:

Reconciliation of Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2007 (unaudited)

	Note	Previously reported September 30, 2007	Reclassification	Correction of Errors	Effect of exchange rate change (k)	September 30, 2007 (as restated)
		US$	US$	US$	US$	US$

Sales	a	118,741,546	1,810,205	(160,970)	(158,969)	120,231,812

Cost of goods sold	b	63,921,612	1,571,459	(1,939,790)	(276,689)	63,276,592

Gross profit		54,819,934				56,955,220

Operating and administrative expenses:
Sales and marketing	c	28,839,097	547,196	2,006,084	-	31,392,377
General and administrative	d	6,301,480	(504,586)	4,922,119	(10,496)	10,708,517
Total operating expenses		35,140,577				42,100,894

Income from operations		19,679,357				14,854,326

Other income (expenses):
Interest income		-	103,854	-	-	103,854
Interest and finance costs	e	(7,158,966)	(103,854)	(803,522)	51,168	(8,015,174)
Registration rights penalty		(1,820,000)	-	-	-	(1,820,000)
Gain on derivatives	f	-	-	383,634	-	383,634
Government subsidy – tax refund	g	1,527,746	3,379,801	300,093	(1,706)	5,205,934
Other income (expenses), net	h	164,419	(112,079)	156,218	2,686	211,244
Income before income tax expenses and minority interests		12,392,556				10,923,818

Income tax expense	i	-	3,463,859	975,769	-	4,439,627
Minority interests	j	-	-	571	-	571
Net income attributable to ordinary shareholders		12,392,556				6,484,762

Other comprehensive income:
Cumulative currency translation adjustments	k	5,350,314	-	-	(1,133,776)	4,216,538

Total comprehensive income		17,742,870				10,701,300

Earnings per ordinary share
Basic		$0.77				$0.40
Diluted		$0.73				$0.37

Weighted average ordinary shares outstanding
Basic		16,121,026				16,124,209
Diluted		17,000,413				17,297,068

Explanation of the effect of the correction of errors

(a)  Overstatement of sales.

(b)  Cost of goods sold
Overstatement of cost of goods sold	(1,740,383)
Correction of inventory costing error	(351,121)
Increase allowance for inventories	15,233
Increase in depreciation expenses	136,481
Decrease in cost of goods sold	(1,939,790)

(c)  Under accrual of expenses.

(d)  General and administrative
Increase allowance for doubtful accounts	4,211,939
Under accrual of expenses	685,816
Over allocation of depreciation charges	24,364
Increase in general administrative expenses	4,922,119

(e)  Over accrual of interest expense.

(f)  Recognize gain on derivatives.

(g)  Under accrual of income tax refund.

(h)  Under accrual of other income.

(i)  Under accrual of income tax expense.

(j)  Recognize minority interest share of net income.

(k)  Effect of adjustment to exchange rates used to convert RMB to USD and exchange effect of correction of errors.

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

Results of Operations

The following table sets forth certain information regarding our results of operations:

	Nine Months Ended September 30
	2008	2007
	($ in thousands)
Sales	138,704	120,232
Cost of goods sold	92,637	63,277
Gross profit	46,067	56,955
Operating and administrative expenses
Sales and marketing	35,019	31,392
General and administrative	10,170	10,709
Income from operations	877	14,854
Other income (expenses)	(7,517)	(3,931)
Income tax expenses	1,423	4,440
Net (loss) income attributable to ordinary shareholders	(8,088)	6,485
Other comprehensive income
Cumulative currency translation adjustments	9,039	4,217
Total comprehensive income	952	10,701

Comparison of Nine Month Periods Ended September 30, 2008 and 2007

Total Comprehensive Income
Total comprehensive income decreased by approximately $9.7 million, or 91.1%, from approximately $10.7 million for the nine month period ended September 30, 2007 to approximately $1.0 million for the nine month period ended September 30, 2008.  This decrease was primarily attributable to an increase of approximately $29.4 million, or 46.4%, in cost of goods sold, an increase of approximately $3.1 million, or 7.3%, in total operating expenses and an increase of approximately $3.6 million, or 91.3%, in other expenses, offset in part by an increase in sales of approximately $18.5 million, or 15.4%, and an increase in cumulative currency translation adjustments of approximately $4.9 million, or 116.7%. Our gross profit margin decreased from 47.4% for the nine month period ended September 30, 2007 to 33.2% for the nine month period ended September 30, 2008.

Sales
Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products.  Sales increased by approximately $18.5 million, or 15.4%, from approximately $120.2 million for the nine month period ended September 30, 2007 to approximately $138.7 million for the nine month period ended September 30, 2008.  This increase was primarily attributable to expanding our market areas and distribution network throughout China, increased demand for high quality products and strong market acceptance of these products, as well as an increase in sales quantities of several high profit margin products.

The following table sets forth information regarding the sales of our principal products during the nine month period ended September 30, 2008 and 2007:

	Nine months ended September 30, 2008			Nine months ended September 30, 2007			Nine months ended September 30, 2008 over 2007
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales

Milk powder	11,951	87,070	62.8	13,310	89,160	74.1	(1,359)	(2,090)	(2.3)
Raw milk powder	11,567	44,080	31.8	8,793	21,475	17.9	2,774	22,605	105.3
Soybean powder	1,360	2,780	2.0	1,499	5,480	4.5	(139)	(2,700)	(49.3)
Rice cereal	569	3,198	2.3	1,224	2,645	2.2	(655)	553	20.9
Walnut products	239	1,217	0.9	343	1,392	1.2	(104)	(175)	(12.6)
Other	634	359	0.2	35	80	0.1	599	279	348.8
Total	26,320	138,704	100.0	25,204	120,232	100.0	1,116	18,472	15.4

In the nine month period ended September 30, 2008, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	2008	2007
Sales revenues (in thousands)	$138,704	120,232
Total sales volume (kilograms in thousands)	26,320	25,204
Average selling prices/kilogram (in thousands)	$5.27	4.77

The increase in average sales price per kilogram, as reflected in the table, is relatively small and primarily attributable to the shift in product mix to higher end products rather than an increase in the sales price of individual products.  Prices per kilogram actually increased in the two most significant product lines as demonstrated in the following table, which reflects the average sales price per kilogram by product for the nine month period ended September 30, 2008 and the nine month period ended September 30, 2007 and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Nine Months ended September 30		Percentage
Product	2008	2007	Change
Milk powder	$7.29	6.70	8.8
Raw milk powder	3.81	2.44	56.1
Soybean powder	2.04	3.66	(44.3)
Rice cereal	5.62	2.16	160.2
Walnut products	5.09	4.06	25.6
Other	0.57	2.29	(75.1)
Total	$5.27	4.77	10.5

Cost of Goods Sold
Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead, shipping and handling costs for the products sold.  Cost of goods sold increased approximately $29.4 million, or 46.4%, from approximately $63.3 million for the nine month period ended September 30, 2007 to approximately $92.7 million for the nine month period ended September 30, 2008.  This increase was primarily attributable to an increase of approximately $25.7 million, or 87.6% in cost of purchase of raw milk powder purchased from third parties for processing and distribution, as well as a general increase in costs resulting from economic condictions.

Operating and Administrative Expenses
Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses increased by approximately $3.1 million, or 7.3%, from approximately $42.1 million for the nine month period ended September 30, 2007 to approximately $45.2 million for the nine month period ended September 30, 2008. This increase was primarily attributable to an increase of approximately $3.6 million, or 11.6%, in sales and marketing expenses from approximately $31.4 million for the nine month period ended September 30, 2007 to approximately $35.0 million for the nine month period ended September 30, 2008. This increase was offset in part by a decrease of approximately $538,000, or 5.0%, in general and administrative expense from approximately $10.7 million for the nine month period ended September 30, 2007 to approximately $10.2 million for the nine month period ended September 30, 2008.  We expect our operating and administrative expenses to continue to increase as we continue expanding our distribution network throughout China and seek to increase our market share and awareness of our premium quality products throughout China.

Income from Operations
As a result of the foregoing, our income from operations decreased by approximately $14.0 million, or 94.1%, from approximately $14.9 million for the nine month period ended September 30, 2007 to approximately $877,000 for the nine month period ended September 30, 2008.

Other Income (Expenses)
Our other income (expenses) consists primarily of interest income, interest and finance costs, amortization of deferred charges, registration rights penalty, gain on derivatives, government subsidized tax refunds, and other income and expense accounts.  Other expenses increased approximately $3.6 million, or 91.3%, from approximately $3.9 million for the nine month period ended September 30, 2007 to approximately $7.5 million for the nine month period ended September 30, 2008.  This increase was primarily attributable to an increase in interest and finance costs of approximately $7.5 million, or 93.7%, from approximately $8.0 million for the nine month period ended September 30, 2007 to approximately $15.5 million for the nine month period ended September 30, 2008, and a decrease in government subsidy-tax refund of approximately $2.3 million, or 44.0%, from approximately $5.2 million for the nine month period ended September 30, 2007 to approximately $2.9 million for the nine month period ended September 30, 2008, as well as increases in other income accounts.  This increase was offset in part by an increase in gain on derivatives of approximately $6.6 million, or 1,728.7%, from approximately $384,000 for the nine month period ended September 30, 2007 to approximately $7.0 million for the nine month period ended September 30, 2008, as well as increases in other income accounts.

Income Tax Expenses
We recorded a provision for income tax of $1.4 million and $3.6 million for the nine months ended September 30, 2008 and 2007, respectively.  The income tax expense is comprised primarily of enterprise income taxes related to the business operations of the PRC subsidiaries.  The decrease of $2.2 million in our income tax expense results from a decrease in our income subject to PRC tax.

As of September 30, 2008, unrecognized tax benefits determined in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” or FIN 48, approximated $3.3 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $1.7 at September 30, 2008.  The Company does not expect any material changes to the unrecognized tax benefits within the next twelve months.

The Company has cumulatively accrued approximately $0.5 million for estimated interest and penalties related to unrecognized tax benefits at September 30, 2008.  For the nine months ended September 30, 2008, we recorded $0.2 million of estimated interest and penalties.

We and our subsidiaries are subject to taxation in the U.S. and the PRC. Our U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2004. With a few exceptions, the tax years 2004-2007 remain open to examination by tax authorities in the PRC.

Cumulative Currency Translation Adjustments
Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments increased by approximately $4.9 million, or 116.3%, from approximately $4.2 million in the nine month period ended September 30, 2007 to approximately $9.1 million in the nine month period ended September 30, 2008.

Liquidity and Capital Resources

We had retained earnings of approximately $29.8 million at September 30, 2008 and $37.9 million at December 31, 2007.  As of September 30, 2008, we had cash and cash equivalents of approximately $8.2 million, total current assets of approximately $110.0 million and working capital of approximately $20.1 million.  We have financed our activities to date principally from cash generated from operations and the sale of debt securities.

Our summary cash flow information is as follows:

	Nine months ended September 30
Net cash provided by (used in):	2008	2007
	($ in thousands)
Operating activities	16,415	(5,878)
Investing activities	(32,461)	(45,369)
Financing activities	8,517	66,977

Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased approximately $22.3 million, from net cash used in operating activities of approximately $5.9 million in the nine month period ended September 30, 2007 to net cash provided by operating activities of approximately $16.4 million for the nine month period ended September 30, 2008.  This increase was primarily attributable to an increase in depreciation of property and equipment of approximately $1.4 million, an increase in interest expense from accrual of guaranteed redemption value of our 2012 Notes of approximately $7.0 million, an increase in interest expense from amortization of note discounts of approximately $3.5 million, a decrease in prepayments and other assets of approximately $3.6 million, an increase in other receivables of approximately $3.3 million, an increase in accounts payable and accrued expenses of approximately $15.8 million, an increase in deferred income of approximately $4.3 million and an increase in advances from customers of approximately $7.5 million.  This increase was offset in part by a decrease in net income of approximately $14.2 million, a decrease in compensation expenses for stock issued of approximately $1.1 million, an increase in gain on derivatives of approximately $6.6 million, an increase in trade receivables of approximately $12.0 million and an increase in inventories of approximately $9.8 million.

Net Cash Used in Investing Activities
Net cash used in investing activities decreased approximately $12.9 million, from approximately $45.4 million in the nine month period ended September 30, 2007 to approximately $32.5 million in the nine month period ended September 30, 2008.  This decrease was primarily attributable to a decrease in purchase of property and equipment of approximately $9.0 million and a reduction in increase in time deposits of approximately $18.5 million. This decrease was offset in part by an increase in deposits paid for equity investment of approximately $1.4 million and the purchase of biological assets for approximately $14.6 million.  Net cash used in investing activities primarily relates to our bank account and other cash management vehicles and expenditures associated with our construction and acquisition of new facilities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased approximately $58.5 million, from approximately $67.0 million in the nine month period ended September 30, 2007 to approximately $8.5 million in the nine month period ended September 30, 2008.  This decrease was primarily attributable to a decrease of approximately $76.3 million in proceeds from convertible debt. This decrease was offset in part by an increase of approximately $3.8 million in proceeds from short term notes and loans payable and a decrease in repayment of short term notes and loans payable of approximately $14.3 million.

Outstanding Indebtedness

Series B Convertible Notes
On June 30, 2005 and August 14, 2005, we issued two Series B Notes, in the aggregate principal amount of $5.0 million.  The Series B Notes accrued interest at 7.50% per annum, matured one year from their dates of issuance, and were convertible into shares of our common stock at an initial conversion price of $10.00 per share subject to adjustments for stock splits, dividends, reorganization and similar events.  The Series B Notes were issued to Pike Capital Partners L.P.  In July and August 2007, the $5.0 million principal amount plus $750,000 in accrued and unpaid interest was converted in accordance with the terms of the Series B Notes into 575,000 shares of our common stock, which were allocated between Pike Capital Partners L.P. and its affiliate Pike Capital Partners (QP) LP, or collectively the Pike Entities.  On September 30, 2008, the Pike Entities beneficially owned in excess of 5% of our issued and outstanding common stock.

7.75% Convertible Notes Due 2009
On October 3, 2006, pursuant to a subscription agreement, we issued an aggregate principal amount of $18.2 million in 7.75% Convertible Notes due 2009, or the 2009 Notes, and warrants to purchase up to an aggregate of 251,000 shares of our common stock.  The value of the warrants of $1,871,859 was recorded as a discount to the value of the 2009 Notes and was to be amortized to interest expense over the term of the 2009 Notes.  The 2009 Notes mature on October 2, 2009, accrue interest at an annual rate of 7.75% compounded annually and payable in shares of our common stock at maturity, and contain customary representations, warranties, and events of default, including failure to pay amounts due under the 2009 Notes, failure to comply with certain covenants, and the occurrence of certain insolvency events.  The principal and accrued and unpaid interest due under the 2009 Notes may be converted at the option of the holder into shares of common stock at an initial conversion price of $14.50 per share.  The conversion price is subject to adjustments for dividends, subdivisions, combinations, and other events.  Subject to the same adjustments, the warrants permit the holders to acquire, at any time prior to October 2, 2012, an aggregate of approximately 251,000 shares of our common stock at an initial exercise price of $14.50 per share.  As of September 30, 2008, the conversion price of the 2009 Notes and the exercise price for the warrants was $14.50 per share.

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

1.00% Guaranteed Senior Secured Convertible Notes Due 2012
On June 1, 2007 and June 27, 2007, pursuant to a notes purchase agreement and related agreements, we issued an aggregate principal amount of $60.0 million and $20.0 million, respectively, in 1.00% Guaranteed Senior Secured Convertible Notes due 2012, or the 2012 Notes.  The 2012 Notes accrue interest at an annual rate of 1.00%, payable in cash on June 1 and December 1 of each year, and mature on the five-year anniversary of their issuance.  The 2012 Notes have been guaranteed by certain of our subsidiaries and secured by a pledge of all of our equity interest in AFC and a pledge of 2,664,340 shares of our common stock held by Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager.  Costs of $3,697,934 associated with the 2012 Notes were capitalized as a deferred charge and are shown as an other asset.  These costs were to be amortized over the term of the 2012 Notes.  Amortization of $554,691 and $184,897 was charged to expense during the nine month period ended September 30, 2008 and 2007, respectively.

The principal amount of the 2012 Notes is convertible into shares of our common stock at the option of the holder at an initial conversion price of $24.00 per share.  On March 1, 2008, pursuant to a semi-annual reset provision based on the volume-weighted 30-day average trading price of our common stock, the conversion price of the 2012 Notes was reset at $12.00 per share.  The conversion price is also subject to adjustments for dividends, subdivisions, issuances of our common stock or warrants below current market prices, and other events.   If not previously converted or repurchased, upon maturity we must redeem the 2012 Notes at a price equal to $228,776 per each $100,000 in principal amount of 2012 Notes.  As of September 30, 2008 and December 31, 2007, we have accrued approximately $19.8 million and $8.2 million, respectively, of the redemption amount related to the 2012 Notes.

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

Pursuant to the investor rights agreement, we granted Citadel Equity Fund Ltd, or Citadel, a right of first refusal to purchase any securities we may propose to issue or sell until June 1, 2012.  We sold and issued a principal amount of $60.0 million of the 2012 Notes to Citadel.  On September 30, 2008, Citadel beneficially owned in excess of 5% of our issued and outstanding common stock.

At the date of issuance of the 2012 Notes, we determined that the convertible note instrument contained embedded derivatives.  The fair value of the embedded derivatives was determined to be $53,298,331 and was recorded as a derivative liability at inception.  That amount was accreted through charges to the statements of operations and comprehensive income using the effective interest method over the period of the 2012 Note obligations.  On September 30, 2008, the fair value of the derivatives was approximately $43.0 million.  The reduction in the fair value of the derivatives was also recorded in the statements of operations and comprehensive income as gain on derivatives during the nine month period ended September 30, 2008.

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

Other Factors Affecting our Liquidity and Capital Resources

Expansion Strategy
We believe the market for dairy products in China is growing rapidly, including the market for high quality dairy products.  Our growth strategy involves capturing as much of this market as possible during this rapid growth phase.  To implement this strategy we plan to expand our production capabilities by investing in world-class production processes, to enhance our distribution capabilities into first-tier PRC markets, to strengthen our premium quality brand awareness, and to strategically align sourcing, production and distribution by region.  Our expansion strategy will require the continued retention and investment of our earnings from operations and, we believe, additional funding from private debt and equity financing.  In general, the commitment of funds to the acquisition or construction of plant and equipment tends to impair liquidity.  However, we believe that because of the upward trend in our revenues in recent years, even if this trend levels off, our income from operations coupled with such additional financing should provide sufficient liquidity to meet our needs.  Based upon our short-term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.  In the event of an unanticipated shortfall, we have access to a line of credit with the Construction Bank of China and other Chinese banks to fund our operations.  We have credit facilities in place with an aggregate limit of approximately $9.0 million provided by three branches of the China Construction Bank.

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

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rate at December 31, 2008, was approximately 6.8 Renminbi to 1 U.S. dollar.  The exchange rate at September 30, 2008, was approximately  6.9 Renminbi to 1 U.S. dollar.  The exchange rate is currently permitted to float within a very limited range.

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

During our review of our financial statements and results for the year ended December 31, 2008 and 2007, and following our termination of our prior auditors and the re-audit of our financial statements for the years ended December 31, 2006 and 2005, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, identified several internal control matters that constitute material weaknesses and significant deficiencies, which we view as an integral part of our disclosure controls and procedures.  Consequently, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at December 31, 2007, September 30, 2008 or December 31, 2008.  These weaknesses and deficiencies are discussed below under “—Management’s Report on Internal Control Over Financial Reporting.”

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

During our review of our financial statements and results for the years ended December 31, 2008 and 2007 and for the quarter ended September 30, 2008 and following our termination of our prior auditors and the re-audit of our financial statements for the years ended December 31, 2006 and 2005, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO abd concluded that these controls were not effective at December 31, 2007 or December 31, 2008.  As a result of that assessment, we identified the following internal control matters that constitute material weaknesses or significant deficiencies:

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

For example, our raw milk cost increased by approximately 45% in 2008 due to various factors, including, we believe, general economic conditions, such as inflation and fuel prices, and rising production costs.  We also expect that our raw material prices will continue to fluctuate and be affected by inflation in the future. Changes to our raw materials prices may result in increases in production and packaging costs, and we may be unable to raise the prices of our products to offset such increases in the short-term or at all. As a result, our results of operations may be materially and adversely affected.

We are subject to public company reporting and other requirements for which we will incur substantial costs and our accounting and other management systems and resources may not be adequately prepared.

We incur significant legal, accounting, insurance and other expenses as a result of being a public company.  For example, laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules related to corporate governance and other matters subsequently adopted by the SEC and the NYSE Arca, result in substantial costs to us, including legal and accounting costs, and may divert our management’s attention from other matters that are important to our business.  Compliance with Section 404 of SOX requires that our management annually assess the effectiveness of our internal control over financial reporting and that our independent auditors report on management’s assessment.  During our review of our financial statements and results for the years ended December 31, 2008 and 2007, and following our termination of our prior auditors and the re-audit of our financial statements for the years ended December 31, 2006 and 2005, our management identified several internal control matters that constitute material weaknesses and significant deficiencies and, consequently, has concluded that our internal control over financial reporting was not effective at December 31, 2007, September 30, 2008 or December 31, 2008.  Our independent registered public accountants noted several material weaknesses in our internal control over financial reporting but, due to limitations on the scope of their engagement, were not able to perform auditing procedures necessary to form an opinion on our internal control over financial reporting as of December 31, 2007.  In addition, management has concluded, based primarily on the identification of the material weaknesses and significant deficiencies, that our disclosure controls and procedures were not effective at September 30, 2008.  See “Part I—Item 4T—Controls and Procedures” above.  Material weaknesses in our internal controls over financial reporting related to financial statement review procedures, accounting treatment for routine and non-routine transactions, our internal audit function, and our untimely assessment of our internal controls over financial reporting.  Significant deficiencies in our internal controls over financial reporting related to period-end closing procedures, access to administrative and accounting systems, documentation of accounts receivable transfers and promoters expenses, and division of treasury and accounting duties.

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

We have assessed whether we are a “resident enterprise” for purpose of the New EIT Law and believe that we are not. However, given the uncertainty regarding these new tax rules, our assessment may be incorrect.  If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to tax in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.  In addition, we have not accrued any tax liability associated with the possible payment of dividends to our U.S. parent company. Such a tax would be an added expense appearing on our income statement, which would reduce our net income.

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

We maintain certain bank accounts in China that are not protected by FDIC insurance or other insurance. As of September 30, 2008, we held approximately $8.1 million in bank accounts in China.  If a PRC bank holding our funds experienced insolvency, it may not permit us to withdraw our funds, which would result in a loss of such funds and reduction of our net assets.

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

Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, beneficially owned approximately 51.6% of our common stock as of September 30, 2008.  Our executive officers and directors as a group beneficially owned approximately 53.9% of our common stock as of September 30, 2008.  Consequently, these individuals will likely be able to determine the composition of our board of directors, retain the voting power to approve certain matters requiring shareholder approval and continue to have significant influence over our operations.  The interests of these shareholders may be different than the interests of other shareholders on these matters.  This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

As of September 30, 2008 we had approximately $214.1 million of total liabilities, which included approximately $98.2 million of outstanding principal on the 2009 Notes and 2012 Notes.  Our high level of indebtedness could have important consequences, including the following:

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

Pursuant to the supplemental indenture with respect to the 2012 Notes, holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligates us to repurchase the 2012 Notes for an aggregate amount of $92.0 million in accordance with the terms and conditions of the supplemental indenture.  Accordingly, we have paid $15,333,333 to the holders of the 2012 Notes, of which $11,000,000 was paid in November 2008 and $4,333,333 was paid in January 2009, and we are obligated to pay an additional $15,333,333 by each of April 15 and July 15, 2009 and to pay the remaining $46.0 million by October 15, 2009.  We may not have adequate cash on hand or generate sufficient cash flows to make the repurchase payments and, even if we do, making such payments could substantially impair our liquidity and capital resources.  Additional financing sufficient to make the repurchase payments may not be available on satisfactory terms, if at all. If we do not make the required repurchase payments on April 15, 2009, July 15, 2009 or October 15, 2009, the waivers granted to us under the supplemental indenture will terminate, which will restrict our business operations, the 2012 Notes will recommence accruing interest, which will adversely affect our business and financial condition, and the holders of the 2012 Notes could exercise their conversion rights under the indentures, which may result in substantial dilution.  See “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness— Restructuring of 2012 Notes.”

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