Form 10-K
period 2008-12-31
AMERICAN DAIRY INC
filed 2009-04-15
CIK 789868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2008  as reported on the NYSE Arca, was $39,211,000.

As of March 31, 2009, 17,253,907 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “we,” “us” and “our” refer to American Dairy, Inc. and its consolidated subsidiaries.

ii

PART I
Item 1. Business

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

Walnut and Other Products
We produce other auxiliary products that we market in conjunction with our infant milk powder, as well as to health-conscious adults.  Walnut products include walnut powder and walnut oil.  Other products include cream, skim milk powder, full milk powder, butter, and other related milk powder products.

Product Sales

The following table reflects the sales of our principal products during the fiscal years ended December 31, 2008 and 2007:

	2008			2007			2008 over 2007
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales

Milk powder	16,311	121,255	62.8	17,100	118,349	72.2	(789)	2,906	2.5
Raw milk powder	16,572	60,753	31.4	12,899	35,566	21.7	3,673	25,187	70.8
Soybean powder	2,153	4,400	2.3	1,785	3,253	2.0	368	1,147	35.3
Rice cereal	816	4,631	2.4	1,292	5,332	3.3	(476)	(701)	(13.1)
Walnut products	327	1,663	0.9	241	1,212	0.7	86	451	37.2
Other	727	490	0.2	97	187	0.1	630	303	162.0
Total	36,906	193,192	100	33,414	163,899	100	3,492	27,224	16.6

Sources of Milk

We have entered into supply contracts with numerous small dairy farmers that have provided us access to over 200,000 cows that provide milk to our over 200 company-owned milk collection stations.  On average, each cow provides four tons of milk per year, which farmers deliver to our milk collection stations.  In addition, we commenced construction in 2007 of two company-owned dairy farms, Gannan Farms and Kedong Farms, which we expect to be complete in the fourth quarter of 2009.  When construction is complete, each of these dairy farms will have the capacity to house 10,000-12,000 dairy cows.  Gannan Farms and Kedong Farms currently house a total of approximately 8,000 Australian Holstein cows, each of which, on average, provides us with 8-10 tons of milk per year.  We expect that each of our dairy farms will have annual capacity to source up to 70,000 tons of fresh milk per year.

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

However, our standard is to process the raw milk within 6-24 hours after milking, depending upon the time of day the raw milk is delivered to us.  Within this time, the milk is chilled, transported, separated, sterilized and spray-dried.  The raw milk is first received from milk collection centers.  Fully enclosed, stainless-steel vacuum milking machines are used to receive the raw milk.  Once received, the raw milk will no longer have any contact with air and is immediately processed with refrigeration equipment that cools the raw milk within four seconds to approximately four degrees Celsius.  The raw milk is then stored in air-tight tanks in preparation for advanced processes, which include milk fat separation, sterilization and spray-drying.

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

The production facilities we have constructed comply with pharmaceutical good manufacturing practice, or GMP, standards, a higher level of quality control than required for consumer goods manufacturing facilities.  Since 2000, our production facilities have obtained ISO 9002 and HACCP quality assurance certifications, as well as quality certifications from the PRC regulatory authorities.  Our processing equipment is manufactured by well-known European manufacturing companies.  We use whole-sealing and mechanized vacuum milk-pressing devices with freezing equipment for each milk station, which allows us to reduce the temperature of raw milk to four degrees Celsius within seconds for storage.  Our equipment also eliminates external air contact from the time milk is collected through the time that it is fully processed.  We employ automated processes and scientific parameters throughout the manufacturing process that are designed to ensure that all products meet our quality requirements.  We have in-house laboratories that utilize proprietary in-line sampling techniques to ensure the quality and safety of the entire production process, from raw materials to semi-finished products to finished products.  We believe that our rigorous testing and inspection procedures have been critical in ensuring that our products are free from melamine and other contaminants, are premium quality products and are safe and healthy for customers.

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

Gannan Feihe
Located in Heilongjiang Province, China, the Gannan Feihe premises comprise approximately 300,000 square meters.  The plant is approximately 3 years old and commenced milk powder production in 2008.  Gannan Feihe principally produces infant milk formula and has a production capacity of approximately 300 tons per day of milk powder.

Langfang Feihe
Located in Hebei Province, China, the Langfang Feihe premises comprise approximately 80,243 square meters.  The plant is approximately 3 years old and commenced operations in 2007.  Langfang Feihe primarily serves as a packaging and distribution facility and packages approximately 50,000 tons of products per year.

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

Qiqihaer Feihe
Feihe Dairy operates a production facility we refer to as Qiqihaer Feihe, which we acquired in 2006.  Located in Heilongjiang Province, China, the Qiqihaer Feihe premises comprise approximately 90,000 square meters.  The plant is approximately four years old.  Qiqihaer Feihe principally produces infant milk formula and adult milk formula and has a production capacity of approximately 270 tons per day of milk powder.  Qiqihaer Feihe also produces butter and has a production capacity of approximately 15 tons per day.

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

Product Distribution

Currently, our products are sold in stores nationwide throughout China, except in Hong Kong SAR, Macau SAR and Taiwan.  Prior to distribution, we route our products to our Feihe Dairy and Langfang Feihe for final packaging.  Feihe Dairy then distributes our finished products primarily in northeastern China, including Heilongjiang, Jilin and Liaoning Provinces, and Langfang Feihe distributes our finished products throughout the rest of China.  We have a distribution team working out of our headquarters and coordinating a network of over 450 dealers or representatives in key provinces across China.  The dealers, in turn, each typically hire one or two secondary agents who assist in the distribution process, including inventory management, product sales and service and payments.  Dealer agents display and sell our products in specially designated areas in stores.  In addition, in 2008 we began distributing our raw milk powder to beverage manufacturers and other wholesalers for use in their blended drink products.

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

Customers

No single customer equaled or exceeded 10% of our sales during the years ended December 31, 2008 or 2007.

Intellectual Property

We rely principally on trade secrets and confidentiality agreements to protect our proprietary product formulations and production processes.  We have obtained trademark registrations for the use of our trade name “Feihe” as well as our “Fei Fan” and “Fei Rui” brands, which have been registered with the PRC Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products.  We believe our trademarks are important to the establishment of consumer recognition of our products.  However, due to uncertainties in PRC trademark law, the protection afforded by our trademarks may be less than we currently expect and may, in fact, be insufficient.  Moreover, even if it is sufficient, in the event any of our trademarks are challenged or infringed, we may not have the financial resources to defend it against any challenge or infringement and such defense could in any event be unsuccessful.  Moreover, any events or conditions that negatively impact our trademark could have a material adverse effect on our business, operations and finances.

Research and Development

As of March 31, 2009, we have six technicians engaged in research and development activities.  These technicians monitor quality control at our production facilities to ensure that the processing, packaging and distribution of our milk products result in high quality premium milk products that are safe and healthy for customers.  These technicians also pursue methods and techniques to improve the taste and quality of our milk products and to evaluate new milk products for further production based upon changes in consumer tastes, trends and the introduction of competitive products by other milk producers.

During the fiscal years ended December 31, 2007 and 2008, we spent approximately $117,000 and $137,000, respectively, per year on research and development, representing amounts paid in compensation to our six quality control technicians described above.

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

•
Strengthen our premium quality brand awareness.  We believe that our products enjoy a reputation for high quality among those familiar with them, and our products routinely pass government and internal quality inspections.  We intend to increase our advertising expenses and continue advertising on China Central Television, or CCTV, as well as provincial stations in China, in order to market our products as premium and super-premium products.  We also intend to adopt a corresponding pricing model.  We believe many consumers in China tend to regard higher prices as indicative of higher quality and higher nutritional value, and as a result consumers with higher disposable incomes are increasingly inclined to purchase higher priced products, particularly in the areas of infant formula and nutritional products.

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

Government Regulation

We are regulated under national, provincial and local laws in China.  The following information summarizes aspects of those regulations that apply to us and is qualified in its entirety by reference to all particular statutory or regulatory provisions.  Regulations at the national, provincial and local levels in China are subject to change.  To date, compliance with governmental regulations has not had a material impact on our level of capital expenditures, earnings or competitive position, but, because of the evolving nature of such regulations, we are unable to predict the impact such regulations may have in the foreseeable future.

As a producer and distributor of nutritional products, and particularly dairy-based food products in China, we are subject to the regulations of China’s Agricultural Ministry.  This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food.  Specific PRC laws and regulations we face include:

•	the PRC Product Quality Law;

•	the PRC Food Hygiene Law;

•	the Access Conditions for Dairy Products Processing Industry;

•	the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing enterprises;

•	the Regulation on the Administration of Production Licenses for Industrial Products;

•	the General Measure on Food Quality Safety Market Access Examination;

•	the General Standards for the Labeling of Prepackaged foods;

•	the Implementation Measures on Examination of Dairy Product Production Permits;

•	the Standardization Law;

•	the Raw Milk Collection Standard;

•	the Whole Milk Powder, Skimmed Milk Powder, Sweetened Whole Milk Powder and Flavored Milk Powder Standards; and

•	the General Technical Requirements for Infant Formula Powder and Supplementary Cereal for Infants and Children.

We and our products are also subject to provincial and local regulations through such measures as the licensing of dairy manufacturing facilities, enforcement of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of dairy products.

In March 2008, the PRC National Development and Reform Commission, or the NDRC, promulgated the Access Conditions for Dairy Products Processing Industry, or the Access Conditions.  The Access Conditions set forth the conditions an entity must satisfy in order to engage, or continue to engage, in the dairy products processing business in China, including technique and equipment, product quality, energy and water consumption, sanitation and environmental protection, as well as production safety.  Any new or continuing dairy products processing projects or enterprises will be required to meet all the conditions and requirements set forth in the Access Conditions.  For projects or enterprises that already commenced operations before the promulgation of the Access Conditions, improvements or rectification actions may need to be taken in order to have such projects or enterprises meet the conditions within two years of the effective date of the Access Conditions on April 1, 2010.

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

Employees

As of March 31, 2009, we had approximately 2,847 employees on our payroll.  We had nine group administrators, approximately 992 employees were in marketing and sales, approximately 36 employees provided marketing support, approximately 175 people were working in our Nutrition Department as consultants and managers, approximately 139 employees were performing administrative functions, including financing, auditing and human resources, and approximately 1,496 employees were in production, storage and distribution.  Our employees are not represented by a labor union or covered by a collective bargaining agreement.  We have not experienced any work stoppages.  We believe that our relations with our employees are good.

Financial Information about Segments and Geographic Areas

Although we have historically operated and managed our business as a single reportable segment, in 2008, with the initial operations of our dairy farms, we have two reportable segments:  dairy products and dairy farm. Our dairy products segment produces and sells dairy products, such as wholesale and retail milk powders, as well as soybean powder, rice cereal, walnut powder and walnut oil.  Our dairy farm segment operates our two company-owned dairy farms, Gannon Farms and Kedong Farms, construction of which we commenced in 2007 and expect to be complete in the fourth quarter of 2009.  Our dairy farms provide milk to us and not to external customers. Please see Note 29 to our audited financial statements included elsewhere in this report for further discussion about segments. As we primarily generate our revenues from customers in the PRC, we do not present geographical segments.

Available Information

Our website is www.americandairyinc.com.  We provide free access to various reports that we file with, or furnish to, the U.S. Securities and Exchange Commission, or the SEC, through our website, as soon as reasonably practicable after they have been filed or furnished.  These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports.  Also available on our website are printable versions of our Code of Business Conduct and Ethics and charters of our Audit Committee, Compensation Committee, Nominating/Corporate Governance Committee and other committees of our board of directors.  Information on our website does not constitute part of and is not incorporated by reference into this Annual Report on Form 10-K or any other report we file or furnish with the SEC.  Our SEC reports can also be accessed through the SEC’s website at www.sec.gov and may be read or copied at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549.  Information regarding the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

For example, our raw milk cost increased by approximately 45% in 2008 due to various factors, including, we believe, general economic conditions, such as inflation and fuel prices, and rising production costs.  We also expect that our raw material prices will continue to fluctuate and be affected by these factors in the future.  Changes to our raw materials prices may result in increases in production and packaging costs, and we may be unable to raise the prices of our products to offset such increases in the short term or at all. As a result, our results of operations may be materially and adversely affected.

We are subject to public company reporting and other requirements for which we will incur substantial costs and our accounting and other management systems and resources may not be adequately prepared.

We incur significant legal, accounting, insurance and other expenses as a result of being a public company.  For example, laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules related to corporate governance and other matters subsequently adopted by the SEC and the NYSE Arca, result in substantial costs to us, including legal and accounting costs, and may divert our management’s attention from other matters that are important to our business.  Compliance with Section 404 of SOX requires that our management annually assess the effectiveness of our internal control over financial reporting and that our independent auditors report on management’s assessment.  During our review of our financial statements and results for the years ended December 31, 2008 and 2007, and following our termination of our prior auditors and the re-audit of our financial statements for the years ended December 31, 2006 and 2005, our management identified several internal control matters that constitute material weaknesses and significant deficiencies and, consequently, has concluded that our internal control over financial reporting was not effective at December 31, 2007 or December 31, 2008.  In addition, management has concluded, based primarily on the identification of the material weaknesses and significant deficiencies, that our disclosure controls and procedures were not effective at December 31, 2008.  See “Part II—Item 9A—Controls and Procedures” below. Material weaknesses in our internal controls over financial reporting related to financial statement review procedures, accounting treatment for routine and non-routine transactions, our internal audit function, and our untimely assessment of our internal controls over financial reporting.  Significant deficiencies in our internal controls over financial reporting related to period-end closing procedures, access to administrative and accounting systems, documentation of accounts receivable transfers and promoters expenses, and division of treasury and accounting duties.

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

We maintain certain bank accounts in China that are not protected by FDIC insurance or other insurance. As of December 31, 2008, we held approximately $11.6 million in bank accounts in China.  If a PRC bank holding our funds experienced insolvency, it may not permit us to withdraw our funds, which would result in a loss of such funds and reduction of our net assets.

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

As of December 31, 2008 we had approximately $242.1 million of total liabilities, which included approximately $99.2 million of outstanding principal on our 7.75% Convertible Notes due 2009, or the 2009 Notes, and our 1.00% Guaranteed Senior Secured Convertible Notes due 2012, or the 2012 Notes.  Our high level of indebtedness could have important consequences, including the following:

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

The indentures also require us to maintain tangible net worth ratios, to complete a qualifying initial public offering of our common stock by December 1, 2008, to repurchase some or all of our 2012 Notes from electing holders upon certain assets sales, upon certain change of control transactions or if our common stock ceases to trade on a qualifying U.S. stock exchange, and to file reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, with the SEC.  In addition, the outstanding 2012 Notes will accrue additional interest at an annual rate of 5.0% if a qualifying initial public offering has not occurred by December 1, 2008, and we will also be obligated to pay an additional amount equal to 3.0% of the principal amount of the outstanding 2012 Notes if a qualifying initial public offering has not occurred by December 1, 2008 and an additional amount equal to 1.0% of the principal amount of the outstanding 2012 Notes if we fail to retain a qualified auditor at any time after May 1, 2008.  Although we have entered into a supplemental indenture pursuant to which we have obtained waivers and consents from the holders of the 2012 Notes, those waivers and consents are limited in scope and are conditioned on events, including our timely making required repurchase payments, that we may not be able to satisfy.  Our failure to comply with the restrictions on our operations and other requirements under our indentures could constitute an event of default, subject us to litigation, and have an adverse effect on our business and financial condition.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—1.00% Senior Secured Convertible Notes Due 2012” below and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—Restructuring of 2012 Notes” below.

Our failure to repurchase the 2012 Notes pursuant to the supplemental indenture could adversely affect our business and financial condition.

Pursuant to the supplemental indenture with respect to the 2012 Notes, holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligates us to repurchase the 2012 Notes for an aggregate amount of $92.0 million in accordance with the terms and conditions of the supplemental indenture.  Accordingly, we have paid $15,333,333 to the holders of the 2012 Notes, of which $11,000,000 was paid in November 2008 and $4,333,333 was paid in January 2009, and we are obligated to pay an additional $15,333,333 by each of April 15 and July 15, 2009 and to pay the remaining $46.0 million by October 15, 2009.  We may not have adequate cash on hand or generate sufficient cash flows to make the repurchase payments and, even if we do, making such payments could substantially impair our liquidity and capital resources.  Additional financing sufficient to make the repurchase payments may not be available on satisfactory terms, if at all.  If we do not make the required repurchase payments on April 15, 2009, July 15, 2009 or October 15, 2009, the waivers granted to us under the supplemental indenture will terminate, which will restrict our business operations, the 2012 Notes will recommence accruing interest, which will adversely affect our business and financial condition, and the holders of the 2012 Notes could exercise their conversion rights under the indentures, which may result in substantial dilution.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—Restructuring of 2012 Notes” below.

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

Although the holders of our 2012 Notes have waived these additional payment and interest obligations, the waiver provides that these obligations will recommence if we do not make the required 2012 Note repurchase payments pursuant to the supplemental indenture.  If we are unable to make the repurchase payments and to comply with the public offering and registration statement requirements, our business and financial condition will be adversely affected.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—Restructuring of 2009 Notes” below and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—Restructuring of 2012 Notes” below.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executives are located at Star City International Building, 10 Jiuqianxiao Road, C-16th Floor, Chaoyang District, Beijing, China 100016.  We have six production and packaging facilities, which have an aggregate milk powder production capacity of 1,220 tons per day, encompass an aggregate of approximately 634,464 square meters of office, plant, and warehouse space, and are located in the Heilongjiang, Shanxi and Hebei Provinces in China.  For additional information on our production and packaging facilities, see “Item 1. Business—Production and Packaging Facilities” above.

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

Item 3. Legal Proceedings

From time to time, we may become involved in various claims and lawsuits incidental to our business.  Other than as disclosed below, we know of no material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

We are a plaintiff in a lawsuit entitled American Dairy, Inc. v. Murrell, Hall, McIntosh & Co. PLLP et al., filed on April 15, 2008 in the United States District Court for the Western District of Oklahoma. This suit alleges that our previous independent auditor, Murrel, Hall, McIntosh & Co. PLLP, or MHM, breached its duties of due care and professional competence by failing to perform its audits in accordance with professional standards of care in that MHM improperly and negligently (i) accepted Henny Wee & Co.’s representation that it was independent and otherwise failed to make sufficient inquiries concerning Henny Wee & Co.’s independence, and (ii) permitted Henny Wee & Co. to perform such a significant and material part of the audit work that MHM should have evaluated whether it could act as principal auditor and report on our financial statements. We are seeking compensatory damages of not less than $10.0 million in connection with this suit.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders in the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Price Range of Our Common Stock

American Dairy common stock trades on the NYSE Arca Exchange under the symbol “ADY.”  At March 31, 2009 there were 17,253,907 shares of common stock issued and outstanding that were held by approximately 440 stockholders of record.  The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as reported on the NYSE Arca Exchange.

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

Transfer Agent and Registrar

Our transfer agent and registrar is Interwest Stock Transfer Company, 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117-5148; telephone 1 (801) 272-9294.

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

In November 2008, pursuant to an agreement regarding our 2009 Notes, we issued to holders of our 2009 Notes an aggregate amount of 216,639 shares of our common stock.  In connection with the agreement, we amended and restated the 2009 Notes and the warrants issued therewith.  The amended and restated 2009 Notes have an aggregate principal amount of $18.2 million, accrue interest at an annual rate of 7.75%, mature in October 2009, and may be converted at the option of the holder into shares of our common stock at a conversion price of $14.50 per share.  The warrants issued with the amended and restated 2009 Notes permit the holders to acquire approximately 251,000 shares of our common stock at an exercise price of $14.50 per share at any time prior to October 2012.  We issued these securities pursuant to the exemptions from registration under Section 3(a)(9) of the Securities Act for certain exchange offers and Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

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

From January 2008 to the present, we have issued 8,000 restricted shares of our common stock to each of our directors in consideration for their services to us, and an additional 2,000 restricted shares of our common stock to Hui-Lan Lee, a director and the chairperson of our Audit Committee.  In addition, from January 2008 to the present, we have issued 22,500 shares of our common stock, and options to purchase up to an aggregate of 270,000 shares of our common stock at exercise prices ranging from $ 12.00 to $30.00 per share, to employees in consideration for their services to us.  We issued these securities pursuant to the exemption from registration under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In December 2007, we dismissed MHM as our independent registered public accountant following notification of an informal SEC investigation related to individuals and entities that provided accounting or certain advisory services to us, including MHM and Henny Wee & Co.  We believe that the primary focus of the investigation is not related to our business or management, but rather to the independence of MHM and Henny Wee & Co.  In April 2008, we filed a lawsuit against MHM in the United States District Court for the Western District of Oklahoma alleging that MHM breached its duties of due care and professional competence when serving as our independent registered public accountant.  In January 2008, we engaged Grant Thornton, the Hong Kong member firm of Grant Thornton International Ltd., as our new independent registered public accountants.  In addition, we initiated a voluntary re-audit of certain historical financial statements.  During the course of the re-audit, we identified items that require reclassification and errors that require correction in certain financial statements line items in our financial statements as of and for the 2006 and 2005 fiscal years.  On March 26, 2009, our management, in consultation with our Audit Committee, concluded that our previously filed financial statements as of and for the fiscal years ended December 31, 2006 and 2005 should be restated and should no longer be relied upon, and on March 31, 2009 we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which included audited, restated financial statements as of and for these years.

This Annual Report contains our audited financial statements for the years ended December 31, 2008 and 2007 and data derived therefrom. Data for the fiscal year ended 2007 have been revised to present certain components as discontinuing operations.  See Note 11 to our audited financial statements included elsewhere in this report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes appearing elsewhere in this Annual Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” above.

Overview

We are a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the PRC.  Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns.  We have over 200 company-owned milk collection stations, six production and distribution facilities with an aggregate milk powder production capacity of 1,220 tons per day, and an extensive distribution network that reaches over 50,000 retail outlets throughout China.

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

As further explained below under “—Ausnutria Transaction,” due to a letter of intent we entered into in December 2008, accounts relating to our subsidiary Heilongjiang Moveup Co., Limited, or Moveup, are reflected in our financial statements as discontinuing operations.  In addition, in 2008, with the initial operations of our dairy farms, we have two reportable segments:  dairy products and dairy farm. Our dairy products segment produces and sells dairy products, such as wholesale and retail milk powders, as well as soybean powder, rice cereal, walnut powder and walnut oil.  Our dairy farm segment operates our two company-owned dairy farms, Gannon Farms and Kedong Farms, construction of which we commenced in 2007 and expect to be complete in the fourth quarter of 2009.  Our dairy farms provide milk to us and not to external customers.

Results of Operations

The following table sets forth certain information regarding our results of operation.

	Years Ended December 31
	2008	2007
	($ in thousands)
Statements of Operations Data
Sales	193,192	163,899
Cost of goods sold	117,181	91,430
Gross profit	76,011	72,469
Operating and administrative expenses
Sales and marketing	50,686	40,739
General and administrative	19,047	13,836
Income from continuing operations	6,278	17,893
Other income (expenses)	7,849	(4,389)
Income tax expenses	3,567	5,662
Net income from discontinuing operations	6,463	442
Net income attributable to ordinary shareholders	17,023	8,284
Other comprehensive income:
Cumulative currency translation adjustments	13,065	9,315
Total comprehensive income	30,088	17,599

Comparison of Years Ended December 31, 2008 and 2007

Total Comprehensive Income
Total comprehensive income increased by approximately $12.5 million, or 71.0%, from approximately $17.6 million in 2007 to approximately $30.1 million in 2008.  This increase was primarily attributable to an increase of approximately $29.3 million, or 17.9%, in sales, an increase of approximately $12.2 million, or 279.2% in other income (expenses), a decrease of approximately $2.1 million, or 37.0%, in income tax expenses, an increase of approximately $6.0 million, or 1,361.8%, in net income from discontinuing operations, and an increase of approximately $3.9 million, or 41.3%, in cumulative currency translation adjustments, offset in part by an increase of approximately $25.8 million, or 28.2%, in cost of goods sold and an increase of approximately $15.2 million, or 27.8%, in total operating expenses.  Our gross profit margin decreased from 44.2% in 2007 to 39.3% in 2008.

Sales
Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products.  Sales increased by approximately $29.3 million, or 17.9%, from approximately $163.9 million in 2007 to approximately $193.2 million in 2008.  This increase was primarily attributable to expanding our market areas and distribution network throughout China, increased demand for high quality products and strong market acceptance of these products, and increased sales quantities of several high profit margin products.

The following table sets forth information regarding the sales of our principal products during the fiscal years ended December 31, 2008 and 2007:

	2008			2007			2008 over 2007
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales

Milk powder	16,311	121,255	62.8	17,100	118,349	72.2	(789)	2,906	2.5
Raw milk powder	16,572	60,753	31.4	12,899	35,566	21.7	3,673	25,187	70.8
Soybean powder	2,153	4,400	2.3	1,785	3,253	2.0	368	1,147	35.3
Rice cereal	816	4,631	2.4	1,292	5,332	3.3	(476)	(701)	(13.1)
Walnut products	327	1,663	0.9	241	1,212	0.7	86	451	37.2
Other	727	490	0.2	97	187	0.1	630	303	162.0
Total	36,906	193,192	100	33,414	163,899	100	3,492	27,224	16.6

In 2008, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	2008	2007
Sales revenues (in thousands)	$193,192	$163,899
Total sales volume (kilograms in thousands)	36,906	33,414
Average selling prices/kilogram (in thousands)	$5.23	$4.91

The increase in average sales price per kilogram, as reflected in the table, is relatively small and primarily attributable to the shift in product mix to higher end products rather than an increase in the sales price of individual products.  Prices per kilogram actually increased in the two most significant product lines as demonstrated in the following table, which reflects the average sales price per kilogram by product for 2008 and 2007 and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
Product	2008	2007	Percentage Change
Milk powder	$7.43	$6.92	7.4
Raw milk powder	3.67	2.76	33.0
Soybean powder	2.04	1.82	12.1
Rice cereal	5.68	4.13	37.5
Walnut products	5.09	5.03	1.1
Other	0.67	1.93	(65.3)
Total	$5.23	$4.91	6.5

Cost of Goods Sold
Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs shipping and handling costs for the products sold.  Cost of goods sold increased approximately $25.8 million, or 28.2%, from approximately $91.4 million in 2007 to approximately $117.2 million in 2008.  This increase was primarily attributable to an increase of approximately $32.9 million, or 81.2%, in raw milk powder purchased from third parties for processing and distribution, as well as a general increases in costs resulting from economic conditions.

Operating and Administrative Expenses
Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses increased by approximately $15.2 million, or 27.8%, from approximately $54.6 million in 2007 to approximately $69.7 million in 2008.

Sales and Marketing.  Our sales and marketing expenses consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Company’s sales and marketing personnel.  Sales and marketing expenses increased approximately $9.9 million, or 24.4%, from approximately $40.7 million for 2007 to approximately $50.7 million for 2008.  This increase was primarily attributable to an increase of approximately $2.1 million, or 17.7%, in salary and an increase of approximately $2.4 million, or 87.0%, in transportation expenses.  Sales and marketing expenses are likely to increase as we continue expanding our distribution network throughout China and seek to increase our market share and awareness of our premium quality products.

General and Administrative. Our general and administrative expenses consist primarily of salary, travel, entertainment expenses, benefits, share-based compensation, and professional service fees.  General and administrative expenses increased approximately $5.2 million, or 37.7%, from approximately $13.8 million for 2007 to approximately $19.0 million for 2008.  This increase was primarily attributable to an increase of approximately $2.7 million, or 120.2%, in legal and accounting fees and an increase of approximately $0.6 million, or 13.7%, in allowance for receivables.  General and administrative expenses are likely to increase as we continue to expand our production, sourcing capacity, and distribution capacity throughout China.

Income from Continuing Operations
As a result of the foregoing, our income from continuing operations decreased by approximately $11.6 million, or 64.9%, from approximately $17.9 million in 2007 to approximately $6.3 million in 2008.

Other Income (Expenses)
Our other income (expenses) consists primarily of interest income, interest and finance costs, amortization of deferred charges, registration rights penalty, gain on extinguishment of debt, gain (loss) on derivatives, government subsidized tax refunds, and other income and expense accounts.  Other income (expenses) increased approximately $12.2 million, or 279.2%, from other expense of approximately $4.4 million for 2007 to other income of approximately $7.9 million for 2008.  This increase was primarily attributable to a gain on extinguishment of notes of approximately $30.5 million, offset in part by a decrease in gain (loss) on derivatives of approximately $11.6 million, or 353.8%, an increase in interest and finance costs of approximately $5.4 million, or 40.6%, and a decrease in government subsidized tax refunds of approximately $1.3 million, or 16.3%.  The gain on extinguishment of notes and the loss on derivatives primarily relate to our agreement to repurchase all of our 2012 Notes, which we expect to be non-recurring.

Income Tax Expenses
We are subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC.  Our income tax expenses decreased by approximately $2.1 million, or 37.0%, from approximately $5.7 million in 2007 to approximately $3.6 million in 2008.  The decrease was primarily attributable to decreases in our PRC tax expenses resulting from a decrease in our income subject to PRC tax.

Net Income from Discontinuing Operations
As further explained below under “—Ausnutria Transaction,” due to a letter of intent we entered into in December 2008, accounts relating to our subsidiary Moveup are reflected in our financial statements as discontinuing operations.  Our net income from discontinuing operations increased by approximately $6.0 million, or 1,361.8%, from approximately $442,000 in 2007 to approximately $6.5 million in 2008.

Cumulative Currency Translation Adjustments
Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments increased by approximately $3.9 million, or 41.4%, from approximately $9.3 million in 2007 to approximately $13.2 million in 2008.

Liquidity and Capital Resources

We had retained earnings of approximately $54.1 million and $37.9 million as of December 31, 2008 and 2007, respectively.  As of December 31, 2008, we had cash and cash equivalents of approximately $11.8 million and total current assets of approximately $151.9 million.  As of December 31, 2008, we had a working capital deficit of approximately $69.5 million, primarily attributable to our agreement to repurchase our 2012 Notes.  We have financed our activities to date principally from cash generated from operations and the sale of debt securities.

Our summary cash flow information is as follows:

	Year ended December 31
Net cash provided by (used in):	2008	2007
	($ in thousands)
Operating activities	29,899	(4,398)
Investing activities	(32,259)	(101,661)
Financing activities	713	73,931

Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities increased approximately $25.5 million, from net cash used in operating activities of approximately $4.4 million in 2007 to net cash provided by operating activities of approximately $29.9 million in 2008.  This increase was primarily attributable to an increase in net income from continuing operations of approximately $2.7 million, an increase in depreciation of property and equipment of approximately $1.9 million, a decrease in prepayments and other assets of approximately $4.6 million, an increase in accounts payable and accrued expenses of approximately $20.8 million, an increase in income taxes payable of approximately $2.0 million, an increase in advances from customers of approximately $2.5 million, an increase in accrued employee benefits of approximately $1.3 million, and an increase in other payables of approximately $5.6 million.  This increase was offset in part by various non-cash charges associated with our convertible notes aggregating to approximately $6.5 million, a decrease in provision for losses on receivables of approximately $3.7 million, an increase in trade receivables of approximately $9.1 million, an increase in net inventories of approximately $466,000, and an increase in refundable taxes of approximately $1.1 million.

Net Cash Used in Investing Activities
Net cash used in investing activities decreased approximately $69.4 million, from approximately $101.7 million in 2007 to approximately $32.3 million in 2008.  This decrease was primarily attributable to a reduction of approximately $13.0 million in purchases of property and equipment, a reduction of approximately $16.5 million in purchases of leases, a reduction of approximately $6.8 million in prepayments for land use rights, an increase in time deposits of approximately $16.4 million, an increase in note and loan receivable accounts aggregating to approximately $7.8 million, and a deposit of approximately $4.4 million associated with our sale of Moveup.  This decrease was offset in part by a purchase of dairy cows of approximately $3.7 million.  Net cash used in investing activities primarily relates to our bank account and other cash management vehicles and expenditures associated with our construction and acquisition of new facilities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased approximately $73.2 million, from approximately $73.9 million in 2007 to approximately $713,000 in 2008.  This decrease was primarily attributable to our sale of convertible notes in 2007, netting proceeds to us of approximately $76.3 million, our 2008 repayment of $11.0 million to holders of our 2012 Notes, and approximately $1.1 million less in cash received from warrant exercises.  This decrease was offset in part by increases in proceeds from sales of notes, loans and long term debt aggregating to approximately $8.6 million and reductions in the amounts we repaid for notes, loans and long term debts aggregating to approximately $7.6 million.

Outstanding Indebtedness

Series B Convertible Notes
On June 30, 2005 and August 14, 2005, we issued two Series B Notes, in the aggregate principal amount of $5.0 million.  The Series B Notes accrued interest at 7.50% per annum, matured one year from their dates of issuance, and were convertible into shares of our common stock at an initial conversion price of $10.00 per share subject to adjustments for stock splits, dividends, reorganization and similar events.  The Series B Notes were issued to Pike Capital Partners L.P.  In July and August 2007, the $5.0 million principal amount plus $750,000 in accrued and unpaid interest was converted in accordance with the terms of the Series B Notes into 575,000 shares of our common stock, which were allocated between Pike Capital Partners, L.P. and its affiliate Pike Capital Partners (QP) LP, or collectively the Pike Entities.  During the fiscal years ended December 31, 2008 and 2007, the Pike Entities beneficially owned in excess of 5% of our issued and outstanding common stock.

7.75% Convertible Notes Due 2009
On October 3, 2006, pursuant to a subscription agreement, we issued an aggregate principal amount of $18.2 million in 2009 Notes and warrants to purchase up to an aggregate of 251,000 shares of our common stock.  The value of the warrants of $1,871,859 was recorded as a discount to the value of the 2009 Notes and was to be amortized to interest expense over the term of the 2009 Notes.  The 2009 Notes mature on October 2, 2009, accrue interest at an annual rate of 7.75% compounded annually and payable in shares of our common stock at maturity, and contain customary representations, warranties, and events of default, including failure to pay amounts due under the 2009 Notes, failure to comply with certain covenants, and the occurrence of certain insolvency events.  The principal and accrued and unpaid interest due under the 2009 Notes may be converted at the option of the holder into shares of common stock at an initial conversion price of $14.50 per share.  The conversion price is subject to adjustments for dividends, subdivisions, combinations, and other events.  Subject to the same adjustments, the warrants permit the holders to acquire, at any time prior to October 2, 2012, an aggregate of approximately 251,000 shares of our common stock at an initial exercise price of $14.50 per share.  As of December 31, 2008, the conversion price of the 2009 Notes and the exercise price for the warrants was $14.50 per share.

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

1.00% Guaranteed Senior Secured Convertible Notes Due 2012
On June 1, 2007 and June 27, 2007, pursuant to a notes purchase agreement and related agreements, we issued an aggregate principal amount of $60.0 million and $20.0 million, respectively, in 2012 Notes.  The 2012 Notes accrue interest at an annual rate of 1.00%, payable in cash on June 1 and December 1 of each year, and mature on the five-year anniversary of their issuance.  The 2012 Notes have been guaranteed by certain of our subsidiaries and secured by a pledge of all of our equity interest in AFC and a pledge of 2,664,340 shares of our common stock held by Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager.  Costs of $3,697,934 associated with the 2012 Notes were capitalized as a deferred charge and are shown as an other asset as of December 31, 2007.  These costs were to be amortized over the term of the 2012 Notes.  Amortization of $657,258 and $369,794 was charged to expense during the years ended December 31, 2008 and 2007, respectively.

The principal amount of the 2012 Notes is convertible into shares of our common stock at the option of the holder at an initial conversion price of $24.00 per share.  On March 1, 2008, pursuant to a semi-annual reset provision based on the volume-weighted 30-day average trading price of our common stock, the conversion price of the 2012 Notes was reset to $12.00 per share.  The conversion price is also subject to adjustments for dividends, subdivisions, issuances of our common stock or warrants below current market prices, and other events.   If not previously converted or repurchased, upon maturity we must redeem the 2012 Notes at a price equal to $228,776 per each $100,000 in principal amount of 2012 Notes.  As of December 31, 2007, we accrued $8,151,867 of the redemption amount related to the 2012 Notes.

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

Pursuant to the investor rights agreement, we granted Citadel Equity Fund Ltd, or Citadel, a right of first refusal to purchase any securities we may propose to issue or sell until June 1, 2012.  We sold and issued a principal amount of $60.0 million of the 2012 Notes to Citadel.  During the fiscal year ended December 31, 2008, Citadel beneficially owned in excess of 5% of our issued and outstanding common stock.

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

Restructuring of 2012 Notes
On November 12, 2008, we entered into a supplemental indenture with respect to the 2012 Notes.  The supplemental indenture grants each holder of the 2012 Notes the option to elect that we repurchase all or any portion of such holder’s 2012 Notes, at a repurchase price of 115% of the principal amount of 2012 Notes for which such holder elected early repurchase.  On November 13, 2008, the holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligates us to repurchase the 2012 Notes for an aggregate amount of $92.0 million in accordance with the terms and conditions of the supplemental indenture.  Accordingly, we have paid $15,333,333 to the holders of the 2012 Notes, of which $11,000,000 was paid in November 2008, and $4,333,333 was paid in January 2009, and we are obligated to pay an additional $15,333,333 by each of April 15 and July 15, 2009 and to pay the remaining $46.0 million by October 15, 2009.  As part of the first repurchase payment, we also paid $407,000 in accrued and unpaid interest and accrued registration rights penalty to holders of the 2012 Notes.  As a result of the repurchase election, interest on all 2012 Notes ceased to accrue after November 13, 2008 and the 2012 Notes may not be converted into shares of our common stock, subject to our making the required repurchase payments.  Holders of the 2012 Notes are entitled to all other rights and privileges as holders of the 2012 Notes until the required repurchase payments are paid in full.  Costs of $123,354 associated with the 2012 Notes restructuring were capitalized as a deferred charge and are shown as an other asset as of December 31, 2008.  These costs are amortized over the term of the restructured Notes.  Amortization of $16,957 was charged to expense during the year ended December 31, 2008.

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

Since the terms of the 2012 Notes entered into on November 12, 2008 were substantially different than the previous terms of the 2012 Notes, the transaction was accounted for as an extinguishment of debt.  This resulted in $30,497,268 of gain recognized in our consolidated statements of operations and comprehensive income in the year ended December 31, 2008.  The embedded derivatives contained in the original terms of the 2012 Notes were also extinguished on November 12, 2008.  However, prior to extinguishment, the fair value of the derivatives measured using the using the Monte Carlo simulation approach was increased to $58,340,781, resulting in a loss of $8,321,481 recorded in the statements of operations and comprehensive income during the year ended December 31, 2008.

Other Factors Affecting our Liquidity and Capital Resources

Expansion Strategy
We believe the market for dairy products in China is growing rapidly, including the market for high quality dairy products.  Our growth strategy involves capturing as much of this market as possible during this rapid growth phase.  To implement this strategy we plan to expand our production capabilities by investing in world-class production processes, to enhance our distribution capabilities into first-tier PRC markets, to strengthen our premium quality brand awareness, and to strategically align sourcing, production and distribution by region.  Our expansion strategy will require the continued retention and investment of our earnings from operations and, we believe, additional funding from private debt and equity financing.  In general, the commitment of funds to the acquisition or construction of plant and equipment tends to impair liquidity.  However, we believe that because of the upward trend in our revenues in recent years, even if this trend levels off, our income from continuing operations coupled with such additional financing should provide sufficient liquidity to meet our needs.  Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.  In the event of an unanticipated shortfall, we have access to a line of credit with the Construction Bank of China and other Chinese banks to fund our operations.  We have credit facilities in place with an aggregate limit of approximately $9.0 million provided by three branches of the China Construction Bank.

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

In February 2008, we made a deposit payment of approximately $1.4 million to Ausnutria Holding Co., Ltd., which indirectly owns Ausnutria, in connection with our efforts to resolve the incomplete transactions in 2007.  The transaction did not close and we entered into renegotiations.  In connection with this transaction, we recorded a total deposit for investment of $31,586,473 as of the year ended December 31, 2008, of which $1,925,852 of the increase related to changes in exchange rates.

To resolve the incomplete transactions regarding Ausnutria, on December 16, 2008, we signed a letter of intent to sell all of the business activities and operations of Moveup.  Accordingly, Moveup is reflected in our consolidated financial statements as discontinuing operations.  On February 18, 2009, we, through our subsidiary Feihe Dairy, entered into a new equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, one of our directors and Vice President of Finance of Feihe Dairy, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for an aggregate consideration of approximately $43.3 million.  The agreement is subject to customary representations, warranties, covenants and indemnities.  The purchase price is payable in two tranches.  We have received approximately $11.0 million from the purchasers, and the second tranche of approximately $32.3 million has been deposited into an escrow account and will be released to Feihe Dairy and Mr. Liu upon satisfaction of the closing conditions under the agreement, including completion of the application for amendment of shareholders with the local counterpart of the State Administration of Industry and Commence in Kedong County, Heilongjiang Province, China.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements that is presented separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of SFAS 160 is not expected to have a significant impact on our financial statements.

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

In March 2008, the FASB issued SFAS, No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133,” or SFAS 161.  SFAS 161 provides new disclosure requirements for an entity’s derivative and hedging activities.  SFAS 161 is effective for periods beginning after November 15, 2008. We have not yet determined the impact the adoption of SFAS 161 will have on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3.  FSP FAS 142-3 amends the factors an entity should consider when developing renewal or extension assumptions used in determining the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements in determining the amortizable useful life and requires expanded disclosures related to the determination of intangible asset useful lives.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.  The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements, though, must be applied prospectively to all intangible assets recognized as of the effective date. Early adoption is prohibited.  The adoption of FSP FAS 142-3 is not expected to have a significant impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or FAS 162.  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  FAS 162 is effective 60 days following SEC approval.

In June 2008, the FASB issued Staff Position No. Emerging Issues Task Force, or EITF, 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1.  FSP EITF 03-6-1 requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends will not be returned to the entity if the employee forfeits the award.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and the interim periods within those years.  Early adoption is prohibited and retroactive disclosure is required.  We are currently evaluating the effect that the adoption of FSP EITF 03-6-1 will have on our financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” or EITF 07-5.  EITF 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock.  EITF 07-5 will be effective for years beginning after December 15, 2008.  We are currently evaluating the effect that the adoption of EITF 07-5 will have on our financial statements.

In December 2008, the FASB issued FSP No. FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” or FSP FAS 132R-1, to require employers to provide more transparency about the assets in their post-retirement benefit plans.  The disclosures are required for the fiscal years ending after December 15, 2009.  We intend to adopt FSP FAS 132R-1 effective December 31, 2009.

In February 2008, the FASB issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP SFAS 157-2.  This statement defers fair value requirements for non-financial assets and liabilities not required to be stated at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. This deferral primarily impacts assets such as property, plant and equipment, intangible assets and goodwill upon non-recurring events such as business combinations, asset impairments and goodwill impairment, among others.  The adoption of FSP SFAS 157-2 did not have a material impact on our financial position, results of operations or cash flows.

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

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rate at December 31, 2007 was approximately 7.3 Renminbi to 1 U.S. dollar.  The exchange rate at December 31, 2008 was approximately 6.8 Renminbi to 1 U.S. dollar.  The exchange rate is currently permitted to float within a very limited range.

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

During our review of our financial statements and results for the year ended December 31, 2008 and 2007, and following our termination of our prior auditors and the re-audit of our financial statements for the years ended December 31, 2006 and 2005, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, identified several internal control matters that constitute material weaknesses and significant deficiencies, which we view as an integral part of our disclosure controls and procedures.  Consequently, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at December 31, 2007 or December 31, 2008.  These weaknesses and deficiencies are discussed below under “— Management’s Report on Internal Control Over Financial Reporting.”

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

During our review of our financial statements and results for the years ended December 31, 2008 and 2007, and following our termination of our prior auditors and the re-audit of our financial statements for the years ended December 31, 2006 and 2005, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, and concluded that these controls were not effective at December 31, 2007 or December 31, 2008.  As a result of that assessment, we identified the following internal control matters that constitute material weaknesses or significant deficiencies:

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

o	Timing of management’s assessment – We did not timely perform and document our management assessment of our internal controls over financial reporting as of December 31, 2008.

•	Significant deficiencies in our internal controls over financial reporting:

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

Name	Age	Position	Director Since

Leng You-Bin	44	Chairman, Chief Executive Officer, President, and General Manager	2003
Liu Hua	36	Vice Chairman, Secretary, Treasurer, and Director	2003
Liu Sheng-Hui	38	Vice President of Finance, Feihe Dairy, and Director	2003
Hui-Lan Lee	59	Director	2003
Kirk G. Downing, Esq.	56	Director	2005
James C. Lewis, Esq.	56	Director	2006

Leng You-Bin has been our Chairman, Chief Executive Officer, President, and General Manager since May 2003.  From January 2002 to May 2003, Mr. Leng served as the Chief Executive Officer and President of American Flying Crane Corporation. From 1997 to 2002, Mr. Leng served as the General Manager of Feihe Dairy, and he became the Chairman and General Manager in 2000.  From 1989 to 1997, Mr. Leng served as a technician, deputy director and director of Zhaoguang Dairy Plants, the predecessor of Feihe Dairy.  Mr. Leng received a bachelor’s degree in food engineering from Northeast Agriculture University, China. and Shanghai Light Industrial college and studied business administration at Beijing University.

Liu Hua has been our Vice Chairman since April 2008, and he has also served as Secretary, Treasurer, and a director since May 2003.  From May 2003 to April 2008, Mr. Liu served as our Chief Financial Officer, Secretary, and Treasurer.  From November 2000 to May 2003, Mr. Liu served as the Financial Officer of Feihe Dairy.  From June 1998 to November 2000, Mr. Liu served as the Chief Executive Officer of Shenzhen Cima Limited, a financial consulting company.  From January 1996 to June 1998, Mr. Liu served as Chief Executive Officer of Shensheng Jiajing Inc., a trading company.  From September 1993 to January 1996, Mr. Liu served as the Chief Executive Officer of Zhengzhou Huacheng Limited, a trading company.  Mr. Liu received a bachelor’s degree in finance and economics from Xian Jiaotong University and from Shenzhen University.

Liu Sheng-Hui has been a director since May 2003, and he has also served as Vice President of Finance of Feihe Dairy since August 2001.  From January 2000 to May 2003, Mr. Liu served as Chief Financial Officer and a director of American Flying Crane Corporation.  From September 1998 to January 2000, Mr. Liu served as Chief Financial Officer at Feihe Dairy, where he also served in a variety of business positions from July 1992 to September 1998.  Mr. Liu received a bachelor’s degree in economics from Northeast Agriculture University, China, and an associate degree in accounting from Country Cadre Institute under the Supervision of Ministry of Agriculture in China.

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

Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Leng You-Bin, Lee Hui-Lan, and James C. Lewis.  Except for Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, none of the members of our compensation committee is an officer or employee of our company.  None of our executive officers serve, or in the past year has served, as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers serving on our board of directors or Compensation Committee.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons” below for a summary of related party transactions involving Mr. Leng.

Executive Officers

The following table sets forth the name and age of each of our executive officers, the positions and offices held by each executive officer with us, and the period during which the executive officers has served as one of our executive officers.  All officers serve at the pleasure of the board of directors.

Name	Age	Position	Officer Since

Leng You-Bin	44	Chairman, Chief Executive Officer, President, and General Manager	2003
Liu Hua	36	Vice Chairman, Secretary, Treasurer, and Director	2000
Jonathan H. Chou	44	Chief Financial Officer	2008
Liu Sheng-Hui	39	Vice President of Finance, Feihe Dairy, and Director	2001
Nie Bo	37	Head of Sales and Marketing	2007

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

Liu Sheng-Hui’s biographical summary is included under“—Directors.”

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

We conduct an annual review of the aggregate level of our executive compensation as part of the annual budget review and annual performance review processes.  During our review of an individual executive’s compensation, our Compensation Committee primarily considers individual performance of that executive and internal review of the executive’s compensation, both individually and relative to other executive officers.  Our Compensation Committee also considers factors of corporate performance including the stock prices, sales, revenue and the current overall economic situation.  Adjustments to salary levels are typically made annually as part of the company’s performance review process, as well as upon a change in job responsibility.  Merit-based increases to salaries are based on our Compensation Committee’s assessment of the individual’s performance.

While we do not currently have performance-based compensation arrangements in place, we intend to implement such arrangements as we believe such arrangements can better align the interests of the key executives with our shareholders.  After implementing such arrangements, our Compensation Committee intends to grant equity awards to our executives if certain performance goals are met, such as those based on specified increases in cash flow, net profits, stock price, sales, market shares or earnings per share.

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

Monitoring Executive Compensation Program

Our Compensation Committee monitors our executive compensation program by routinely comparing it to the compensation programs of similarly situated companies and considering other factors such as performance, length of service, peer evaluations, subjective and objective reviews.  As a result of its examination in 2008, our Compensation Committee recommended, and our board of directors approved, a cash compensation package of $200,000 for each of Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, and Liu Hua, who served as our Chief Financial Officer until April 15, 2008 and who continues to serve as our Vice Chairman, Secretary, Treasurer, and a director, for services rendered in 2008.

Summary Compensation Table

Name and Principal Position (1)	Fiscal Year	Bonus	Salary	Equity Awards (2)	Total
Leng You-Bin, Chairman, Chief Executive Officer,	2007	0	200,000	68,250	268,250
President, and General Manager	2008	0	200,000	120,560	320,560

Liu Hua, Vice Chairman, Secretary, Treasurer, and	2007	0	200,000	68,250	268,250
Director (3)	2008	0	200,000	120,560	320,560

Jonathan H. Chou, Chief Financial Officer	2007	0	0	0	0
	2008 (4)	55,000	116,667	140,689	312,356

(1)	Identifies our principal executive and principal financial officers during the specified periods.

(2)
Represents the dollar amount of expense recognized for financial statement reporting purposes with respect to awards of common stock or options to acquire common stock issued under our 2003 Stock Incentive Plan, in accordance to SFAS 123(R).  See the notes to our financial statements contained herein for an explanation of all assumptions made by us in determining the SFAS 123(R) values of our equity awards.

(3)
Liu Hua served as our Chief Financial Officer until April 15, 2008, and thereafter has continued to serve as our Vice Chairman, Secretary, Treasurer and a director. Amounts indicated include full year compensation Mr. Liu received.

(4)	Includes a signing bonus of approximately $55,000 and a proration of Mr. Chou’s annual salary of $175,000 based on an April 15, 2008 employment commencement date.

Employment Agreements

On April 15, 2008, we entered into an employment agreement with Jonathan H. Chou, who became our Chief Financial Officer on that date.  The agreement has a four-year term and provides that Mr. Chou will receive a base salary of $175,000, a signing bonus of approximately $55,000, and options to acquire up to 270,000 shares of our common stock according to a 48-month vesting schedule.  Mr. Chou is also eligible to receive discretionary bonuses at times and in amounts determined by our Compensation Committee and to participate in medical, health, dental, disability, liability insurance and life insurance benefits, and certain other fringe benefits available to executive officers.  We plan to enter into similar employment agreements with other executive officers in the future.

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

Incentive Stock Plan

Effective April 1, 2003, we adopted and approved our 2003 Incentive Stock Plan, which reserves 3,000,000 shares of common stock for issuance under the plan. The plan allows us to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses which may be subject to restrictions.  We granted to directors, employees, and management a total of 72,500 shares of common stock during 2008.

Our 2003 Incentive Stock Plan is administered by our Compensation Committee, which consists of Leng You-Bin, our Chairman, our Chief Executive Officer, President, and General Manager, Lee Hui-Lan, and James C. Lewis.  For the fiscal year ended December 31, 2008, no plan-based awards were granted to our named executive officers for services rendered in their executive positions.  Our named executive officers do not have any unexercised stock options, stock that has not yet vested or equity incentive awards outstanding as of the fiscal year ended December 31, 2008, except as follows:

Name and Principal Position (1)	Grant Date	Shares Underlying Options	Exercise Price Per Share	Vesting Date	Expiration Date
Jonathan H. Chou, Chief Financial Officer	October 15, 2008	80,000	$12.00	October 15, 2009	October 15, 2012

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

Based on our review of the copies of such forms we have received, we believe that during the year ended December 31, 2008, filing requirements applicable to our officers, directors and 10% owners of our common stock were complied with.

Board Compensation

Our directors received compensation during the year ended December 31, 2008, as follows:

Name	Stock Awards (1)
Leng You-Bin	$120,560	(2)
Liu Hua	$120,560	(2)
Liu Sheng-Hui	$120,560
Hui-Lan Lee	$150,700
Kirk G. Downing	$120,560
James C. Lewis	$120,560

(1)
Represents the dollar amount of expense recognized for financial statement reporting purposes with respect to awards of common stock under our 2003 Stock Incentive Plan, in accordance to SFAS 123(R).  All directors received an award of 4,000 restricted shares of our common stock for their 2008 board service, with an additional 1,000 shares issued to the chairperson of our Audit Committee, Hui-Lan Lee.  See the notes to our financial statements contained herein for an explanation of all assumptions made by us in determining the SFAS 123(R) values of our stock awards.

(2)	Reflected in the Summary Compensation Table above under the caption “Stock Awards.”

Severance and Change of Control Agreement

As of December 31, 2008, we had no agreements or arrangements providing for payments to a named executive officer in connection with any termination.

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

Article VI of our Articles of Incorporation and Article VIII of our Bylaws provide for the indemnification of our directors and officers. Indemnification is mandatory regarding reasonable expenses incurred in connection with proceedings or claims with respect to which the director or officer has been successful. Officers, employees, fiduciaries and agents of a Utah corporation may be entitled to indemnification to a greater extent, if not inconsistent with public policy or if provided for in a company's articles of incorporation, bylaws, general or specific action of its board of directors or contract.

Consultants

We may retain compensation consultants to the extent we deem it necessary and appropriate.  We will not delegate our authority and responsibility to make management decisions to consultants or any other persons, nor shall any consultant have any discretionary authority or the authority to bind us in any material respect.

Compensation Committee Report

We, the Compensation Committee of the Board, have reviewed and discussed the Compensation Discussion and Analysis contained in this proxy statement with management.  Based on such review and discussion, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Compensation Committee

Leng You-Bin

James C. Lewis

Hui-Lan Lee

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2009, information concerning the beneficial ownership of shares of our common stock held by our directors, our executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding common stock.

Beneficial ownership is determined according to the rules of the SEC.  Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person has the right to acquire within 60 days after the measurement date, such as pursuant to options, warrants or convertible notes.  Except as otherwise indicated, we believe that each of the beneficial owners of our common stock listed below, based on information each of them has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property or similar laws may apply.  For purposes of the column for shares underlying convertible securities, in accordance with rules of the SEC, shares of our common stock underlying securities that a person has the right to acquire within 60 days of March 31, 2009 are deemed to be beneficially owned by such person for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Shares Underlying Convertible Securities (1)	Total	Percent (2)
Directors and Executive Officers
Leng You-Bin (3)	8,900,135	0	8,900,135	51.6%
Liu Hua (3)	27,200	0	27,200	*
Jonathan H. Chou (3)	0	0	0	0%
Liu Sheng-Hui (3)	287,774	0	287,774	1.7%
Hui-Lan Lee (3)	39,500	0	39,500	*
Kirk Downing (3)	14,500	0	14,500	*
James C. Lewis (3)(4)	35,000	0	35,000	*
Nie Bo (3)	0	0	0	0%
Directors and executive officers as a group (8 persons)	9,304,109		9,304,109	53.9%

5% Beneficial Owners
Entities associated Pike Capital Partners (5)	1,881,519	250,000	2,131,519	12.2%
275 Madison Avenue, Suite 418
New York, NY 10016
River Road Asset Management (6)	1,092,294	0	1,092,294	6.3%
462 S. 4th Street, Suite 1600
Louisville, KY 40202

*Less than 1%

(1)
Includes shares of our common stock issuable upon exercise of options or upon conversion of warrants or convertible notes, if the person has the right to acquire such shares within 60 days of March 30, 2009.

(2)	Based on 17,253,907 shares of our common stock outstanding as of March 31, 2009.
(3)	The address for this beneficial owner is c/o American Dairy, Star City International Building, 10 Jiuqianxiao Road, C-16th Floor, Chaoyang District, Beijing, China 100016.
(4)	James C. Lewis holds such shares jointly with his spouse.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, is also the founder of a Heilongjiang Feihe Dairy Educational Charitable Foundation, or HFDECF, charitable organization for under-privileged children in the Heilongjiang Province of the PRC.  We have an outstanding loan payable to HFDECF, which is unsecured, accrues interest at an annual rate of 5.85%, and is payable on demand.  In 2008, the largest aggregate amount of the indebtedness outstanding, including accrued interest, was approximately $253,000.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the professional service aggregate fees of our principal accountants for the services and periods indicated:

Name	Audit Fees (1)
Murrell, Hall, McIntosh & Co., PLLP for fiscal year ended (2):
December 31, 2007	0
December 31, 2008	0

Grant Thornton, for fiscal year ended:
December 31, 2007	1,109,448
December 31, 2008	100,000	(3)

(1)
This category includes the audit of our annual financial statements, the audit of our internal control over financial reporting, review of unaudited quarterly financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with regulatory filings or engagements, for those fiscal years.  This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements. These fees represent all fees paid to our principle accountants for the periods indicated.

(2)
In December 2007, we dismissed Murrell, Hall, McIntosh & Co., PLLP, or MHM, as our independent registered public accountant following notification of our informal SEC investigation related to individuals and entities that provided certain advisory services to us. In April 2008, we filed a lawsuit against MHM in the United States District Court for the Western District of Oklahoma alleging that MHM breached its duties of due care and professional competence when serving as our independent registered public accountant.

(3)	Represents initial amounts billed to date for 2008 audit fees; additional amounts expected.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

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

/s/ Leng You-Bin	April 15, 2009
Leng You-Bin, Director, Chief Executive
Officer and President (Principal Executive Officer)

/s/ Liu Hua	April 15, 2009
Liu Hua, Director, Vice Chairman, Secretary and Treasurer

/s/ Liu Sheng-Hui	April 15, 2009
Liu Sheng-Hui, Director

/s/ Hui-Lan Lee	April 15, 2009
Hui-Lan Lee, Director

/s/ Kirk Downing	April 15, 2009
Kirk Downing, Director

/s/ James Lewis	April 15, 2009
James Lewis, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of American Dairy, Inc.

We have audited the accompanying consolidated balance sheets of American Dairy, Inc. (a Utah Corporation) and subsidiaries (the “Company”) as of December 31, 2008 and December 31, 2007 and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the two year period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and December 31, 2007 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/  GRANT THORNTON

Hong Kong
April 14, 2009

AMERICAN DAIRY, INC.
CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2008	December 31, 2007
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		11,785,408	11,057,874
Time deposit		-	8,214,002
Notes and loans receivable, net	7	1,493,245	1,285,382
Trade receivables, net	8	12,275,497	4,518,647
Due from related parties	18	265,479	115,477
Employee receivable		307,249	105,662
Advances to suppliers		24,943,046	28,051,487
Receivable from discontinuing operations	11	31,002,897	25,949,410
Inventories, net	9	52,330,333	24,696,034
Prepayments and other current assets		63,711	2,567,262
Refundable taxes		488,938	143,703
Deposit for land use right		-	6,889,251
Other receivables		4,598,359	3,853,267
Current assets of discontinuing operations	11	12,392,384	1,346,657
Total current assets		151,946,546	118,794,115

Investments:
Investment in mutual funds – available for sale	10	77,504	171,125
Investment at cost		262,611	246,420
		340,115	417,545
Property and equipment:
Property and equipment, net	12	88,289,858	52,279,168
Construction in progress	13	28,847,959	33,009,992
		117,137,817	85,289,160
Biological assets:
Immature biological assets	14	23,784,479	-
Mature biological assets, net	14	1,483,355	-
		25,267,834	-
Other assets:
Deferred tax assets	5	730,490	-
Long term notes and loans receivable	7	-	1,368,999
Prepaid leases		29,146,748	20,967,898
Goodwill	15	2,282,838	2,142,079
Deferred charges, net	16	107,396	3,328,140
Long term assets of discontinuing operations	11	31,587,018	28,270,501
Total assets		358,546,802	260,578,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Current maturities of long term debt	21	4,018,704	101,990
Convertible debt redeemable within one year	22	91,541,926	-
Notes and loans payable	17	8,055,450	8,512,446
Accounts payable		36,643,041	9,970,688
Accrued expenses	23	10,620,393	5,830,658
Income tax payable		1,185,528	18,267
Advances from customers		9,864,080	4,738,848
Due to related parties	18	1,017,399	401,560
Advances from employees	19	1,016,173	574,579
Accrued employee benefits	20	2,873,889	1,088,171
Other payable	24	19,513,681	10,413,156
Current liabilities of discontinuing operations	11	35,063,603	27,787,737
Total current liabilities		221,413,867	69,438,100

Long term debt, net of current portion	21	9,146,034	382,465
Long term tax payable	5	2,750,887	1,714,429
Convertible debt, net	22	-	55,237,771
Derivatives	22	-	50,019,300
Deferred income		8,416,492	1,580,508
Long term liability of discontinuing operations	11	395,176	-
Total liabilities		242,122,456	178,372,573

Minority interests		546,447	536,977

Shareholders’ equity
Ordinary shares (US$0.001 par value, 50,000,000 shares authorized; 17,253,907 and 16,961,768 issued and outstanding as of December 31, 2008 and 2007, respectively)	25	17,254	16,961
Additional paid-in capital	25	26,758,425	22,629,333
Ordinary share warrants	26	3,003,448	3,011,444
Statutory reserves	27	6,861,224	6,040,382
Accumulated other comprehensive income		25,146,055	12,081,467
Retained earnings		54,091,493	37,889,300
Total shareholders’ equity		115,877,899	81,668,887

Total liabilities and shareholders’ equity		358,546,802	260,578,437

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		For the years ended December 31,
	Note	2008	2007
		US$	US$

Sales		193,191,710	163,898,555

Cost of goods sold		117,180,986	91,429,949

Gross profit		76,010,724	72,468,606

Operating and administrative expenses:
Sales and marketing		50,685,804	40,739,403
General and administrative		19,046,939	13,836,171
Total operating expenses		69,732,743	54,575,574

Income from continuing operations		6,277,981	17,893,032

Other income (expenses):
Interest income		579,724	374,386
Interest and finance costs		(18,843,032)	(13,404,841)
Amortization of deferred charges	16	(657,258)	(369,794)
Registration rights penalty	22	(2,389,077)	(2,540,000)
Gain on extinguishment of debt	22	30,497,268	-
Gain (loss) on derivatives		(8,321,481)	3,279,031
Government subsidy-tax refund	5	6,810,231	8,140,145
Other income, net		182,406	135,168
Income from continuing operations before income tax expenses and minority interests		14,136,762	13,507,127

Income tax expenses	5	3,567,135	5,661,779
Net income from continuing operations before minority interests		10,569,627	7,845,348

Minority interests		(9,470)	(3,066)
Net income from continuing operations		10,560,157	7,842,282
Net income from discontinuing operations	11	6,462,878	442,111
Net income attributable to ordinary shareholders		17,023,035	8,284,393

Other comprehensive income:
Cumulative currency translation adjustments		13,169,453	9,314,690
Change in fair value of available for sale investments	10	(104,865)	-

Total comprehensive income		30,087,623	17,599,083

Earnings per ordinary share - Basic
Income from continuing operations		$0.62	$0.48
Income from discontinuing operations, net of tax		$0.38	$0.03
Net income		$1.00	$0.51
Earnings per ordinary share - Diluted
Income from continuing operations		$0.60	$0.46
Income from discontinuing operations, net of tax		$0.37	$0.02
Net income		$0.97	$0.48

Weighted average ordinary shares outstanding
Basic		16,993,390	16,327,616
Diluted		17,636,862	17,696,997

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary shares					Accumulated
	(US$0.001 par value)		Additional	Ordinary		Other		Total
	Number of	Par	Paid-in	Share	Statutory	Comprehensive	Retained	Shareholders’
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Equity
		US$	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2007	15,831,820	15,831	14,120,275	3,610,835	3,053,906	2,766,777	32,591,383	56,159,007
Warrant exercise	505,698	506	1,698,932	(599,391)	-	-	-	1,100,047
Shares issued for services	49,250	49	1,060,701	-	-	-	-	1,060,750
Shares issued for notes conversion	575,000	575	5,749,425	-	-	-	-	5,750,000
Net income	-	-	-	-	-	-	8,284,393	8,284,393
Appropriation to statutory reserves	-	-	-	-	2,986,476	-	(2,986,476)	-
Currency translation adjustments	-	-	-	-	-	9,314,690	-	9,314,690
Balance as of December 31, 2007	16,961,768	16,961	22,629,333	3,011,444	6,040,382	12,081,467	37,889,300	81,668,887
Warrant exercise	3,000	3	14,743	(7,996)	-	-	-	6,750
Shares issued for services	72,500	73	1,092,578	-	-	-	-	1,092,651
Shares issued to note holders	216,639	217	2,881,082	-	-	-	-	2,881,299
Stock compensation	-	-	140,689	-	-	-	-	140,689
Net income	-	-	-	-	-	-	17,023,035	18,698,833
Appropriation to statutory reserves	-	-	-	-	820,842	-	(820,842)	-
Currency translation adjustments	-	-	-	-	-	13,169,453	-	13,169,453
Change in fair value of available for sale investments	-	-	-	-	-	(104,865)	-	(104,865)
Balance as of December 31, 2008	17,253,907	17,254	26,758,425	3,003,448	6,861,224	25,146,055	54,091,493	115,877,899

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2008	2007
	US$	US$

Cash flows from operating activities:
Net income before minority interests	17,032,505	8,287,459
Less: Net income from discontinuing operations	6,462,878	442,111
Net income from continuing operations	10,569,627	7,845,348
Adjustments to reconcile net income to operating activities:
Depreciation of property and equipment	4,840,402	2,941,122
Depreciation of biological assets	6,816	-
Amortization of prepaid leases	473,601	180,496
Amortization of deferred income	(13,524)	(24,756)
Loss on disposal of property and equipment	5,397	6,574
Loss on disposal of biological assets	286,727	-
Provision for losses on receivables	641,218	4,377,606
Provision for losses on inventories	(217,045)	586,162
Gain on debt extinguishment	(30,497,268)	-
Compensation expenses for stock issued	1,092,650	1,060,750
Compensation expenses for option awards	140,689	-
Registration rights penalty paid in shares	2,881,299	-
Interest expense from accrual of guaranteed redemption value	13,584,533	8,151,867
Interest expense from amortization of note discounts	8,028,585	3,900,106
Loss (gain) on derivatives	8,321,481	(3,279,031)
Amortization of deferred charges	657,258	369,794
Changes in assets and liabilities:
(Increase) decrease in trade receivable, net	(8,398,068)	670,212
Increase in due from related parties	(150,002)	(12,061)
(Increase) decrease in employee receivable	(201,587)	108,488
Increase in inventories, net	(27,334,926)	(26,868,400)
Decrease (increase) in advances to suppliers	3,108,442	(10,543,305)
Decrease (increase) in prepayments and other assets	2,306,151	(2,274,160)
(Increase) decrease in refundable taxes	(345,235)	732,641
Increase in other receivable	(745,087)	(1,639,269)
Increase in deferred tax assets	(730,491)	-
Increase in accounts payable and accrued expenses	25,220,827	4,449,377
Increase (decrease) in income taxes payable	1,167,261	(786,947)
Increase in advances from customers	5,125,231	2,597,299
Increase (decrease) in due to related parties	615,839	(126,750)
Increase (decrease) in advances from employees	441,594	(163,974)
Increase in accrued employee benefits	1,785,718	499,129
Increase in other payable	8,160,185	2,563,139
(Decrease) increase in long term tax payable	1,036,458	708,862
Net cash provided by (used in) continuing operations	31,864,756	(3,969,681)
Discontinuing operations	(1,965,294)	(428,374)
Net cash provided by (used in) operating activities	29,899,462	(4,398,055)

Cash flows from investing activities:
Purchase of property and equipment	(23,154,636)	(36,155,611)
Purchase of leases	-	(16,454,106)
Purchase of biological assets	(21,944,621)	-
Prepayment for land use right	-	(6,840,823)
Increase in short term notes and loans receivable	(8,699,813)	(1,054,908)
Decrease in short term notes and loans receivable	10,131,885	-
Increase in long term notes receivable	-	(5,321,860)
Decrease (increase) in time deposit	8,446,778	(7,988,497)
Purchase of mutual funds	-	(167,296)
Purchase of equity investment	-	(243,253)
Deposit for disposal of a subsidiary	4,352,033	-
Proceeds from disposal of fixed assets	-	25,053
Net cash used in continuing operations	(30,868,374)	(74,201,301)
Discontinuing operations	(1,390,763)	(27,459,982)
Net cash used in investing activities	(32,259,137)	(101,661,283)

Cash flows from financing activities:
Proceeds from short term notes and loans payable	7,844,115	12,036,970
Repayment of short term notes and loans payable	(8,777,630)	(15,299,909)
Proceeds from long term debt	12,747,806	-
Repayment of long term debt	(108,369)	(1,141,317)
Proceeds from convertible debt, net of issuance costs	-	76,302,066
Repayment of convertible debt	(11,000,000)	-
Contribution from minority shareholders	-	533,910
Minority interest acquisition	-	(945,295)
Warrant exercise	6,750	1,100,047
Net cash provided by (used in) continuing operations	712,672	72,586,472
Discontinuing operations	-	1,344,648
Net cash provided by financing activities	712,672	73,931,120

Effect of exchange rate changes on cash	2,374,537	3,664,644
Net increase/(decrease) in cash of discontinuing operations	3,106,821	(26,101,597)

Net increase (decrease) in cash and cash equivalents	727,534	(28,463,574)
Cash and cash equivalents, beginning of year	11,057,874	39,521,448
Cash and cash equivalents, end of year	11,785,408	11,057,874

Supplemental disclosure of cash flow information:
Cash paid during the year for income tax	(3,084,582)	(4,578,511)
Cash received during the year for tax refund	6,715,872	3,179,204
Cash paid during the year for registration rights penalty	-	(1,820,000)
Interest paid during the year	(1,498,952)	(701,216)

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt to ordinary shares	-	5,750,000
Registration rights penalty paid in shares	2,881,299	-

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND NATURE OF OPERATION

The accompanying consolidated financial statements include the financial statements of American Dairy, Inc (the “Company” or “American Dairy”) and its subsidiaries.  The Company and its subsidiaries are collectively referred to as the “Group.”

The Company was incorporated in the State of Utah on December 31, 1985, originally with the name of Gaslight Inc. It was inactive until March 30, 1988 when it changed its corporate name to Lazarus Industries, Inc. and engaged in the business of manufacturing and marketing medical devices. This line of business was discontinued in 1991, and it became a non-operating public company shell. During 2003, the Company changed its name to American Dairy, Inc.

Effective May 7, 2003, the Company completed the acquisition of 100% of the issued and outstanding capital stock of American Flying Crane Corporation (“AFC”), a Delaware corporation. As a result, AFC became a wholly owned subsidiary of American Dairy.

AFC was incorporated in Delaware, with 50,000,000 authorized ordinary shares at a par value of $0.001 per share. AFC owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”).  Feihe Dairy in turn owns 100% of the registered shares of BaiQuan Feihe Dairy Co. Limited (“Baiquan Dairy”), and Heilongjiang Sanhao Dairy Co., Limited (“Sanhao Dairy”) which was liquidated into Feihe Dairy in 2004, and 95% of Beijing Feihe Biotechnology Scientific and Commercial Co., Limited (“Beijing Feihe”) and Qiqihaer Feihe Soybean Co., Limited (“Feihe Soybean”), with the other 5% being held in trust for the Company.  Feihe Dairy also owns 95% of the registered capital of Heilongjiang Feihe Kedong Feedlots Co., Limited (“Kedong Feedlots”), Heilongjiang Feihe GanNan Feedlots Co., Limited (“Gannan Feedlots”), and 99% of the registered capital of Heilongjiang Moveup Co., Limited (“Moveup”).

From 2006 onwards, the Company also own 100% of the registered capital of Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (“Shanxi”), Langfang Flying Crane Dairy Products Co., Limited (“Langfang Feihe”) and GanNan Flying Crane Dairy Products Co., Limited (“Gannan”).

The core activities of subsidiaries included in the consolidated financial statements are as follow:
•	American Flying Crane Corporation – Investment holding
•	Langfang Flying Crane Dairy Products Co., Limited – Packaging and distribution of Flying Crane branded products
•	GanNan Flying Crane Dairy Products Co., Limited – Manufacturing and distribution of Flying Crane branded products
•	Heilongjiang Feihe Dairy Co., Limited – Manufacturing and distribution of dairy products under Feihe Trademarks
•	BaiQuan Feihe Dairy Co., Limited – Manufacturing and distribution of dairy products under Feihe Trademarks
•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited – Marketing and distribution of products under Feihe Trademarks and the Flying Crane brand
•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited – Manufacturing and distribution of Walnut products
•	Heilongjiang Feihe Kedong Feedlots Co., Limited – The intended activities are breeding and rearing of dairy cows, and distribution of fresh milk
•	Heilongjiang Feihe Gannan Feedlots Co., Limited – The intended activities are breeding and rearing of dairy cows, and distribution of fresh milk
•	Qiqihaer Feihe Soybean Co., Limited – The intended activities are manufacturing and distribution of soybean products
•	Heilongjiang Moveup Co., Limited – Marketing and distribution of third party dairy products

Apart from AFC, the subsidiaries’ principal country of operations is the People’s Republic of China (the “PRC”).

2.	PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Principles of consolidation

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

Foreign currency translation

The Group’s principal country of operations is in the PRC. The financial position and results of operations of the subsidiaries are determined using the local currency (“Renminbi” or “RMB”) as the functional currency.

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

As of December 31, 2008 and 2007 the year end exchange rates applied for balances were RMB6.85 and RMB7.30 per US$, respectively, and the average exchange rates applied for transactions were RMB6.96 and RMB7.61 per US$, respectively.

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

Investment at cost represents an investment in a non-marketable equity interest.  Fair value is not estimated unless impairment is indicated.  The Group considers that there is no impairment in the investment value as of December 31, 2008 and 2007.

Trade receivables, net, and notes and loans receivables, net

The Group’s trade receivables are due from trade customers. Credit is extended based on evaluation of customers’ financial condition. Trade receivable payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts. Receivables outstanding longer than the payment terms are considered past due. The Group determines its allowance by considering a number of factors, including the length of time the receivable is past due, the Group’s previous loss history, the counter party’s current ability to pay its obligation to the Group, and the condition of the general economy and the industry as a whole. The Group writes off receivables when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Interest income from notes and loans receivables is recognized when earned, taking into account the principal amounts outstanding and the interest rates applicable.

Inventories, net

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

The Group estimates an inventory allowance for excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.  Inventory amounts are reported net of such allowances

Construction in progress

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

Property and equipment, net

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

The Group reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  There were no impairments recorded in the years ended December 31, 2008 and 2007.

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

Mature biological assets

Mature biological assets are recorded at cost. When mature biological assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

Depreciation is provided over the estimated useful live of the mature biological assets of 5 years using the straight-line method.  The estimated residual value of mature biological assets is 10%.

Feeding and management costs incurred on mature biological assets are included as costs of goods sold on the consolidated statements of operations and comprehensive income.

The Group reviews the carrying value of biological assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current health status of the asset and production capacity.  There were no impairments recorded in the year ended December 31, 2008.

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

Deferred charges, net

Deferred charges represent issuance costs of convertible debt, which are deferred and amortized on a straight-line basis over the life of the associated debt from the date of issuance.  Such amortization is included as a separate item of expenses in ‘Other income (expenses) on the consolidated statements of operations and comprehensive income.

Convertible debt and embedded derivatives

The Company applies APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” to determine the classification of its convertible debt.  In accordance with APB No 14, when convertible debt is issued and the conversion price is greater than the market value of the stock on issuance date, no value is apportioned to the conversion feature.  Therefore, convertible debt is entirely recorded in liabilities.

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

Financial instruments

Financial instruments of the Company primarily comprise of cash and cash equivalents, notes and loans receivable, trade receivables, other receivables, time deposits, investment in mutual funds, notes and loans payable, debt securities such as convertible debt and long term debt, accounts payable, payable for property and equipment, payable for prepaid leases and other payables.  As of December 31, 2008 and 2007, their carrying values approximated their fair values.

Revenue recognition

Sales Revenue

Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed.

Revenue is shown net of sales returns, which amounted to less than 0.02% of total sales in each of the years ended December 31, 2008 and 2007.

Any shipping, handling or other costs incurred by the Group associated with the sale, are expensed as sales and marketing expenses in the period when the sale occurs. Such costs amounted to $5,056,821 and $2,704,171 during the years ended December 31, 2008 and 2007, respectively.

During 2007, the Group provided annual sales rebates to its distributors based upon sales volumes.  Sales rebates were recorded as a current liability at the time of the sale based upon the Group’s estimates of whether each customer would be entitled to rebates for the year.  At year end, the accrued rebate amount was adjusted to the actual amount earned.  Sales rebates were deducted from sales in the accompanying consolidated statements of operations and comprehensive income.

Government subsidy – tax refund

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

Sales and marketing

Sales and marketing costs consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Group’s sales and marketing personnel. Advertising expenses amounted to $11,116,857 and $14,813,976 during the years ended December 31, 2008 and 2007, respectively.

Advertising expenses are expensed as incurred.

Product display fees

The Company has entered into a number of agreements with their resellers, whereby the Company pays the reseller an agreed upon amount to display its products. As prescribed by the Emerging Issues Task Force Issue 01-09, “Accounting for Consideration given by a Vendor to a Customer¸” the Company has reduced sales by the amount paid under these agreements. For the years ended December 31, 2008 and 2007 these amounts were $7,025,104 and $5,854,451, respectively.

Employee benefit costs

According to the People’s Republic of China regulations on pension, a company contributes to a defined contribution retirement plan organized by municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the plan. Contributions to the plan are calculated at 20% of the employees’ salaries above a fixed threshold amount, employees contribute 4% and the Company contributes the balance of 16%.

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

Taxation

We must make certain estimates and judgments in determining income tax expense for financial reporting purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial reporting purposes pursuant to FAS No. 109, Accounting for Income Taxes.

Refer to Note 5 in our notes to Consolidated Financial Statements for further information regarding the components of our income tax expense.

Earnings per ordinary share

In accordance with SFAS No. 128, “Computation of Earnings Per Share” (“SFAS No. 128”), basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year.  Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the convertible debt (using the as-converted method).

Segment reporting

The Group has two reportable segments:  dairy products and dairy farm.  The dairy products segment produces and sells dairy products, such as wholesale and retail milk powders as well as soybean powder, rice cereal, walnut powder and walnut oil. The dairy farm segment operates the Group’s two dairy farms in the PRC, construction of which was commenced in 2007 and is expected to be complete in the fourth quarter of 2009.  As the Group primarily generates its revenues from customers in the PRC, no geographical segments are presented.

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

The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities are reserves for losses on trade receivables, notes and loans receivable, other receivables and deposits receivable; reserves for inventory; estimated useful lives of property and equipment and biological assets; and impairment of goodwill.

3.  ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements that is presented separate from the parent’s equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 is not expected to have impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) is not expected to have impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for the Company starting January 1, 2008, and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS 157 resulted in additional disclosures being presented on assets recorded at fair value (Note 11).

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” (“SFAS 161”).  SFAS 161 provides new disclosure requirements for an entity’s derivative and hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008. The Company has not yet determined the impact on its consolidated financial statements of adopting SFAS No. 161.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This position amends the factors an entity should consider when developing renewal or extension assumptions used in determining the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements in determining the amortizable useful life. Additionally, this position requires expanded disclosures related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and may impact any intangible assets the Company acquires in future transactions. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements, though, shall be applied prospectively to all intangible assets recognized as of the effective date. Early adoption is prohibited.  The adoption of FSP FAS 142-3 is not expected to have impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  FAS 162 is effective 60 days following SEC approval.

In June 2008, the FASB issued Staff Position No. Emerging Issue Task Force (“EITF”) 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends will not be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and the interim periods within those years. Early adoption is prohibited and retroactive disclosure is required. The Company is currently evaluating the effect its adoption will have on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. The EITF will be effective for years beginning after December 15, 2008.  The Company is evaluating the impact of adopting the provisions of this EITF.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132R-1”), to require employers to provide more transparency about the assets in their postretirement benefit plans.  The disclosures are required for the fiscal years ending after December 15, 2009.  The Company intends to adopt FSP FAS 132R-1 effective December 31, 2009.

In February 2008, the FASB issued FSP SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”).  This statement defers fair value requirements for non-financial assets and liabilities not required to be stated at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. This deferral primarily impacts assets such as property, plant and equipment, intangible assets and goodwill upon non-recurring events such as business combinations, asset impairments and goodwill impairment, among others. The adoption of FSP SFAS 157-2 did not have a material impact on the Company’s financial position, results of operations or cash flows.

4.	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables, time deposits, deposit for equity investments and notes and loans receivable.

(1) Cash and cash equivalents and time deposits

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balance held in PRC bank accounts to $11,623,649 and $11,004,954 as of December 31, 2008 and 2007, respectively.  As of December 31, 2008 and 2007, the Company held $161,759 and $176,530 of cash balances within the United States of which $0 and $76,530 was in excess of FDIC insurance limits, respectively.

As of December 31, 2008 and 2007 substantially all of the Group’s cash and cash equivalents, time deposits, investment in mutual funds and short term notes receivable were held by major financial institutions located in the PRC and United States which management believes are of high credit quality.

(2) Sales and trade receivables

Nearly all of the Group’s sales are concentrated in the PRC and substantially all of the Group’s profits are generated from the operation there.  Accordingly, the Group is susceptible to fluctuations in its business caused by adverse economic conditions in the PRC.

The Group provides credit in the normal course of business and substantially all customers are located in the PRC.  The Group performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.  No individual customer accounted for more than 10% of net revenues during the years ended December 31, 2008 and 2007.

(3) Short term notes and loans receivable

Short term notes and loans receivable include a promissory note in the principal amount of $4,000,000 (the “Note”) issued by Huge Power Int’l S.A., a company organized in Samoa (“Huge Power”).  On June 27, 2007, the Company loaned a principal amount of $4,000,000 to Huge Power and Huge Power issued the Note.  The Note accrues interest at an annual rate of 8%, payable in cash semi-annually.  The Note matures on June 27, 2009.  Huge Power has made payments of interest under the Note; however, the Company has been unable to obtain the collateral that is required to be pledged according to the Note agreement.  As a result, the Company has provided an allowance for doubtful collection of the Note as a result of not receiving collateral.

5.	TAXATION

The components of income (loss) before income taxes from continuing operations consisted of the following:

	2008	2007
	US$	US$
Income (loss) subject to domestic income taxes only	7,208,685	(21,479,394)
Income (loss) subject to foreign income taxes only	19,931,453	33,251,659
Intercompany elimination	(13,003,376)	1,734,860
	14,136,762	13,507,125

The Company is subject to U.S. federal and state income taxes.  The Company’s subsidiaries incorporated in the PRC are subject to enterprise income taxes.  The provision for income taxes from continuing operations consisted of the following:

	2008	2007
	US$	US$
Current:
Federal	-	-
State	5,823	12,505
PRC	4,291,802	5,649,274
	4,297,625	5,661,779
Deferred:
Federal	-	-
State	-	-
PRC	(730,490)	-
	3,567,135	5,661,779

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income from continuing operations before income taxes:

	2008	2007
	US$	US$
Tax at Federal statutory rate	4,806,499	4,592,423
U.S. Permanent differences	(7,674,514)	4,745,468
State tax expenses	5,823	12,505
Current year State tax deduction	(4,252)	(34)
Change in valuation allowance	671,485	2,728,994
Foreign permanent differences	5,947,745	(1,984,778)
Foreign rate differential	(2,197,930)	(287,295)
Foreign tax holiday	(3,397,666)	(5,232,905)
Foreign tax reserve	968,871	1,285,128
Embedded derivatives	4,317,964	-
Others	123,110	(197,727)
	3,567,135	5,661,779

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2008	2007
	US$	US$
Net operating loss carryforward	5,223,638	1,819,767
Accrued liabilities and allowances	1,545,318	1,612,898
Debt restructuring costs	369,701	279,220
Others	(9,953)	(7,877)
PRC deferred tax assets	980,981	418,794
Gross deferred tax assets	8,109,685	4,122,802
Deferred tax liabilities	-	-
Total deferred tax assets	8,109,685	4,122,802
Valuation allowance	(7,379,195)	(4,122,802)
Net deferred tax assets	730,490	-

The company has recorded a valuation allowance against all of its U.S. federal and state and PRC deferred tax assets at December 31, 2008 except for Feihe Dairy.  In accordance with FAS 109 and based on all available evidence, including our historical results and the uncertainty of predicting its future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized.

For U.S. federal income tax purposes, the Company has net operating loss, or NOL carryforwards of approximately $15.3 million and $5.3 million, at December 31, 2008 and 2007, respectively. The 2008 net operating loss carryforwards will expire between 2022 and 2028 and the 2007 net operating loss carryforwards will expire between 2022 and 2027, if not utilized.  The company also has approximately $0.4 million and $0.4 million of net operating loss carryforwards for PRC enterprise income tax purposes, at December 31, 2008 and 2007, respectively.

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

Prior to the effective date of the New EIT Law, Feihe Dairy and Baiquan Dairy secured a combination of preferential tax treatment and government incentives in their respective jurisdiction where they conducted their manufacturing activities.  Pursuant to Article 8 of the Income Tax Law of the PRC on Enterprises with Foreign Investment and Foreign Enterprises, a manufacturing enterprise that operate for at least 10 years shall receive certain preferential tax treatment.  Feihe Dairy qualifies for an 18 percent tax exemption for tax years 2005 through 2007.  In addition to the preferential tax treatment, Feihe Dairy received a tax subsidy from the local government for 100 percent of the enterprise income tax liability paid for tax years 2005 through 2009.  Baiquan Dairy received a tax subsidy from the local government for 100 percent of the enterprise income tax liability paid for tax years 2004 through 2010.  The tax subsidies granted by the local government for Feihe Dairy and Baiquan Dairy may be modified or challenged by the central government or the tax authority.  If these incentives are modified, the Company may lose or significantly reduce the tax subsidy received from the local government, and will adversely affect the financial statements.  Feihe Dairy received tax subsidies totaling $3.3 million and $4.4 million for the periods ended December 31, 2008 and 2007, respectively.  The tax subsidies received are recorded in “Other Income” on the Consolidated Statements of Operations and Comprehensive Income.

Undistributed earnings of the PRC subsidiaries amounted to approximately $88 million as of December 31, 2008.  Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.  The PRC tax authorities have clarified that dividend distributions made out of pre-January 1, 2008 retained earnings will not be subject to withholding taxes.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, there were no material changes to the liability for unrecognized tax benefits.  Upon adoption, we had recorded $1.7 million of unrecognized tax benefits (excluding interest & penalty) with an offsetting receivable for $0.9 million of which $0.8 million, when recognized, will impact the effective tax rate. At December 31, 2007, we had $2.8 million of unrecognized tax benefits (excluding interest & penalty) with an offsetting receivable for $1.5 million of which $1.3 million, when recognized, will impact the effective tax rate. These non-current income tax liabilities are recorded in other long term liabilities in its consolidated balance sheet.

A reconciliation of the January 1, 2007 through December 31, 2008 amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

Beginning balance at January 1, 2007	$1,701,010

Increase in unrecorded tax benefits taken in current year	$1,113,603

Ending balance at December 31, 2007	$2,814,613

Increase in unrecorded tax benefits taken in current year	$651,027

Ending balance at December 31, 2008	$3,465,640

At December 31, 2008, of the total $3.5 million in unrecognized tax benefits, $1.8 million represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods.  At December 31, 2007, of the total $2.8 million in unrecognized tax benefits, $1.3 million represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods.

The Company record interest and penalties related to unrecognized tax benefits in income tax expense. We had cumulatively accrued approximately $0.6 million and $0.3 million for estimated interest and penalties related to uncertain tax positions at December 31, 2008 and 2007, respectively.  For the twelve months ended December 31, 2008 and 2007, the Company recorded estimated interest and penalties of approximately $0.3 million and $0.2 million, respectively.

The Company and its subsidiaries are subject to taxation in the U.S. and the PRC. Our U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2004. With a few exceptions, the tax years 2004-2008 remain open to examination by tax authorities in the PRC.

6.	EARNINGS PER ORDINARY SHARE

The following table sets forth the computation of net income attributable to shareholders for calculating basic and diluted earnings per ordinary share for the fiscal years ended:

	December 31,
	2008	2007
	US$	US$
Net income attributable to shareholders – Basic	17,023,035	8,284,393
Effect of dilutive securities
Convertible notes	-	218,322
Net income attributable to shareholders – Diluted	17,023,035	8,502,715

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the fiscal years ended:

	2008	2007
Weighted-average shares – Basic	16,993,390	16,327,616
Effect of dilutive securities
Convertible notes	-	335,287
Warrants	643,472	1,034,094
Weighted-average shares – Diluted	17,636,862	17,696,997

For the year ended December 31, 2008, 1,473,437 shares of the Company’s ordinary shares attributable to the potential conversion of the 7.75% Convertible Notes due 2009 and 251,040 warrants were excluded from the calculation of diluted income per share because the conversion price or exercise price exceeded the average price of the Company’s ordinary shares.

For the year ended December 31, 2007, 1,376,168 shares of the Company’s ordinary shares attributable to the potential conversion of the 7.75% Convertible Notes due 2009 were excluded from the calculation of diluted income per share because the conversion price of the 7.75% Convertible Notes due 2009 exceeded the average price of the Company’s ordinary shares.

For the year ended December 31, 2007 a total of 1,950,549 shares of the Company’s ordinary shares attributable to the potential conversion of the 1% Guaranteed Senior Secured Convertible Notes due 2012 were excluded from the calculation of diluted income per share because the conversion price of the 1% Guaranteed Senior Secure Convertible Notes due 2012 exceeded the average price of the Company’s ordinary shares.

7.	NOTES AND LOANS RECEIVABLE

The notes and loans receivable amount included in the consolidated balance sheets for the years ended December 31, 2008 and 2007 were as follows:

(1) Short term notes and loans receivable

	2008	2007
	US$	US$
Bills receivable from banks in the PRC, due within three months	34,286	190,182
Loans receivable from an unrelated party, bearing interest at 5.85%, due on October 1, 2008	-	1,095,200
Promissory note, bearing interest at 8%, due on June 27, 2009 (See Note 4(3))	4,000,000	-
Loans receivable from an unrelated party, bearing interest at 10%, due on January 17, 2009	1,458,959	-
	5,493,245	1,285,382
Less: Allowance for doubtful note receivable	(4,000,000)	-
	1,493,245	1,285,382

(2) Long term notes and loans receivable

	2008	2007
	US$	US$
Loans receivable from an unrelated party, bearing interest at 10%, due on January 17, 2009	-	1,368,999
Promissory note, bearing interest at 8%, due on June 27, 2009 (See Note 4(3))	-	4,000,000
	-	5,368,999
Less: Allowance for doubtful note receivable	-	(4,000,000)
	-	1,368,999

8.	TRADE RECEIVABLES, NET

The trade receivables amount included in the consolidated balance sheets for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
	US$	US$
Trade receivables	13,586,828	5,188,760
Less: Allowance for doubtful accounts	(1,311,331)	(670,113)
Trade receivables, net	12,275,497	4,518,647

The movement of the allowance for doubtful notes and loans and trade receivables during the years was as follow:

	2008	2007
	US$	US$
Balance as at January 1	4,670,113	292,507
Add: Current year additions	641,218	4,377,606
Less: Current year deletions	-	-
Less: Current year charge offs	-	-
Balance as at December 31	5,311,331	4,670,113

9.	INVENTORIES, NET

The inventory amounts included in the consolidated balance sheets for the years ended December 31, 2008 and 2007 comprised of:

	2008	2007
	US$	US$
Raw materials	16,193,783	9,420,116
Work-in-progress	14,667,279	9,459,614
Finished goods	21,469,271	5,816,304
Total inventories, net	52,330,333	24,696,034

The movement of provision for inventory reserves during the years was as follow:

	2008	2007
	US$	US$
Balance as at January 1	744,067	147,687
Add: Current year additions	214,635	586,162
Less: Current year deletions	-	-
Less: Current year charge offs	(431,680)	-
Foreign exchange fluctuation	48,894	10,218
Balance as at December 31	575,916	744,067

10.	INVESTMENT IN MUTUAL FUNDS – Available for sale

Investment in mutual funds is carried at fair value based on the quoted market prices of the underlying fund at December 31, 2008 and 2007.  Unrealized loss recorded for the years ended December 31, 2008 and 2007 was $104,865 and $0, respectively.

		Fair value measurement
Description	December 31,	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$	US$
Investment in mutual funds – 2008	77,504	77,504	-	-
Investment in mutual funds – 2007	171,125	171,125	-	-

11.	DISCONTINUING OPERATIONS

In August 2007, an advance payment was made to Ausnutria Dairy (Hunan) Company Ltd. (“Ausnutria”), a distributor of milk powder and rice products in China, in connection with a proposed acquisition of 100% of the equity interest in Ausnutria.  The transaction did not close and the parties entered into renegotiations.

In October 2007, the Company entered into an equity purchase agreement (the “2007 EPA”) pursuant to which the Company agreed to purchase, through its subsidiary Moveup, 75% of the outstanding equity interests of Ausnutria, for consideration that included the amount of the advance payment previously made by the Company (the “2007 Transaction”).  The 2007 Transaction did not close because the sellers failed to comply with certain closing conditions under the equity purchase agreement, and the parties entered into renegotiations, including discussions regarding the Company’s proposed acquisition (directly or indirectly) of the other 25% of the outstanding equity interests of Ausnutria.  In connection with the 2007 Transaction, a deposit for investment of $28,269,857 was recorded in the financial records of Moveup.

In February 2008, a further deposit payment of US$1,390,763 was made to Ausnutria Holding Co., Ltd., which indirectly owns Ausnutria, in connection with the efforts to resolve the incomplete transactions under the 2007 EPA.  At the end of December 31, 2008, a total deposit for investment of $31,586,473 was recorded in the financial records of Moveup, of which $1,925,852 of the increase was related to changes in exchange rates.

To resolve the incomplete transactions regarding Ausnutria, on December 16, 2008, the Group signed a letter of intent to sell all of the business activities and operations of Moveup.  Accordingly, Moveup is reflected in the Company’s consolidated financial statements as a discontinuing operations.  And on February 18, 2009, the Company, through its subsidiary Feihe Dairy, entered into a new equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for an aggregate consideration of RMB 296,500,000 (the “2009 Transaction”).  The agreement is subject to customary representations, warranties, covenants and indemnities.  The purchase price is payable in two tranches.  The Company received RMB75,000,000 from the purchasers, and the second tranche of RMB 221,500,000 has been deposited into an escrow account and will be released to Feihe Dairy and Mr. Liu upon satisfaction of the closing conditions under the agreement, including completion of the application for amendment of shareholders with the local counterpart of the State Administration of Industry and Commence in Kedong County, Heilongjiang Province, China.

Moveup received advances from the Group of $31,002,897 and $25,949,410 as of December 31, 2008 and 2007, respectively. The advance will be settled from the Moveup sales proceeds.

The following table presents the components of discontinuing operations reported in the consolidated statements of operations and comprehensive income:

	For the years ended December 31,
	2008	2007
	US$	US$

Sales	38,979,045	2,069,595

Income from operations	8,593,564	659,868

Income tax expenses	2,130,686	217,757
Net income from discontinuing operations	6,462,878	442,111

The following table presents the major classes of assets and liabilities of discontinuing operations reported in the consolidated balance sheets:

	December 31, 2008	December 31, 2007
	US$	US$
Cash and cash equivalents	2,108,739	123,610
Trade receivables, net	4,376,878	-
Advances to suppliers	3,394,526	1,115,396
Inventories, net	1,573,374	-
Other receivables	938,867	107,651
Current assets of discontinuing operations	12,392,384	1,346,657

Deposit for equity investment	31,586,473	28,269,857
Other long term assets	545	644
Long term assets of discontinuing operations	31,587,018	28,270,501

Current maturities of long term debt	-	1,362,155
Accounts payable and accrued expenses	1,742,699	-
Payable to the Group	31,002,897	25,949,410
Other taxes payable	1,012,860	220,479
Advances from customers	429,580	231,493
Accrued employee benefits	433,355	429
Other payable	442,212	23,771
Current liabilities of discontinuing operations	35,063,603	27,787,737

Long term tax payable	395,176	-
Long term liability of discontinuing operations	395,176	-

12.	PROPERTY AND EQUIPMENT, NET

Property and equipment and related accumulated depreciation as of December 31 2008 and 2007 were as follows:

	2008	2007
	US$	US$

Buildings and plant	50,745,361	30,752,574
Machinery and equipment	47,680,884	27,054,642
Office equipment	797,562	432,969
Motor vehicles	1,183,861	805,299
	100,407,668	59,045,484
Less: Accumulated depreciation	(12,117,810)	(6,766,316)
Net book value	88,289,858	52,279,168

(1) Depreciation expenses

Depreciation expense for the years ended December 31 2008 and 2007 was $4,840,402 and $2,941,122, respectively, of which $3,700,632 and $2,426,182 were included as a component of cost of goods sold in the respective years.

(2) Pledged property and equipment

The net book value of buildings and equipment pledged for borrowings were $8,008,238 and $10,063,236 as at December 31, 2008 and 2007.

13.	CONSTRUCTION IN PROGRESS

The major construction projects under construction at December 31, 2008 and 2007 were as follow:

	2008	2007
	US$	US$
Feihe Dairy processing facilities	-	498,876
Langfang Feihe production factory facilities	9,950	4,994
Gannan production factory facilities	179,937	16,313,727
Shanxi walnut processing facilities	38,622	58,979
Gannan Pasture facilities	13,381,175	7,409,610
Kedong Pasture facilities	13,745,720	7,546,838
Soybean processing facilities	1,479,131	1,161,209
Others	13,424	15,759
Total	28,847,959	33,009,992

$4,149,543 and $1,158,912 of interest expense was capitalized in construction in progress for the years ended December 31, 2008 and 2007.

14.	BIOLOGICAL ASSETS

2008
US$

Immature biological assets	23,784,479
Mature biological assets	1,490,171
Less: Accumulated depreciation	(6,816)
Net book value	25,267,834

(1) Depreciation expenses

Depreciation expense for the year ended December 31 2008 was $6,816, all of which was recorded in cost of goods sold.

(2) Pledged property and equipment

The net book value of biological assets pledged for borrowings was $19,995,659 at December 31, 2008.

(3) Capitalized interest

$1,999,630 of interest expense was capitalized in immature biological assets for the year ended December 31, 2008.

15.	GOODWILL

Goodwill represents excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired from the Shanxi minority interest acquisition in 2006.  Such amount is not tax deductible.

The Company has performed goodwill impairment tests relating to goodwill arising from its acquisition and concluded that there was no impairment as to the carrying value of goodwill as of December 31, 2008 and 2007.

16.	DEFERRED CHARGES, NET

Deferred charges represent direct issuance costs incurred in connection with the 1% Guaranteed Senior Secured Convertible Notes due 2012 that were issued in 2007 and costs incurred in connection with the note restructuring in 2008 (Note 22(2)).  During the years ended December 31, 2008 and 2007, amortization expense was $657,258 and $369,794, respectively.

Amortization expense is estimated to be $107,396 for 2009 and $0 thereafter.

17.	NOTES AND LOANS PAYABLE

Notes and loans payable included in the consolidated balance sheets for the years ended December 31, 2008 and 2007 comprised of:

	2008	2007
	US$	US$

Note payable to a bank in the PRC, bearing interest at 7.29% per annum, secured by plant and machinery and prepaid leases, payable with interest on maturity, due on October 29, 2008	-	3,422,501

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, unsecured, payable with interest on maturity, due on December 25, 2008	-	3,422,502

Note payable to a bank in the PRC, bearing interest at 8.019% per annum, unsecured, payable with interest on maturity, due on December 5, 2008	-	1,369,000

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, unsecured, payable with interest on maturity, due on May 11, 2009	4,522,774	-

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, secured by plant and machinery, payable with interest on maturity, due on May 11, 2009	2,772,023	-

Unsecured, non-interest bearing loan payable to an unrelated party, due on demand.	442,600

Unsecured, non-interest bearing loan payable to County Finance Department, due on demand. (i)	318,053	298,443

Total	8,055,450	8,512,446

(i)  Shanxi received funding from the local County Finance Department for its construction of the production facilities in the region.  Although, no repayment terms were attached with the funds, the Company considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

None of the notes and loans payables have restrictions or covenants attached.

18.	RELATED PARTY TRANSACTIONS

Due from/to related parties included in the consolidated balance sheets for the years ended December 31, 2008 and 2007 comprised of:

	2008	2007
	US$	US$
Due from related parties:
Due from Directors of the Group	33,011	50,855
Due from related companies	232,468	64,622
Total	265,479	115,477

	2008	2007
	US$	US$
Due to related parties:
Due to Directors of the Group	33,156	129,222
Due to related companies	730,833	20,788
Loan payable to a related party	253,410	251,550
Total	1,017,399	401,560

(1) Due from/to Directors of the Group

As part of normal business operation, Directors of the Group will from time to time incur expenses on behalf of the Group, or receive advances from the Group for settlement of Group expenses.  The amounts outstanding at year end are of short term nature and due on demand.

As of December 31, 2008 and 2007, the Group had the following balances due from its Directors:

	2008	2007
	US$	US$

Liu Hua	28,483	47,208
Directors of subsidiaries in the PRC	4,528	3,647
Total	33,011	50,855

As of December 31, 2008 and 2007, the Group had the following balances due to its Directors:

	2008	2007
	US$	US$

Leng You-Bin	32,608	41,606
Liu Sheng-Hui	-	87,616
Directors of subsidiaries in the PRC	548	-
Total	33,156	129,222

(2) Due from/to related companies

Mr. Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group.  During the years ended December 31, 2008 and 2007, the Group sold goods to companies owned by close family members of Mr. Leng You-Bin, including one company, Heilongjiang Feihe Yuanshengtai Co., Ltd directly owned by Mr. Leng You-Bin, on an arm’s length basis.

For the years ended December 31, 2008 and 2007, the Group made sales of goods to the following related companies:

	2008	2007
	US$	US$

Tangshan Feihe Trading Company	1,216,948	790,331
Qinhuangdao Feihe Trading Company	476,397	107,421
Dalian Hewang Trading Company	90,629	25,400
Total	1,783,974	923,152

As of December 31, 2008 and 2007, the Group had the following balances due from its related companies:

	2008	2007
	US$	US$

Tangshan Feihe Trading Company	177,524	64,622
Qinhuangdao Feihe Trading Company	54,944	-
Total	232,468	64,622

As of December 31, 2008 and 2007, the Group had the following balances due to its related companies for payments for goods received in advance:

	2008	2007
	US$	US$

Heilongjiang Feihe Yuanshengtai Co., Ltd	729,480	-
Qianhuangdao Feihe Trading Company	-	16,412
Dalian Hewang Trading Company	1,353	4,376
Total	730,833	20,788

(3)  Loan payable to related parties

The Group has an outstanding loan payable to a charitable organization set up by Leng You-Bin for under privileged children in the Heilongjiang province of the PRC, of $253,410 and $251,550 at December 31, 2008 and 2007, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

19.	ADVANCES FROM EMPLOYEES

Advances from employees represent temporary funding by employees to improve cash flow and working capital of the Company. The advances were unsecured, interest free and repayable within one year.

20.	EMPLOYEE BENEFITS

The full-time employees of the Company’s subsidiaries that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. These companies are required to accrue for these benefits based on certain percentages of the employees’ salaries in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts charged to the consolidated statements of operations and comprehensive income for such employee benefits amounted to approximately $1,893,632 and $714,055 for the years ended December 31, 2008 and 2007, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

Effective January 1, 2007, the Company established the American Dairy Inc 401(k) Profit Sharing Plan and Trust (the “Plan”).  The Plan is a discretionary defined contribution plan and covers substantially all employees who have attained the age of 21, have completed at least six months of service, and have worked a minimum of 1,000 hours in the past Plan or anniversary year.

Under provisions of the Plan, the Company, for any plan year, has contributed an amount equal to 100% of the participant’s contribution or 5% of the participant’s eligible compensation, whichever is less.  The Company may, at its own discretion, make additional matching contributions to participants.  Company contributions, net of forfeitures, amounted to $12,545 and $2,016 in the years ended December 31, 2008 and 2007, respectively.

21.	LONG TERM DEBT

Long term debt comprised of the following as of December 31, 2008 and 2007:

	2008	2007
	US$	US$

Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by buildings and payable in monthly installments of $9,058, including interest. The Loan commenced in 2004 and matures on September 30, 2012	407,597	484,455

Loan payable to a bank in the PRC, bearing interest at 7.47%, unsecured, guaranteed by Feihe Dairy (i), and payable in installments of $2,917,919 on October 28, 2009 and $933,734 on October 28, 2010. The Loan commenced in October 29, 2008	3,851,653	-

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable on October 20, 2011. The Loan commenced on October 29, 2008	3,918,765	-

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable in installments of $3,443,144 on October 28, 2010 and $551,487 on October 28, 2011. The Loan commenced in October 29, 2008	3,994,631	-

Loan payable to local government, bearing no interest, unsecured and payable on maturity. The Loan commenced on January 29, 2008 and matures on December 31, 2009	992,092	-

	13,164,738	484,455
Less: current portion of long term debt	(4,018,704)	(101,990)
	9,146,034	382,465

(i) In connection with the purchase of long-lived fixed assets of Kedong Farms, Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on October 29, 2008 and ending on October 28, 2009.  The maximum potential future amount under the terms of the guarantee is RMB 251,510,000.

Principal payments due by year for the next five years and thereafter on long term debt are as follows:

Year ended December 31,	Future repayments
US$

2009	4,018,704
2010	4,485,570
2011	4,578,945
2012	81,519
13,164,738

None of the long term debt has restrictions or covenants attached.

22.	CONVERTIBLE DEBT, NET

Convertible debt consisted of the following as of December 31, 2008 and 2007:

	2008	2007
	US$	US$

7.75% Convertible Notes due 2009, net of discount of $467,967 and $1,091,919 at December 31, 2008 and 2007, respectively	17,732,033	17,108,081

1.00% Guaranteed Senior Secured Convertible, including guaranteed redemption accrual of $0 and $8,151,867, and note discount of $7,190,107 and $50,022,177 at December 31, 2008 and 2007, respectively	73,809,893	38,129,690

	91,541,926	55,237,771
Less: current portion	(91,541,926)	-
	-	55,237,771

(1)   7.75% Convertible Notes Due 2009

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

The 2009 Notes mature on October 2, 2009, accrue interest at an annual rate of 7.75% compounded annually and payable in ordinary shares at maturity, and contain customary representations, warranties, and events of default, including failure to pay amounts due under the 2009 Notes, failure to comply with certain covenants, and the occurrence of certain insolvency events.  The principal and accrued and unpaid interest due under the 2009 Notes may be converted at the option of the holder into ordinary shares at an initial conversion price of $14.50 per share.  The conversion price is subject to adjustments for dividends, subdivisions, combinations, and other events.  Subject to the same adjustments, the Warrants permit the holders to acquire, at any time prior to October 2, 2012, an aggregate of approximately 251,000 ordinary shares at an initial exercise price of $14.50 per share.  As of December 31, 2008, the conversion price of the 2009 Notes and the exercise price for the Warrants was $14.50 per share.

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

In connection with the issuance of the 2009 Notes, the Company entered into a registration rights agreement pursuant to which Company agreed to file, by January 3, 2007, a registration statement covering the resale of the ordinary shares issuable upon conversion of the 2009 Notes and upon exercise of the Warrants.  The Company also agreed to register, on one occasion and prior to October 3, 2011, shares issued on conversion of interest payable on the 2009 Notes if such shares have not been included in a prior registration statement.  If the Company failed to meet these registration obligations, or if the SEC did not declare such registration statements effective within 120 days of the filing thereof, the Company agreed to pay an additional amount equal to 2.00% of the principal amount of each holder’s 2009 Notes per month, payable monthly in cash or, at the option of the holder, in ordinary shares at the then-applicable conversion price per share (the “2% Payment”).  The registration rights agreement also grants piggy-back, demand and S-3 registration rights to the holders of ordinary shares issuable upon conversion of the 2009 Notes.  The Company was not in compliance with the requirement under the registration rights agreement to file a registration statement by January 3, 2007 and to cause it to become effective within 120 days.  As all of the holders of the 2009 Notes have waived the 2% Payment for the periods in 2007 prior to May 3 and after September 30, the Company made the 2% Payment for the period from May 3, 2007 through September 30, 2007, equal to $1,820,000, which was charged to earnings for the year ended December 31, 2007.

On November 12, 2008, the Company entered into an agreement with the holders of the 2009 Notes pursuant to which the Company agreed to issue to such holders an aggregate amount of 216,639 ordinary shares ($2,881,299, excluding $720,000 accrued at December 31, 2007) and such holders waived claims to additional payments under the registration rights agreement relating to the 2009 Notes.  The agreement contains customary representations and warranties, as well as security and inter-creditor provisions.  In connection with the agreement, the Company amended and restated the 2009 Notes (the “New 2009 Notes”), amended and restated the warrants issued therewith (the “New Warrants”), and amended the prior registration rights agreement.

The New 2009 Notes were issued in an aggregate principal amount of $18,200,000, mature on October 2, 2009, accrue interest at an annual rate of 7.75% compounded annually and payable in ordinary shares at maturity.  The New 2009 Notes contain representations, warranties, and events of default, including default for failure to pay amounts due under the New 2009 Notes, failure to comply with certain covenants, the occurrence of certain insolvency events, certain events regarding the security interests, and cross-defaults under the 2012 Notes or any other indebtedness exceeding $2,000,000.  The principal and accrued and unpaid interest due under the New 2009 Notes may be converted at the option of the holder into ordinary shares at an initial conversion price of $14.50 per share.  The conversion price is subject to adjustments for dividends, subdivisions, combinations, or issuances of ordinary shares, warrants or similar rights at a price per share less than the conversion price then in effect.  Subject to the same adjustments, the New Warrants permit the holders to acquire, at any time prior to October 2, 2012, an aggregate of approximately 251,000 ordinary shares at an initial exercise price of $14.50.

The New 2009 Notes are guaranteed by AFC and secured by a pledge of all of the Company’s equity interest in AFC and a pledge of 2,664,340 shares of ordinary shares held by Leng You-Bin, the Chairman, Chief Executive Officer, President, and General Manager of the Company.  The guarantees and security interests are subordinate to those securing the 2012 Notes.

The amendments to the registration rights agreement extend the existing demand, piggy-back and S-3 registration rights to the holders of ordinary shares issued in connection with the release of claims to additional payments under the prior registration rights agreement.  In addition, the amendments restate the penalties for the Company’s failure to comply with registration and other covenants.  In particular, the Company agreed to pay additional interest, accruing at 1.00% of the principal amount of each holder’s New 2009 Notes per month and payable monthly in cash or, at the option of the holder, ordinary shares at the then-applicable conversion price per share, upon the occurrence of certain events.  These events include the Company’s failure to file a registration statement by January 3, 2007, the Company’s failure to file a registration statement by the three month anniversary of any demand registration notice, if sales of all registrable securities cannot be made pursuant to the registration statement, if the ordinary shares ceases to be listed or traded in qualifying exchanges or markets, if a qualifying initial public offering has not occurred on or before June 30, 2009, if the Company fails to keep public information available, if the Company fails to file in a timely manner all reports and other documents it is required to file with the SEC, or if the Company fails to maintain its Exchange Act registration.  In connection with the amended registration rights agreement, the holders of the 2009 Notes agreed that the Company will only be obligated to make additional interest payments to them if a resale registration statement is not effective by June 30, 2009 or if the Company is unable to timely comply with its reporting and filing obligation under the Exchange Act by April 15, 2009.

(2)   1.00% Guaranteed Senior Secured Convertible Notes Due 2012

On June 1, 2007 and June 27, 2007, pursuant to a notes purchase agreement and related agreements, the Company issued an aggregate principal amount of $60,000,000 and $20,000,000, respectively, in 1% Guaranteed Senior Secured Convertible Notes due 2012 (the “2012 Notes”).  The 2012 Notes accrue interest at an annual rate of 1.00%, payable in cash on June 1 and December 1 of each year, and mature on the five-year anniversary of their issuance.  The 2012 Notes have been guaranteed by certain of the Company’s subsidiaries and secured by a pledge of all of the Company’s equity interest in AFC and a pledge of 2,664,340 ordinary shares held by Leng You-Bin, the Chairman, Chief Executive Officer, President, and General Manager of the Company.  Costs of $3,697,934 associated with the 2012 Notes were capitalized as a deferred charge and are shown as an other asset as of December 31, 2007.  These costs were to be amortized over the term of the 2012 Notes.  Amortization of $657,258 and $369,794 was charged to expense during the years ended December 31, 2008 and 2007, respectively.

The principal amount of the 2012 Notes is convertible into ordinary shares at the option of the holder at an initial conversion price of $24.00 per share. On March 1, 2008, pursuant to a semi-annual reset provision based on the volume-weighted 30-day average trading price of the ordinary shares, the conversion price of the 2012 Notes was reset to $12.00 per share. The conversion price is also subject to adjustments for dividends, subdivisions, issuances of ordinary shares or warrants below current market prices, and other events. If not previously converted or repurchased, upon maturity the Company must redeem the 2012 Notes at a price equal to $228,776 per each $100,000 in principal amount of 2012 Notes.  As of December 31, 2007, the Company had accrued $8,151,867 of the redemption amount related to the 2012 Notes.

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

The indentures under which the 2012 Notes were issued contain covenants restricting the Company’s operations, including restrictions on its use and maintenance of its properties, incurrence of indebtedness, declaration or payment of dividends or other distributions, repurchase of capital stock or subordinated obligations, making investments, incurrence of liens, sale of assets, use of proceeds from the sale of the 2012 Notes, and engaging in business unrelated to dairy and related food products.  The indentures also require the Company to maintain tangible net worth ratios, to complete a qualifying initial public offering of Common Stock by December 1, 2008, to repurchase some or all of its 2012 Notes from electing holders upon certain assets sales, upon certain change of control transactions or if the ordinary shares cease to trade on a qualifying U.S. stock exchange, and to file reports under the Exchange Act with the SEC.  In addition, the outstanding 2012 Notes would accrue additional interest at an annual rate of 5% if a qualifying initial public offering had not occurred by December 1, 2008.  The Company would also be obligated to pay an additional amount equal to 3.0% of the principal amount of the outstanding 2012 Notes if a qualifying initial public offering had not occurred by December 1, 2008 and an additional amount equal to 1.0% of the principal amount of the outstanding 2012 Notes if the Company fails to retain a qualified auditor at any time after May 1, 2008.  The indentures also contain customary events of default, including any failure to pay any interest, principal, or premium on the 2012 Notes, failure to comply with certain covenants, the occurrence of certain insolvency events, defaults under or failure to pay when due any other indebtedness exceeding $2,000,000, and certain events regarding the security interests.

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

On November 12, 2008, the Company entered into a supplemental indenture with respect to the 2012 Notes.  The supplemental indenture grants each holder of the 2012 Notes the option to elect that the Company repurchase all or any portion of such holder’s 2012 Notes, at a repurchase price of 115% of the principal amount of 2012 Notes for which such holder elected early repurchase.  On November 13, 2008, the holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligates the Company to repurchase the 2012 Notes for an aggregate amount of $92,000,000 in accordance with the terms and conditions of the supplemental indenture.  Accordingly, the Company has paid $15,333,333 to the holders of the 2012 Notes, of which $11,000,000 was paid in November 2008, and $4,333,333 was paid in January 2009, and the Company is obligated to pay an additional $15,333,333 by each of April 15 and July 15, 2009 and to pay the remaining $46,000,000 by October 15, 2009.  As part of the first repurchase payment, the Company also paid $407,000 in accrued and unpaid interest and accrued registration rights penalty to holders of the 2012 Notes.  As a result of the repurchase election, interest on all 2012 Notes ceased to accrue after November 13, 2008 and the 2012 Notes may not be converted into ordinary shares of Common Stock, subject to the Company’s making the required repurchase payments.  Holders of the 2012 Notes are entitled to all other rights and privileges as holders of the 2012 Notes until the required repurchase payments are paid in full.  Costs of $123,354 associated with the 2012 Notes restructuring were capitalized as a deferred charge and are shown as an other asset as of December 31, 2008.  These costs are amortized over the term of the restructured Notes.  Amortization of $16,957 was charged to expense during the year ended December 31, 2008.

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

In the supplemental indenture, the Company obtained waivers and consents from the holders of the 2012 Notes.  These waivers and consents allow the Company to incur additional debt and liens in connection with funding the repurchase of the 2012 Notes and for certain operating purposes, waive its compliance with tangible net worth and leverage ratio requirements, waive the requirement that the Company repurchase 2012 Notes from electing holders if the ordinary shares cease to trade on a qualifying U.S. stock exchange, and waive the requirement that the Company file Exchange Act reports to the extent its non-compliance is due to or results from the previously announced re-audit of its financial statements.

In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the terms of the 2012 Notes entered into on November 12, 2008 were substantially different to the previous terms of the 2012 Notes. Therefore, this transaction was accounted for as an extinguishment of debt as set forth in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This resulted in $30,497,268 of gain recognized in the consolidated statements of operations and comprehensive income in the year ended December 31, 2008.

The embedded derivatives contained in the original terms of the 2012 Notes were also extinguished on November 12, 2008.  However, prior to extinguishment, the fair value of the derivatives measured using the using the Monte Carlo simulation approach was increased to $58,340,781, resulting in a loss of $8,321,481 recorded in the statements of operations and comprehensive income during the year ended December 31, 2008.

Principal payments due are $99,200,000 in 2009 and $0 thereafter.

23.	ACCRUED EXPENSES

Accrued expenses as of December 31, 2008 and 2007 consist of the following:

	2008	2007
	US$	US$

Accrued selling expenses	6,802,837	2,889,739
Other payable	3,817,556	2,940,919
	10,620,393	5,830,658

24.	OTHER PAYABLE

Other payable as of December 31, 2008 and 2007 consists of the following:

	2008	2007
	US$	US$

Payable for property and equipment	6,358,939	4,883,238
Payable for leases	2,054,553	1,945,519
Other tax payable	4,454,081	55,428
Others	6,646,108	3,528,971
	19,513,681	10,413,156

25.	ORDINARY SHARES AND EQUITY TRANSACTIONS

The Company has 50,000,000 shares of authorized ordinary shares with a par value $0.001 per share.

(1) During 2007, the Company had the following stock transactions:

The Company issued 505,698 shares of its ordinary shares pursuant to the exercise of warrants at various exercise prices for a total consideration of $1,100,047.

The Company issued 49,250 shares of restricted ordinary shares valued at $1,060,750, of which $409,500 was for bonuses to directors and $651,250 was for consulting services to independent consultants.  The expense related to the consulting services is recorded in general and administrative expenses in the consolidated statements of operations and comprehensive income.

The Company issued 575,000 shares of its ordinary shares pursuant to the conversion of $5,000,000 of Series B convertible notes with accrued interest of $750,000, at a conversion price of $10.00 per share.

(2) During 2008, the Company had the following stock transactions:

The Company issued 3,000 shares of its ordinary shares pursuant to the exercise of warrants at an exercise price of $2.25 for a total consideration of $6,750.

The Company issued 72,500 shares of restricted ordinary shares valued at $1,092,651 of which $753,500 was for bonuses to directors and $339,150 was for bonuses to employees.

On October 15, 2008, pursuant to the Company’s 2003 Incentive Stock Plan (the “Plan”), an option to purchase 80,000 shares valued at $562,758 was granted to an employee.  As the option vests one year from date of grant, $140,689 was allocated to the year ended December 31, 2008 using the straight line method as described in Note 26(1).

On November 12, 2008, the Company issued to holders of the 2009 Notes 216,639 ordinary shares valued at $2,881,299, in connection with an agreement reached with the holders to waive claims to additional payments under the registration rights agreement relating to the 2009 Notes as described in Note 22(1).

26.	OPTION PLAN AND WARRANTS

(1)  2003 Share Incentive Plan

Effective May 7, 2003, the Company adopted and approved its 2003 Incentive Stock Plan (the “Plan”), which reserved 3,000,000 ordinary shares for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies FASB 123(R) and related interpretations in accounting for the Plan. Compensation for services that a corporation receives under FASB 123(R) through share-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay.  Compensation expense for share-based compensation of $1,233,339 and $1,060,750 were recorded during the years ended December 31, 2008 and 2007 related to the Plan.

No stock appreciation rights have been issued under the Plan.

On October 15, 2008, an option to purchase 80,000 shares was granted to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and have a contractual life of 4 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $562,758, of which $140,689 was recorded as compensation cost in the year ended December 31, 2008.  The valuation was based on the assumptions noted in the following table.

Expected volatility	90.7%
Expected dividends	0%
Expected term (in years)	4 years
Risk-free rate	2.7%

A summary of option activity under the Plan as of December 31, 2008 and movement during the year then ended are as follow:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$
Outstanding at January 1, 2008	-	-	-	-
Granted	80,000	12.00	317,600	3.8
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2008	80,000	12.00	317,600	3.8

The weighted average grant date fair value per options granted during the years ended December 31, 2008 was $7.03.

A summary of the status of the Company’s non-vested options as of December 31, 2008 and movements during the year then ended are as follow:

	Options	Weighted average granted date fair value
		US$
Non-vested at January 1, 2008	-	-
Granted	80,000	7.03
Vested	-	-
Forfeited or expired	-	-
Non-vested at December 31, 2008	80,000	7.03

As of December 31, 2008, there was $422,069 of unrecognized compensation cost related to non-vested share-based compensation granted under the Plan.  The cost is expected to be recognized over a period of 10 months.

(2)  Warrants

As of December 31, 2008, the Company had 1,045,983, warrants outstanding at an average exercise price of $5.06 per warrant. The warrants will expire at various dates, with 794,943 expiring in 2009 and 251,040 expiring in 2012.

During the years ended December 31, 2008 and 2007, 3,000 and 505,698 warrants, respectively, were exercised at various exercise prices, resulting in proceeds of $6,750 and $1,100,047, respectively, to the Company.

	Warrants	Average exercise price
		US$
Outstanding warrants at January 1, 2007	1,554,681	4.11
Warrants granted	-	-
Exercised	(505,698)	2.17
Expired	-	-
Outstanding warrants at December 31, 2007	1,048,983	5.05
Warrants granted	-	-
Exercised	(3,000)	2.25
Expired	-	-
Outstanding warrants at December 31, 2008	1,045,983	5.06

Information regarding the warrants outstanding at December 31, 2008 is summarized as below:

	Warrants outstanding at
	December 31, 2008
		Weighted
		Average	Weighted
		Remaining	Average
Exercise Prices	Warrants	Contractual	Exercise
US$	Outstanding	Life (years)	Price US$

1.50	184,543	0.8	1.50
2.25	610,400	0.7	2.25
14.50	251,040	3.8	14.50

	1,045,983

27.	STATUTORY RESERVES

Relevant PRC laws and regulations permit payments of dividends by our PRC subsidiaries and affiliates only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the statutory general reserve fund requires annual appropriations of 10% of net after-tax income should be set aside prior to payment of any dividends.  As a result of these and other restrictions under PRC laws and regulations, the PRC subsidiaries and affiliates are restricted in their ability to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances.

28.	COMMITMENTS AND CONTINGENCIES

(1)  Operating lease arrangements

The Group has entered into leasing arrangements relating to office premises and computer equipment that are classified as operating leases. There were no minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year.

Rent expenses incurred and expensed to consolidated statements of operations and comprehensive income during the years ended December 2008 and 2007 amounted to $120,704 and $12,000, respectively.

(2)  Capital commitments

Capital commitments for purchase of property and equipment and biological assets as of December 31, 2008 were approximately $16,472,057.

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

29.	SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” based upon the manner in which internal financial information is produced and evaluated by the Group’s chief operating decision maker, the Group has determined that it has two reportable segments: dairy products and dairy farm. The dairy products segment produces and sells dairy products, such as wholesale and retail milk powders, as well as soybean powder, rice cereal, walnut powder and walnut oil.  The dairy farm segment operates the Group’s two dairy farms in the PRC, construction of which was commenced in 2007 and is expected to be complete in the fourth quarter of 2009.  The Group’s two dairy farms provide milk to the Group.  As the Group primarily generates its revenues from customers in the PRC, no geographical segments are presented.

The segment information for the reportable segments for the year ended December 31, 2008 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	193,191,710	-	-	193,191,710
Intersegment revenues	-	91,299	-	91,299
Interest revenue	254,457	5,242	320,025	579,724
Interest expenses	1,041,447	183	18,401,184	19,442,814
Depreciation and amortization	4,936,788	384,031	-	5,320,819
Income tax	3,536,373	24,939	5,823	3,567,135
Segment profit (loss)	21,266,451	(1,182,203)	7,208,685	27,292,933
Segment assets	385,536,806	89,175,716	188,428,520	663,141,042
Goodwill	2,282,838	-	-	2,282,838
Expenditures for segment assets	32,632,030	27,602,841	-	60,234,871

The segment information for the reportable segments for the year ended December 31, 2007 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	163,898,555	-	-	163,898,555
Interest revenue	202,248	-	172,138	374,386
Interest expenses	315,520	-	13,361,843	13,677,363
Depreciation and amortization	3,093,704	27,914	-	3,121,618
Income tax	5,661,779	-	-	5,661,779
Segment profit (loss)	35,037,161	(27,101)	(21,479,394)	13,530,666
Segment assets	309,060,917	31,167,333	185,816,284	526,044,534
Goodwill	2,142,079	-	-	2,142,079
Expenditures for segment assets	17,407,781	15,331,367	-	32,739,148

A reconciliation of reportable segment revenues, profit, and assets, to the Group’s totals is as follows:

	2008	2007
	US$	US$
Revenues
Total revenues for reportable segments	193,283,009	163,898,555
Elimination of intersegment revenues	(91,299)	-
Total consolidated revenues	193,191,710	163,898,555

	2008	2007
	US$	US$
Profit
Total profit for reportable segments	27,292,933	13,530,666
Elimination	(13,156,172)	(23,541)
Income from continuing operations before income taxes and minority interest	14,136,761	13,507,125

	2008	2007
	US$	US$
Assets
Total assets for reportable segments	663,141,042	526,044,534
Elimination	(348,573,642)	(295,083,255)
Total assets	314,567,400	230,961,279

30.	QUARTERLY OPERATING RESULTS

For the fiscal year 2008 and 2007, quarterly operating results are summarized as follows:

	Three Months Ended (Unaudited)
Fiscal 2008	December 31	September 30	June 30	March 31
	US$	US$	US$	US$
Sales	54,487,873	49,632,365	47,633,550	41,437,922
Gross profit	29,943,570	15,649,833	15,268,241	15,149,080
Net income (loss) from continuing operations	23,361,684	(23,222,183)	3,147,375	7,273,281
Net income (loss) from discontinuing operations	2,629,513	2,199,207	1,635,934	(1,776)

Net income (loss)	25,991,197	(21,022,976)	4,783,309	7,271,505

Earnings per share - Basic
Net income (loss) from continuing operations	1.37	(1.37)	0.19	0.43
Net income from discontinuing operations	0.15	0.13	0.10	0.00

Net income (loss)	1.52	(1.24)	0.29	0.43

Earnings per share - Diluted
Net income (loss) from continuing operations	1.32	(1.37)	0.18	0.41
Net income from discontinuing operations	0.15	0.13	0.09	0.00

Net income (loss)	1.47	(1.24)	0.27	0.41

	Three Months Ended (Unaudited)
Fiscal 2007	December 31	September 30	June 30	March 31
	US$	US$	US$	US$
Sales	43,666,743	44,113,426	39,746,028	36,372,358
Gross profit	15,513,386	18,906,012	18,577,977	19,471,231
Net (loss) income from continuing operations	1,357,520	(6,874,506)	6,849,802	6,509,466
Net income from discontinuing operations	442,111	-	-	-
Net income (loss)	1,799,631	(6,874,506)	6,849,802	6,509,466

Earnings per share - Basic
Net income (loss) from continuing operations	0.08	(0.42)	0.43	0.41
Net income from discontinuing operations	0.03	-	-	-

Net income (loss)	0.11	(0.42)	0.43	0.41

Earnings per share - Diluted
Net income (loss) from continuing operations	0.08	(0.42)	0.39	0.37
Net income from discontinuing operations	0.02	-	-	-

Net income (loss)	0.10	(0.42)	0.39	0.37