Form 10-Q
period 2009-03-31
AMERICAN DAIRY INC
filed 2009-05-14
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32473

American Dairy, Inc.
(Exact name of registrant as specified in its charter)

Utah	90-0208758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Star City International Building, 10 Jiuxianqiao Road, C-16th Floor
Chaoyang District, Beijing, China, 100016
(Address of principal executive offices, including zip code)

+1 (626) 757-8885
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares outstanding of the registrant’s common stock as of May 12, 2009 was 17,278,907.

AMERICAN DAIRY, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

 TABLE OF CONTENTS

Unless the context otherwise requires, the terms “we,” “us,” “our,” “American Dairy,” and “the Company” refer to American Dairy, Inc., a Utah corporation, and its consolidated subsidiaries.  References to “dollars” and “$” are to United States dollars.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	US$	US$
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	54,112,534	11,785,408
Notes and loans receivable, net	-	1,493,245
Trade receivables, net of allowance of $3,491,543 and $670,113, respectively	9,628,016	12,275,497
Due from related parties	1,902,701	265,479
Employee receivable	596,526	307,249
Advances to suppliers	26,516,230	24,943,046
Receivable from discontinuing operations	31,041,845	31,002,897
Inventories, net	46,925,871	52,330,333
Prepayments and other current assets	89,776	63,711
Refundable taxes	291,321	488,938
Deposit for equity investment	2,191,189	-
Other receivables	1,427,143	4,598,359
Current assets of discontinuing operations	9,554,368	12,392,384
Total current assets	184,277,520	151,946,546

Investments:
Investment in mutual funds – available for sale	97,631	77,504
Investment at cost	262,942	262,611
	360,573	340,115
Property and equipment:
Property and equipment, net	88,282,947	88,289,858
Construction in progress	39,210,806	28,847,959
	127,493,753	117,137,817
Biological assets:
Immature biological assets	19,785,266	23,784,479
Mature biological assets, net	7,454,456	1,483,355
	27,239,722	25,267,834

Other assets:
Deferred tax assets	730,490	730,490
Prepaid leases	29,018,719	29,146,748
Goodwill	2,285,706	2,282,838
Deferred charges, net	73,483	107,396
Long term assets of discontinuing operations	31,626,665	31,587,018
Total assets	403,106,631	358,546,802

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Current maturities of long term debt	4,023,752	4,018,704
Convertible debt redeemable within one year	17,888,021	17,732,033
Short term debt	71,683,981	73,809,893
Notes and loans payable	13,908,184	8,055,450
Accounts payable	30,133,612	36,643,041
Accrued expenses	14,145,168	10,620,393
Income tax payable	3,309,098	1,185,528
Advances from customers	6,259,924	9,864,080
Due to related parties	338,211	1,017,399
Advances from employees	484,259	1,016,173
Accrued employee benefits	2,394,168	2,873,889
Other payable	29,141,932	19,513,681
Current liabilities of discontinuing operations	32,250,818	35,063,603
Total current liabilities	225,961,128	221,413,867

Long term debt, net of current portion	12,976,584	9,146,034
Long term tax payable	4,154,934	2,750,887
Deferred income	14,997,192	8,416,492
Long term liability of discontinuing operations	395,176	395,176
Total liabilities	258,485,014	242,122,456

Equity
Shareholders' equity:
Ordinary shares (US$0.001 par value, 50,000,000 shares authorized; 17,253,907 issued and outstanding as of March 31, 2009 and December 31, 2008)	17,254	17,254
Additional paid-in capital	26,899,114	26,758,425
Ordinary share warrants	3,003,448	3,003,448
Statutory reserves	6,861,224	6,861,224
Accumulated other comprehensive income	25,442,002	25,146,055
Retained earnings	81,878,276	54,091,493
Total shareholders' equity	144,101,318	115,877,899
Minority interests	520,299	546,447

Total equity	144,621,617	116,424,346

Total liabilities and equity	403,106,631	358,546,802

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three months ended March 31,
	2009	2008
	US$	US$

Sales	113,821,847	39,100,654

Cost of goods sold	41,244,269	24,627,183

Gross profit	72,577,578	14,473,471

Operating and administrative expenses:
Sales and marketing	31,639,888	7,491,684
General and administrative	8,978,204	1,852,921
Total operating expenses	40,618,092	9,344,605

Income from continuing operations	31,959,486	5,128,866

Other income (expenses):
Interest income	92,317	40,809
Interest and finance costs	(1,585,546)	(5,276,718)
Amortization of deferred charges	(33,914)	(184,897)
Registration rights penalty	-	(720,325)
Gain on derivatives	-	9,000,786
Government subsidy-tax refund	730,289	560,792
Other income, net	424,137	509,223

Income from continuing operations before income tax expenses and minority interests	31,586,769	9,058,536

Income tax expenses	3,829,348	1,772,076
Net income from continuing operations before minority interests	27,757,421	7,286,460

Minority interests	26,148	(13,179)
Net income from continuing operations	27,783,569	7,273,281
Net income (loss) from discontinuing operations	3,214	(1,776)
Net income attributable to ordinary shareholders	27,786,783	7,271,505

Other comprehensive income:
Cumulative currency translation adjustments	275,917	7,763,882
Change in fair value of available for sale investments	20,030	(46,117)

Total comprehensive income	28,082,730	14,989,270

Earnings per ordinary share - Basic
Income from continuing operations	1.61	0.43
Income from discontinuing operations, net of tax	0.00	0.00
Net income	1.61	0.43
Earnings per ordinary share - Diluted
Income from continuing operations
Income from discontinuing operations, net of tax	1.55	0.41
Net income	0.00	0.00
	1.55	0.41
Weighted average ordinary shares outstanding
Basic	17,253,907	16,962,823
Diluted	17,926,990	17,588,852

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Ordinary shares					Accumulated
	(US$0.001 par value)		Additional	Ordinary	Statutory	Other	Retained	Minority	Total
	Number of	Par	Paid-in	Share	Reserves	Comprehensive	Earnings	Interest	Equity
	Shares	Value	Capital	Warrants		Income
		US$	US$	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2009	17,253,907	17,254	26,758,425	3,003,448	6,861,224	25,146,055	54,091,493	546,447	116,424,346
Stock compensation expense	-	-	140,689		-	-	-		140,689
Net income	-	-	-	-	-	-	27,786,783	(26,148)	27,760,635
Currency translation adjustments	-	-	-	-	-	275,917	-	-	275,917
Change in fair value of available for sale investments	-	-	-	-	-	20,030	-	-	20,030
Balance as of March 31, 2009	17,253,907	17,254	26,899,114	3,003,448	6,861,224	25,442,002	81,878,276	520,299	144,621,617

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2009	2008
	US$	US$

Cash flows from operating activities:
Net income before minority interests	27,760,635	7,284,684
Less: Net (income) loss from discontinuing operations	(3,214)	1,776
Net income from continuing operations	27,757,421	7,286,460
Adjustments to reconcile net income to operating activities:
Depreciation of property and equipment	1,237,308	896,281
Depreciation of biological assets	163,480	-
Amortization of prepaid leases	156,402	101,659
Amortization of deferred income	(3,438)	(3,281)
Loss on biological assets	362,859	-
Provision for losses on receivables	2,178,246	12,749
Provision for losses on inventories	543,210	-
Compensation expense for option awards	140,689	-
Interest expense from accrual of guaranteed redemption value	-	3,538,133
Interest expense from amortization of note discounts	2,363,409	1,806,844
Gain on derivatives	-	(9,000,786)
Amortization of deferred charges	33,914	184,897
Deposit for Longjiang Acquisition	(2,193,560)	-
Deposit for disposal of a subsidiary	6,573,566	-
Changes in assets and liabilities:
Decrease (increase) in trade receivables, net	469,235	(1,848,382)
Increase in due from related parties	(1,637,222)	(264,490)
Increase in employee receivable	(289,277)	(323,385)
Decrease (increase) in inventories, net	4,943,580	(6,380,873)
Increase in advances to suppliers	(2,112,613)	(5,100,613)
(Increase) decrease in prepayments and other assets	(26,065)	2,359,737
Decrease (increase) in refundable taxes	197,617	(1,556,348)
Decrease in other receivable	3,171,219	532,639
Increase in deferred tax assets	-	(53,629)
(Decrease) increase in accounts payable and accrued expenses	(4,624,132)	8,004,825
Increase in income taxes payable	2,123,570	1,611,221
Decrease in advances from customers	(3,604,155)	(1,617,405)
(Decrease) increase in due to related parties	(679,188)	43,155
(Decrease) increase in advances from employees	(531,914)	63,383
Increase (decrease) in other payable	9,898,293	(2,098,718)
Increase in long term tax payable	1,404,047	223,242
Net cash provided by (used in) continuing operations	48,016,501	(1,582,685)
Discontinuing operations	(10,507)	(462,219)
Net cash provided by (used in) operating activities	48,005,994	(2,044,904)

Cash flows from investing activities:
Purchase of property and equipment	(11,868,265)	(2,034,162)
Purchase and capitalized costs of biological assets	(1,983,224)	(4,865,259)
Decrease (increase) in short term notes and loans receivable	1,493,245	(1,708,866)
Decrease in time deposit	-	8,446,778
Proceeds from disposal of biological assets	59,908	-
Net cash used in continuing operations	(12,298,336)	(161,509)
Discontinuing operations	-	(1,390,763)
Net cash used in investing activities	(12,298,336)	(1,552,272)

Cash flows from financing activities:
Proceeds from short term notes and loans payable	5,846,458	-
Proceeds from long term debt	3,848,402	944,182
Repayment of long term debt	-	(17,705)
Repayment of short term debt	(4,333,333)	-
Warrant exercise	-	6,750
Net cash provided by continuing operations	5,361,527	933,227
Discontinuing operations	-	-
Net cash provided by financing activities	5,361,527	933,227

Effect of exchange rate changes on cash	1,257,943	2,637,829
Net decrease in cash from discontinuing operations	(13,721)	(1,851,206)

Net increase (decrease) in cash and cash equivalents	42,327,126	(26,120)
Cash and cash equivalents, beginning of period	11,785,408	11,057,874
Cash and cash equivalents, end of period	54,112,534	11,031,754

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	(1,930,064)	(1,023,600)
Cash received during the period for tax refund	1,930,064	1,510,986
Interest paid during the period	(429,606)	(159,492)

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

The condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed consolidated interim financial statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”).  In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring accruals) necessary to present fairly its financial position and the results of its operations and cash flows.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with the SEC on Form 10-K for the year ended December 31, 2008.  The interim operating results are not necessarily indicative of the results to be expected for an entire year.

For the period ended March 31, 2009, the Company has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K for the year ended December 31, 2008. The Company has reclassified certain 2008 balances to conform to the current period presentation.

2.           RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements that is presented separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 resulted in the reclassification of minority interest into equity.

In December 2007, FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” (“SFAS 161”).  SFAS 161 provides new disclosure requirements for an entity’s derivative and hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This position amends the factors an entity should consider when developing renewal or extension assumptions used in determining the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements in determining the amortizable useful life. Additionally, this position requires expanded disclosures related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and may impact any intangible assets the Company acquires in future transactions. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements, though, shall be applied prospectively to all intangible assets recognized as of the effective date.  The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued Staff Position No. Emerging Issue Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends will not be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and the interim periods within those years. Retroactive disclosure is required. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock.  EITF 07-5 is effective for years beginning after December 15, 2008.  The adoption of EITF 07-5 did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued FSP SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”).  FSP SFAS 157-2 defers fair value requirements for non-financial assets and liabilities not required to be stated at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. This deferral primarily impacts assets such as property, plant and equipment, intangible assets and goodwill upon non-recurring events such as business combinations, asset impairments and goodwill impairment, among others. The adoption of FSP SFAS 157-2 did not have a material impact on the Company’s financial statements.

3.           TAXATION

The provision for income taxes comprises the Company’s current tax liability and change in deferred income tax assets and liabilities. Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

The Company recorded a provision for income tax of approximately $3.8 million and $1.8 million for the three month periods ended March 31, 2009 and 2008, respectively. The income tax expense is comprised primarily of enterprise income taxes related to the business operations of the Company’s PRC subsidiaries.  The increase of approximately $2 million in the Company’s income tax expense results from an increase in the Company’s income subject to PRC tax.

The effective tax rate for the three months ended March 31, 2009 decreased 8% from a 20% effective rate for the three months ended March 31, 2008 to a 12% effective rate.

4.           EARNINGS PER ORDINARY SHARE

The following table sets forth the computation of net income attributable to shareholders for calculating basic and diluted earnings per ordinary share for the three months ended:

	March 31,
	2009	2008
Net income attributable to shareholders – Basic	27,786,783	7,271,505
Effect of dilutive securities
Convertible notes	-	-
Net income attributable to shareholders – Diluted	27,786,783	7,271,505

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the three months ended:

	March 31,
	2009	2008
Weighted-average shares – Basic	17,253,907	16,962,823
Effect of dilutive securities
Stock option	5,759	-
Warrants	667,324	626,029
Weighted-average shares – Diluted	17,926,990	17,588,852

For the three months ended March 31, 2009 and 2008, 1,505,222 and 1,400,480 shares, respectively, of the Company's ordinary shares attributable to the potential conversion of the 7.75% Convertible Notes due 2009 were excluded from the calculation of diluted income per share because the conversion price of the 7.75% Convertible Notes due 2009 exceeded the average price of the Company's ordinary shares.

For the three months ended March 31, 2009 and 2008, 251,040 shares attributable to the exercise of outstanding warrants, respectively, were excluded from the calculation of diluted income per share because the conversion price or exercise price exceeded the average price of the Company's ordinary shares.

For the three months ended March 31, 2008, 4,444,444 shares of the Company's ordinary shares attributable to the potential conversion of the 1% Guaranteed Senior Secured Convertible Notes due 2012 were excluded from the calculation of diluted income per share because the conversion price of the 1% Guaranteed Senior Secured Convertible Notes due 2012 exceeded the average price of the Company's ordinary shares.

5.           INVENTORIES, NET

The inventory amounts included in the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 comprised of:

	March 31, 2009	December 31, 2008
	US$	US$
Raw materials	15,268,855	16,193,783
Work-in-progress	25,409,568	25,322,111
Finished goods	6,247,448	10,814,439
Total inventories, net	46,925,871	52,330,333

6.           DISCONTINUING OPERATIONS

In August 2007, an advance payment was made to Ausnutria Dairy (Hunan) Company Ltd. (“Ausnutria”), a distributor of milk powder and rice products in China, in connection with a proposed acquisition of 100% of the equity interest in Ausnutria.  The transaction did not close and the parties entered into renegotiations.

In October 2007, the Company entered into an equity purchase agreement (the “2007 EPA”) pursuant to which the Company agreed to purchase, through its subsidiary Moveup, 75% of the outstanding equity interests of Ausnutria, for consideration that included the amount of the advance payment previously made by the Company (the “2007 Transaction”).  The 2007 Transaction did not close because the sellers failed to comply with certain closing conditions under the equity purchase agreement, and the parties entered into renegotiations, including discussions regarding the Company’s proposed acquisition (directly or indirectly) of the other 25% of the outstanding equity interests of Ausnutria.  In connection with the 2007 Transaction, a total deposit for investment of $31,626,154 and $31,586,473 was recorded in the financial records of Moveup as of March 31, 2009 and December 31, 2008, respectively.

To resolve the incomplete transactions regarding Ausnutria, on December 16, 2008, the Group signed a letter of intent to sell all of the business activities and operations of Moveup.  Accordingly, Moveup is reflected in the Company’s consolidated financial statements as discontinuing operations. On February 18, 2009, the Company, through its subsidiary Heilongjiang Feihe Dairy Co., Limited, or Feihe Dairy, entered into a new equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, one of the Company's directors and Vice President of Feihe Dairy, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for an aggregate consideration of approximately $43.3 million (the “2009 Transaction”).  The agreement is subject to customary representations, warranties, covenants and indemnities.  The purchase price is payable in two tranches.  The Company received approximately $11.0 million from the purchasers in the first tranche, and the second tranche of approximately $32.3 million was deposited into an escrow account to be released to Feihe Dairy and Mr. Liu upon satisfaction of the closing conditions under the agreement, including completion of the application for amendment of shareholders with the local counterpart of the State Administration of Industry and Commence in Kedong County, Heilongjiang Province, China. In May 2009, the second tranche of approximately $32.3 million was released to Feihe Dairy and Mr. Liu.

Moveup received advances from the Group of $31,041,845 and $31,002,897 as of March 31, 2009 and December 31, 2008, respectively. The advance will be settled from the Moveup sales proceeds.

The following table presents the components of discontinuing operations reported in the consolidated statements of operations and comprehensive income:

	For the three months ended March 31,
	2009	2008
	US$	US$

Sales	6,470,764	2,337,269

Income (loss) from operations	28,547	(1,776)

Income tax expenses	(25,333)	-
Net income (loss) from discontinuing operations	3,214	(1,776)

The following table presents the major classes of assets and liabilities of discontinuing operations reported in the consolidated balance sheets:

	March 31, 2009	December 31, 2008
	US$	US$
Cash and cash equivalents	18,395	2,108,739
Trade receivables, net	-	4,376,878
Advances to suppliers	8,633,404	3,394,526
Inventories, net	-	1,573,374
Prepayment	172,227	-
Other receivables	730,342	938,867
Current assets of discontinuing operations	9,554,368	12,392,384

Deposit for equity investment	31,626,154	31,586,473
Other long term assets	511	545
Long term assets of discontinuing operations	31,626,665	31,587,018

Accounts payable and accrued expenses	-	1,742,699
Payable to the Group	31,041,845	31,002,897
Other taxes payable	25,336	1,012,860
Advances from customers	785,767	429,580
Accrued employee benefits	371,401	433,355
Other payable	26,469	442,212
Current liabilities of discontinuing operations	32,250,818	35,063,603

Long term tax payable	395,176	395,176
Long term liability of discontinuing operations	395,176	395,176

7.           NOTES AND LOANS PAYABLE

Notes and loans payable included in the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 comprised of:

	March 31, 2009	December 31, 2008
	US$	US$
Note payable to a bank in the PRC, bearing interest at 7.47% per annum, unsecured, payable with interest on maturity, due on May 11, 2009	4,528,456	4,522,774

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, secured by plant and machinery, payable with interest on maturity, due on May 11, 2009	2,775,505	2,772,023

Unsecured, non-interest bearing loan payable to an unrelated party, due on demand.	442,600	442,600

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 4, 2010	2,191,189	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 5, 2010	3,651,981	-

Unsecured, non-interest bearing loan payable to County Finance Department, due on demand. (i)	318,453	318,053

Total	13,908,184	8,055,450

 (i)  Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited received funding from the local County Finance Department for its construction of production facilities in the region.  Although, no repayment terms were attached to the funds, the Company considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

None of the notes and loans payables have restrictions or covenants attached.

8.           RELATED PARTY TRANSACTIONS

Due from/to related parties included in the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 comprised of:

	March 31, 2009	December 31, 2008
	US$	US$
Due from related parties:
Due from Directors of the Group	71,236	33,011
Due from related companies	1,831,465	232,468

Total	1,902,701	265,479

	March 31, 2009	December 31, 2008
	US$	US$
Due to related parties:
Due to Directors of the Group	78,255	33,156
Due to related companies	6,227	730,833
Loan payable to a related party	253,729	253,410

Total	338,211	1,017,399

Due from/to Directors of the Group

As part of normal business operation, Directors of the Group will from time to time incur expenses on behalf of the Group, or receive advances from the Group for settlement of Group expenses.  The amounts outstanding are of short term nature and due on demand.

As of March 31, 2009 and December 31, 2008, the Group had the following balances due from its Directors:

	March 31, 2009	December 31, 2008
	US$	US$

Leng You-Bin	41,462	-
Liu Hua	29,774	28,483
Directors of subsidiaries in the PRC	-	4,528
Total	71,236	33,011

As of March 31, 2009 and December 31, 2008, the Group had the following balances due to its Directors:

	March 31, 2009	December 31 2008
	US$	US$

Leng You-Bin	78,255	32,608
Directors of subsidiaries in the PRC	-	548
Total	78,255	33,156

Due from/to related companies

Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group.  During the three months ended March 31, 2009 and 2008, the Group sold goods to companies owned by close family members of Mr. Leng, including one company partially owned by Mr. Leng and Liu Sheng-Hui, on an arm’s length basis.

For the three months ended March 31, 2009 and 2008, the Group made sales of goods to the following related companies:

	March 31, 2009	March 31, 2008
	US$	US$

Tangshan Feihe Trading Company	2,672,834	253,363
Qianhuangdao Feihe Trading Company	410,814	44,474
Dalian Hewang Trading Company	83,172	11,969
Total	3,166,820	309,806

As of March 31, 2009 and December 31, 2008, the Group had the following balances due from its related companies:

	March 31, 2009	December 31, 2008
	US$	US$

Heilongjiang Feihe Yuanshengtai Co., Ltd	49,012	-
Tangshan Feihe Trading Company	1,379,642	177,524
Qinhuangdao Feihe Trading Company	402,811	54,944
Total	1,831,465	232,468

As of March 31, 2009 and December 31, 2008, the Group had the following balances due to its related companies for payments for goods received in advance:

	March 31, 2009	December 31, 2008
	US$	US$

Heilongjiang Feihe Yuanshengtai Co., Ltd	-	729,480
Dalian Hewang Trading Company	6,227	1,353

Total	6,227	730,833

Loan payable to related parties

The Group has an outstanding loan payable to a charitable organization set up by Leng You-Bin for underprivileged children in the Heilongjiang province of the PRC, of $253,729 and $253,410 as of March 31, 2009 and December 31, 2008, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

9.   DEBT

1)	Short term debt

On November 12, 2008, the Company entered into a supplemental indenture with respect to the 1.00% Guaranteed Senior Secured Convertible Notes due 2012 (the “2012 Notes).  The supplemental indenture grants each holder of the 2012 Notes the option to elect that the Company repurchase all or any portion of such holder’s 2012 Notes at a repurchase price of 115% of the principal amount of 2012 Notes for which such holder elected early repurchase.  On November 13, 2008, the holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligates the Company to repurchase the 2012 Notes for an aggregate amount of $92,000,000 in accordance with the terms and conditions of the supplemental indenture.  Accordingly, the Company has paid $30,666,666 to the holders of the 2012 Notes, of which $11,000,000 was paid in November 2008, and $4,333,333 was paid in January 2009 and $15,333,333 was paid in April 2009, and the Company is obligated to pay an additional $15,333,333 by July 15, 2009 and to pay the remaining $46,000,000 by October 15, 2009.  As part of the first repurchase payment, the Company also paid $407,000 in accrued and unpaid interest and accrued registration rights penalty to holders of the 2012 Notes.  As a result of the repurchase election, interest on all 2012 Notes ceased to accrue after November 13, 2008 and the 2012 Notes may not be converted into ordinary shares of Common Stock, subject to the Company’s making the required repurchase payments.  Holders of the 2012 Notes are entitled to all other rights and privileges as holders of the 2012 Notes until the required repurchase payments are paid in full.  Costs of $123,354 associated with the 2012 Notes restructuring were capitalized as a deferred charge and are shown as an other asset in the condensed consolidated balance sheets.  These costs are amortized over the term of the restructured Notes.  Amortization of $33,914 and $0 was charged to expense during the three months ended March 31, 2009 and 2008, respectively.

The Company’s failure to make the required repurchase payments on July 15, 2009 or October 15, 2009 will not constitute an event of default under the indentures. However, if the Company fails to make these payments within 15 days of the missed payment date, certain waivers granted to the Company under the supplemental indenture, described below, would terminate, interest would recommence accruing on the 2012 Notes, and the holders of the 2012 Notes could exercise their conversion rights under the indentures.

In the supplemental indenture, the Company obtained waivers and consents from the holders of the 2012 Notes.  These waivers and consents allow the Company to incur additional debt and liens in connection with funding the repurchase of the 2012 Notes and for certain operating purposes, waive its compliance with tangible net worth and leverage ratio requirements, waive the requirement that the Company repurchase 2012 Notes from electing holders if the ordinary shares cease to trade on a qualifying U.S. stock exchange, and waive the requirement that the Company file reports required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to the extent its non-compliance is due to or results from the previously announced re-audit of its financial statements.

Principal payments due are $81,000,000 in 2009 and $0 thereafter.

	March 31, 2009	December 31, 2008
	US$	US$
Short term debt due 2009
Principal	76,666,667	80,000,000
Less: Note discount	(4,982,686)	(6,190,107)
	71,683,981	73,809,893

2)	Long term debt
Long term debt comprised of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	US$	US$

Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by buildings and payable in monthly installments of $9,069, including interest. The Loan commenced in 2004 and matures on September 30, 2012	380,902	407,597

Loan payable to a bank in the PRC, bearing interest at 7.47%, unsecured, guaranteed by Feihe Dairy (i), and payable in installments of $2,921,585 on October 28, 2009 and $934,907 on October 28, 2010. The Loan commenced in October 29, 2008	3,856,492	3,851,653

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable on October 20, 2011. The Loan commenced on October 29, 2008	3,923,688	3,918,765

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable in installments of $3,447,469 on October 28, 2010 and $552,180 on October 28, 2011. The Loan commenced in October 29, 2008	3,999,649	3,994,631

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, guaranteed by Feihe Dairy (i) and payable on maturity. The Loan commenced in March 27, 2009 and matures on October 28, 2014	3,846,266	-

Loan payable to local government, bearing no interest, unsecured and payable on maturity. The Loan commenced on January 29, 2008 and matures on December 31, 2009	993,339	992,092

	17,000,336	13,164,738
Less: current portion of long term debt	(4,023,752)	(4,018,704)
	12,976,584	9,146,034

(i) In connection with the purchase of long-lived fixed assets of Kedong Farms, Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on October 29, 2008 and ending on October 18, 2009. The maximum potential future amount under the terms of the guarantee is RMB 251,510,000.

None of the long term debt has restrictions or covenants attached.

10.           CONVERTIBLE DEBT, NET

Convertible debt consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	US$	US$
7.75% Convertible Notes due 2009:
Principal	18,200,000	18,200,000
Less: Note discount	(311,979)	(467,967)
	17,888,021	17,732,033

On October 3, 2006, pursuant to a subscription agreement, the Company issued an aggregate principal amount of $18,200,000 in 7.75% Convertible Notes due 2009 (the “2009 Notes”) and warrants to purchase up to an aggregate of 251,000 shares of Common Stock (the “Warrants”).   The 2009 Notes mature on October 2, 2009, accrue interest at an annual rate of 7.75% compounded annually and payable in ordinary shares at maturity, and contain customary representations, warranties, and events of default, including failure to pay amounts due under the 2009 Notes, failure to comply with certain covenants, and the occurrence of certain insolvency events.  As of March 31, 2009, the conversion price of the 2009 Notes and the exercise price for the Warrants was $14.50 per share.

Principal payments due are $18,200,000 in 2009 and $0 thereafter.

11.           ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

At March 31, 2009, the Group had the following assets measured at fair value:

Description	March 31, 2009	Quoted prices in active markets of identical assets (Level 1)
	US$	US$
Assets:
Investment in mutual funds	97,631	97,631

At December 31, 2008, the Group had the following assets measured at fair value:

Description	December 31, 2008	Quoted prices in active markets of identical assets (Level 1)
	US$	US$
Assets:
Investment in mutual funds	77,504	77,504

12.           ACCRUED EXPENSES

Accrued expenses as of March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008
	US$	US$

Accrued selling expenses	10,097,400	6,802,837
Other accrued expenses	4,047,768	3,817,556
	14,145,168	10,620,393

13.           OTHER PAYABLE

Other payable as of March 31, 2009 and December 31, 2008 consists of the following:

	March 31, 2009	December 31, 2008
	US$	US$

Payable for property and equipment	5,618,178	6,358,939
Payable for leases	2,058,984	2,054,553
Other tax payable	12,323,044	4,454,081
Advance from local government	2,191,189	-
Others	6,950,537	6,646,108
Total	29,141,932	19,513,681

Pending Longjiang Feihe Acquisition
In January 2009, our subsidiary Gannan Flying Crane Dairy Products Co., Limited, or Gannan Feihe, entered into a letter of intent with Heilongjiang Xin Tian Dairy Co., Ltd., or Xin Tian, to acquire Xin Tian’s dairy processing plant located in Longjiang County, Heilongjiang Province, China, or Longjiang Feihe, for approximately $4.4 million, payable in three tranches.  Approximately $2.2 million was paid on January 12, 2009.  The second payment in the amount of approximately $1.1 million is due on or before June 30, 2009 and the remaining amount of approximately $1.1 million is due on or before December 31, 2009.  As of May 12, 2009, the acquisition had not been finalized and no transfer of assets, other than the payment made on January 12, 2009, had taken place.

In January 2009, Gannan Feihe entered into an agreement with the Government of Longjiang County, Heilongjiang Province, China, to provide subsidy support, subject to certain provisions, to Gannan Feihe for its planned acquisition of Xin Tian.  The agreement provides that we will receive aggregate subsidies of approximately $4.4 million, payable in three tranches.  We received approximately $2.2 million on January 9, 2009, the second payment in the amount of approximately $1.1 million is due on or before June 30, 2009 and the remaining amount of approximately $1.1 million is due on or before December 31, 2009.

14.           ORDINARY SHARES AND EQUITY TRANSACTIONS

During the three months ended March 31, 2009, the Company had the following stock transactions:

The Company recorded $140,689 of share-based compensation expense in connection with an option to purchase 80,000 shares valued at $562,758 granted to an employee on October 15, 2008.

15.           OPTION PLAN AND WARRANTS

2009 Stock Incentive Plan

On May 7, 2009, the Company's Board of Directors approved the Company’s 2009 Stock Incentive Plan (the “2009 Plan”). All awards under the 2009 Plan will be subject to shareholder approval at the Company’s 2009 Annual Meeting of Shareholders. The Board of Directors approved the 2009 Plan in order to permit grants of certain equity incentives, including incentive stock options, nonqualified stock options, restricted stock awards, performance stock awards and other equity-based compensation, to certain employees, directors, officers, consultants, agents, advisors and independent contractors of the Company and its subsidiaries. The total number of shares of the Company’s common stock initially authorized for issuance under the 2009 Plan is 2,000,000 plus any authorized shares that, as of May 7, 2009, were available for issuance under the Company’s 2003 Stock Incentive Plan. Shares issued under the 2009 Plan may be drawn from authorized but unissued shares or shares now held or subsequently acquired by the Company as treasury shares.

On May 7, 2009, the Compensation Committee of the Board of Directors granted new, non-statutory performance stock options to certain officers and employees of the Company under the 2009 Plan. In the aggregate, 2,073,190 performance stock options were granted, each with an exercise price of $16.86. The performance stock options will vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established in accordance with the 2009 Plan and the option holder continues to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates. If the recipient fails to satisfy the performance goals related to the vesting date, the shares that would otherwise vest on that date will be forfeited and cancelled.

2003 Stock Incentive Plan

Effective May 7, 2003, the Company adopted and approved its 2003 Stock Incentive Plan (the “Plan”), which reserved 3,000,000 ordinary shares for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies FASB 123(R) and related interpretations in accounting for the Plan. Compensation for services that a corporation receives under FASB 123(R) through share-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay.  Share-based compensation expense of $140,689 and $0 was recorded during the three months ended March 31, 2009 and 2008, respectively.

No stock appreciation rights have been issued under the Plan.

On October 15, 2008, an option to purchase 80,000 shares was granted under the Plan to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and have a contractual life of 4 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $562,758, of which $140,689 was recorded as compensation expense in the three months ended March 31, 2009.  The valuation was based on the assumptions noted in the following table.

Expected volatility	90.7%
Expected dividends	0%
Expected term (in years)	4 years
Risk-free rate	2.7%

A summary of option activity under the Plan as of March 31, 2009 and movement during the three months then ended are as follow:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$
Outstanding at January 1, 2009	80,000	12.00	317,600	3.8
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at March 31, 2009	80,000	12.00	317,600	3.5

A summary of the status of the Company’s non-vested options as of March 31, 2009 and movements during the three months then ended are as follow:

	Options	Weighted average granted date fair value
		US$
Non-vested at January 1, 2009	80,000	7.03
Granted	-	-
Vested	-	-
Forfeited or expired	-	-
Non-vested at March 31, 2009	80,000	7.03

As of March 31, 2009, there was $281,380 of unrecognized compensation cost related to non-vested share-based compensation granted under the Plan.  The cost is expected to be recognized over a period of 7 months.

Warrants

As of March 31, 2009, the Company had 1,045,983 warrants outstanding at an average exercise price of $5.06 per warrant for one share each of the Company’s ordinary shares. The warrants will expire at various dates, with 794,943 expiring in 2009 and 251,040 expiring in 2012.

During the three months ended March 31, 2009 and 2008, 0 and 3,000 warrants, respectively, were exercised at $0 and $2.25, resulting in proceeds of $0 and $6,750, respectively, to the Company.

	Warrants	Average exercise price
		US$
Outstanding warrants at January 1, 2009	1,045,983	5.06
Warrants granted	-	-
Exercised	-	-
Expired	-	-
Outstanding warrants at March 31, 2009	1,045,983	5.06

Information regarding the stock warrants outstanding at March 31, 2009 is summarized as below:

	Warrants outstanding at
	March 31, 2009
		Weighted
		Average	Weighted
		Remaining	Average
Exercise Prices	Warrants	Contractual	Exercise
US$	Outstanding	Life (years)	Price US$
1.50	184,543	0.52	1.50
2.25	610,400	0.45	2.25
14.50	251,040	3.52	14.50
	1,045,983

16.           COMMITMENTS AND CONTINGENCIES

Capital commitments for purchase of property and equipment and biological assets as of March 31, 2009 were $14,033,557.

Commitments for the acquisition of a dairy processing plant located in Longjiang County, Heilongjiang Province, China, as of March 31, 2009 were $2,191,189.

17.           SEGMENTS

The segment information for the reportable segments for the three months ended March 31, 2009 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	113,821,847	-	-	113,821,847
Goodwill	2,285,706	-	-	2,285,706
Segment income tax	3,673,962	-	155,386	3,829,348
Segment profit	35,080,733	(613,861)	4,619,856	39,086,728
Segment assets	521,933,663	105,471,223	188,442,540	815,847,426

The segment information for the reportable segments for the three months ended March 31, 2008 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	41,437,922	-	-	41,437,922
Segment income tax	1,772,076	-	-	1,772,076
Segment profit	5,831,210	209,242	3,018,084	9,058,536

A reconciliation of reportable segment profit and assets to the Group’s totals is as follows:

	Three months ended March 31,
	2009	2008
Profit	US$	US$

Total profit for reportable segments	39,086,728	9,058,536
Elimination	(7,499,959)	-
Income from operations before income taxes and minority interest	31,586,769	9,058,536

March 31, 2009
Assets	US$
Total assets for reportable segments	815,847,426
Total assets of discontinuing operations	41,181,033
Elimination	(453,921,828)
Total consolidated assets	403,106,631

FORWARD-LOOKING STATEMENTS

The statements included in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “may,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” and similar expressions. Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us on the date hereof. Our business and the associated risks may have changed since the date this report was originally filed with the SEC. We assume no obligation to update any such forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in “Part II – Item 1A. Risk Factors” below.

Data for the period ended March 31, 2008 have been revised to present certain components as discontinuing operations.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	Three Months Ended March 31
	2009	2008
	($ in thousands)
Sales	113,822	39,101
Cost of goods sold	41,244	24,627
Gross profit	72,578	14,473
Operating and administrative expenses
Sales and marketing	31,640	7,492
General and administrative	8,978	1,853
Income from continuing operations	31,959	5,129
Other income (expenses)	(373)	3,930
Income tax expenses	3,829	1,772
Net income from discontinuing operations	3	(2)
Net income attributable to ordinary shareholders	27,787	7,272
Other comprehensive income:
Cumulative currency translation adjustments	276	7,763
Total comprehensive income	28,083	14,989

Comparison of Three Month Periods Ended March 31, 2009 and 2008

Total Comprehensive Income
Total comprehensive income increased by approximately $13.1 million, or 87.4%, from approximately $15.0 million for the three month period ended March 31, 2008 to approximately $28.1 million for the three month period ended March 31, 2009.  This increase was primarily attributable to an increase of approximately $74.7 million, or 191.1%, in sales, offset in part by an increase of approximately $16.6 million, or 67.5%, in cost of goods sold, a decrease of approximately $7.5 million, or 96.4%, in cumulative currency translation adjustments, an increase of approximately $31.3 million, or 334.6%, in total operating expenses and a decrease of approximately $4.3 million in other income (expenses).  Our gross profit margin increased from 37.0% for the three month period ended March 31, 2008 to 63.8% for the three month period ended March 31, 2009.

Sales
Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products.  Sales increased by approximately $74.7 million, or 191.1%, from approximately $39.1 million for the three month period ended March 31, 2008 to approximately $113.8 million for the three month period ended March 31, 2009.  This increase was primarily attributable to expanding our market areas and distribution network throughout China, increased demand for high quality products and strong market acceptance of these products, as well as an increase in sales quantities of several high profit margin products. We believe this increase also reflects our success in capitalizing on market opportunities presented to us because, unlike many of our competitors, our products were not involved in the melamine crisis at the end of 2008.  We plan to continue monitoring how our competitors attempt to reclaim market share following the melamine crisis, pursuing strategic market opportunities to maintain and expand our sales of higher margin products, and strengthening our premium quality brand awareness and distribution reach.

The following table sets forth information regarding the sales of our principal products during the three month periods ended March 31, 2009 and 2008:

	Three months ended March 31, 2009			Three months ended March 31, 2008			Three months ended March 31, 2009 over 2008
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales

Milk powder	12,826	107,556	94.5	4,006	25,707	65.7	8,820	81,849	318.4
Raw milk powder	706	2,010	1.8	2,768	10,699	27.4	(2,062)	(8,689)	(81.2)
Soybean powder	704	1,447	1.3	512	1,032	2.6	192	415	40.2
Rice cereal	367	2,228	1.9	244	1,283	3.3	123	945	73.7
Walnut products	128	581	0.5	69	380	1.0	59	201	52.9
Other	-	-	-	-	-	-		-	-
Total	14,731	113,822	100.0	7,599	39,101	100.0	7,132	74,721	191.5

In the three month period ended March 31, 2009, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	2009	2008
Sales revenues (in thousands)	$113,822	$39,101
Total sales volume (kilograms in thousands)	14,731	7,599
Average selling prices/kilogram (in thousands)	$7.73	$5.15

The increase in average sales price per kilogram, as reflected in the table, is primarily attributable to a shift in product mix resulting from a significant increase in sales of milk powder, a higher end product, coupled with an increase in the sales price of milk powder products.  The following table reflects the average sales price per kilogram by product for the three month period ended March 31, 2009 and the three month period ended March 31, 2008, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Three Months ended March 31		Percentage
Product	2009	2008	Change
Milk powder	$8.39	$6.44	30.3
Raw milk powder	2.85	3.86	(26.2)
Soybean powder	2.06	2.01	2.5
Rice cereal	6.07	5.26	15.4
Walnut products	4.54	5.51	(17.6)
Other	-	-	-
Total	$7.73	$5.15	50.3

Cost of Goods Sold
Our cost of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs and shipping and handling costs for the products sold.  Cost of goods sold increased approximately $16.6 million, or 67.5%, from approximately $24.6 million for the three month period ended March 31, 2008 to approximately $41.2 million for the three month period ended March 31, 2009.   This increase was primarily attributable to an increase of approximately $3.3 million, or 179.4%, in cost of whey powder and an increase of approximately $3.6 million, or 362.3%, in the cost of light powder, as well as a general increase in costs resulting from economic conditions.

Gross Profit Margin
Our gross profit margin increased from 37.0% for the three month period ended March 31, 2008 to 63.8% for the three month period ended March 31, 2009. This increase was primarily attributable to an increase in our sales quantities of milk powder and a decrease in sales quantities of raw milk powder, which has a lower gross profit margin than milk powder. We plan to continue monitoring how our competitors attempt to reclaim market share following the melamine crisis, pursuing strategic market opportunities to maintain and expand our sales of higher margin products, and strengthening our premium quality brand awareness and distribution reach.

Operating and Administrative Expenses
Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses increased by approximately $31.3 million, or 334.6%, from approximately $9.3 million in the three month period ended March 31, 2008 to approximately $40.6 million in the three month period ended March 31, 2009. This increase was primarily attributable to an increase of approximately $24.1 million, or 322.3%, in sales and marketing expenses from approximately $7.5 million for the three month period ended March 31, 2008 to approximately $31.6 million for the three month period ended March 31, 2009, and an increase of approximately $7.1, or 384.5%, in general and administrative expenses from approximately $1.9 million for the three month period ended March 31, 2008 to approximately $9.0 million for the three month period ended March 31, 2009.  Our operating and administrative expenses are likely to increase as we continue expanding our distribution network throughout China, as we seek to increase our market share and awareness of our premium quality products throughout China, and following the adoption of our 2009 Stock Incentive Plan.

Income from Continuing Operations
As a result of the foregoing, our income from continuing operations increased by approximately $26.9 million, or 527.5%, from approximately $5.1 million in the three month period ended March 31, 2008 to approximately $32.0 million in the three month period ended March 31, 2009.

Other Income (Expenses)
Our other income (expenses) consists primarily of interest income, interest and finance costs, amortization of deferred charges, registration rights penalty, gain on derivatives, government subsidized tax refunds, and other income and expense accounts.  Other income (expenses) decreased approximately $4.3 million from other income of approximately $3.9 million for the three month period ended March 31, 2008 to other expenses of approximately $0.4 million for the three month period ended March 31, 2009.  The decrease was primarily attributable to a decrease in gain on derivatives from approximately $9.0 million for the three month period ended March 31, 2008 to $0 for the three month period ended March 31, 2009, offset in part by a decrease in interest and finance costs of approximately $3.7 million, or 69.8%, from approximately $5.3 million for the three month period ended March 31, 2008 to approximately $1.6 million for the three month period ended March 31, 2009.

Income Tax Expenses
We are subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC.  We recorded a provision for income tax of $3.8 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively.  The income tax expense is comprised primarily of enterprise income taxes related to the business operations of our PRC subsidiaries.  The increase of approximately $2.0 million in our income tax expense resulted from an increase in our income subject to PRC tax.

As of March 31, 2009, unrecognized tax benefits approximated $4.4 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $2.7 million at March 31, 2009.

We have cumulatively accrued approximately $600,000 for estimated interest and penalties related to unrecognized tax benefits at March 31, 2009.  For the three months ended March 31, 2009, we recorded $87,000 of estimated interest and penalties.

Net Income (Loss) from Discontinuing Operations
As further explained below under “—Ausnutria Transaction,” due to a letter of intent we entered into in December 2008, accounts relating to our subsidiary, Heilongjiang Moveup Co., Limited, or Moveup, are reflected in our financial statements as discontinuing operations.  Our net income (loss) from discontinuing operations increased by approximately $5,000, or 281.0%, from a net loss from discontinuing operations of approximately $2,000 for the three month period ended March 31, 2008 to net income from discontinuing operations of approximately $3,000 for the three month period ended March 31, 2009.

Cumulative Currency Translation Adjustments
Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments decreased by approximately $7.5 million, or 96.4%, from approximately $7.8 million in the three month period ended March 31, 2008 to approximately $276,000 in the three month period ended March 31, 2009.

Liquidity and Capital Resources

We had retained earnings of approximately $81.9 million at March 31, 2009 and $54.1 million at December 31, 2008.  As of March 31, 2009, we had cash and cash equivalents of approximately $54.1 million and total current assets of approximately $184.3 million.  As of March 31, 2009, we had a working capital deficit of approximately $41.7 million, primarily attributable to our agreement to repurchase our 1% Guaranteed Senior Secured Convertible Notes due 2012, or the 2012 Notes.  We have financed our activities to date principally from cash generated from operations and the sale of debt securities.

Our summary cash flow information is as follows:

	Three months ended March 31
Net cash (used in) provided by:	2009	2008
	($ in thousands)
Operating activities	48,006	(2,045)
Investing activities	(12,298)	(1,552)
Financing activities	5,361	933

Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities increased approximately $50.1 million, from net cash used in operating activities of approximately $2.0 million in the three month period ended March 31, 2008 to net cash provided by operating activities of approximately $48.0 million in the three month period ended March 31, 2009.  This increase was primarily attributable to an increase in net income from continuing operations of approximately $20.5 million, a decrease in trade receivables of approximately $2.3 million, a decrease in inventory of approximately $11.3 million, a decrease in advance to supplier of approximately $3.0 million, an increase in provision for losses on receivables of approximately $2.2 million, a decrease in gain on derivatives of approximately $9 million, an increase in deposit for disposal of a subsidiary of approximately $6.6 million, a decrease in deposit for Longjiang Acquisition of approximately $2.2 million, an increase in income tax payable of approximately $0.5 million, and an increase in other payable of approximately $12 million. This increase was offset in part by an increase in prepayments and other assets of approximately $2.4 million, a decrease in accounts payable and accrued expenses of approximately $12.6 million, a decrease in interest expense from accrual of guaranteed redemption value of approximately $3.5 million, an increase in due from related parties of approximately $1.4 million and a decrease in advances from customers of approximately $2.0 million.

Net Cash Used in Investing Activities
Net cash used in investing activities increased approximately $10.7 million, from net cashed used in investing activities of approximately $1.6 million in the three month period ended March 31, 2008 to net cash used in investing activities of approximately $12.3 million in the three month period ended March 31, 2009.  This increase was primarily attributable to an increase of approximately $9.8 million in purchase of property and equipment. This increase was offset in part by an increase in cash related to discontinuing operations of approximately $1.4 million, a decrease in purchase of biological assets of approximately $2.9 million and a decrease in short term notes and loans receivable of approximately $3.2 million.  Net cash used in investing activities primarily relates to our bank account and other cash management vehicles and expenditures associated with our construction and acquisition of new facilities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities increased approximately $4.4 million, from net cash provided by financing activities of approximately $900,000 in the three month period ended March 31, 2008 to net cash provided by financing activities of approximately $5.4 million in the three month period ended March 31, 2009.  This increase was primarily attributable to an increase of approximately $5.8 million in proceeds from short term notes and loans payable and an increase of approximately $2.9 million in proceeds of long term debt. This increase was offset in part by a decrease of approximately $4.3 million in repayment of short term debt.

Outstanding Indebtedness

7.75% Convertible Notes Due 2009
On October 3, 2006, pursuant to a subscription agreement, we issued an aggregate principal amount of $18.2 million in 7.75% Convertible Notes due 2009, or the 2009 Notes, and warrants to purchase up to an aggregate of approximately 251,000 shares of our common stock.  The 2009 Notes mature on October 2, 2009, accrue interest at an annual rate of 7.75% compounded annually and payable in shares of our common stock at maturity, and contain customary representations, warranties, and events of default, including failure to pay amounts due under the 2009 Notes, failure to comply with certain covenants, and the occurrence of certain insolvency events.  As of March 31, 2009, the conversion price of the 2009 Notes and the exercise price for the warrants was $14.50 per share.

On November 12, 2008, we entered into an agreement with the holders of the 2009 Notes pursuant to which we agreed to issue to such holders an aggregate amount of 216,639 shares of our common stock and such holders waived claims to additional payments under the registration rights agreement relating to the 2009 Notes.

1.00% Guaranteed Senior Secured Convertible Notes Due 2012
On November 12, 2008, we entered into a supplemental indenture with respect to the 2012 Notes.  The supplemental indenture grants each holder of the 2012 Notes the option to elect that we repurchase all or any portion of such holder’s 2012 Notes, at a repurchase price of 115% of the principal amount of 2012 Notes for which such holder elected early repurchase.  On November 13, 2008, the holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligates us to repurchase the 2012 Notes for an aggregate amount of $92.0 million in accordance with the terms and conditions of the supplemental indenture.  Accordingly, we have paid $30,666,666 to the holders of the 2012 Notes, of which $11,000,000 was paid in November 2008, $4,333,333 was paid in January 2009, and $15,333,333 was paid in April 2009, and we are obligated to pay an additional $15,333,333 by July 15, 2009 and to pay the remaining $46.0 million by October 15, 2009.  As part of the first repurchase payment, we also paid $407,000 in accrued and unpaid interest and accrued registration rights penalty to holders of the 2012 Notes.  As a result of the repurchase election, interest on all 2012 Notes ceased to accrue after November 13, 2008 and the 2012 Notes may not be converted into shares of our common stock, subject to our making the required repurchase payments.  Holders of the 2012 Notes are entitled to all other rights and privileges as holders of the 2012 Notes until the required repurchase payments are paid in full.  Costs of $123,354 associated with the 2012 Notes restructuring were capitalized as a deferred charge and are shown as an other asset in the condensed consolidated balance sheets.  These costs are amortized over the term of the restructured 2012 Notes.  Amortization of $33,914 and $0 was charged to expense during the three months ended March 31, 2009 and 2008, respectively.

Our failure to make the required repurchase payments on July 15, 2009 or October 15, 2009 will not constitute an event of default under the indentures.  However, if we fail to make these payments within 15 days of the missed payment date, certain waivers granted to us under the supplemental indenture, described below, will terminate, interest will recommence accruing on the 2012 Notes, and the holders of the 2012 Notes could exercise their conversion rights under the indentures.

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

To resolve the incomplete transactions regarding Ausnutria, on December 16, 2008, we signed a letter of intent to sell all of the business activities and operations of Moveup.  Accordingly, Moveup is reflected in our consolidated financial statements as discontinuing operations.  On February 18, 2009, we, through our subsidiary Heilongjiang Feihe Dairy Co., Limited, or Feihe Dairy, entered into a new equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, one of our directors and Vice President of Finance of Feihe Dairy, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for aggregate consideration of approximately $43.3 million.  The agreement is subject to customary representations, warranties, covenants and indemnities.  The purchase price is payable in two tranches.  We received approximately $11.0 million from the purchasers in the first tranche, and the second tranche of approximately $32.3 million was deposited into an escrow account to be released to Feihe Dairy and Mr. Liu upon satisfaction of the closing conditions under the agreement, including completion of the application for amendment of shareholders with the local counterpart of the State Administration of Industry and Commence in Kedong County, Heilongjiang Province, China.  In May 2009, the second tranche of approximately $32.3 million was released to Feihe Dairy and Mr. Liu.

Pending Longjiang Feihe Acquisition
In January 2009, our subsidiary Gannan Flying Crane Dairy Products Co., Limited, or Gannan Feihe, entered into a letter of intent with Heilongjiang Xin Tian Dairy Co., Ltd., or Xin Tian, to acquire Xin Tian’s dairy processing plant located in Longjiang County, Heilongjiang Province, China, or Longjiang Feihe, for approximately $4.4 million, payable in three tranches.  Approximately $2.2 million was paid on January 12, 2009.  The second payment in the amount of approximately $1.1 million is due on or before June 30, 2009 and the remaining amount of approximately $1.1 million is due on or before December 31, 2009.  As of May 12, 2009, the acquisition had not been finalized and no transfer of assets, other than the payment made on January 12, 2009, had taken place.

In January 2009, Gannan Feihe entered into an agreement with the Government of Longjiang County, Heilongjiang Province, China, to provide subsidy support, subject to certain provisions, to Gannan Feihe for its planned acquisition of Xin Tian.  The agreement provides that we will receive aggregate subsidies of approximately $4.4 million, payable in three tranches.  We received approximately $2.2 million on January 9, 2009, the second payment in the amount of approximately $1.1 million is due on or before June 30, 2009 and the remaining amount of approximately $1.1 million is due on or before December 31, 2009.

Critical Accounting Policies

The consolidated financial statements include the financial statements of us and our subsidiaries.  All transactions and balances among us and our subsidiaries have been eliminated upon consolidation. Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities, disclosures of contingent assets and liabilities at the balance sheet dates, and the reported amounts of revenues and expenses during the reporting periods.  We routinely evaluate these estimates, utilizing historical experience, consulting with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

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

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rate at December 31, 2008 was approximately 6.8 Renminbi to 1 U.S. dollar.  The exchange rate at March 31, 2009 was approximately 6.8 Renminbi to 1 U.S. dollar.  The exchange rate is currently permitted to float within a very limited range.

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

During our review of our financial statements and results for the year ended December 31, 2008, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, identified several internal control matters that constitute material weaknesses and significant deficiencies, which we view as an integral part of our disclosure controls and procedures.  Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at December 31, 2008 or March 31, 2009.  These weaknesses and deficiencies are discussed below under “— Management’s Report on Internal Control Over Financial Reporting.”

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

During our review of our financial statements and results for the year ended December 31, 2008 and for the quarter ended March 31, 2009, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, and concluded that these controls were not effective at December 31, 2008 or March 31, 2009.  As a result of that assessment, we identified the following internal control matters that constitute material weaknesses or significant deficiencies:

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this prospectus before purchasing our common stock. If any of the following events were to occur, our business, financial condition or results of operations could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose some or all of your investment. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial could also materially and adversely affect our business, financial condition, operating results and/or cash flow.

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

We incur significant legal, accounting, insurance and other expenses as a result of being a public company.  For example, laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules related to corporate governance and other matters subsequently adopted by the SEC and the NYSE Arca, result in substantial costs to us, including legal and accounting costs, and may divert our management’s attention from other matters that are important to our business.  Compliance with Section 404 of SOX requires that our management annually assess the effectiveness of our internal control over financial reporting and that our independent auditors report on management’s assessment.  During our review of our financial statements and results for the year ended December 31, 2008 and the quarter ended March 31, 2009, our management identified several internal control matters that constitute material weaknesses and significant deficiencies and, consequently, has concluded that our internal control over financial reporting was not effective at December 31, 2008 or March 31, 2009.  In addition, management has concluded, based primarily on the identification of the material weaknesses and significant deficiencies, that our disclosure controls and procedures were not effective at March 31, 2009.  See “Part I—Item 4—Controls and Procedures” above.  Material weaknesses in our internal controls over financial reporting related to financial statement review procedures, accounting treatment for routine and non-routine transactions, our internal audit function, and our untimely assessment of our internal controls over financial reporting.  Significant deficiencies in our internal controls over financial reporting related to period-end closing procedures, access to administrative and accounting systems, documentation of accounts receivable transfers and promoters expenses, and division of treasury and accounting duties.

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

Under China’s Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, which became effective in 2008, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.  Under the implementing rules of the New EIT Law, de facto management means substantial and overall management and control over the production and operations, personnel, accounting, and properties of the enterprise.  Because the New EIT Law and its implementing rules are new, it is unclear how tax authorities will determine tax residency based on the facts of each case.

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

We maintain certain bank accounts in China that are not protected by FDIC insurance or other insurance. As of March 31, 2009, we held approximately $53.9 million in bank accounts in China.  If a PRC bank holding our funds experienced insolvency, it may not permit us to withdraw our funds, which would result in a loss of such funds and reduction of our net assets.

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

Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, beneficially owned approximately 51.5% of our common stock as of May 12, 2009.  Our executive officers and directors as a group beneficially owned approximately 53.8% of our common stock as of May 12, 2009.  Consequently, these individuals will likely be able to determine the composition of our board of directors, retain the voting power to approve certain matters requiring shareholder approval and continue to have significant influence over our operations.  The interests of these shareholders may be different than the interests of other shareholders on these matters.  This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

As of March 31, 2009 we had approximately $258.5 million of total liabilities, which included approximately $94.9 million of outstanding principal on the 2009 Notes and the 2012 Notes, which have been restructured. See “Part I—Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations— Outstanding Indebtedness—1.00% Guaranteed Senior Secured Convertible Notes Due 2012” above.  Our high level of indebtedness could have important consequences, including the following:

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

The indentures also require us to maintain tangible net worth ratios, to complete a qualifying initial public offering of our common stock by December 1, 2008, to repurchase some or all of our 2012 Notes from electing holders upon certain assets sales, upon certain change of control transactions or if our common stock ceases to trade on a qualifying U.S. stock exchange, and to file reports under the Exchange Act with the SEC.  In addition, the outstanding 2012 Notes will accrue additional interest at an annual rate of 5.0% if a qualifying initial public offering has not occurred by December 1, 2008, and we will also be obligated to pay an additional amount equal to 3.0% of the principal amount of the outstanding 2012 Notes if a qualifying initial public offering has not occurred by December 1, 2008 and an additional amount equal to 1.0% of the principal amount of the outstanding 2012 Notes if we fail to retain a qualified auditor at any time after May 1, 2008.  Although we have entered into a supplemental indenture pursuant to which we have obtained waivers and consents from the holders of the 2012 Notes, those waivers and consents are limited in scope and are conditioned on events, including our timely making required repurchase payments, that we may not be able to satisfy.  Our failure to comply with the restrictions on our operations and other requirements under our indentures could constitute an event of default, subject us to litigation, and have an adverse effect on our business and financial condition.  See “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—1.00% Senior Secured Convertible Notes Due 2012” above.

Our failure to repurchase the 2012 Notes pursuant to the supplemental indenture could adversely affect our business and financial condition.

Pursuant to the supplemental indenture with respect to the 2012 Notes, holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligates us to repurchase the 2012 Notes for an aggregate amount of $92.0 million in accordance with the terms and conditions of the supplemental indenture.  Accordingly, we have paid $30,666,666 to the holders of the 2012 Notes, of which $11,000,000 was paid in November 2008, $4,333,333 was paid in January 2009, and $15,333,333 was paid in April 2009, and we are obligated to pay an additional $15,333,333 by July 15, 2009 and to pay the remaining $46.0 million by October 15, 2009.  We may not have adequate cash on hand or generate sufficient cash flows to make the repurchase payments and, even if we do, making such payments could substantially impair our liquidity and capital resources.  Additional financing sufficient to make the repurchase payments may not be available on satisfactory terms, if at all.   If we do not make the required repurchase payments on July 15, 2009 or October 15, 2009, the waivers granted to us under the supplemental indenture will terminate, which will restrict our business operations, the 2012 Notes will recommence accruing interest, which will adversely affect our business and financial condition, and the holders of the 2012 Notes could exercise their conversion rights under the indentures, which may result in substantial dilution.  See “Part I—Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations— Outstanding Indebtedness—1.00% Guaranteed Senior Secured Convertible Notes Due 2012” above.

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

Although the holders of our 2009 Notes have agreed that we will only be obligated to make additional interest payments to them if a registration statement is not effective by June 30, 2009 or if we do not comply with our reporting and filing obligations under the Exchange Act after April 15, 2009, we may be unable to meet these obligations, which would expose us to substantial future penalties.

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

Although the holders of our 2012 Notes have waived these additional payment and interest obligations, the waiver provides that these obligations will recommence if we do not make the required 2012 Note repurchase payments pursuant to the supplemental indenture.  If we are unable to make the repurchase payments and to comply with the public offering and registration statement requirements, our business and financial condition will be adversely affected.  See “Part I—Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—7.75% Convertible Notes Due 2009” above and “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—1.00% Guaranteed Senior Secured Convertible Notes Due 2012” above.

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

American Dairy, Inc.

Date: May 14, 2009	By:	/s/ Leng You-Bin
Leng You-Bin Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Jonathan H. Chou,
Jonathan H. Chou Chief Financial Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X