Form 10-K/A
period 2008-12-31
AMERICAN DAIRY INC
filed 2009-06-26
CIK 789868

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

ii

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A, or this Amendment, in response to comments received from the Securities and Exchange Commission’s Division of Corporation Finance regarding our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on April 15, 2009, or the Original Form 10-K.  This Amendment amends the following:

•	Item 7 under the subheading “Sales” to discuss the increase in inventories.
•	Item 7 under the subheading “Net Cash Provided by (Used in) Operating Activities” to discuss the effect of advances to suppliers on our cash flows.
•	Item 7 under the subheading “Expansion Strategy” to discuss our expansion plans in light of our working capital deficiency.
•	Item 7 under the subheading “Ausnutria Transaction” to provide further details regarding the transactions described therein and the operations of Heilongjiang Moveup Co., Limited.
•	Item 7 under the new subheading “Off-Balance Sheet Arrangements” to indicate that we do not have any off-balance sheet arrangements.
•	Item 7 under the subheading “Critical Accounting Policies” to expand the disclosure regarding specific areas of uncertainty in our use of estimates.
•
Item 9 under the subheading “Remediation Plan” to indicate the aggregate amount we have spent on remediation measures and when we expect our material weaknesses to be fully remediated, with a conforming amendment to the related risk factor in Item 1A.

•	Consolidated Financial Statement Note 2, to delete an inadvertent reference under the subheading “Share-based compensation.”
•
Consolidated Financial Statement Note 5, Taxation, to provide a reconciliation of the actual provision for income taxes and the provision computed by applying the statutory rate, to provide certain additional information regarding tax holidays, and to explain why lower tax rates were in effect for us, with a related amendment to Item 1A in the risk factor regarding classification as a “resident enterprise” of China.

•	Consolidated Financial Statement Note 9, Inventories, Net, to explain the inventory charge off.
•
Consolidated Financial Statement Note 11, Advances to Suppliers, which has been added as a new note discussing advances to suppliers (and which also requires conforming changes throughout this Amendment to reflect changes in note numbering).

•
Consolidated Financial Statement Note 12, Discontinuing Operations, to clarify disclosure regarding the repayment of inter-company advances and provide further details regarding the transactions described therein.

•	Consolidated Financial Statement Note 19, Related Party Transactions, to disclose the general purposes, terms and timing of the amounts due from directors.
•	Consolidated Financial Statement Note 30, Segments, to identify eliminations more specifically and to provide a reconciliation of expenditures for segment assets.

We have also corrected certain minor grammatical or typographical errors throughout this Amendment.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment under Item 15 of Part IV.

For convenience, we have repeated the Original Form 10-K in its entirety.  Except for the changes contained in this Amendment that are noted above, this Amendment continues to speak as of the date of the Original Form 10-K, does not reflect any subsequent information or events, and does not modify, amend or update in any way any other item or disclosure in the Original Form 10-K.  All references in this Amendment to this Annual Report on Form 10-K or to this Annual Report refer to the text of the Original Form 10-K which has been included in this Amendment.

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

Financial Information about Segments and Geographic Areas

Although we have historically operated and managed our business as a single reportable segment, in 2008, with the initial operations of our dairy farms, we have two reportable segments:  dairy products and dairy farm. Our dairy products segment produces and sells dairy products, such as wholesale and retail milk powders, as well as soybean powder, rice cereal, walnut powder and walnut oil.  Our dairy farm segment operates our two company-owned dairy farms, Gannon Farms and Kedong Farms, construction of which we commenced in 2007 and expect to be complete in the fourth quarter of 2009.  Our dairy farms provide milk to us and not to external customers. Please see Note 30 to our audited financial statements included elsewhere in this report for further discussion about segments. As we primarily generate our revenues from customers in the PRC, we do not present geographical segments.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  A “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  We are devoting significant resources to remediating and improving our internal controls, including hiring additional accounting, internal audit and finance staff, engaging consultants to assist with these functions, upgrading our systems, and implementing additional financial and management controls, reporting systems and procedures.  These measures have cost us an aggregate of approximately $643,000 to date, are not expected fully to remediate our material weaknesses until at least December 31, 2009, and may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.  If we are unable to remediate successfully these material weaknesses and significant deficiencies in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

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

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

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

We are at risk of being subject to securities litigation, including possible enforcement action or class action lawsuits.  Following notification by the SEC of an informal investigation related to our former independent registered public accountants, we dismissed our former auditors, sued our former auditors, engaged new independent registered public accountants, commenced a re-audit of historical financial statements, and restated our financial statements as of and for our fiscal years ended December 31, 2005 and 2006.  Accordingly, we were unable to file Exchange Act reports for 2007 and 2008 in a timely manner.  In addition, we have restated our quarterly financial statements for the quarter ended March 31, 2009 to reclassify certain items from operating activities to investing activities.  Securities class action litigation has often been brought against companies who have been unable to provide current public information or who have restated previously filed financial statements.  Such litigation is complex and could result in substantial costs, divert management’s attention and resources, and seriously harm our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executives are located at Star City International Building, 10 Jiuxianqiao Road, C-16th Floor, Chaoyang District, Beijing, China 100016.  We have six production and packaging facilities, which have an aggregate milk powder production capacity of 1,220 tons per day, encompass an aggregate of approximately 634,464 square meters of office, plant, and warehouse space, and are located in the Heilongjiang, Shanxi and Hebei Provinces in China.  For additional information on our production and packaging facilities, see “Item 1. Business—Production and Packaging Facilities” above.

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

This Annual Report contains our audited financial statements for the years ended December 31, 2008 and 2007 and data derived therefrom. Data for the fiscal year ended 2007 have been revised to present certain components as discontinuing operations.  See Note 12 to our audited financial statements included elsewhere in this report.

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

Sales
Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products.  Sales increased by approximately $29.3 million, or 17.9%, from approximately $163.9 million in 2007 to approximately $193.2 million in 2008.  This increase was primarily attributable to expanding our market areas and distribution network throughout China, increased demand for high quality products and strong market acceptance of these products, and increased sales quantities of several high profit margin products.  In addition, our inventories increased approximately $27.6 million, or approximately 111.7%, from approximately $24.7 million as of December 31, 2007 to approximately $52.3 million as of December 31, 2008. This increase was primarily attributable to increased production during our first and second fiscal quarters in order to prepare to meet expected sales demand during our third and fourth fiscal quarters.

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

Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities increased approximately $25.5 million, from net cash used in operating activities of approximately $4.4 million in 2007 to net cash provided by operating activities of approximately $29.9 million in 2008.  This increase was primarily attributable to an increase in net income from continuing operations of approximately $2.7 million, an increase in depreciation of property and equipment of approximately $1.9 million, a decrease in prepayments and other assets of approximately $4.6 million, a decrease in advances to suppliers of approximately $13.7 million, an increase in accounts payable and accrued expenses of approximately $20.8 million, an increase in income taxes payable of approximately $2.0 million, an increase in advances from customers of approximately $2.5 million, an increase in accrued employee benefits of approximately $1.3 million, and an increase in other payables of approximately $5.6 million.  This increase was offset in part by various non-cash charges associated with our convertible notes aggregating to approximately $6.5 million, a decrease in provision for losses on receivables of approximately $3.7 million, an increase in trade receivables of approximately $9.1 million, an increase in net inventories of approximately $466,000, and an increase in refundable taxes of approximately $1.1 million.

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

Other Factors Affecting our Liquidity and Capital Resources

Expansion Strategy
We believe the market for dairy products in China is growing rapidly, including the market for high quality dairy products.  Our growth strategy involves capturing as much of this market as possible during this rapid growth phase.  To implement this strategy we plan to expand our production capabilities by investing in world-class production processes, to enhance our distribution capabilities into first-tier PRC markets, to strengthen our premium quality brand awareness, and to strategically align sourcing, production and distribution by region.  Our expansion strategy will require the continued retention and investment of our earnings from operations and, we believe, additional funding from private debt and equity financing.  In general, the commitment of funds to the acquisition or construction of plant and equipment tends to impair liquidity.  However, we believe that because of the upward trend in our revenues in recent years, even if this trend levels off, our income from continuing operations coupled with such additional financing should provide sufficient liquidity to meet our needs.  Although as of December 31, 2008 we had a working capital deficit of approximately $69.5 million primarily attributable to our agreement to repurchase our 2012 Notes, we believe our cash and cash equivalents are or will be adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.  We expect our working capital deficit to decrease in the first quarter of 2009, driven primarily by increased sales of our products.  In the event of an unanticipated shortfall, we have access to a line of credit with China Construction Bank and other Chinese banks to fund our operations.  We have credit facilities in place with an aggregate limit of approximately $9.0 million provided by three branches of China Construction Bank.

Ausnutria Transaction

Moveup was initially formed in October 2007 to serve as an acquisition vehicle in connection with our proposed acquisition of 100% of the outstanding equity interest in Ausnutria Dairy (Hunan) Company Ltd., or Ausnutria, a distributor of dairy products focused on the high-end segment of the dairy products market in the PRC.  In August 2007, we made an advance payment to Ausnutria  in connection with the proposed acquisition.  The transaction did not close and we entered into renegotiations with the sellers.

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

In November 2007, when our efforts to close the Ausnutria transaction were not successful, we decided to commence limited business activities using Moveup as an importer of higher-end milk powder that Ausnutria was willing to purchase and sell to its customers.  These business activities consisted of Moveup’s purchasing milk powder for its own account from a small number of third party suppliers in Australia that it selected, taking the products into its inventory, and then selling those products in arms-length transactions at market-based prices to Ausnutria, which then distributed the products in the PRC through Ausnutria’s distribution channels.

In February 2008, we made a deposit payment of approximately $1.4 million to Ausnutria Holding Co., Ltd., which indirectly owns Ausnutria, in connection with our efforts to resolve the incomplete transactions in 2007. Although Moveup had obtained certain preliminary government approvals in connection with the proposed Ausnutria acquisition, other government approvals had not been obtained, and the sellers failed to comply with certain closing conditions under the equity purchase agreement. The transaction did not close and we entered into renegotiations.  In connection with this transaction, we recorded a total deposit for investment of $31,586,473 as of the year ended December 31, 2008, of which $1,925,852 of the increase related to changes in exchange rates.

On December 16, 2008, we and Ausnutria’s owners entered into a letter of intent to unwind the transactions.  In considering an orderly way to do so under PRC law, the parties concluded that it would be more efficient to sell all of the business activities and operations of Moveup, rather than attempt to have the applicable government authorities cancel the approvals granted to Moveup.  Selling Moveup also provided an orderly mechanism for returning to us the approximately $31 million in consideration we had paid to Ausnutria in 2007 and 2008, plus an amount reflecting a settlement from Ausnutria’s owners for their failure to complete the transactions. Accordingly, the prior transactions to acquire Ausnutria were effectively cancelled and Moveup is reflected in our consolidated financial statements as discontinuing operations.  On February 18, 2009, we, through our subsidiary Feihe Dairy, entered into a new equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, one of our directors and Vice President of Finance of Feihe Dairy, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for an aggregate consideration of approximately $43.3 million.  The agreement is subject to customary representations, warranties, covenants and indemnities.  The purchase price is payable in two tranches.  We have received approximately $11.0 million from the purchasers, and the second tranche of approximately $32.3 million has been deposited into an escrow account and will be released to Feihe Dairy and Mr. Liu upon satisfaction of the closing conditions under the agreement, including completion of the application for amendment of shareholders with the local counterpart of the State Administration of Industry and Commence in Kedong County, Heilongjiang Province, China.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Estimates of allowances for bad debts – We must periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances.  When determining the allowances, a number of factors are considered, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry.  We perform this review quarterly. Although our write-offs of bad debts have been minimal in recent years, events and circumstances could occur that would require that we increase our allowance in the future.

Estimate of the useful lives of property and equipment and biological assets – We must estimate the useful lives and residual values of our property and equipment and biological assets. We must also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the years ended December 31, 2008 and 2007.

Inventory – We value inventories at the lower of cost or market value.  We determine the cost of inventories using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition.  We must determine whether we have any excessive, slow moving, obsolete or impaired inventory.  We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions.  We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value.  If actual market conditions change, additional provisions may be required.  In addition, we may write off some provisions if we later sell some of the subject inventory.  As a result of these reviews, we reduced our estimated reserve for obsolescence by $217,045 and increased it by $586,162 for the years ended December 31, 2008 and 2007, respectively.

Goodwill – We must test goodwill annually for impairment or more frequently if events or changes in circumstances indicate that it might be impaired.  We perform impairment tests at the reporting unit level to identify potential goodwill impairment.  We recognize a goodwill impairment loss in our statements of operations and comprehensive income when the carrying amount of goodwill exceeds its implied fair value.  We perform the impairment test at the end of the fourth quarter each year.  As a result of this impairment testing, we recognized no impairment loss for the years ended December 31, 2008 and 2007.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed.  Revenue is shown net of sales returns, which amounted to less than 0.02% of total sales in each of the years ended December 31, 2008 and 2007, and net of sales rebates, which is determined based on our distributors’ sales volumes.

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

In June 2008, the FASB issued FSP No. Emerging Issues Task Force, or EITF, 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1.  FSP EITF 03-6-1 requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends will not be returned to the entity if the employee forfeits the award.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and the interim periods within those years.  Early adoption is prohibited and retroactive disclosure is required.  We are currently evaluating the effect that the adoption of FSP EITF 03-6-1 will have on our financial statements.

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

Remediation Plan

We are devoting significant resources to remediating and improving our internal controls, including hiring additional accounting, internal audit and finance staff, engaging consultants to assist with these functions, upgrading our systems, and implementing additional financial and management controls, reporting systems and procedures.  These measures have cost us an aggregate of approximately $643,000 to date, are not expected fully to remediate our material weaknesses until at least December 31, 2009, and may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.  If we are unable to remediate successfully these material weaknesses and significant deficiencies in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

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

Name	Age	Position	Officer Since

Leng You-Bin	44	Chairman, Chief Executive Officer, President, and General Manager	2003
Liu Hua	36	Vice Chairman, Secretary, Treasurer, and Director	2003
Jonathan H. Chou	44	Chief Financial Officer	2008
Liu Sheng-Hui	39	Vice President of Finance, Feihe Dairy, and Director	2003
Nie Bo	37	Head of Sales and Marketing	2007

Leng You-Bin’s biographical summary is included under “—Directors” above.

Liu Hua’s biographical summary is included under “—Directors” above.

Jonathan H. Chou has been our Chief Financial Officer since April 2008.  From February 2006 to June 2007, Mr. Chou served as the Asia Pacific Corporate Chief Financial Officer and Vice President of Mergers & Acquisitions for Honeywell International. From September 2003 to June 2006, Mr. Chou served as the Asia Regional Chief Financial Officer of Tyco Fire & Security (ADT), a division of Tyco International. From May 2000 to September 2003, Mr. Chou served the Asia Pacific Chief Financial Officer of Lucent Technologies, where he oversaw regional Sarbanes-Oxley compliance and restructuring efforts during the downturn of the telecommunication sector. Mr. Chou received a bachelor’s degree in arts from the State University of New York at Buffalo and a Masters of Business Administration degree from Fuqua School of Business at Duke University.

Liu Sheng-Hui’s biographical summary is included under“—Directors” above.

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

Our 2003 Incentive Stock Plan is administered by our Compensation Committee, which consists of Leng You-Bin, our Chairman, our Chief Executive Officer, President, and General Manager, Lee Hui-Lan, and James C. Lewis.  For the fiscal year ended December 31, 2008, no plan-based awards were granted to our named executive officers for services rendered in their executive positions.  Our named executive officers did not have any unexercised stock options, stock that had not vested or equity incentive awards outstanding as of the fiscal year ended December 31, 2008, except as follows:

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

(1)
Represents the dollar amount of expense recognized for financial statement reporting purposes with respect to awards of common stock under our 2003 Stock Incentive Plan, in accordance to SFAS 123(R).  In 2008, all directors received an award of 4,000 restricted shares of our common stock for their 2008 board service and an award of 4,000 restricted shares of our common stock for their 2007 board service, with an additional 1,000 shares for each such year issued to the chairperson of our Audit Committee, Hui-Lan Lee.  See the notes to our financial statements contained herein for an explanation of all assumptions made by us in determining the SFAS 123(R) values of our stock awards.

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Shares Underlying Convertible Securities (1)	Total	Percent (2)
Directors and Executive Officers
Leng You-Bin (3)	8,900,135	0	8,900,135	51.6%
Liu Hua (3)	27,200	0	27,200	*
Jonathan H. Chou (3)	0	0	0	0%
Liu Sheng-Hui (3)	287,774	0	287,774	1.7%
Hui-Lan Lee (3)	39,500	0	39,500	*
Kirk Downing (3)	14,500	0	14,500	*
James C. Lewis (3)(4)	35,000	0	35,000	*
Nie Bo (3)	0	0	0	0%
Directors and executive officers as a group (8 persons)	9,304,109		9,304,109	53.9%

5% Beneficial Owners
Entities associated with Pike Capital Partners (5)	1,881,519	250,000	2,131,519	12.2%
275 Madison Avenue, Suite 418
New York, NY 10016
River Road Asset Management (6)	1,092,294	0	1,092,294	6.3%
462 S. 4th Street, Suite 1600
Louisville, KY 40202

*Less than 1%

(1)
Includes shares of our common stock issuable upon exercise of options or upon conversion of warrants or convertible notes, if the person has the right to acquire such shares within 60 days of March 30, 2009.

(2)	Based on 17,253,907 shares of our common stock outstanding as of March 31, 2009.
(3)	The address for this beneficial owner is c/o American Dairy, Star City International Building, 10 Jiuxianqiao Road, C-16th Floor, Chaoyang District, Beijing, China 100016.
(4)	James C. Lewis holds such shares jointly with his spouse.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements
The financial statements required by this item are included herein:

Exhibits
The following exhibits are filed as a part of this Annual Report.

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
2	Stock Exchange Agreement, dated as of January 15, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc.		8-K	2.1	000-27351	1/21/03
2.1	Amendment to Stock Exchange Agreement, dated as of March 5, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc		8-K/A	2.2	000-27351	3/5/03
3.1	Articles of Incorporation		10-SB	1	000-27351	9/16/99
3.2	Amendment to Articles of Incorporation		10-KSB/A	3.2	000-27351	5/25/04
3.3	Bylaws		10-SB	2	000-27351	9/16/99
4.1	Private Placement Memorandum, together with subscription documents, dated as of June 30, 2003		S-1/A	4.1	333-128075	10/6/06
4.2	Private Placement Memorandum, together with subscription documents, dated as of April 26, 2004		S-1/A	4.2	333-128075	10/6/06
4.3	Private Placement Memorandum, together with subscription documents, dated as of June 30, 2004		S-1/A	4.3	333-128075	10/6/06
4.4	Series A Convertible Note, maturity date April 26, 2006		10-QSB	10.1	001-32473	8/15/05
4.5	Series B Convertible Note, maturity date June 30, 2007		10-QSB	10.2	001-32473	8/15/05
4.6	Series B Convertible Note, maturity date August 13, 2007		10-Q	10.5	001-32473	11/14/05
4.7	Form of 7.75% Convertible Note		8-K/A	4.1	001-32473	10/6/06
4.8	Form of Common Stock Purchase Warrant		8-K/A	4.2	001-32473	10/6/06
10.1	Consulting Agreement, dated as of March 28, 2003, by and between the registrant and Danbury Properties, L.L.C.		10-KSB	10.3	000-27351	4/05/04
10.2	Stock Purchase Agreement, dated as of March 28, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc		10-KSB	10.4	000-27351	4/15/04
10.3	Joint Venture Agreement to organize Beijing Feihe		10-QSB	10.1	000-27351	5/17/04
10.4	2003 Stock Incentive Plan		S-8	10	333-123932	4/7/05
10.5	Asset Purchase Agreement, dated as of May 20, 2005, by and between the registrant and Nutricia Nutritionals Col, Ltd.		8-K	10.1	001-32473	5/26/05

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.6	RMB Loan Contract, dated as of June 24th, 2005, by and between Feihe Dairy and Qiqihaer Branch of China Construction Bank Co., Ltd.		S-1/A	10.9	333-128075	7/19/06
10.7	Construction Contract by and between Shanxi Feihe and Changzhi subsidiary company of Henan Construction Project Company		S-1/A	10.10	333-128075	7/19/06
10.8	Form of Subscription Agreement, dated as of October 3, 2006, by and between the registrant and investors listed therein		8-K/A	10.1	333-128075	10/6/06
10.9	Form of Registration Rights Agreement, dated as of October 3, 2006, by and between the registrant and investors listed therein		8-K/A	10.2	333-128075	10/6/06
10.10	Loan Contract of Current Capital, by and between Heilong Jiang Flying Crane Dairy Co., Ltd and Kedong County branch of Agricultural Development Bank of China		S-1/A	10.13	333-128075	12/6/06
10.11	RMB Loan Contract, by and between Feihe Dairy and Qiqihaer Branch of China Construction Bank Co., Ltd.		S-1/A	10.11	333-128075	12/6/06
10.12	RMB Loan Contract, by and between Feihe Dairy and Qiqihaer Branch of China Construction Bank Co., Ltd.		S-1/A	10.12	333-128075	12/6/06
10.13	Form of Dairy Contract		S-1/A	10.14	333-128075	12/6/06
10.14	Product Purchase and Sale Contract, dated as of December 26, 2005, by and between Feihe Dairy and Changxing Dairy		S-1/A	10.14	333-128075	3/19/07
10.15	Product Purchase and Sale Contract, dated as of April 26, 2004, by and between Feihe Dairy and Changxing Dairy		S-1/A	10.15	333-128075	3/19/07
10.16	Share Transference Agreement, dated as of July 1, 2006, by and between the registrant and Shanxi Li Santai Science and Technology Co., Ltd.		S-1/A	10.16	333-128075	4/17/07
10.17	Amended and Restated Notes Purchase Agreement, dated as of June 1, 2007, by and among the registrant, Leng You-Bin, Liu Hua and Citadel Equity Fund		8-K	10.1	001-32473	6/4/07
10.18	Indenture, dated as of June 1, 2007, by and between the registrant and The Bank of New York.		8-K	10.2	001-32473	6/4/07
10.19	Form of Note (attached as exhibit to the Indenture filed as Exhibit 10.19)		8-K	10.2	001-32473	6/4/07
10.20	Registration Rights Agreement		8-K	10.3	001-32473	6/4/07
10.21	Investor Rights Agreement		8-K	10.4	001-32473	6/4/07
10.22	Share Pledge Agreement		8-K	10.5	001-32473	6/4/07
10.23	Indenture, dated as of June 27, 2007, by and among the registrant, the holders listed therein and The Bank of New York		S-1/A	10.25	333-128075	6/28/07
10.24	Form of 1% Guaranteed Senior Secured Convertible Note (attached as an exhibit to the Indenture filed as exhibit 10.25)		S-1/A	10.25	333-128075	6/28/07
10.25	Form of Accession Letter		S-1/A	10.26	333-128075	6/28/07
10.26	Form of Non-Competition Agreement, by and between the registrant and each of Mr. Leng You-Bin and Roger Liu		S-1/A	10.27	333-128075	6/28/07
10.27	Joinder Agreement		S-1/A	10.28	333-128075	6/28/07
10.28	Loan Agreement, dated as of June 27, 2007, by and between the registrant and Moveup		10-Q/A	10.1	001-32473	8/22/07
10.29	Equity Purchase Agreement, dated as of August 2, 2007, by and among Moveup, Hunan Mulin Modern Food Company, Ltd., Australia Ausnutria Dairy Pty., Chen Yuanrong and Ausnutria		10-Q/A	10.2	001-32473	8/22/07

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.30	Share Subscription Agreement, dated as of August 12, 2007, by and between Moveup and Ausnutria		10-Q/A	10.3	001-32473	8/22/07
10.31	Share Subscription Agreement, by and between the registrant and Ausnutria		10-Q/A	10.4	001-32473	8/22/07
10.32	Equity Purchase Agreement, dated as of October 25, 2007, by and among Moveup, Hunan Mulin Modern Food Company, Ltd Chen Yuanrong and Ausnutria		8-K	10.1	001-32473	10/31/07
10.33	Employment Agreement, dated as of April 15, 2008 by and between the registrant and Jonathan H. Chou		8-K	10.1	001-32473	4/18/08
10.34	Supplemental Indenture, dated as of November 12, 2008, by and between the registrant and The Bank of New York Mellon, as Trustee, as amended		8-K/A	10.1	001-32473	11/21/08
10.35	Agreement Regarding 2009 Notes, dated as of November 12, 2008, by and among the registrant, Leng You-Bin and the investors named therein		8-K/A	10.2	001-32473	11/21/08
10.36	Share Pledge Agreement, dated as of November 12, 2008, by and among the registrant, Leng You-Bin and The Bank of New York, Mellon, as collateral agent		8-K/A	10.3	001-32473	11/21/08
10.37	First Amendment to Registration Rights Agreement, dated as of November 12, 2008, by and between the registrant and the investors named therein.		8-K/A	10.4	001-32473	11/21/08
10.38	Waiver Letter to Registration Rights Agreement, dated as of November 12, 2008, by and between the registrant and the investors named therein		8-K/A	10.5	001-32473	11/21/08
10.39	Form of Amended and Restated 7.75% Convertible Note due October 2, 2009		8-K/A	10.6	001-32473	11/21/08
10.40	Form of Amended and Restated Common Stock Purchase Warrant		8-K/A	10.7	001-32473	11/21/08
14.1	Code of Business Conduct and Ethics		10-KSB	14	000-27351	3/31/05
14.2	Amended and Restated Code of Business Conduct and Ethics		8-K	14	001-32473	5/12/08
16.1	Letter of HJ & Associates, L.L.C. regarding change in certifying accountant		8-K	16	000-27351	8/6/03
16.2	Letter of Weinberg & Company, regarding change in certifying accountant		8-K	16	000-27351	11/17/03
16.3	Letter of Murrell, Hall, McIntosh & Co., PLLP, regarding change in certifying accountant		8-K	16.1	001-32473	12/13/07
21.1	Subsidiaries of the registrant		10-K	21.1	001-32473	3/31/09
23.1	Consent of Grant Thornton	X
24.1	Power of Attorney (included on signature page)	X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 25, 2009	AMERICAN DAIRY, INC.

	By:	/s/ Leng You-Bin
Leng You-Bin, Chief Executive
Officer and President (Principal Executive Officer)

	By:	/s/ Jonathan H. Chou
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

/s/ Leng You-Bin	June 25, 2009
Leng You-Bin, Director, Chief Executive
Officer and President (Principal Executive Officer)

/s/ Liu Hua	June 25, 2009
Liu Hua, Director, Vice Chairman, Secretary and Treasurer

/s/ Liu Sheng-Hui	June 25, 2009
Liu Sheng-Hui, Director

/s/ Hui-Lan Lee	June 25, 2009
Hui-Lan Lee, Director

/s/ Kirk Downing	June 25, 2009
Kirk Downing, Director

/s/ James Lewis	June 25, 2009
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

/s/  GRANT THORNTON

Hong Kong
April 14, 2009

AMERICAN DAIRY, INC.
CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2008	December 31, 2007
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		11,785,408	11,057,874
Time deposit		-	8,214,002
Notes and loans receivable, net	7	1,493,245	1,285,382
Trade receivables, net	8	12,275,497	4,518,647
Due from related parties	18	265,479	115,477
Employee receivable		307,249	105,662
Advances to suppliers		24,943,046	28,051,487
Receivable from discontinuing operations	12	31,002,897	25,949,410
Inventories, net	9	52,330,333	24,696,034
Prepayments and other current assets		63,711	2,567,262
Refundable taxes		488,938	143,703
Deposit for land use right		-	6,889,251
Other receivables		4,598,359	3,853,267
Current assets of discontinuing operations	12	12,392,384	1,346,657
Total current assets		151,946,546	118,794,115

Investments:
Investment in mutual funds – available for sale	10	77,504	171,125
Investment at cost		262,611	246,420
		340,115	417,545
Property and equipment:
Property and equipment, net	13	88,289,858	52,279,168
Construction in progress	14	28,847,959	33,009,992
		117,137,817	85,289,160
Biological assets:
Immature biological assets	15	23,784,479	-
Mature biological assets, net	15	1,483,355	-
		25,267,834	-
Other assets:
Deferred tax assets	5	730,490	-
Long term notes and loans receivable	7	-	1,368,999
Prepaid leases		29,146,748	20,967,898
Goodwill	16	2,282,838	2,142,079
Deferred charges, net	17	107,396	3,328,140
Long term assets of discontinuing operations	12	31,587,018	28,270,501
Total assets		358,546,802	260,578,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Current maturities of long term debt	22	4,018,704	101,990
Convertible debt redeemable within one year	23	91,541,926	-
Notes and loans payable	18	8,055,450	8,512,446
Accounts payable		36,643,041	9,970,688
Accrued expenses	24	10,620,393	5,830,658
Income tax payable		1,185,528	18,267
Advances from customers		9,864,080	4,738,848
Due to related parties	19	1,017,399	401,560
Advances from employees	20	1,016,173	574,579
Accrued employee benefits	21	2,873,889	1,088,171
Other payable	25	19,513,681	10,413,156
Current liabilities of discontinuing operations	12	35,063,603	27,787,737
Total current liabilities		221,413,867	69,438,100

Long term debt, net of current portion	22	9,146,034	382,465
Long term tax payable	5	2,750,887	1,714,429
Convertible debt, net	23	-	55,237,771
Derivatives	23	-	50,019,300
Deferred income		8,416,492	1,580,508
Long term liability of discontinuing operations	12	395,176	-
Total liabilities		242,122,456	178,372,573

Minority interests		546,447	536,977

Shareholders’ equity
Ordinary shares (US$0.001 par value, 50,000,000 shares authorized; 17,253,907 and 16,961,768 issued and outstanding as of December 31, 2008 and 2007, respectively)	26	17,254	16,961
Additional paid-in capital	26	26,758,425	22,629,333
Ordinary share warrants	27	3,003,448	3,011,444
Statutory reserves	28	6,861,224	6,040,382
Accumulated other comprehensive income		25,146,055	12,081,467
Retained earnings		54,091,493	37,889,300
Total shareholders’ equity		115,877,899	81,668,887

Total liabilities and shareholders’ equity		358,546,802	260,578,437

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		For the years ended December 31,
	Note	2008	2007
		US$	US$

Sales		193,191,710	163,898,555

Cost of goods sold		117,180,986	91,429,949

Gross profit		76,010,724	72,468,606

Operating and administrative expenses:
Sales and marketing		50,685,804	40,739,403
General and administrative		19,046,939	13,836,171
Total operating expenses		69,732,743	54,575,574

Income from continuing operations		6,277,981	17,893,032

Other income (expenses):
Interest income		579,724	374,386
Interest and finance costs		(18,843,032)	(13,404,841)
Amortization of deferred charges	17	(657,258)	(369,794)
Registration rights penalty	23	(2,389,077)	(2,540,000)
Gain on extinguishment of debt	23	30,497,268	-
Gain (loss) on derivatives		(8,321,481)	3,279,031
Government subsidy-tax refund	5	6,810,231	8,140,145
Other income, net		182,406	135,168
Income from continuing operations before income tax expenses and minority interests		14,136,762	13,507,127

Income tax expenses	5	3,567,135	5,661,779
Net income from continuing operations before minority interests		10,569,627	7,845,348

Minority interests		(9,470)	(3,066)
Net income from continuing operations		10,560,157	7,842,282
Net income from discontinuing operations	12	6,462,878	442,111
Net income attributable to ordinary shareholders		17,023,035	8,284,393

Other comprehensive income:
Cumulative currency translation adjustments		13,169,453	9,314,690
Change in fair value of available for sale investments	10	(104,865)	-

Total comprehensive income		30,087,623	17,599,083

Earnings per ordinary share - Basic
Income from continuing operations		$0.62	$0.48
Income from discontinuing operations, net of tax		$0.38	$0.03
Net income		$1.00	$0.51
Earnings per ordinary share - Diluted
Income from continuing operations		$0.60	$0.46
Income from discontinuing operations, net of tax		$0.37	$0.02
Net income		$0.97	$0.48

Weighted average ordinary shares outstanding
Basic		16,993,390	16,327,616
Diluted		17,636,862	17,696,997

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary shares					Accumulated
	(US$0.001 par value)		Additional	Ordinary		Other		Total
	Number of	Par	Paid-in	Share	Statutory	Comprehensive	Retained	Shareholders’
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Equity
		US$	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2007	15,831,820	15,831	14,120,275	3,610,835	3,053,906	2,766,777	32,591,383	56,159,007
Warrant exercise	505,698	506	1,698,932	(599,391)	-	-	-	1,100,047
Shares issued for services	49,250	49	1,060,701	-	-	-	-	1,060,750
Shares issued for notes conversion	575,000	575	5,749,425	-	-	-	-	5,750,000
Net income	-	-	-	-	-	-	8,284,393	8,284,393
Appropriation to statutory reserves	-	-	-	-	2,986,476	-	(2,986,476)	-
Currency translation adjustments	-	-	-	-	-	9,314,690	-	9,314,690
Balance as of December 31, 2007	16,961,768	16,961	22,629,333	3,011,444	6,040,382	12,081,467	37,889,300	81,668,887
Warrant exercise	3,000	3	14,743	(7,996)	-	-	-	6,750
Shares issued for services	72,500	73	1,092,578	-	-	-	-	1,092,651
Shares issued to note holders	216,639	217	2,881,082	-	-	-	-	2,881,299
Stock compensation	-	-	140,689	-	-	-	-	140,689
Net income	-	-	-	-	-	-	17,023,035	18,698,833
Appropriation to statutory reserves	-	-	-	-	820,842	-	(820,842)	-
Currency translation adjustments	-	-	-	-	-	13,169,453	-	13,169,453
Change in fair value of available for sale investments	-	-	-	-	-	(104,865)	-	(104,865)
Balance as of December 31, 2008	17,253,907	17,254	26,758,425	3,003,448	6,861,224	25,146,055	54,091,493	115,877,899

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

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combination” (“SFAS No. 141”), goodwill represents the excess of the cost of an acquisition over the fair value of the group’s share of the net identifiable tangible and intangible assets acquired at the date of acquisition.

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

Convertible debt and embedded derivatives

The Company applies Accounting Principles Board (“APB”) Opinion No. 14,  “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”) to determine the classification of its convertible debt.  In accordance with APB 14, when convertible debt is issued and the conversion price is greater than the market value of the stock on issuance date, no value is apportioned to the conversion feature.  Therefore, convertible debt is entirely recorded in liabilities.

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

Share-based compensation

The Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which supersedes SFAS No. 123, “Accounting-Based Compensation” (“SFAS 123”) and APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the fair value recognition provisions of SFAS 123(R), the Company is required to measure the cost of employee services received in exchange for share-based compensation measured at the grant date fair value of the award.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for the Company starting January 1, 2008, and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS 157 resulted in additional disclosures being presented on assets recorded at fair value (Note 10).

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

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income from continuing operations before income taxes:

	2008	2007

Tax at Federal Statutory Rate	4,806,499	4,592,423
Deemed Dividend	0	944,741
Stock Compensation	122,971	86,045
Interest Expense	(1,127,998)	3,697,435
Gain and Loss on Debt extinguishment	(8,516,108)	0
Debt Discount	6,086,760	0
Other U.S. Permanent Differences	77,824	17,247
State Taxes	1,571	12,471
Change in Valuation Allowance	671,485	2,728,995
Foreign Rate Differential	3,749,815	(2,272,073)
Foreign Tax Holiday	(3,397,666)	(5,232,905)
Foreign Tax Surcharge	968,871	1,285,128
Others	123,111	(197,727)

	3,567,135	5,661,779

The following presents the aggregate dollar and per share effects of the Company’s tax holidays:

The aggregate dollar effect of tax holiday

	2008	2007
Aggregate dollar effect of tax holiday	(3,397,666)	(5,232,905)
Per share effect—basic	$(0.20)	$(0.32)
Per share effect—diluted	$(0.19)	$(0.30)

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

The Company has recorded a valuation allowance against all of its U.S. federal and state and PRC deferred tax assets at December 31, 2008 except for Feihe Dairy.  In accordance with FAS 109 and based on all available evidence, including the Company’s historical results and the uncertainty of predicting its future income, the valuation allowance reduces the Company’s deferred tax assets to an amount that is more likely than not to be realized.

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

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  The New EIT Law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises. The New EIT Law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential tax treatment such as a reduced tax rate or a tax holiday.  On December 26, 2007, the PRC State Council issued the Notice of the State Council Concerning Implementation of Transitional Rules for Enterprise Income Tax Incentives (“Circular 39”).  Based on Circular 39, certain specifically listed categories of enterprises which enjoyed a preferential tax rate are eligible for a graduated rate increase to 25% over the 5-year period beginning from January 1, 2008.

In 2007, all of the Company’s PRC subsidiaries in the Group were governed by the Income Tax Law of the PRC Concerning Foreign Investment and Foreign Enterprises (the “FEIT Law”) and the PRC Regulations for Enterprise Income Tax ( the “Domestic EIT Law”).  Under this regime the foreign invested enterprises (“FIE”) and domestic enterprises were generally subject to a tax rate of 33% in 2007.

Pursuant to Article 8 of the FEIT Law, a manufacturing enterprise that operates for at least 10 years was eligible to receive certain preferential tax treatments.  Moreover, a foreign invested manufacturing enterprise (“FIME”), starting from its first profitable calendar year after offset of accumulated tax losses, was entitled to a two-year exemption from enterprise income tax followed by a three year 50% reduction in its enterprise income tax rate.

Under the current tax regime in China, FIEs established prior to the promulgation of the New EIT Law have been offered a transitional policy and a grand-fathering of certain preferential tax treatments.  Thus, an enterprise that is entitled to preferential treatment in the form of enterprise income tax reduction or exemption prior to January 1, 2008 would continue to enjoy such preferential treatment until the expiration of the period.

Under the old tax regime in China, Feihe Dairy secured a combination of preferential tax treatments and government incentives in the respective jurisdictions where it conducted its manufacturing activities.  Feihe Dairy qualified for a full tax exemption of 33 percent for tax years beginning 2003 and 2004, and an 18 percent tax exemption for tax years 2005 through 2007.  In addition to the preferential tax treatment, Feihe Dairy received a tax subsidy from the local government for 100 percent of the enterprise income tax liability paid for tax years 2005 through 2009.  The tax subsidy arrangement with the local government is scheduled to expire in 2009.  Through these government incentives, Feihe Dairy received tax subsidies totaling $3.3 million and $4.4 million for the periods ended December 31, 2008 and 2007, respectively.  The tax subsidies received are recorded in “Other Income” on the Consolidated Statements of Operations and Comprehensive Income.

Under the old tax regime in China, Baiquan Dairy obtained a tax subsidy from the local government for 100 percent of the enterprise income tax liability paid for tax years 2004 through 2010.  The tax subsidy arrangement took effect in 2004.  However, Baiquan Dairy had losses for the periods ended December 31, 2008 and 2007.  Thus, Baiquan Dairy did not receive any tax subsidies during those periods.

Since Gannan Feihe, Shanxi Feihe and Langfang Feihe are considered FIMEs established prior to the promulgation of the New EIT law, they will enjoy 100% tax holidays for 2008 and 2009 and 50% tax holidays for 2010, 2011 and 2012.

The tax subsidies granted by the local government for the Company’s PRC subsidiaries may be modified or challenged by the central government or the tax authority.  If these incentives are modified, the Company may lose or significantly reduce the tax subsidy received from the local government, and will adversely affect the financial statements.

Undistributed earnings of the Company’s PRC subsidiaries amounted to approximately $88 million as of December 31, 2008.  Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.  The PRC tax authorities have clarified that dividend distributions made out of pre-January 1, 2008 retained earnings will not be subject to withholding taxes.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, there were no material changes to the liability for unrecognized tax benefits.  Upon adoption, we had recorded $1.7 million of unrecognized tax benefits (excluding interest & penalty) with an offsetting receivable for $0.9 million of which $0.8 million, when recognized, will impact the effective tax rate. At December 31, 2007, we had $2.8 million of unrecognized tax benefits (excluding interest & penalty) with an offsetting receivable for $1.5 million of which $1.3 million, when recognized, will impact the effective tax rate. These non-current income tax liabilities are recorded in other long term liabilities in the Company’s consolidated balance sheet.

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

The charge of $431,680 related to a write-off of the Company’s 2007 inventory provision, since all of the subject inventory was sold in 2008 at less than full value.

10.	INVESTMENT IN MUTUAL FUNDS – Available for sale

Investment in mutual funds is carried at fair value based on the quoted market prices of the underlying fund at December 31, 2008 and 2007.  Unrealized loss recorded for the years ended December 31, 2008 and 2007 was $104,865 and $0, respectively.

		Fair value measurement
Description	December 31,	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$	US$
Investment in mutual funds – 2008	77,504	77,504	-	-
Investment in mutual funds – 2007	171,125	171,125	-	-

11.	ADVANCES TO SUPPLIERS

Advances to suppliers consist primarily of advances for dairy cows, as well as advances for advertisements, inventories and equipment, not delivered at the balance sheet date.  The Company utilizes advances to suppliers in an effort to keep future purchasing prices stable and consistent. Advances to suppliers of Moveup are mainly advances paid to one trade agency, the key supplier from whom all goods sold by Moveup are imported, to guarantee imports.

Advanced amounts are refundable if the transaction is not completed by the other party in accordance with the terms of the contract or agreement.  No advances to suppliers were repaid in cash, and the Company has a minimal repayment history.

12.	DISCONTINUING OPERATIONS

Moveup was initially formed in October 2007 to serve as an acquisition vehicle in connection with the Company’s proposed acquisition of 100% of the outstanding equity interest in Ausnutria Dairy (Hunan) Company Ltd. (“Ausnutria”), a distributor of dairy products focused on the high-end segment of the dairy products market in the PRC.  In August 2007, an advance payment was made to Ausnutria in connection with the proposed acquisition.  The transaction did not close and the parties entered into renegotiations.

In October 2007, the Company entered into an equity purchase agreement (the “2007 EPA”) pursuant to which the Company agreed to purchase, through its subsidiary Moveup, 75% of the outstanding equity interests of Ausnutria, for consideration that included the amount of the advance payment previously made by the Company (the “2007 Transaction”).  The 2007 Transaction did not close because the sellers failed to comply with certain closing conditions under the equity purchase agreement, and the parties entered into renegotiations, including discussions regarding the Company’s proposed acquisition (directly or indirectly) of the other 25% of the outstanding equity interests of Ausnutria.  In connection with the 2007 Transaction, a deposit for investment of $28,269,857 was recorded in the financial records of Moveup as of the year ended December 31, 2007.

In November 2007, when the Company’s efforts to close the Ausnutria transaction were not successful, the Company decided to commence limited business activities using Moveup as an importer of higher-end milk powder that Ausnutria was willing to purchase and sell to its customers.  These business activities consisted of Moveup’s purchasing milk powder for its own account from a small number of third party suppliers in Australia that it selected, taking the products into its inventory, and then selling those products in arms-length transactions at market-based prices to Ausnutria, which then distributed the products in the PRC through Ausnutria’s distribution channels.

In February 2008, a further deposit payment of US$1,390,763 was made to Ausnutria Holding Co., Ltd., which indirectly owns Ausnutria, in connection with the efforts to resolve the incomplete transactions under the 2007 EPA. Although Moveup had obtained certain preliminary government approvals in connection with the proposed Ausnutria acquisition, other government approvals had not been obtained, and the sellers failed to comply with certain closing conditions under the equity purchase agreement.  The transaction did not close and the Company entered into renegotiations. At the end of December 31, 2008, a total deposit for investment of $31,586,473 was recorded in the financial records of Moveup, of which $1,925,852 of the increase was related to changes in exchange rates.

On December 16, 2008, the Company and Ausnutria’s owners entered into a letter of intent to unwind the transactions.  In considering an orderly way to do so under PRC law, the parties concluded that it would be more efficient to sell all of the business activities and operations of Moveup, rather than attempt to have the applicable government authorities cancel the approvals granted to Moveup.  Selling Moveup also provided an orderly mechanism for returning to the Company the approximately $31 million in consideration it had paid to Ausnutria in 2007 and 2008, plus an amount reflecting a settlement from Ausnutria’s owners for their failure to complete the transactions. Accordingly, Moveup is reflected in the Company’s consolidated financial statements as a discontinuing operations.  And on February 18, 2009, the Company, through its subsidiary Feihe Dairy, entered into a new equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for an aggregate consideration of approximately $43.3 million (the “2009 Transaction”).  The agreement is subject to customary representations, warranties, covenants and indemnities.  The purchase price is payable in two tranches.  The Company received approximately $11.0 million from the purchasers, including approximately $4.4 million in 2008 and approximately $6.6 million in January 2009, and the second tranche of approximately $32.3 million has been deposited into an escrow account and will be released to Feihe Dairy and Mr. Liu upon satisfaction of the closing conditions under the agreement, including completion of the application for amendment of shareholders with the local counterpart of the State Administration of Industry and Commence in Kedong County, Heilongjiang Province, China.

Moveup received advances from the Group of $31,002,897 and $25,949,410 as of December 31, 2008 and 2007, respectively. The consideration received from the sale of Moveup will be used, among other uses, to repay these intra-Group advances.

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

(2) Pledged property and equipment

The net book value of buildings and equipment pledged for borrowings were $8,008,238 and $10,063,236 as at December 31, 2008 and 2007.

14.	CONSTRUCTION IN PROGRESS

The major construction projects under construction at December 31, 2008 and 2007 were as follow:

	2008	2007
	US$	US$
Feihe Dairy processing facilities	-	498,876
Langfang Feihe production factory facilities	9,950	4,994
Gannan production factory facilities	179,937	16,313,727
Shanxi walnut processing facilities	38,622	58,979
Gannan Pasture facilities	13,381,175	7,409,610
Kedong Pasture facilities	13,745,720	7,546,838
Soybean processing facilities	1,479,131	1,161,209
Others	13,424	15,759
Total	28,847,959	33,009,992

$4,149,543 and $1,158,912 of interest expense was capitalized in construction in progress for the years ended December 31, 2008 and 2007.

15.	BIOLOGICAL ASSETS

2008
US$

Immature biological assets	23,784,479
Mature biological assets	1,490,171
Less: Accumulated depreciation	(6,816)
Net book value	25,267,834

(1) Depreciation expenses

Depreciation expense for the year ended December 31 2008 was $6,816, all of which was recorded in cost of goods sold.

(2) Pledged property and equipment

The net book value of biological assets pledged for borrowings was $19,995,659 at December 31, 2008.

(3) Capitalized interest

$1,999,630 of interest expense was capitalized in immature biological assets for the year ended December 31, 2008.

16.	GOODWILL

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

17.	DEFERRED CHARGES, NET

Deferred charges represent direct issuance costs incurred in connection with the 1% Guaranteed Senior Secured Convertible Notes due 2012 that were issued in 2007 and costs incurred in connection with the note restructuring in 2008 (Note 22(2)).  During the years ended December 31, 2008 and 2007, amortization expense was $657,258 and $369,794, respectively.

Amortization expense is estimated to be $107,396 for 2009 and $0 thereafter.

18.	NOTES AND LOANS PAYABLE

Notes and loans payable included in the consolidated balance sheets for the years ended December 31, 2008 and 2007 comprised of:

	2008	2007
	US$	US$

Note payable to a bank in the PRC, bearing interest at 7.29% per annum, secured by plant and machinery and prepaid leases, payable with interest on maturity, due on October 29, 2008	-	3,422,501

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, unsecured, payable with interest on maturity, due on December 25, 2008	-	3,422,502

Note payable to a bank in the PRC, bearing interest at 8.019% per annum, unsecured, payable with interest on maturity, due on December 5, 2008	-	1,369,000

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, unsecured, payable with interest on maturity, due on May 11, 2009	4,522,774	-

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, secured by plant and machinery, payable with interest on maturity, due on May 11, 2009	2,772,023	-

Unsecured, non-interest bearing loan payable to an unrelated party, due on demand.	442,600

Unsecured, non-interest bearing loan payable to County Finance Department, due on demand. (i)	318,053	298,443

Total	8,055,450	8,512,446

(i)  Shanxi received funding from the local County Finance Department for its construction of the production facilities in the region.  Although, no repayment terms were attached with the funds, the Company considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

None of the notes and loans payables have restrictions or covenants attached.

19.	RELATED PARTY TRANSACTIONS

Due from/to related parties included in the consolidated balance sheets for the years ended December 31, 2008 and 2007 comprised of:

	2008	2007
	US$	US$
Due from related parties:
Due from Directors of the Group	33,011	50,855
Due from related companies	232,468	64,622
Total	265,479	115,477

	2008	2007
	US$	US$
Due to related parties:
Due to Directors of the Group	33,156	129,222
Due to related companies	730,833	20,788
Loan payable to a related party	253,410	251,550
Total	1,017,399	401,560

(1) Due from/to Directors of the Group

As part of normal business operation, Directors of the Group will from time to time incur routine expenses on behalf of the Group, or receive general advances from the Group for settlement of Group expenses, such as travel, meals, and other business expenses.  The amounts advanced are settled periodically throughout the year and amounts outstanding at year end are short term in nature and due on demand. During 2008, advance to directors aggregated to $163,499 and repayments to directors aggregated to $181,343.

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

20.	ADVANCES FROM EMPLOYEES

Advances from employees represent temporary funding by employees to improve cash flow and working capital of the Company. The advances were unsecured, interest free and repayable within one year.

21.	EMPLOYEE BENEFITS

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

22.	LONG TERM DEBT

Long term debt comprised of the following as of December 31, 2008 and 2007:

	2008	2007
	US$	US$

Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by buildings and payable in monthly installments of $9,058, including interest. The Loan commenced in 2004 and matures on September 30, 2012	407,597	484,455

Loan payable to a bank in the PRC, bearing interest at 7.47%, unsecured, guaranteed by Feihe Dairy (i), and payable in installments of $2,917,919 on October 28, 2009 and $933,734 on October 28, 2010. The Loan commenced in October 29, 2008	3,851,653	-

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable on October 20, 2011. The Loan commenced on October 29, 2008	3,918,765	-

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable in installments of $3,443,144 on October 28, 2010 and $551,487 on October 28, 2011. The Loan commenced in October 29, 2008	3,994,631	-

Loan payable to local government, bearing no interest, unsecured and payable on maturity. The Loan commenced on January 29, 2008 and matures on December 31, 2009	992,092	-

	13,164,738	484,455
Less: current portion of long term debt	(4,018,704)	(101,990)
	9,146,034	382,465

(i) In connection with the purchase of long-lived fixed assets of Kedong Farms, Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on October 29, 2008 and ending on October 28, 2009.  The maximum potential future amount under the terms of the guarantee is RMB 251,510,000.

Principal payments due by year for the next five years and thereafter on long term debt are as follows:

Year ended December 31,	Future repayments
US$

2009	4,018,704
2010	4,485,570
2011	4,578,945
2012	81,519
13,164,738

None of the long term debt has restrictions or covenants attached.

23.	CONVERTIBLE DEBT, NET

Convertible debt consisted of the following as of December 31, 2008 and 2007:

	2008	2007
	US$	US$

7.75% Convertible Notes due 2009, net of discount of $467,967 and $1,091,919 at December 31, 2008 and 2007, respectively	17,732,033	17,108,081

1.00% Guaranteed Senior Secured Convertible, including guaranteed redemption accrual of $0 and $8,151,867, and note discount of $7,190,107 and $50,022,177 at December 31, 2008 and 2007, respectively	73,809,893	38,129,690

	91,541,926	55,237,771
Less: current portion	(91,541,926)	-
	-	55,237,771

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

Principal payments due are $99,200,000 in 2009 and $0 thereafter.

24.	ACCRUED EXPENSES

Accrued expenses as of December 31, 2008 and 2007 consist of the following:

	2008	2007
	US$	US$

Accrued selling expenses	6,802,837	2,889,739
Other payable	3,817,556	2,940,919
	10,620,393	5,830,658

25.	OTHER PAYABLE

Other payable as of December 31, 2008 and 2007 consists of the following:

	2008	2007
	US$	US$

Payable for property and equipment	6,358,939	4,883,238
Payable for leases	2,054,553	1,945,519
Other tax payable	4,454,081	55,428
Others	6,646,108	3,528,971
	19,513,681	10,413,156

26.	ORDINARY SHARES AND EQUITY TRANSACTIONS

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

On October 15, 2008, pursuant to the Company’s 2003 Stock Incentive Plan (the “2003 Plan”), an option to purchase 80,000 shares valued at $562,758 was granted to an employee.  As the option vests one year from date of grant, $140,689 was allocated to the year ended December 31, 2008 using the straight line method as described in Note 26(1).

On November 12, 2008, the Company issued to holders of the 2009 Notes 216,639 ordinary shares valued at $2,881,299, in connection with an agreement reached with the holders to waive claims to additional payments under the registration rights agreement relating to the 2009 Notes as described in Note 22(1).

27.	OPTION PLAN AND WARRANTS

(1)  2003 Stock Incentive Plan

Effective May 7, 2003, the Company adopted and approved its 2003 Plan, which reserved 3,000,000 ordinary shares for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies FASB 123(R) and related interpretations in accounting for the Plan. Compensation for services that a corporation receives under FASB 123(R) through share-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay.  Compensation expense for share-based compensation of $1,233,339 and $1,060,750 were recorded during the years ended December 31, 2008 and 2007 related to the Plan.

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

Information regarding the warrants outstanding at December 31, 2008 is summarized as below:

	Warrants outstanding at
	December 31, 2008
		Weighted
		Average	Weighted
		Remaining	Average
Exercise Prices	Warrants	Contractual	Exercise
US$	Outstanding	Life (years)	Price US$

1.50	184,543	0.8	1.50
2.25	610,400	0.7	2.25
14.50	251,040	3.8	14.50

	1,045,983

28.	STATUTORY RESERVES

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

29.	COMMITMENTS AND CONTINGENCIES

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

30.	SEGMENTS

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

The segment information for the reportable segments for the year ended December 31, 2008 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	193,191,710	-	-	193,191,710
Intersegment revenues	-	91,299	-	91,299
Interest revenue	254,457	5,242	320,025	579,724
Interest expenses	1,041,447	183	18,401,184	19,442,814
Depreciation and amortization	4,936,788	384,031	-	5,320,819
Income tax	3,536,373	24,939	5,823	3,567,135
Segment profit (loss)	21,266,451	(1,182,203)	7,208,685	27,292,933
Segment assets	385,536,806	89,175,716	188,428,520	663,141,042
Goodwill	2,282,838	-	-	2,282,838
Expenditures for segment assets	32,632,030	27,602,841	-	60,234,871

The segment information for the reportable segments for the year ended December 31, 2007 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	163,898,555	-	-	163,898,555
Interest revenue	202,248	-	172,138	374,386
Interest expenses	315,520	-	13,361,843	13,677,363
Depreciation and amortization	3,093,704	27,914	-	3,121,618
Income tax	5,661,779	-	-	5,661,779
Segment profit (loss)	35,037,161	(27,101)	(21,479,394)	13,530,666
Segment assets	309,060,917	31,167,333	185,816,284	526,044,534
Goodwill	2,142,079	-	-	2,142,079
Expenditures for segment assets	17,407,781	15,331,367	-	32,739,148

A reconciliation of reportable segment revenues, profit, and assets, to the Group’s totals is as follows:

	2008	2007
	US$	US$
Revenues
Total revenues for reportable segments	193,283,009	163,898,555
Elimination of intersegment revenues	(91,299)	-
Total consolidated revenues	193,191,710	163,898,555

	2008	2007
	US$	US$
Profit
Total profit for reportable segments	27,292,933	13,530,666
Elimination of dividend	(12,999,960)	-
Elimination of unrealized profit	(156,212)	(23,541)
Income from continuing operations before income taxes and minority interest	14,136,761	13,507,125

	2008	2007
	US$	US$
Assets
Total assets for reportable segments	663,141,042	526,044,534
Elimination of intercompany receivables	(222,992,769)	(176,225,649)
Elimination of investment	(125,424,661)	(118,834,065)
Elimination of unrealized profit in inventories	(156,212)	(23,541)
Total assets	314,567,400	230,961,279

A reconciliation of expenditures for segment assets is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
2008
Expenditures for Segment assets
Property and equipment	6,691,893	9,908,243	-	16,600,136
Construction in progress	25,940,137	17,694,598	-	43,634,735
	32,632,030	27,602,841	-	60,234,871

2007
Expenditures for Segment assets
Property and equipment	2,977,530	69,141	-	3,046,671
Construction in progress	14,430,251	15,262,226	-	29,692,477
	17,407,781	15,331,367		32,739,148

31.	QUARTERLY OPERATING RESULTS

For the fiscal year 2008 and 2007, quarterly operating results are summarized as follows:

	Three Months Ended (Unaudited)
Fiscal 2008	December 31	September 30	June 30	March 31
	US$	US$	US$	US$
Sales	54,487,873	49,632,365	47,633,550	41,437,922
Gross profit	29,943,570	15,649,833	15,268,241	15,149,080
Net income (loss) from continuing operations	23,361,684	(23,222,183)	3,147,375	7,273,281
Net income (loss) from discontinuing operations	2,629,513	2,199,207	1,635,934	(1,776)

Net income (loss)	25,991,197	(21,022,976)	4,783,309	7,271,505

Earnings per share - Basic
Net income (loss) from continuing operations	1.37	(1.37)	0.19	0.43
Net income from discontinuing operations	0.15	0.13	0.10	0.00

Net income (loss)	1.52	(1.24)	0.29	0.43

Earnings per share - Diluted
Net income (loss) from continuing operations	1.32	(1.37)	0.18	0.41
Net income from discontinuing operations	0.15	0.13	0.09	0.00

Net income (loss)	1.47	(1.24)	0.27	0.41

	Three Months Ended (Unaudited)
Fiscal 2007	December 31	September 30	June 30	March 31
	US$	US$	US$	US$
Sales	43,666,743	44,113,426	39,746,028	36,372,358
Gross profit	15,513,386	18,906,012	18,577,977	19,471,231
Net (loss) income from continuing operations	1,357,520	(6,874,506)	6,849,802	6,509,466
Net income from discontinuing operations	442,111	-	-	-
Net income (loss)	1,799,631	(6,874,506)	6,849,802	6,509,466

Earnings per share - Basic
Net income (loss) from continuing operations	0.08	(0.42)	0.43	0.41
Net income from discontinuing operations	0.03	-	-	-

Net income (loss)	0.11	(0.42)	0.43	0.41

Earnings per share - Diluted
Net income (loss) from continuing operations	0.08	(0.42)	0.39	0.37
Net income from discontinuing operations	0.02	-	-	-

Net income (loss)	0.10	(0.42)	0.39	0.37