Form 10-Q/A
period 2009-03-31
AMERICAN DAIRY INC
filed 2009-06-26
CIK 789868

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A, or this Amendment, in response to comments received from the Securities and Exchange Commission’s Division of Corporation Finance regarding our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the Securities and Exchange Commission on May 14, 2009, or the Original Form 10-Q.  This Amendment amends the following:

•	Part I, Item 1, Condensed Consolidated Statements of Cash Flows, which have been restated to reflect the reclassification of certain items as investing activities.
•
Part I, Item 1, Note 6, Advances to Suppliers, which has been added as a new note discussing advances to suppliers (and which also requires conforming changes throughout this Amendment to reflect changes in note numbering).

•
Part I, Item 1, Note 7, Discontinuing Operations, to clarify disclosure regarding the repayment of inter-company advances and provide further details regarding the transactions described therein and the operations of Heilongjiang Moveup Co., Limited.

•	Part I, Item 1, Note 9, Related Party Transactions, to disclose the general purposes, terms and timing of the amounts due from directors.
•	Part I, Item 1, Note 14, Other Payable, to indicate that transactions described therein are subject to government approval.
•	Part I, Item 2 under the subheading “Expansion Strategy” to discuss our expansion plans in light of our working capital deficiency.
•	Part I, Item 2 under the subheading “Ausnutria Transaction” to provide further details regarding the transactions described therein.
•	Part I, Item 2 under the subheading “Off-Balance Sheet Arrangements” to indicate that we do not have any off-balance sheet arrangements.
•	Part I, Item 2 under the subheading “Critical Accounting Policies” to expand the disclosure regarding specific areas of uncertainty in our use of estimates.
•
Part I, Item 2 under the subheading “Remediation Plan” to indicate the aggregate amount we have spent on remediation measures and when we expect our material weaknesses to be fully remediated, with a conforming amendment to the related risk factor in Part II, Item 1A.

We have also corrected certain minor grammatical or typographical errors throughout this Amendment.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment under Part II, Item 6.

For convenience, we have repeated the Original Form 10-Q in its entirety.  Except for the changes contained in this Amendment that are noted above, this Amendment continues to speak as of the date of the Original Form 10-Q, does not reflect any subsequent information or events, and does not modify, amend or update in any way any other item or disclosure in the Original Form 10-Q.  All references in this Amendment to this report, this Quarterly Report, or this Quarterly Report on Form 10-Q refer to the text of the Original Form 10-Q which has been included in this Amendment.

AMERICAN DAIRY, INC.

FORM 10-Q/A

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

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2009	2008
	US$	US$
	(restated)
Cash flows from operating activities:
Net income before minority interests	27,760,635	7,284,684
Less: Net (income) loss from discontinuing operations	(3,214)	1,776
Net income from continuing operations	27,757,421	7,286,460
Adjustments to reconcile net income to operating activities:
Depreciation of property and equipment	1,237,308	896,281
Depreciation of biological assets	163,480	-
Amortization of prepaid leases	156,402	101,659
Amortization of deferred income	(3,438)	(3,281)
Loss on biological assets	362,859	-
Provision for losses on receivables	2,178,246	12,749
Provision for losses on inventories	543,210	-
Compensation expense for option awards	140,689	-
Interest expense from accrual of guaranteed redemption value	-	3,538,133
Interest expense from amortization of note discounts	2,363,409	1,806,844
Gain on derivatives	-	(9,000,786)
Amortization of deferred charges	33,914	184,897
Changes in assets and liabilities:
Decrease (increase) in trade receivables, net	469,235	(1,848,382)
Increase in due from related parties	(1,637,222)	(264,490)
Increase in employee receivable	(289,277)	(323,385)
Decrease (increase) in inventories, net	4,943,580	(6,380,873)
Increase in advances to suppliers	(2,112,613)	(5,100,613)
(Increase) decrease in prepayments and other assets	(26,065)	2,359,737
Decrease (increase) in refundable taxes	197,617	(1,556,348)
Decrease in other receivable	3,171,219	532,639
Increase in deferred tax assets	-	(53,629)
(Decrease) increase in accounts payable and accrued expenses	(4,624,132)	8,004,825
Increase in income taxes payable	2,123,570	1,611,221
Decrease in advances from customers	(3,604,155)	(1,617,405)
(Decrease) increase in due to related parties	(679,188)	43,155
(Decrease) increase in advances from employees	(531,914)	63,383
Increase (decrease) in other payable	9,898,293	(2,098,718)
Increase in long term tax payable	1,404,047	223,242
Net cash provided by (used in) continuing operations	43,636,495	(1,582,685)
Discontinuing operations	(10,507)	(462,219)
Net cash provided by (used in) operating activities	43,625,988	(2,044,904)

Cash flows from investing activities:
Purchase of property and equipment	(11,868,265)	(2,034,162)
Purchase and capitalized costs of biological assets	(1,983,224)	(4,865,259)
Decrease (increase) in short term notes and loans receivable	1,493,245	(1,708,866)
Decrease in time deposit	-	8,446,778
Deposit for Longjiang Acquisition	(2,193,560)	-
Deposit for disposal of a subsidiary	6,573,566	-
Proceeds from disposal of biological assets	59,908	-
Net cash used in continuing operations	(7,918,330)	(161,509)
Discontinuing operations	-	(1,390,763)
Net cash used in investing activities	(7,918,330)	(1,552,272)

Cash flows from financing activities:
Proceeds from short term notes and loans payable	5,846,458	-
Proceeds from long term debt	3,848,402	944,182
Repayment of long term debt	-	(17,705)
Repayment of short term debt	(4,333,333)	-
Warrant exercise	-	6,750
Net cash provided by continuing operations	5,361,527	933,227
Discontinuing operations	-	-
Net cash provided by financing activities	5,361,527	933,227

Effect of exchange rate changes on cash	1,257,943	2,637,829
Net decrease in cash from discontinuing operations	(13,721)	(1,851,206)

Net increase (decrease) in cash and cash equivalents	42,327,126	(26,120)
Cash and cash equivalents, beginning of period	11,785,408	11,057,874
Cash and cash equivalents, end of period	54,112,534	11,031,754

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	(1,930,064)	(1,023,600)
Cash received during the period for tax refund	1,930,064	1,510,986
Interest paid during the period	(429,606)	(159,492)

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

2.           RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements that is presented separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 resulted in the reclassification of minority interest into equity.

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

6.           ADVANCES TO SUPPLIERS

Advances to suppliers consist primarily of advances for dairy cows, as well as advances for advertisements, inventories and equipment, not delivered at the balance sheet date.  The Company utilizes advances to suppliers in an effort to keep future purchasing prices stable and consistent. Advances to suppliers of Heilongjiang Moveup Co., Limited (“Moveup”) are mainly advances paid to one trade agency, the key supplier from whom all goods sold by Moveup are imported, to guarantee imports.

Advanced amounts are refundable if the transaction is not completed by the other party in accordance with the terms of the contract or agreement.  No advances to suppliers were repaid in cash, and the Company has a minimal repayment history.

7.           DISCONTINUING OPERATIONS

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

In February 2008, we made a deposit payment of approximately $1.4 million to Ausnutria Holding Co., Ltd., which indirectly owns Ausnutria, in connection with our efforts to resolve the incomplete transactions in 2007. Although Moveup had obtained certain preliminary government approvals in connection with the proposed Ausnutria acquisition, other government approvals had not been obtained, and the sellers failed to comply with certain closing conditions under the equity purchase agreement. The transaction did not close and we entered into renegotiations.  In connection with this transaction, a total deposit for investment of $31,626,154 and $31,586,473 was recorded in the financial records of Moveup as of March 31, 2009 and December 31, 2008, respectively.

On December 16, 2008, the Group and Ausnutria’s owners entered into a letter of intent to unwind the transactions.  In considering an orderly way to do so under PRC law, the parties concluded that it would be more efficient to sell all of the business activities and operations of Moveup, rather than attempt to have the applicable government authorities cancel the approvals granted to Moveup.  Selling Moveup also provided an orderly mechanism for returning to the Group the approximately $31 million in consideration it had paid to Ausnutria in 2007 and 2008, plus an amount reflecting a settlement from Ausnutria’s owners for their failure to complete the transactions. Accordingly, the prior transactions to acquire Ausnutria were effectively cancelled and Moveup is reflected in the Company’s consolidated financial statements as discontinuing operations. On February 18, 2009, the Company, through its subsidiary Heilongjiang Feihe Dairy Co., Limited, or Feihe Dairy, entered into a new equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, one of the Company's directors and Vice President of Feihe Dairy, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for an aggregate consideration of approximately $43.3 million (the “2009 Transaction”).  The agreement is subject to customary representations, warranties, covenants and indemnities.  The purchase price is payable in two tranches.  The Company received approximately $11.0 million from the purchasers, including approximately $4.4 million in 2008 and approximately $6.6 million in January 2009, and the second tranche of approximately $32.3 million was deposited into an escrow account to be released to Feihe Dairy and Mr. Liu upon satisfaction of the closing conditions under the agreement, including completion of the application for amendment of shareholders with the local counterpart of the State Administration of Industry and Commence in Kedong County, Heilongjiang Province, China. In May 2009, the second tranche of approximately $32.3 million was released to Feihe Dairy and Mr. Liu.

Moveup received advances from the Group of $31,041,845 and $31,002,897 as of March 31, 2009 and December 31, 2008, respectively. The consideration received from the sale Moveup will be used, among other uses, to repay these intra-Group advances.

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

8 .           NOTES AND LOANS PAYABLE

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

Due from/to Directors of the Group

As part of normal business operation, directors of the Group will from time to time incur routine expenses on behalf of the Group, or receive general advances from the Group for settlement of Group expenses, such as travel, meals, and other business expenses.  The amounts advanced are settled periodically throughout the period and amounts outstanding at period end are short term in nature and due on demand. During the three month period ending March 31, 2009, advances to directors aggregated to $49,896 and repayments from directors aggregated to $11,671.

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

12.           ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

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

13.           ACCRUED EXPENSES

Accrued expenses as of March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008
	US$	US$

Accrued selling expenses	10,097,400	6,802,837
Other accrued expenses	4,047,768	3,817,556
	14,145,168	10,620,393

14.           OTHER PAYABLE

Other payable as of March 31, 2009 and December 31, 2008 consists of the following:

	March 31, 2009	December 31, 2008
	US$	US$

Payable for property and equipment	5,618,178	6,358,939
Payable for leases	2,058,984	2,054,553
Other tax payable	12,323,044	4,454,081
Advance from local government	2,191,189	-
Others	6,950,537	6,646,108
Total	29,141,932	19,513,681

Pending Longjiang Feihe Acquisition
In January 2009, the Company’s subsidiary Gannan Flying Crane Dairy Products Co., Limited (“Gannan Feihe”) entered into a letter of intent with Heilongjiang Xin Tian Dairy Co., Ltd., (“Xin Tian”) to acquire Xin Tian’s dairy processing plant located in Longjiang County, Heilongjiang Province, China, (“Longjiang Feihe”) for approximately $4.4 million, payable in three tranches.  Approximately $2.2 million was paid on January 12, 2009.  The second payment in the amount of approximately $1.1 million is due on or before June 30, 2009 and the remaining amount of approximately $1.1 million is due on or before December 31, 2009.  The transaction is subject to government approval. As of May 12, 2009, the acquisition had not been finalized and no transfer of assets, other than the payment made on January 12, 2009, had taken place.

In January 2009, Gannan Feihe entered into an agreement with the Government of Longjiang County, Heilongjiang Province, China, to provide subsidy support, subject to certain provisions, to Gannan Feihe for its planned acquisition of Longjiang Feihe.  The transaction is subject to government approval. The agreement provides that Gannan Feihe will receive aggregate subsidies of approximately $4.4 million, payable in three tranches.  Gannan Feihe received approximately $2.2 million on January 9, 2009, the second payment in the amount of approximately $1.1 million is due on or before June 30, 2009 and the remaining amount of approximately $1.1 million is due on or before December 31, 2009.

15.           ORDINARY SHARES AND EQUITY TRANSACTIONS

During the three months ended March 31, 2009, the Company had the following stock transactions:

The Company recorded $140,689 of share-based compensation expense in connection with an option to purchase 80,000 shares valued at $562,758 granted to an employee on October 15, 2008.

16.           OPTION PLAN AND WARRANTS

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

18.           SEGMENTS

The segment information for the reportable segments for the three months ended March 31, 2009 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	113,821,847	-	-	113,821,847
Goodwill	2,285,706	-	-	2,285,706
Segment income tax	3,673,962	-	155,386	3,829,348
Segment profit	35,080,733	(613,861)	4,619,856	39,086,728
Segment assets	521,933,663	105,471,223	188,442,540	815,847,426

The segment information for the reportable segments for the three months ended March 31, 2008 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	41,437,922	-	-	41,437,922
Segment income tax	1,772,076	-	-	1,772,076
Segment profit	5,831,210	209,242	3,018,084	9,058,536

A reconciliation of reportable segment profit and assets to the Group’s totals is as follows:

	Three months ended March 31,
	2009	2008
Profit	US$	US$

Total profit for reportable segments	39,086,728	9,058,536
Elimination of dividend	(7,499,959)	-
Income from operations before income taxes and minority interest	31,586,769	9,058,536

March 31, 2009
Assets	US$
Total assets for reportable segments	815,847,426
Total assets of discontinuing operations	41,181,033
Elimination of investment	(125,451,497)
Elimination of intercompany receivables	(328,470,331)
Total consolidated assets	403,106,631

19.           ADJUSTMENTS TO PREVIOUSLY REPORTED FINANCIAL STATEMENTS

The condensed consolidated statements of cash flows for the three month period ended March 31, 2009 was restated to present the deposit for Longjiang Acquisition and deposit for disposal of a subsidiary as investing activities in accordance with guidance in SFAS No. 95, “Statement of Cash Flows.”  The following financial statement line items for the three month period ended March 31, 2009 were affected by the restatement:

Condensed Consolidated Statements of Cash Flows for the three month period ended March 31, 2009	As Originally Reported	As Adjusted	Effect of Change

Cash flows from operating activities:
Net cash provided by continuing operations	48,016,501	43,636,495	(4,380,006)
Net cash provided by operating activities	48,005,994	43,625,988	(4,380,006)

Cash flows from investing activities:
Net cash used in continuing operations	(12,298,336)	(7,918,330)	4,380,006
Net cash used in investing activities	(12,298,336)	(7,918,330)	4,380,006

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

On June 24, 2009, our management, in consultation with our Audit Committee, concluded that our previously filed unaudited condensed consolidated statements of cash flows for the three month period ended March 31, 2009 classified certain items as operating activities that should have been classified as investing activities and, accordingly, that such financial statements should be restated and should no longer be relied upon. Accordingly, the unaudited condensed consolidated statements of cash flows contained herein have been revised to reflect the reclassification of certain items as investing activities.

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

Our summary cash flow information is as follows:

	Three months ended March 31
Net cash (used in) provided by:	2009	2008
	($ in thousands)
Operating activities	43,626	(2,045)
Investing activities	(7,918)	(1,552)
Financing activities	5,361	933

Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities increased approximately $45.6 million, from net cash used in operating activities of approximately $2.0 million in the three month period ended March 31, 2008 to net cash provided by operating activities of approximately $43.6 million in the three month period ended March 31, 2009.  This increase was primarily attributable to an increase in net income from continuing operations of approximately $20.5 million, a decrease in trade receivables of approximately $2.3 million, a decrease in inventory of approximately $11.3 million, a decrease in advance to supplier of approximately $3.0 million, an increase in provision for losses on receivables of approximately $2.2 million, a decrease in gain on derivatives of approximately $9 million, an increase in income tax payable of approximately $0.5 million, and an increase in other payable of approximately $12 million. This increase was offset in part by an increase in prepayments and other assets of approximately $2.4 million, a decrease in accounts payable and accrued expenses of approximately $12.6 million, a decrease in interest expense from accrual of guaranteed redemption value of approximately $3.5 million, an increase in due from related parties of approximately $1.4 million and a decrease in advances from customers of approximately $2.0 million.

Net Cash Used in Investing Activities
Net cash used in investing activities increased approximately $6.3 million, from net cashed used in investing activities of approximately $1.6 million in the three month period ended March 31, 2008 to net cash used in investing activities of approximately $7.9 million in the three month period ended March 31, 2009.  This increase was primarily attributable to an increase of approximately $9.8 million in purchase of property and equipment. This increase was offset in part by an increase in cash related to discontinuing operations of approximately $1.4 million, an increase in deposit for disposal of a subsidiary of approximately $6.6 million, a decrease in deposit for Longjiang Acquisition of approximately $2.2 million, a decrease in purchase of biological assets of approximately $2.9 million and a decrease in short term notes and loans receivable of approximately $3.2 million.  Net cash used in investing activities primarily relates to our bank account and other cash management vehicles and expenditures associated with our construction and acquisition of new facilities.

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

Other Factors Affecting our Liquidity and Capital Resources

Expansion Strategy
We believe the market for dairy products in China is growing rapidly, including the market for high quality dairy products.  Our growth strategy involves capturing as much of this market as possible during this rapid growth phase.  To implement this strategy we plan to expand our production capabilities by investing in world-class production processes, to enhance our distribution capabilities into first-tier PRC markets, to strengthen our premium quality brand awareness, and to strategically align sourcing, production and distribution by region.  Our expansion strategy will require the continued retention and investment of our earnings from operations and, we believe, additional funding from private debt and equity financing.  In general, the commitment of funds to the acquisition or construction of plant and equipment tends to impair liquidity.  However, we believe that because of the upward trend in our revenues in recent years, even if this trend levels off, our income from operations coupled with such additional financing should provide sufficient liquidity to meet our needs.  Although as of March 31, 2009 we had a working capital deficit of approximately $41.7 million primarily attributable to our agreement to repurchase our 2012 Notes, we believe our cash and cash equivalents are or will be adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months. Our working capital deficit decreased by approximately $27.8 million from December 31, 2008 to March 31, 2009, driven primarily by increased sales of our products. In the event of an unanticipated shortfall, we have access to a line of credit with China Construction Bank and other Chinese banks to fund our operations.  We have credit facilities in place with an aggregate limit of approximately $9.0 million provided by three branches of China Construction Bank.

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

In February 2008, we made a deposit payment of approximately $1.4 million to Ausnutria Holding Co., Ltd., which indirectly owns Ausnutria, in connection with our efforts to resolve the incomplete transactions in 2007. Although Moveup had obtained certain preliminary government approvals in connection with the proposed Ausnutria acquisition, other government approvals had not been obtained, and the sellers failed to comply with certain closing conditions under the equity purchase agreement. The transaction did not close and we entered into renegotiations.  In connection with this transaction, total deposit for investment of $31,626,154 and $31,586,473 was recorded in the financial records of Moveup as of March 31, 2009 and December 31, 2008, respectively.

On December 16, 2008, we and Ausnutria’s owners entered into a letter of intent to unwind the transactions.  In considering an orderly way to do so under PRC law, the parties concluded that it would be more efficient to sell all of the business activities and operations of Moveup, rather than attempt to have the applicable government authorities cancel the approvals granted to Moveup.  Selling Moveup also provided an orderly mechanism for returning to us the approximately $31 million in consideration we had paid to Ausnutria in 2007 and 2008, plus an amount reflecting a settlement from Ausnutria’s owners for their failure to complete the transactions. Accordingly, the prior transactions to acquire Ausnutria were effectively cancelled and Moveup is reflected in our consolidated financial statements as discontinuing operations.  On February 18, 2009, we, through our subsidiary Heilongjiang Feihe Dairy Co., Limited, or Feihe Dairy, entered into a new equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, one of our directors and Vice President of Finance of Feihe Dairy, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for aggregate consideration of approximately $43.3 million.  The agreement is subject to customary representations, warranties, covenants and indemnities.  The purchase price is payable in two tranches.  We received approximately $11.0 million from the purchasers, including approximately $4.4 million in 2008 and approximately $6.6 million in January 2009, and the second tranche of approximately $32.3 million was deposited into an escrow account to be released to Feihe Dairy and Mr. Liu upon satisfaction of the closing conditions under the agreement, including completion of the application for amendment of shareholders with the local counterpart of the State Administration of Industry and Commence in Kedong County, Heilongjiang Province, China.  In May 2009, the second tranche of approximately $32.3 million was released to Feihe Dairy and Mr. Liu.

Pending Longjiang Feihe Acquisition
In January 2009, our subsidiary Gannan Flying Crane Dairy Products Co., Limited, or Gannan Feihe, entered into a letter of intent with Heilongjiang Xin Tian Dairy Co., Ltd., or Xin Tian, to acquire Xin Tian’s dairy processing plant located in Longjiang County, Heilongjiang Province, China, or Longjiang Feihe, for approximately $4.4 million, payable in three tranches.  Approximately $2.2 million was paid on January 12, 2009.  The second payment in the amount of approximately $1.1 million is due on or before June 30, 2009 and the remaining amount of approximately $1.1 million is due on or before December 31, 2009.  The transaction is subject to government approval. As of May 12, 2009, the acquisition had not been finalized and no transfer of assets, other than the payment made on January 12, 2009, had taken place.

In January 2009, Gannan Feihe entered into an agreement with the Government of Longjiang County, Heilongjiang Province, China, to provide subsidy support, subject to certain provisions, to Gannan Feihe for its planned acquisition of Longjiang Feihe.  The transaction is subject to government approval. The agreement provides that we will receive aggregate subsidies of approximately $4.4 million, payable in three tranches.  We received approximately $2.2 million on January 9, 2009, the second payment in the amount of approximately $1.1 million is due on or before June 30, 2009 and the remaining amount of approximately $1.1 million is due on or before December 31, 2009.

Off-Balance Sheet Arrangements

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

Estimate of the useful lives of property and equipment and biological assets – We must estimate the useful lives and residual values of our property and equipment and biological assets. We must also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the three month period ended March 31, 2009 and the year ended December 31, 2008.

Inventory – We value inventories at the lower of cost or market value.  We determine the cost of inventories using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition.  We must determine whether we have any excessive, slow moving, obsolete or impaired inventory.  We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions.  We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value.  If actual market conditions change, additional provisions may be required.  In addition, we may write off some provisions if we later sell some of the subject inventory. As a result of these reviews, we increased our estimated reserve for obsolescence by $543,210 for the three months ended March 31, 2009 and reduced it by $217,045 for the year ended December 31, 2008.

Goodwill – We must test goodwill annually for impairment or more frequently if events or changes in circumstances indicate that it might be impaired. We perform impairment tests at the reporting unit level to identify potential goodwill impairment.  We recognize a goodwill impairment loss in our statements of operations and comprehensive income when the carrying amount of goodwill exceeds its implied fair value.  We perform the impairment test at the end of the fourth quarter each year.  As a result of this impairment testing, we recognized no impairment loss for the year ended December 31, 2008.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed. Revenue is shown net of sales returns, which amounted to less than 0.5% and 0.02% of total sales for the three months ended March 31, 2009 and year ended December 31, 2008, repectively, and net of sales rebates, which is determined based on our distributors’ sales volumes.

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

o
Financial statement review procedures – We did not establish review procedures and retain qualified personnel to ensure the financial statements were prepared in compliance with GAAP and SEC disclosure requirements, including the proper classification of cash flow items.  In addition, we did not adequately review GAAP adjustment procedures, our disclosure reporting process and our consolidated financial statements preparation processes.

o
Accounting treatment for routine and non-routine transactions – We did not effectively and timely assess the accounting treatment for transactions, including sales, purchases, inventory, taxation, acquisition and disposition of assets, asset valuations and capital assets.

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

We are at risk of being subject to securities litigation, including possible enforcement action or class action lawsuits.  Following notification by the SEC in 2007 of an informal investigation related to our former independent registered public accountants, we dismissed our former auditors, sued our former auditors, engaged new independent registered public accountants, commenced a re-audit of historical financial statements, and restated our financial statements as of and for our fiscal years ended December 31, 2005 and 2006.  Accordingly, we were unable to file Exchange Act reports for 2007 and 2008 in a timely manner.  In addition, we have restated our quarterly financial statements for the quarter ended March 31, 2009 to reclassify certain items from operating activities to investing activities. Securities class action litigation has often been brought against companies who have been unable to provide current public information or who have restated previously filed financial statements.  Such litigation is complex and could result in substantial costs, divert management’s attention and resources, and seriously harm our business, financial condition and results of operations.

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

American Dairy, Inc.

Date: June 25, 2009	By:	/s/ Leng You-Bin
Leng You-Bin Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Jonathan H. Chou,
Jonathan H. Chou Chief Financial Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X