Form 10-K/A
period 2008-12-31
AMERICAN DAIRY INC
filed 2009-07-24
CIK 789868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

ii

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A (this “Amendment 2”) to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2009 (the “Form 10-K”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on June 26, 2009 (“Amendment 1,” and collectively with the Form 10-K, the “Original Filing”), solely to correct note 31 to the audited financial statements included in the Original Filing, which had reflected the effects of discontinuing operations cumulatively in the fourth quarter rather than allocating them to the proper quarterly periods in 2008.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment 2 under Item 15 of Part IV.

For convenience, we have repeated the Original Filing in its entirety with the changes noted above.  No other changes have been made to the Original Filing, which continues to speak as of the date of the filing of the Original Filing, does not reflect any subsequent information or events, and does not modify, amend or update in any way any other item or disclosure in the Original Filing.  Accordingly, this Amendment 2 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements
The financial statements required by this item are included herein:

Exhibits
The following exhibits are filed as a part of this Annual Report.

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
2	Stock Exchange Agreement, dated as of January 15, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc.		8-K	2.1	000-27351	1/21/03
2.1	Amendment to Stock Exchange Agreement, dated as of March 5, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc		8-K/A	2.2	000-27351	3/5/03
3.1	Articles of Incorporation		10-SB	1	000-27351	9/16/99
3.2	Amendment to Articles of Incorporation		10-KSB/A	3.2	000-27351	5/25/04
3.3	Bylaws		10-SB	2	000-27351	9/16/99
4.1	Private Placement Memorandum, together with subscription documents, dated as of June 30, 2003		S-1/A	4.1	333-128075	10/6/06
4.2	Private Placement Memorandum, together with subscription documents, dated as of April 26, 2004		S-1/A	4.2	333-128075	10/6/06
4.3	Private Placement Memorandum, together with subscription documents, dated as of June 30, 2004		S-1/A	4.3	333-128075	10/6/06
4.4	Series A Convertible Note, maturity date April 26, 2006		10-QSB	10.1	001-32473	8/15/05
4.5	Series B Convertible Note, maturity date June 30, 2007		10-QSB	10.2	001-32473	8/15/05
4.6	Series B Convertible Note, maturity date August 13, 2007		10-Q	10.5	001-32473	11/14/05
4.7	Form of 7.75% Convertible Note		8-K/A	4.1	001-32473	10/6/06
4.8	Form of Common Stock Purchase Warrant		8-K/A	4.2	001-32473	10/6/06
10.1	Consulting Agreement, dated as of March 28, 2003, by and between the registrant and Danbury Properties, L.L.C.		10-KSB	10.3	000-27351	4/05/04
10.2	Stock Purchase Agreement, dated as of March 28, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc		10-KSB	10.4	000-27351	4/15/04
10.3	Joint Venture Agreement to organize Beijing Feihe		10-QSB	10.1	000-27351	5/17/04
10.4	2003 Stock Incentive Plan		S-8	10	333-123932	4/7/05
10.5	Asset Purchase Agreement, dated as of May 20, 2005, by and between the registrant and Nutricia Nutritionals Col, Ltd.		8-K	10.1	001-32473	5/26/05

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.6	RMB Loan Contract, dated as of June 24th, 2005, by and between Feihe Dairy and Qiqihaer Branch of China Construction Bank Co., Ltd.		S-1/A	10.9	333-128075	7/19/06
10.7	Construction Contract by and between Shanxi Feihe and Changzhi subsidiary company of Henan Construction Project Company		S-1/A	10.10	333-128075	7/19/06
10.8	Form of Subscription Agreement, dated as of October 3, 2006, by and between the registrant and investors listed therein		8-K/A	10.1	333-128075	10/6/06
10.9	Form of Registration Rights Agreement, dated as of October 3, 2006, by and between the registrant and investors listed therein		8-K/A	10.2	333-128075	10/6/06
10.10	Loan Contract of Current Capital, by and between Heilong Jiang Flying Crane Dairy Co., Ltd and Kedong County branch of Agricultural Development Bank of China		S-1/A	10.13	333-128075	12/6/06
10.11	RMB Loan Contract, by and between Feihe Dairy and Qiqihaer Branch of China Construction Bank Co., Ltd.		S-1/A	10.11	333-128075	12/6/06
10.12	RMB Loan Contract, by and between Feihe Dairy and Qiqihaer Branch of China Construction Bank Co., Ltd.		S-1/A	10.12	333-128075	12/6/06
10.13	Form of Dairy Contract		S-1/A	10.14	333-128075	12/6/06
10.14	Product Purchase and Sale Contract, dated as of December 26, 2005, by and between Feihe Dairy and Changxing Dairy		S-1/A	10.14	333-128075	3/19/07
10.15	Product Purchase and Sale Contract, dated as of April 26, 2004, by and between Feihe Dairy and Changxing Dairy		S-1/A	10.15	333-128075	3/19/07
10.16	Share Transference Agreement, dated as of July 1, 2006, by and between the registrant and Shanxi Li Santai Science and Technology Co., Ltd.		S-1/A	10.16	333-128075	4/17/07
10.17	Amended and Restated Notes Purchase Agreement, dated as of June 1, 2007, by and among the registrant, Leng You-Bin, Liu Hua and Citadel Equity Fund		8-K	10.1	001-32473	6/4/07
10.18	Indenture, dated as of June 1, 2007, by and between the registrant and The Bank of New York.		8-K	10.2	001-32473	6/4/07
10.19	Form of Note (attached as exhibit to the Indenture filed as Exhibit 10.19)		8-K	10.2	001-32473	6/4/07
10.20	Registration Rights Agreement		8-K	10.3	001-32473	6/4/07
10.21	Investor Rights Agreement		8-K	10.4	001-32473	6/4/07
10.22	Share Pledge Agreement		8-K	10.5	001-32473	6/4/07
10.23	Indenture, dated as of June 27, 2007, by and among the registrant, the holders listed therein and The Bank of New York		S-1/A	10.25	333-128075	6/28/07
10.24	Form of 1% Guaranteed Senior Secured Convertible Note (attached as an exhibit to the Indenture filed as exhibit 10.25)		S-1/A	10.25	333-128075	6/28/07
10.25	Form of Accession Letter		S-1/A	10.26	333-128075	6/28/07
10.26	Form of Non-Competition Agreement, by and between the registrant and each of Mr. Leng You-Bin and Roger Liu		S-1/A	10.27	333-128075	6/28/07
10.27	Joinder Agreement		S-1/A	10.28	333-128075	6/28/07
10.28	Loan Agreement, dated as of June 27, 2007, by and between the registrant and Moveup		10-Q/A	10.1	001-32473	8/22/07
10.29	Equity Purchase Agreement, dated as of August 2, 2007, by and among Moveup, Hunan Mulin Modern Food Company, Ltd., Australia Ausnutria Dairy Pty., Chen Yuanrong and Ausnutria		10-Q/A	10.2	001-32473	8/22/07

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.30	Share Subscription Agreement, dated as of August 12, 2007, by and between Moveup and Ausnutria		10-Q/A	10.3	001-32473	8/22/07
10.31	Share Subscription Agreement, by and between the registrant and Ausnutria		10-Q/A	10.4	001-32473	8/22/07
10.32	Equity Purchase Agreement, dated as of October 25, 2007, by and among Moveup, Hunan Mulin Modern Food Company, Ltd Chen Yuanrong and Ausnutria		8-K	10.1	001-32473	10/31/07
10.33	Employment Agreement, dated as of April 15, 2008 by and between the registrant and Jonathan H. Chou		8-K	10.1	001-32473	4/18/08
10.34	Supplemental Indenture, dated as of November 12, 2008, by and between the registrant and The Bank of New York Mellon, as Trustee, as amended		8-K/A	10.1	001-32473	11/21/08
10.35	Agreement Regarding 2009 Notes, dated as of November 12, 2008, by and among the registrant, Leng You-Bin and the investors named therein		8-K/A	10.2	001-32473	11/21/08
10.36	Share Pledge Agreement, dated as of November 12, 2008, by and among the registrant, Leng You-Bin and The Bank of New York, Mellon, as collateral agent		8-K/A	10.3	001-32473	11/21/08
10.37	First Amendment to Registration Rights Agreement, dated as of November 12, 2008, by and between the registrant and the investors named therein.		8-K/A	10.4	001-32473	11/21/08
10.38	Waiver Letter to Registration Rights Agreement, dated as of November 12, 2008, by and between the registrant and the investors named therein		8-K/A	10.5	001-32473	11/21/08
10.39	Form of Amended and Restated 7.75% Convertible Note due October 2, 2009		8-K/A	10.6	001-32473	11/21/08
10.40	Form of Amended and Restated Common Stock Purchase Warrant		8-K/A	10.7	001-32473	11/21/08
14.1	Code of Business Conduct and Ethics		10-KSB	14	000-27351	3/31/05
14.2	Amended and Restated Code of Business Conduct and Ethics		8-K	14	001-32473	5/12/08
16.1	Letter of HJ & Associates, L.L.C. regarding change in certifying accountant		8-K	16	000-27351	8/6/03
16.2	Letter of Weinberg & Company, regarding change in certifying accountant		8-K	16	000-27351	11/17/03
16.3	Letter of Murrell, Hall, McIntosh & Co., PLLP, regarding change in certifying accountant		8-K	16.1	001-32473	12/13/07
21.1	Subsidiaries of the registrant		10-K	21.1	001-32473	3/31/09
23.1	Consent of Grant Thornton	X
24.1	Power of Attorney (included on signature page)		10-K/A	24.1	001-32473	6/26/09
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 24, 2009	AMERICAN DAIRY, INC.

	By:	/s/ Leng You-Bin
Leng You-Bin, Chief Executive
Officer and President (Principal Executive Officer)

	By:	/s/ Jonathan H. Chou
Jonathan H. Chou, Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ Leng You-Bin	July 24, 2009
Leng You-Bin, Director, Chief Executive
Officer and President (Principal Executive Officer)

/s/ Liu Hua	July 24, 2009
Liu Hua, Director, Vice Chairman, Secretary and Treasurer

/s/ Liu Sheng-Hui	July 24, 2009
Liu Sheng-Hui, Director

/s/ Hui-Lan Lee*	July 24, 2009
Hui-Lan Lee, Director

/s/ Kirk Downing*	July 24, 2009
Kirk Downing, Director

/s/ James Lewis*	July 24, 2009
James Lewis, Director

* By:	/s/ Leng You-Bin
Leng You-Bin, Attorney-in-Fact

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

The segment information for the reportable segments for the year ended December 31, 2008 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	193,191,710	-	-	193,191,710
Intersegment revenues	-	91,299	-	91,299
Interest revenue	254,457	5,242	320,025	579,724
Interest expenses	1,041,447	183	18,401,184	19,442,814
Depreciation and amortization	4,936,788	384,031	-	5,320,819
Income tax	3,536,373	24,939	5,823	3,567,135
Segment profit (loss)	21,266,451	(1,182,203)	7,208,685	27,292,933
Segment assets	385,536,806	89,175,716	188,428,520	663,141,042
Goodwill	2,282,838	-	-	2,282,838
Expenditures for segment assets	32,632,030	27,602,841	-	60,234,871

The segment information for the reportable segments for the year ended December 31, 2007 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	163,898,555	-	-	163,898,555
Interest revenue	202,248	-	172,138	374,386
Interest expenses	315,520	-	13,361,843	13,677,363
Depreciation and amortization	3,093,704	27,914	-	3,121,618
Income tax	5,661,779	-	-	5,661,779
Segment profit (loss)	35,037,161	(27,101)	(21,479,394)	13,530,666
Segment assets	309,060,917	31,167,333	185,816,284	526,044,534
Goodwill	2,142,079	-	-	2,142,079
Expenditures for segment assets	17,407,781	15,331,367	-	32,739,148

A reconciliation of reportable segment revenues, profit, and assets, to the Group’s totals is as follows:

	2008	2007
	US$	US$
Revenues
Total revenues for reportable segments	193,283,009	163,898,555
Elimination of intersegment revenues	(91,299)	-
Total consolidated revenues	193,191,710	163,898,555

	2008	2007
	US$	US$
Profit
Total profit for reportable segments	27,292,933	13,530,666
Elimination of dividend	(12,999,960)	-
Elimination of unrealized profit	(156,212)	(23,541)
Income from continuing operations before income taxes and minority interest	14,136,761	13,507,125

	2008	2007
	US$	US$
Assets
Total assets for reportable segments	663,141,042	526,044,534
Elimination of intercompany receivables	(222,992,769)	(176,225,649)
Elimination of investment	(125,424,661)	(118,834,065)
Elimination of unrealized profit in inventories	(156,212)	(23,541)
Total assets	314,567,400	230,961,279

A reconciliation of expenditures for segment assets is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
2008
Expenditures for Segment assets
Property and equipment	6,691,893	9,908,243	-	16,600,136
Construction in progress	25,940,137	17,694,598	-	43,634,735
	32,632,030	27,602,841	-	60,234,871

2007
Expenditures for Segment assets
Property and equipment	2,977,530	69,141	-	3,046,671
Construction in progress	14,430,251	15,262,226	-	29,692,477
	17,407,781	15,331,367		32,739,148

31.	QUARTERLY OPERATING RESULTS

For the fiscal year 2008 and 2007, quarterly operating results are summarized as follows:

	Three Months Ended (Unaudited)
Fiscal 2008	December 31	September 30	June 30	March 31
	US$	US$	US$	US$
Sales	79,623,405	37,153,003	37,314,648	39,100,654
Gross profit	36,562,238	12,467,649	12,507,366	14,473,471
Net income (loss) from continuing operations	22,481,037	(22,355,478)	3,161,317	7,273,281
Net income (loss) from discontinuing operations	2,629,513	2,199,207	1,635,934	(1,776)

Net income (loss)	25,110,550	(20,156,271)	4,797,251	7,271,505

Earnings per share - Basic
Net income (loss) from continuing operations	1.32	(1.32)	0.19	0.43
Net income from discontinuing operations	0.15	0.13	0.10	0.00
Net income (loss)	1.47	(1.19)	0.29	0.43

Earnings per share - Diluted
Net income (loss) from continuing operations	1.27	(1.32)	0.18	0.41
Net income from discontinuing operations	0.15	0.13	0.09	0.00

Net income (loss)	1.42	(1.19)	0.27	0.41

	Three Months Ended (Unaudited)
Fiscal 2007	December 31	September 30	June 30	March 31
	US$	US$	US$	US$
Sales	43,666,743	44,113,426	39,746,028	36,372,358
Gross profit	15,513,386	18,906,012	18,577,977	19,471,231
Net (loss) income from continuing operations	1,357,520	(6,874,506)	6,849,802	6,509,466
Net income from discontinuing operations	442,111	-	-	-
Net income (loss)	1,799,631	(6,874,506)	6,849,802	6,509,466

Earnings per share - Basic
Net income (loss) from continuing operations	0.08	(0.42)	0.43	0.41
Net income from discontinuing operations	0.03	-	-	-

Net income (loss)	0.11	(0.42)	0.43	0.41

Earnings per share - Diluted
Net income (loss) from continuing operations	0.08	(0.42)	0.39	0.37
Net income from discontinuing operations	0.02	-	-	-

Net income (loss)	0.10	(0.42)	0.39	0.37