Form 10-Q
period 2009-06-30
AMERICAN DAIRY INC
filed 2009-08-14
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

+86 (10) 8457-4688 / +1 (626) 757-8885
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

The number of shares outstanding of the registrant’s common stock as of August 10, 2009 was 18,837,888.

AMERICAN DAIRY, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

 TABLE OF CONTENTS

Unless the context otherwise requires, the terms “we,” “us,” “our,” “American Dairy,” and “the Company” refer to American Dairy, Inc., a Utah corporation, and its consolidated subsidiaries.  References to “dollars” and “$” are to United States dollars.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2009	December 31, 2008
	US$	US$

ASSETS
Current assets:
Cash and cash equivalents	42,191,219	11,785,408
Notes and loans receivable, net	-	1,493,245
Trade receivables, net of allowance of $1,634,917 and $1,311,331, respectively	6,976,229	12,275,497
Due from related parties	2,982,629	265,479
Employee receivable	199,563	307,249
Advances to suppliers	32,532,341	24,943,046
Receivable from discontinued operations	-	31,002,897
Inventories, net of allowance of $448,226 and $575,916, respectively	65,056,264	52,330,333
Prepayments and other current assets	54,525	63,711
Refundable taxes	3,647,030	488,938
Other receivables	5,956,961	4,598,359
Current assets of discontinued operations	-	12,392,384
Total current assets	159,596,761	151,946,546

Investments:
Investment in mutual funds – available for sale	120,963	77,504
Investment at cost	262,975	262,611
	383,938	340,115
Property and equipment:
Property and equipment, net	91,617,929	88,289,858
Construction in progress	45,450,721	28,847,959
	137,068,650	117,137,817
Biological assets:
Immature biological assets	20,633,116	23,784,479
Mature biological assets, net	10,672,203	1,483,355
	31,305,319	25,267,834

Other assets:
Deferred tax assets	730,491	730,490
Prepaid leases	29,509,049	29,146,748
Goodwill	2,285,973	2,282,838
Deferred charges, net	39,568	107,396
Long term assets of discontinued operations	-	31,587,018
Total assets	360,919,749	358,546,802

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Current maturities of long term debt	3,915,381	4,018,704
Convertible debt redeemable within one year	18,044,009	17,732,033
Short term debt	58,615,525	73,809,893
Notes and loans payable	17,679,043	8,055,450
Accounts payable	36,414,291	36,643,041
Accrued expenses	11,784,858	10,620,393
Income tax payable	842,020	1,185,528
Advances from customers	9,304,533	9,864,080
Due to related parties	1,063,950	1,017,399
Advances from employees	310,927	1,016,173
Accrued employee benefits	2,360,734	2,873,889
Other payable	14,951,205	19,513,681
Current liabilities of discontinued operations	-	35,063,603
Total current liabilities	175,286,476	221,413,867

Long term debt, net of current portion	19,606,124	9,146,034
Long term tax payable	4,828,743	2,750,887
Deferred income	7,398,498	8,416,492
Long term liability of discontinued operations	-	395,176
Total liabilities	207,119,841	242,122,456

Equity
Shareholders’ equity:
Ordinary shares (US$0.001 par value, 50,000,000 shares authorized; 17,554,307 and 17,253,907 issued and outstanding as of June 30, 2009 and December 31, 2008)	17,554	17,254
Additional paid-in capital	28,752,781	26,758,425
Ordinary share warrants	2,708,746	3,003,448
Statutory reserves	6,861,224	6,861,224
Accumulated other comprehensive income	25,528,810	25,146,055
Retained earnings	89,509,717	54,091,493
Total shareholders’ equity	153,378,832	115,877,899
Noncontrolling interests	421,076	546,447

Total equity	153,799,908	116,424,346

Total liabilities and equity	360,919,749	358,546,802

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	US$	US$	US$	US$

Sales	41,186,466	37,314,647	155,008,313	76,415,301

Cost of goods sold	17,054,053	24,807,281	58,298,322	49,434,464

Gross profit	24,132,413	12,507,366	96,709,991	26,980,837

Operating and administrative expenses:
Sales and marketing	20,676,176	9,282,198	52,316,064	16,773,882
General and administrative	2,322,879	3,064,038	11,301,083	4,916,959
Total operating expenses	22,999,055	12,346,236	63,617,147	21,690,841

Income from continuing operations	1,133,358	161,130	33,092,844	5,289,996

Other income (expenses):
Interest income	118,768	190,610	211,085	231,419
Interest and finance costs	(1,828,430)	(5,096,604)	(3,413,977)	(10,373,322)
Amortization of deferred charges	(33,914)	(184,897)	(67,828)	(369,794)
Registration rights penalty	-	(720,325)	-	(1,440,650)
Gain on derivatives	-	6,706,859	-	15,707,645
Government subsidy-tax refund	6,014,120	3,309,942	6,744,408	3,870,734
Other income (expenses), net	269,743	(64,948)	693,880	444,275

Income from continuing operations before income tax expense and noncontrolling interests	5,673,645	4,301,767	37,260,412	13,360,303

Income tax expense	1,345,393	861,299	5,174,741	2,633,375
Net income from continuing operations before noncontrolling interests	4,328,252	3,440,468	32,085,671	10,726,928

Noncontrolling interests	16,497	2,977	42,645	(10,202)
Net income from continuing operations	4,344,749	3,443,445	32,128,316	10,716,726
Net income from discontinued operations	3,286,694	1,353,806	3,289,908	1,352,030
Net income attributable to ordinary shareholders	7,631,443	4,797,251	35,418,224	12,068,756

Other comprehensive income:
Cumulative currency translation adjustments	63,476	4,514,072	339,393	12,277,954
Change in fair value of available for sale investments	23,333	(32,950)	43,362	(79,067)

Total comprehensive income	7,718,252	9,278,373	35,800,979	24,267,643

Earnings per ordinary share – Basic
Income from continuing operations	0.25	0.20	1.86	0.63
Income from discontinued operations, net of tax	0.19	0.08	0.19	0.08
Net income	0.44	0.28	2.05	0.71
Earnings per ordinary share – Diluted
Income from continuing operations	0.24	0.19	1.67	0.61
Income from discontinued operations, net of tax	0.16	0.08	0.17	0.08
Net income	0.40	0.27	1.84	0.69

Weighted average ordinary shares outstanding
Basic	17,339,311	16,964,768	17,296,845	16,963,795
Diluted	20,161,916	17,609,463	19,712,263	17,600,046

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Ordinary shares
	(US$0.001 par value)		Additional	Ordinary	Statutory	Accumulated Other	Retained	Noncontrolling		Total
	Number of	Par	Paid-in	Share	Reserves	Comprehensive	Earnings	Interest		Equity
	Shares	Value	Capital	Warrants		Income
		US$	US$	US$	US$	US$	US$	US$		US$

Balance as of January 1, 2009	17,253,907	17,254	26,758,425	3,003,448	6,861,224	25,146,055	54,091,493	546,447		116,424,346
Stock compensation expense	-	-	1,024,052	-	-	-	-	-		1,024,052
Warrant exercise	300,400	300	970,304	(294,702)	-	-	-	-		675,902
Net income	-	-	-	-	-		35,418,224	(42,645)		35,375,579
Sale of a subsidiary	-	-	-	-	-	-	-	(82,726)		(82,726)
Currency translation adjustments	-	-	-	-	-	339,393	-	-		339,393
Change in fair value of available for sale investments	-	-	-	-	-	43,362	-		-	43,362
Balance as of June 30, 2009	17,554,307	17,554	28,752,781	2,708,746	6,861,224	25,528,810	89,509,717	421,076		153,799,908

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2009	2008
	US$	US$

Cash flows from operating activities:
Net income before noncontrolling interests	35,375,579	12,078,958
Less: Net income from discontinued operations	3,289,908	1,352,030
Net income from continuing operations	32,085,671	10,726,928
Adjustments to reconcile net income to operating activities:
Depreciation of property and equipment	2,432,889	1,961,537
Depreciation of biological assets	596,436	-
Amortization of prepaid leases	330,080	189,328
Amortization of deferred income	(6,880)	(6,755)
Loss on sale of biological assets	820,801	-
Provision for losses on receivables	321,714	8,811
Provision for losses on inventories	(127,690)	-
Compensation expense for option awards	1,024,052	-
Interest expense from accrual of guaranteed redemption value	-	7,354,133
Interest expense from amortization of note discounts	2,974,317	3,710,371
Gain on derivatives	-	(15,707,645)
Amortization of deferred charges	67,828	369,794

Changes in assets and liabilities:
Decrease (increase) in trade receivables, net	4,977,554	(9,976,960)
Increase in due from related parties	(2,717,150)	(223,021)
Increase in receivable from discontinued operations	-	(3,526,136)
Decrease (increase) in employee receivable	107,686	(293,478)
Increase in inventories, net	(12,599,062)	(7,621,472)
Increase in advances to suppliers	(3,571,671)	(3,870,087)
Decrease in prepayments and other assets	9,186	2,567,262
Increase in refundable taxes	(3,158,092)	(1,070,830)
(Increase) decrease in other receivable	(1,358,602)	1,751,610
Increase in deferred tax assets	-	(53,629)
Increase in accounts payable and accrued expenses	116,426	10,431,875
(Decrease) increase in income taxes payable	(882,897)	178,452
(Decrease) increase in advances from customers	(559,547)	1,104,829
Increase in due to related parties	46,551	11,214
(Decrease) increase in advances from employees	(705,246)	51,849
Decrease in other payable	(3,985,579)	(467,603)
Increase in long term tax payable	2,077,856	777,538
Increase in deferred income	3,287,168	4,352,033
Net cash provided by continuing operations	21,603,809	2,729,948
Discontinued operations	(2,108,429)	1,495,120
Net cash provided by operating activities	19,495,380	4,225,068

Cash flows from investing activities:
Purchase of property and equipment	(23,107,555)	(9,894,281)
Purchase and capitalized costs of biological assets	(6,801,901)	(8,094,576)
Decrease (increase) in short term notes and loans receivable	1,493,245	(6,984,498)
Decrease in time deposit	-	8,446,778
Purchase of Longjiang dairy operation	(3,287,167)	-
Proceeds from sale of a subsidiary	38,957,413	-
Proceeds from disposal of biological assets	61,600	-
Net cash provided by (used in) continuing operations	7,315,635	(16,526,577)
Discontinued operations	-	(1,390,763)
Net cash provided by (used in) investing activities	7,315,635	(17,917,340)

Cash flows from financing activities:
Proceeds from short term notes and loans payable	16,932,423	7,647,315
Proceeds from long term debt	10,748,531	944,182
Repayment of long term debt	(408,311)	(26,595)
Repayment of short term debt	(26,985,381)	-
Proceeds from warrant exercise	675,902	6,750
Net cash provided by financing activities	963,164	8,571,652

Effect of exchange rate changes on cash	523,203	5,642,252
Net decrease (increase) in cash from discontinued operations	2,108,429	(104,357)

Net increase in cash and cash equivalents	30,405,811	417,275
Cash and cash equivalents, beginning of period	11,785,408	11,057,874
Cash and cash equivalents, end of period	42,191,219	11,475,149

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	(5,807,314)	(2,688,204)
Cash received during the period for tax refund	6,336,755	4,665,751
Interest paid during the period	(940,522)	(680,572)

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

The condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed consolidated interim financial statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring accruals) necessary to present fairly its financial position and the results of its operations and cash flows.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with the SEC on Form 10-K for the year ended December 31, 2008.  The interim operating results are not necessarily indicative of the results to be expected for an entire year.

For the period ended June 30, 2009, the Company has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K for the year ended December 31, 2008, except for the implementation of SFAS 160 and SFAS 141(R) (See Note 2).  The Company has reclassified certain 2008 balances to conform to the current period presentation.

2.           RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements that is presented separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 resulted in the reclassification of minority interest into equity.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This position amends the factors an entity should consider when developing renewal or extension assumptions used in determining the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements in determining the amortizable useful life. Additionally, this position requires expanded disclosures related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and may impact any intangible assets the Company acquires in future transactions. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements, though, shall be applied prospectively to all intangible assets recognized as of the effective date.  The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 incorporates the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles.  SFAS 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date.  The Company evaluated its June 30, 2009 financial statements for subsequent events through August 14, 2009, the date the financial statements were issued.  Other than the transactions described in Note 20, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset of Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under SFAS 157, “Fair Value Measurements,” remains the same – to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  The adoption effective April 1, 2009 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2”) to make the guidance on other-than-temporary impairments of debt securities more operational and improve the financial statement disclosures related to other-than-temporarily impaired.  The adoption of FSP FAS 115-2 and FAS 124-2 effective April 1, 2009 did not have a material impact on Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 is effective for financial statements for interim and annual periods ending after September 15, 2009.  SFAS 168 establishes the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority.  The adoption of SFAS 168 is not expected to have a material impact on the Company’s financial statements.

3.           TAXATION

The provision for income taxes comprises the Company’s current tax liability and change in deferred income tax assets and liabilities. Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

The Company recorded a provision for income tax of approximately $1.3 million and $0.9 million for the three month periods ended June 30, 2009 and 2008, respectively, and $5.2 million and $2.6 million for the six month periods ended June 30, 2009 and 2008, respectively.  The income tax expense is comprised primarily of enterprise income taxes related to the business operations of the Company’s subsidiaries in the People’s Republic of China (the “PRC”).  The increase of approximately $0.4 million in the three month periods and $2.6 million in the six month periods in the Company’s income tax expense results from a increase in the Company’s income subject to PRC tax.

The effective tax rate for the three months ended June 30, 2009 increased 3.7% from a 20% effective rate for the three months ended June 30, 2008 to a 23.7% effective rate.

The effective tax rate for the six months ended June 30, 2009 decreased 5.8% from a 19.7% effective rate for the six months ended June 30, 2008 to a 13.9% effective rate.

4.           EARNINGS PER ORDINARY SHARE

The following table sets forth the computation of net income attributable to shareholders for calculating basic and diluted earnings per ordinary share for the periods ended:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	US$	US$	US$	US$
Net income attributable to shareholders – Basic	7,631,443	4,797,251	35,418,224	12,068,756
Effect of dilutive securities
Convertible notes	409,645	-	819,290	-
Net income attributable to shareholders – Diluted	8,041,088	4,797,251	36,237,514	12,068,756

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the three and six months ended:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted-average shares – Basic	17,339,311	16,964,768	17,296,845	16,963,795
Effect of dilutive securities
Stock option	515,298	-	135,615	-
Warrants	773,833	644,695	746,329	636,251
Convertible notes	1,533,474	-	1,533,474	-
Weighted-average shares – Diluted	20,161,916	17,609,463	19,712,263	17,600,046

 0 and 1,424,799 shares for the three months ended June 30, 2009 and 2008, and 0 and 1,424,799 shares for the six months ended June 30, 2009 and 2008, respectively, of the Company’s ordinary shares attributable to the potential conversion of the 7.75% Convertible Notes due 2009 (the “2009 Notes”) were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

0 and 251,040 shares for the three months ended June 30, 2009 and 2008, and 0 and 251,040 shares for the six months ended June 30, 2009 and 2008, respectively, of the Company’s ordinary shares attributable to the exercise of outstanding warrants, respectively, were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

5,555,556 shares for the three months ended June 30, 2008, and 5,555,556 shares for the six months ended June 30, 2008, respectively, of the Company’s ordinary shares attributable to the potential conversion of the 1% Guaranteed Senior Secured Convertible Notes due 2012 (the “2012 Notes”) were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

5.           LONGJIANG FEIHE ACQUISITION

On May 20, 2009, our subsidiary Gannan Flying Crane Dairy Products Co., Limited, or Gannan Feihe, acquired 100% interest of the dairy processing plant from Heilongjiang Xin Tian Dairy Co., Ltd, for a total cash consideration of $4,382,890 and was accounted for as a business acquisition in accordance with SFAS 141(R).  The purpose of the acquisition was to expand milk production capacities in the Heilongjiang Province, China.

US$
Total purchase price	4,382,890

Fair value of identifiable assets acquired:
Property and equipment, net	3,723,297
Prepaid leases	659,593
4,382,890

As at June 30, 2009, the initial accounting for the acquisition was incomplete due to pending appraisal of identifiable assets acquired.  Therefore, the amounts recognized in the financial statements have been determined only provisionally.  No measurement period adjustments have been recognized for the six months ended June 30, 2009.

Financial results of the acquired processing plant for the period from acquisition date to June 30, 2009, are as follows:

US$
Sales	-
Net loss	127,354

Disclosure of unaudited pro-forma financial information is considered impractical because there are no operational results available for the processing plant prior to acquisition.

6.           INVENTORIES, NET

The inventory amounts included in the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 comprised of:

	June 30, 2009	December 31, 2008
	US$	US$
Raw materials	14,992,779	16,193,783
Work-in-progress	29,138,246	25,322,111
Finished goods	20,925,239	10,814,439
Total inventories, net	65,056,264	52,330,333

7.           ADVANCES TO SUPPLIERS

Advances to suppliers consist primarily of advances for the purchase of dairy cows, as well as advances for advertisements, inventories and equipment, not delivered at the balance sheet date.  The Company utilizes advances to suppliers in an effort to keep future purchasing prices stable and consistent. Advances to suppliers of Heilongjiang Moveup Co., Limited (“Moveup”) are mainly advances paid to one trade agency, the key supplier from whom all goods sold by Moveup are imported, to guarantee imports.

Advanced amounts are refundable if the transaction is not completed by the other party in accordance with the terms of the contract or agreement.  No advances to suppliers were repaid in cash, and the Company has a minimal repayment history.

8.           DISCONTINUED OPERATIONS

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

In February 2008, we made a deposit payment of approximately $1.4 million to Ausnutria Holding Co., Ltd., which indirectly owns Ausnutria, in connection with our efforts to resolve the incomplete transactions in 2007. Although Moveup had obtained certain preliminary government approvals in connection with the proposed Ausnutria acquisition, other government approvals had not been obtained, and the sellers failed to comply with certain closing conditions under the equity purchase agreement. The transaction did not close and we entered into renegotiations.  In connection with this transaction, a total deposit for investment of $31,586,473 was recorded in the financial records of Moveup as of December 31, 2008.

On December 16, 2008, the Group and Ausnutria’s owners entered into a letter of intent to unwind the transactions.  In considering an orderly way to do so under PRC law, the parties concluded that it would be more efficient to sell all of the business activities and operations of Moveup, rather than attempt to have the applicable government authorities cancel the approvals granted to Moveup.  Selling Moveup also provided an orderly mechanism for returning to the Group the approximately $31 million in consideration it had paid to Ausnutria in 2007 and 2008, plus an amount reflecting a settlement from Ausnutria’s owners for their failure to complete the transactions. Accordingly, the prior transactions to acquire Ausnutria were effectively cancelled and Moveup is reflected in the Company’s consolidated financial statements as discontinued operations. On February 18, 2009, the Company, through its subsidiary Heilongjiang Feihe Dairy Co., Limited, or Feihe Dairy, entered into a new equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, one of the Company’s directors and Vice President of Feihe Dairy, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for an aggregate consideration of approximately $43.3 million (the “2009 Transaction”).  The Company received approximately $11.0 million from the purchasers, including approximately $4.4 million in 2008 and approximately $6.6 million in January 2009, and the second tranche of approximately $32.3 million was deposited into an escrow account to be released to Feihe Dairy and Mr. Liu upon satisfaction of the closing conditions under the agreement, including completion of the application for amendment of shareholders with the local counterpart of the State Administration of Industry and Commence in Kedong County, Heilongjiang Province, China. In May 2009, the final tranche of approximately $32.3 million was released to Feihe Dairy and Mr. Liu and a resulting gain on sale of a subsidiary of $2,552,733 was recognized in the consolidated statements of operations and comprehensive income for the three months and six months ended June 30, 2009.

Moveup received advances from the Group of $31,002,897 as of December 31, 2008. The consideration received from the sale of Moveup was used, among other uses, to repay these intra-Group advances.

The following table presents the components of discontinued operations reported in the consolidated statements of operations and comprehensive income:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	US$	US$	US$	US$

Sales	3,980,513	10,318,903	10,451,277	12,656,172

Income from operations	1,273,362	1,654,582	1,301,909	1,652,806
Gain on sale of subsidiary	2,552,733	-	2,552,733	-
Income tax expense	(539,401)	(300,776)	(564,734)	(300,776)
Net income from discontinued operations	3,286,694	1,353,806	3,289,908	1,352,030

9.           NOTES AND LOANS PAYABLE

Notes and loans payable included in the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 comprised of:

	June 30, 2009	December 31, 2008
	US$	US$
Note payable to a bank in the PRC, bearing interest at 7.47% per annum, unsecured, payable with interest on maturity, due on May 11, 2009	-	4,522,774

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, secured by plant and machinery, payable with interest on maturity, due on May 11, 2009	-	2,772,023

Unsecured, non-interest bearing loan payable to an unrelated party, due on demand.	442,600	442,600

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 4, 2010	2,191,445	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 5, 2010	3,652,408	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on May 22, 2010	4,967,274	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on May 22, 2010	2,337,541	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on March 31, 2010	3,769,285	-

Unsecured, non-interest bearing loan payable to County Finance Department, due on demand. (i)	318,490	318,053

Total	17,679,043	8,055,450

(i)	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited received funding from the local County Finance Department for its construction of production facilities in the region. Although, no repayment terms were attached to the funds, the Company considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

None of the notes and loans payables have restrictions or covenants attached.

10.           RELATED PARTY TRANSACTIONS

Due from/to related parties included in the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 comprised of:

	June 30, 2009	December 31, 2008
	US$	US$
Due from related parties:
Due from Directors of the Group	244,634	33,011
Due from related companies	2,737,995	232,468

Total	2,982,629	265,479

	June 30, 2009	December 31, 2008
	US$	US$
Due to related parties:
Due to Directors of the Group	78,264	33,156
Due to related companies	731,928	730,833
Loan payable to a related party	253,758	253,410

Total	1,063,950	1,017,399

Due from/to Directors of the Group

As part of normal business operation, directors of the Group will from time to time incur routine expenses on behalf of the Group, or receive general advances from the Group for settlement of Group expenses, such as travel, meals, and other business expenses.  The amounts advanced are settled periodically throughout the period and amounts outstanding at period end are short term in nature and due on demand.  During the three month period ended June 30, 2009, advances to directors aggregated to $192,878 and repayments from directors aggregated to $19,483. During the six month period ended June 30, 2009, advances to directors aggregated to $242,777 and repayments from directors aggregated to $31,154.

As of June 30, 2009 and December 31, 2008, the Group had the following balances due from its Directors:

	June 30, 2009	December 31, 2008
	US$	US$

Leng You-Bin	63,005	-
Liu Hua	181,629	28,483
Directors of subsidiaries in the PRC	-	4,528
Total	244,634	33,011

As of June 30, 2009 and December 31, 2008, the Group had the following balances due to its Directors:

	June 30, 2009	December 31 2008
	US$	US$

Leng You-Bin	78,264	32,608
Directors of subsidiaries in the PRC	-	548
Total	78,264	33,156

Due from/to related companies

Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group.  During the six months ended June 30, 2009 and 2008, the Group sold goods to companies owned by close family members of Mr. Leng, including one company partially owned by Mr. Leng and Liu Sheng-Hui, on an arm’s length basis.

For the three and six months ended June 30, 2009 and 2008, the Group made sales of goods to the following related companies:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	US$	US$	US$	US$

Tangshan Feihe Trading Company	620,284	217,487	3,293,118	470,850
Qianhuangdao Feihe Trading Company	400	52,662	411,214	97,136
Dalian Hewang Trading Company	75,330	15,025	158,502	26,994

As of June 30, 2009 and December 31, 2008, the Group had the following balances due from its related companies:

	June 30, 2009	December 31, 2008
	US$	US$

Heilongjiang Feihe Yuanshengtai Co., Ltd	1,202,370	-
Tangshan Feihe Trading Company	1,132,570	177,524
Qinhuangdao Feihe Trading Company	403,055	54,944
Total	2,737,995	232,468

As of June 30, 2009 and December 31, 2008, the Group had the following balances due to its related companies for payments for goods received in advance:

	June 30, 2009	December 31, 2008
	US$	US$

Heilongjiang Feihe Yuanshengtai Co., Ltd	730,481	729,480
Dalian Hewang Trading Company	1,447	1,353

Total	731,928	730,833

Loan payable to related parties

The Group has an outstanding loan payable to a charitable organization set up by Leng You-Bin for underprivileged children in the Heilongjiang province of the PRC, of $253,758 and $253,410 as of June 30, 2009 and December 31, 2008, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

11.   DEBT

1)   Short term debt

On November 12, 2008, the Company entered into a supplemental indenture with respect to the 2012 Notes.  The supplemental indenture grants each holder of the 2012 Notes the option to elect that the Company repurchase all or any portion of such holder’s 2012 Notes at a repurchase price of 115% of the principal amount of 2012 Notes for which such holder elected early repurchase.  On November 13, 2008, the holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligates the Company to repurchase the 2012 Notes for an aggregate amount of $92,000,000 in accordance with the terms and conditions of the supplemental indenture.  Accordingly, the Company has paid $45,999,999 to the holders of the 2012 Notes, of which $11,000,000 was paid in November 2008, and $4,333,333 was paid in January 2009, $15,333,333 was paid in April 2009, and $15,333,333 was paid in July 2009, and the Company is obligated to pay the remaining $46,000,000 by October 15, 2009.  As part of the first repurchase payment, the Company also paid $407,000 in accrued and unpaid interest and accrued registration rights penalty to holders of the 2012 Notes.  As a result of the repurchase election, interest on all 2012 Notes ceased to accrue after November 13, 2008 and the 2012 Notes may not be converted into ordinary shares of Common Stock, subject to the Company’s making the required repurchase payments.  Holders of the 2012 Notes are entitled to all other rights and privileges as holders of the 2012 Notes until the required repurchase payments are paid in full.  Costs of $123,354 associated with the 2012 Notes restructuring were capitalized as a deferred charge and are shown as an other asset in the condensed consolidated balance sheets.  These costs are amortized over the term of the restructured Notes.  Amortization of $33,914 and $0 was charged to expense during the three months ended June 30, 2009 and 2008, respectively.  Amortization of $67,828 and $0 was charged to expense during the six months ended June 30, 2009 and 2008, respectively.

The Company’s failure to make the required repurchase payment on October 15, 2009 would not constitute an event of default under the indentures. However, if the Company fails to make these payments within 15 days of the missed payment date, certain waivers granted to the Company under the supplemental indenture, described below, would terminate, interest would recommence accruing on the 2012 Notes, and the holders of the 2012 Notes could exercise their conversion rights under the indentures.

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

Principal payments due are $61,333,334 in the period from July 1 to December 31, 2009, and $0 thereafter.

	June 30, 2009	December 31, 2008
	US$	US$
Short term debt due 2009
Principal	61,333,334	80,000,000
Less: Note discount	(2,717,809)	(6,190,107)
	58,615,525	73,809,893

2)  Long term debt

Long term debt comprised of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	US$	US$

Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by buildings and payable in monthly installments of $9,069, including interest. The Loan commenced in 2004 and was repaid in April 2009.	-	407,597

Loan payable to a bank in the PRC, bearing interest at 7.47%, unsecured, guaranteed by Feihe Dairy (i), and payable in installments of $2,921,926 on October 28, 2009 and $935,016 on October 28, 2010. The Loan commenced in October 29, 2008	3,856,942	3,851,653

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable on October 20, 2011. The Loan commenced on October 29, 2008	3,924,147	3,918,765

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable in installments of $3,447,873 on October 28, 2010 and $552, 244 on October 28, 2011. The Loan commenced in October 29, 2008	4,000,117	3,994,631

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, guaranteed by Feihe Dairy (i) and payable on maturity. The Loan commenced in June 29, 2009 and matures on October 28, 2014	6,900,129	-

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, guaranteed by Feihe Dairy (i) and payable on maturity. The Loan commenced in March 27, 2009 and matures on October 28, 2014	3,846,716	-

Loan payable to local government, bearing no interest, unsecured and payable on maturity. The Loan commenced on January 29, 2008 and matures on December 31, 2009	993,454	992,092

	23,521,505	13,164,738
Less: current portion of long term debt	(3,915,381)	(4,018,704)
	19,606,124	9,146,034

(i)
In connection with the purchase of long-lived fixed assets of Kedong Farms, Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on October 29, 2008 and ending on October 18, 2009. The maximum potential future amount under the terms of the guarantee is RMB 251,510,000.

None of the long term debt has restrictions or covenants attached.

12.           CONVERTIBLE DEBT, NET

Convertible debt consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	US$	US$
7.75% Convertible Notes due 2009:
Principal	18,200,000	18,200,000
Less: Note discount	(155,991)	(467,967)
	18,044,009	17,732,033

On October 3, 2006, pursuant to a subscription agreement, the Company issued an aggregate principal amount of $18,200,000 in 2009 Notes and warrants to purchase up to an aggregate of 251,000 shares of Common Stock (the “Warrants”).   The 2009 Notes mature on October 2, 2009, accrue interest at an annual rate of 7.75% compounded annually and payable in ordinary shares at maturity, and contain customary representations, warranties, and events of default, including failure to pay amounts due under the 2009 Notes, failure to comply with certain covenants, and the occurrence of certain insolvency events.  As of June 30, 2009, the conversion price of the 2009 Notes and the exercise price for the Warrants was $14.50 per share.

Principal payments due are $18,200,000 in 2009 and $0 thereafter.

13.           ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

At June 30, 2009, the Group had the following assets measured at fair value:

Description	June 30, 2009	Quoted prices in active markets of identical assets (Level 1)
	US$	US$
Assets:
Investment in mutual funds	120,963	120,963

At December 31, 2008, the Group had the following assets measured at fair value:

Description	December 31, 2008	Quoted prices in active markets of identical assets (Level 1)
	US$	US$
Assets:
Investment in mutual funds	77,504	77,504

14.           ACCRUED EXPENSES

Accrued expenses as of June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
	US$	US$

Accrued selling expenses	7,333,822	6,802,837
Other accrued expenses	4,451,036	3,817,556
	11,784,858	10,620,393

15.           OTHER PAYABLE

Other payable as of June 30, 2009 and December 31, 2008 consists of the following:

	June 30, 2009	December 31, 2008
	US$	US$

Payable for property and equipment	4,083,488	6,358,939
Payable for leases	2,061,075	2,054,553
Other tax payable	578,582	4,454,081
Others	8,228,060	6,646,108
Total	14,951,205	19,513,681

16.           ORDINARY SHARES AND EQUITY TRANSACTIONS

During the three months ended June 30, 2009, the Company had the following ordinary share transactions:

The Company recorded $140,690 of share-based compensation expense in general and administrative expenses, in connection with an option to purchase 80,000 shares valued at $562,758 granted to an employee on October 15, 2008.

The Company recorded $742,673 of share-based compensation expense in general and administrative expenses, in connection with performance stock options to purchase 2,073,190 shares valued at $22,106,218 granted to certain employees on May 7, 2009.

During the six months ended June 30, 2009, the Company had the following ordinary share transactions:

The Company recorded $281,379 of share-based compensation expense in general and administrative expenses, in connection with an option to purchase 80,000 shares valued at $562,758 granted to an employee on October 15, 2008.

The Company recorded $742,673 of share-based compensation expense in general and administrative expenses, in connection with performance stock options to purchase 2,073,190 shares valued at $22,106,218 granted to certain employees on May 7, 2009.

17.           OPTION PLAN AND WARRANTS

2009 Stock Incentive Plan

On May 7, 2009, the Company’s Board of Directors approved the Company’s 2009 Stock Incentive Plan (the “2009 Plan”). All awards under the 2009 Plan will be subject to shareholder approval at the Company’s 2009 Annual Meeting of Shareholders. The Board of Directors approved the 2009 Plan in order to permit grants of certain equity incentives, including incentive stock options, nonqualified stock options, restricted stock awards, performance stock awards and other equity-based compensation, to certain employees, directors, officers, consultants, agents, advisors and independent contractors of the Company and its subsidiaries. The total number of shares of the Company’s common stock initially authorized for issuance under the 2009 Plan is 2,000,000 plus any authorized shares that, as of May 7, 2009, were available for issuance under the Company’s 2003 Stock Incentive Plan. Shares issued under the 2009 Plan may be drawn from authorized but unissued shares or shares now held or subsequently acquired by the Company as treasury shares.

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

The fair value of the option awards are estimated on the date of grant using the Black-Scholes option valuation model to be $22,106,218, of which $742,673 was recorded as compensation expense in general and administrative expenses in the three and six months ended June 30, 2009, in accordance with the graded vesting attribution method.  The valuation was based on the assumptions noted in the following table.

Expected volatility	74.94%
Expected dividends	0%
Expected term (in years)	5.2
Risk-free rate	2.27%

2003 Stock Incentive Plan

Effective May 7, 2003, the Company adopted and approved its 2003 Stock Incentive Plan (the “2003 Plan”), which reserved 3,000,000 ordinary shares for issuance under the 2003 Plan. The 2003 Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies FASB 123(R) and related interpretations in accounting for the 2003 Plan. Compensation for services that a corporation receives under FASB 123(R) through share-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay.

No stock appreciation rights have been issued under the 2003 Plan.

On October 15, 2008, an option to purchase 80,000 shares was granted under the 2003 Plan to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and have a contractual life of 4 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $562,758, of which $140,690 and $281,379 was recorded as compensation expense in general and administrative expenses in the three and six months ended June 30, 2009, respectively, in accordance with the straight line attribution method.  The valuation was based on the assumptions noted in the following table.

Expected volatility	90.7%
Expected dividends	0%
Expected term (in years)	4
Risk-free rate	2.7%

A summary of option activity under the 2003 Plan and the 2009 Plan as of June 30, 2009 and movement during the six months then ended are as follow:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$
Outstanding at January 1, 2009	80,000	12.00	317,600	3.8
Granted	2,073,190	16.86	-	5.9
Exercised	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2009	2,153,190	16.68	49,481,532	5.8

A summary of the status of the Company’s non-vested options as of June 30, 2009 and movements during the six months then ended are as follow:

	Options	Weighted average grant date fair value
		US$
Non-vested at January 1, 2009	80,000	7.03
Granted	2,073,190	10.66
Vested	-	-
Forfeited or expired	-	-
Non-vested at June 30, 2009	2,153,190	10.53

As of June 30, 2009, there was $21,504,235 of unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan and the 2003 Plan.  The cost is expected to be recognized over a period of 58 months.

Warrants

As of June 30, 2009, the Company had 745,583 warrants outstanding at an average exercise price of $6.19 per warrant for one share each of the Company’s ordinary shares. The warrants will expire at various dates, with 494,543 expiring in 2009 and 251,040 expiring in 2012.

During the three months ended June 30, 2009 and 2008, 300,400 and 3,000 warrants, respectively, were exercised at $2.25, resulting in proceeds of $675,902 and $6,750, respectively, to the Company.

During the six months ended June 30, 2009 and 2008, 300,400 and 3,000 warrants, respectively, were exercised at $2.25, resulting in proceeds of $675,902 and $6,750, respectively, to the Company.

	Warrants	Average exercise Price
		US$
Outstanding warrants at January 1, 2009	1,045,983	5.06
Warrants granted	-	-
Exercised	300,400	2.25
Expired	-	-
Outstanding warrants at June 30, 2009	745,583	6.19

Information regarding the ordinary share warrants outstanding at June 30, 2009 is summarized as below:

	Warrants outstanding at
	June 30, 2009
		Weighted
		Average	Weighted
		Remaining	Average
	Warrants	Contractual	Exercise
Exercise Prices	Outstanding	Life (years)	Price
US$			US$
1.50	184,543	0.3	1.50
2.25	310,000	0.2	2.25
14.50	251,040	3.3	14.50
	745,583

18.           COMMITMENTS AND CONTINGENCIES

Capital commitments for purchase of property and equipment and biological assets as of June 30, 2009 were $35,627,360.

Commitments for the acquisition of a dairy processing operation located in Longjiang County, Heilongjiang Province, China, as of June 30, 2009 were $1,095,722.

19.           SEGMENTS

The segment information for the reportable segments for the three months ended June 30, 2009 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	41,186,466	-	-	41,186,466
Goodwill	2,285,973	-	-	2,285,973
Segment income tax	561,038	-	784,355	1,345,393
Segment profit	9,028,934	(367,035)	13,011,707	21,673,606
Segment assets	397,136,469	123,295,500	189,357,729	709,789,698

The segment information for the reportable segments for the three months ended June 30, 2008 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	37,314,647	-	-	37,314,647
Goodwill	2,276,991	-	-	2,276,991
Segment income tax	861,299	-	-	861,299
Segment profit	4,180,888	(386,718)	507,597	4,301,767

The segment information for the reportable segments for the six months ended June 30, 2009 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	155,008,313	-	-	155,008,313
Goodwill	2,285,973	-	-	2,285,973
Segment income tax	3,485,004	-	1,689,737	5,174,741
Segment profit	44,109,665	(980,896)	17,631,563	60,760,332
Segment assets	397,136,469	123,295,500	189,357,729	709,789,698

The segment information for the reportable segments for the six months ended June 30, 2008 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	76,415,301	-	-	76,415,301
Goodwill	2,276,991	-	-	2,276,991
Segment income tax	2,633,375	-	-	2,633,375
Segment profit	10,012,098	(177,476)	3,525,681	13,360,303

A reconciliation of reportable segment profit and assets to the Group’s totals is as follows:

	Three months ended June 30,
	2009	2008
Profit	US$	US$

Total profit for reportable segments	21,673,606	4,301,767
Elimination of dividends	(15,999,961)	-
Income from operations before income taxes and noncontrolling interest	5,673,645	4,301,767

	Six months ended June 30,
	2009	2008
Profit	US$	US$

Total profit for reportable segments	60,760,332	13,360,303
Elimination of dividends	(23,499,920)	-
Income from operations before income taxes and noncontrolling interest	37,260,412	13,360,303

June 30, 2009
Assets	US$
Total assets for reportable segments	709,789,698
Total assets of discontinued operations	-
Elimination of investment	(120,238,360)
Elimination of intercompany receivables	(228,631,589)
Total consolidated assets	360,919,749

20.           SUBSEQUENT EVENTS

1)	Equity financing

On August 11, 2009, the Company entered into a subscription agreement with Sequoia Capital China Growth Fund I, L.P. and certain of its affiliates (collectively, the “Purchasers”) pursuant to which the Company agreed to issue 2,100,000 ordinary shares for an aggregate purchase price of $63.0 million.  The aggregate purchase price includes $47.0 million in cash and the conversion of a $16.0 million bridge loan the Company previously received from the Purchasers on July 29, 2009.

The subscription agreement contains customary representations, warranties, covenants and indemnification provisions.  The transaction is expected to close on or around August 27, 2009, although there can be no assurance that the transaction will be completed on the proposed terms or at all.

The Company and the Purchasers may terminate the subscription agreement prior to closing in certain circumstances.  The Company has agreed to pay a termination fee to the Purchasers in an aggregate amount of $800,000 if all closing conditions under the agreement have been satisfied, the Purchasers have tendered an irrevocable offer to the Company to purchase the shares in accordance with the agreement by August 31, 2009, and the Company fails to consummate the closing.  The Purchasers have agreed to pay a termination fee to the Company in an aggregate amount of $800,000 if the Company has satisfied its conditions to closing under the agreement and the Purchasers fail to consummate the closing and to purchase and pay for the securities within three business days.

2)	Conversion of certain 2009 Notes

From June 30, 2009 to August 12, 2009, approximately $13.2 million in principal amount of the 2009 Notes was converted into 1,120,280 shares of the Company’s ordinary shares.

FORWARD-LOOKING STATEMENTS

The statements included in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “may,” “expects,” “anticipates,” “intends,” “plans,” “targets,” “believes,” “seeks,” “estimates,” “could,” “would,” and similar expressions. Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us on the date hereof. Our business and the associated risks may have changed since the date this report was originally filed with the SEC. We assume no obligation to update any such forward-looking statements.

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

Data for the period ended June 30, 2008 have been revised to present certain components as discontinued operations.

Overview

We are a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the People’s Republic of China, or the PRC.  Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns.  We have over 200 company-owned milk collection stations, six production facilities with an aggregate milk powder production capacity of approximately 1,220 tons per day, and an extensive distribution network that reaches over 84,000 retail outlets throughout China.

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

•
Production Capacity.   We believe much of the dairy market in China is still underserved, particularly with respect to infant formula.  In addition, since the melamine crisis in 2008, which did not involve any of our products, we have often been able to operate our milk production facilities at maximum capacity.  Accordingly, we believe that the ability to increase production of high quality dairy products will allow well positioned companies to significantly increase revenues and market share.

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

•
Expenses Associated with Expansion.   In implementing our plan to expand our business, we face corresponding increases in expenses in order to attract and retain qualified talent, implement strategic advertising campaigns, and finance our expansion.  In addition, we face various non-cash charges associated with the convertible notes we have issued to finance our business plans, and we expect future non-cash charges if we complete the sale of our common stock pursuant to the agreement described below in “—Other Factors Affecting our Liquidity and Capital Resources—Common Stock Financing.”

Results of Operations

The following table sets forth certain information regarding our results of operations.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Sales	41,186	37,314	155,008	76,415
Cost of goods sold	17,054	24,807	58,298	49,434
Gross profit	24,132	12,507	96,710	26,981
Operating and administrative expenses:
Sales and marketing	20,676	9,282	52,316	16,774
General and administrative	2,323	3,064	11,301	4,917
Income from continuing operations	1,133	161	33,093	5,290
Other income (expenses)	4,540	4,140	4,168	8,070
Income tax expense	1,345	861	5,175	2,633
Net income from discontinued operations	3,287	1,354	3,290	1,352
Net income attributable to ordinary shareholders	7,631	4,797	35,418	12,069
Other comprehensive income:
Cumulative currency translation adjustments	63	4,514	339	12,278
Total comprehensive income	7,718	9,278	35,801	24,268

Comparison of Three Month Periods Ended June 30, 2009 and 2008

Total Comprehensive Income
Total comprehensive income decreased by approximately $1.6 million, or 16.8%, from approximately $9.3 million for the three month period ended June 30, 2008 to approximately $7.7 million for the three month period ended June 30, 2009.  This decrease was primarily attributable to an increase of approximately $10.7 million, or 86.3%, in total operating expenses and a decrease of approximately $4.5 million, or 98.6%, in cumulative currency translation adjustments, offset in part by an increase of approximately $3.9 million, or 10.4%, in sales, and a decrease in cost of goods sold of approximately $7.8 million, or 31.3%.  Our gross profit margin increased from 33.5% for the three month period ended June 30, 2008 to 58.6% for the three month period ended June 30, 2009.

Sales
Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products.  Sales increased by approximately $3.9 million, or 10.4%, from approximately $37.3 million for the three month period ended June 30, 2008 to approximately $41.2 million for the three month period ended June 30, 2009.  This increase was primarily attributable to expanding our market areas and distribution network throughout China, increased demand for high quality products and strong market acceptance of these products, as well as an increase in sales quantities of several high profit margin products. Our sales cycles during the three months ended June 30, 2009 were impacted by new regulatory requirements in China effective in June 2009 requiring new package labeling for dairy products.  We believe we have increased our market share for infant milk powder since the third quarter of 2008 while many competitors have been aggressively attempting to reclaim market share following the melamine crisis.

The following table sets forth information regarding the sales of our principal products during the three month periods ended June 30, 2009 and 2008:

	Three months ended June 30, 2009			Three months ended June 30, 2008			Three months ended June 30, 2009 over 2008
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales

Milk powder	4,519	32,073	77.9	2,438	18,131	48.6	2,081	13,942	76.9
Raw milk powder	1,720	4,184	10.2	4,444	16,953	45.4	(2,724)	(12,769)	(75.3)
Soybean powder	977	2,029	4.9	369	753	2.0	608	1,276	169.5
Rice cereal	283	1,699	4.1	178	1,027	2.8	105	672	65.4
Walnut products	171	829	2.0	92	450	1.2	79	379	84.2
Other	35	372	0.9	-	-	-	35	372	100.0
Total	7,705	41,186	100.0	7,521	37,314	100.0	184	3,872	10.4

In the three month period ended June 30, 2009, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	Three Months Ended June, 30
	2009	2008
Sales revenues (in thousands)	$41,186	$37,314
Total sales volume (kilograms in thousands)	7,705	7,521
Average selling prices/kilogram (in thousands)	$5.35	$4.96

The increase in average sales price per kilogram, as reflected in the table, is primarily attributable to a shift in product mix resulting from a significant increase in sales of milk powder, a higher end product.  The following table reflects the average sales price per kilogram by product for the three month period ended June 30, 2009 and 2008, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Three Months ended June 30		Percentage
Product	2009	2008	Change
Milk powder	$7.10	$7.44	(4.6)
Raw milk powder	2.43	3.81	(36.2)
Soybean powder	2.08	2.04	2.0
Rice cereal	6.00	5.77	4.0
Walnut products	4.85	4.89	(0.8)
Other	10.63	-	100.0
Total	$5.35	$4.96	7.9

The average selling price per kilogram for milk powder, our primary product, decreased by 4.6% from $7.44 in the three month period ended June 30, 2009 to $7.10 in the three month period ended June 30, 2008.  This decrease was primarily attributable to increased sales promotional activities, including our provision of sales rebates to distributors to compete with promotional activities of other dairy companies and to facilitate the clearance of our inventories packaged prior to the effectiveness in June 2009 of new PRC labeling requirements for dairy products.

Cost of Goods Sold
Our cost of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs and shipping and handling costs for the products sold.  Cost of goods sold decreased approximately $7.8 million, or 31.3%, from approximately $24.8 million for the three month period ended June 30, 2008 to approximately $17.1 million for the three month period ended June 30, 2009.  This decrease was primarily attributable to a decrease of approximately $3.7 million, or 24%, in the cost of fresh milk.

Gross Profit Margin
Our gross profit margin increased from 33.5% for the three month period ended June 30, 2008 to 58.6% for the three month period ended June 30, 2009. This increase was primarily attributable to an increase in our sales quantities of milk powder and a decrease in sales quantities of raw milk powder, which has a lower gross profit margin than milk powder. We plan to continue monitoring how our competitors attempt to reclaim market share following the melamine crisis, pursuing strategic market opportunities to maintain and expand our sales of higher margin products, and strengthening our premium quality brand awareness and distribution reach.

Operating and Administrative Expenses
Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses increased by approximately $10.7 million, or 86.3%, from approximately $12.3 million in the three month period ended June 30, 2008 to approximately $23.0 million in the three month period ended June 30, 2009. This increase was primarily attributable to an increase of approximately $11.4 million, or 122.8%, in sales and marketing expenses from approximately $9.3 million for the three month period ended June 30, 2008 to approximately $20.7 million for the three month period ended June 30, 2009, offset by a decrease of approximately $0.7 million, or 24.2%, in general and administrative expenses from approximately $3.1 million for the three month period ended June 30, 2008 to approximately $2.3 million for the three month period ended June 30, 2009.  Increased operating and administrative expenses relate to our efforts to expand our distribution network, market share, and awareness of our premium quality products throughout China and the grant of performance stock options under our 2009 Stock Incentive Plan, or our 2009 Plan.

Income from Continuing Operations
As a result of the foregoing, our income from continuing operations increased by approximately $0.9 million, or 603.7%, from approximately $0.2 million in the three month period ended June 30, 2008 to approximately $1.1 million in the three month period ended June 30, 2009.

Other Income (Expenses)
Our other income (expenses) consists primarily of interest income, interest and finance costs, amortization of deferred charges, registration rights penalty, gain on derivatives, gain on sale of a subsidiary, government subsidies and tax refunds, and other income and expense accounts.  Other income (expenses) increased approximately $0.4 million from approximately $4.1 million for the three month period ended June 30, 2008 to approximately $4.5 million for the three month period ended June 30, 2009.  The increase was primarily attributable to a decrease in interest and finance costs of approximately $3.3 million, or 64.1%, from approximately $5.1 million for the three month period ended June 30, 2008 to approximately $1.8 million for the three month period ended June 30, 2009 and an increase of government tax refund of approximately $2.7 million, or 81.7%, from approximately $3.3 million for the three month period ended June 30, 2008 to approximately $6.0 million or the three month period ended June 30, 2009, offset in part by a decrease in gain on derivatives from approximately $6.7 million for the three month period ended June 30, 2008 to $0 for the three month period ended June 30, 2009.

Income Tax Expense
We are subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC.  We recorded a provision for income tax of $1.3 million and $0.9 million for the three months ended June 30, 2009 and 2008, respectively.  The income tax expense is comprised primarily of enterprise income taxes related to the business operations of our PRC subsidiaries.  The increase of approximately $0.4 million in our income tax expense resulted from an increase in our income subject to PRC tax.

We have cumulatively accrued approximately $0.7 million for estimated interest and penalties related to unrecognized tax benefits at June 30, 2009.  For the three months ended June 30, 2009, we recorded $85,000 of estimated interest and penalties.

Net Income from Discontinued Operations
As further explained below under “—Ausnutria Transaction,” due to the completion of the sale of our subsidiary, Heilongjiang Moveup Co., Limited, or Moveup, in May 2009, Moveup’s accounts are reflected in our financial statements as discontinued operations.  Our net income from discontinued operations increased by approximately $1.9 million, or 142.7%, from approximately $1.4 million for the three month period ended June 3 0, 2008 to net income from discontinued operations of approximately $3.3 million for the three month period ended June 30, 2009.

Cumulative Currency Translation Adjustments
Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments decreased by approximately $4.5 million, or 98.6%, from approximately $4.5 million in the three month period ended June 30, 2008 to approximately $63, 000 in the three month period ended June 30, 2009.

Comparison of Six Month Periods Ended June 30, 2009 and 2008

Total Comprehensive Income
Total comprehensive income increased by approximately $11.5 million, or 47.5%, from approximately $24.3 million for the six month period ended June 30, 2008 to approximately $35.8 million for the six month period ended June 30, 2009.  This in crease was primarily attributable to an increase of approximately $78.6 million, or 102.9%, in sales, offset in part by an increase of approximately $8.9 million, or 17.9%, in cost of goods sold, a decrease of approximately $11.9 million, or 97.3%, in cumulative currency translation adjustments, an increase of approximately $41.9 million, or 193.3%, in total operating expenses and a decrease of approximately $3.9 million in other income (expenses), or 48.3%.  Our gross profit margin increased from 35.3% for the six month period ended June 30, 2008 to 62.4% for the six month period ended June 30, 2009.

Sales
Sales increased by approximately $78.6 million, or 102.9%, from approximately $76.4 million for the six month period ended June 30, 2008 to approximately $15 5.0 million for the six month period ended June 30, 2009.  This increase was primarily attributable to expanding our market areas and distribution network throughout China, increased demand for high quality products and strong market acceptance of these products, as well as an increase in sales quantities of several high profit margin products. We believe this increase also reflects our success in capitalizing on market opportunities presented to us primarily during the first quarter of 2009 because, unlike many of our competitors, our products were not involved in the melamine crisis at the end of 2008. We believe we have increased our market shares for infant milk powder since the third quarter of 2008 while many competitor have been aggressively attempting to reclaim market share following the melamine crisis.

The following table sets forth information regarding the sales of our principal products during the six month periods ended June 30, 2009 and 2008:

	Six months ended June 30, 2009			Six months ended June 30, 2008			Six months ended June 30, 2009 over 2008
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales

Milk powder	17,345	139,629	90.1	6,444	43,838	57.4	10,901	95,791	218.5
Raw milk powder	2,426	6,194	4.0	7,212	27,652	36.2	(4,786)	(21,458)	(77.6)
Soybean powder	1,681	3,476	2.2	881	1,785	2.3	800	1,691	94.7
Rice cereal	650	3,927	2.5	422	2,310	3.0	228	1,617	70.0
Walnut products	299	1,410	1.0	161	830	1.1	138	580	69.9
Other	35	372	0.2	-	-	-	35	372	100.0
Total	22,436	155,008	100.0	15,120	76,415	100.0	7,316	78,593	102.9

In the six month period ended June 30, 2009, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	2009	2008
Sales revenues (in thousands)	$155,008	$76,415
Total sales volume (kilograms in thousands)	22,436	15,120
Average selling prices/kilogram (in thousands)	$6.91	$5.05

The increase in average sales price per kilogram, as reflected in the table, is primarily attributable to a shift in product mix resulting from a significant increase in sales of milk powder, a higher end product, coupled with an increase in the sales price of milk powder products.  The following table reflects the average sales price per kilogram by product for the six month period ended June 30, 2009 and the six month period ended June 30, 2008, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Six Months ended June 30		Percentage
	2009	2008	Change
Product
Milk powder	$8.05	$6.80	18.4
Raw milk powder	2.55	3.83	(33.4)
Soybean powder	2.07	2.03	2.0
Rice cereal	6.04	5.47	10.4
Walnut products	4.72	5.16	(8.5)
Other	10.63	-	100.0
Total	$6.91	$5.05	36.8

Cost of Goods Sold
Cost of goods sold increased approximately $8.9 million, or 17.9%, from approximately $49.4 million for the six month period ended June 30, 2008 to approximately $58.3 million for the six month period ended June 30, 2009.  This increase was primarily attributable to a general increase in sales, offset in part by a decrease of approximately $10.0 million, or 27.0%, in the cost of fresh milk.

Gross Profit Margin
Our gross profit margin increased from 35.3% for the six month period ended June 30, 2008 to 62.4% for the six month period ended June 30, 2009. This increase was primarily attributable to an increase in our sales quantities of milk powder and a decrease in sales quantities of raw milk powder, which has a lower gross profit margin than milk powder.

Operating and Administrative Expenses
Our total operating expenses increased by approximately $41.9 million, or 193.3%, from approximately $21.7 million in the six month period ended June 30, 2008 to approximately $63.6 million in the six month period ended June 30, 2009. This increase was primarily attributable to an increase of approximately $35.5 million, or 211.9%, in sales and marketing expenses from approximately $16.8 million for the six month period ended June 30, 2008 to approximately $52.3 million for the six month period ended June 30, 2009, and an increase of approximately $6.4 million, or 129.8%, in general and administrative expenses from approximately $4.9 million for the six month period ended June 30, 2008 to approximately $11.3 million for the six month period ended June 30, 2009.  Increased operating and administrative expenses relate to our efforts to expand our distribution network, market share, and awareness of our premium quality products throughout China and the grant of performance stock options under our 2009 Plan.

Income from Continuing Operations
As a result of the foregoing, our income from continuing operations increased by approximately $27.8 million, or 525.6%, from approximately $5.3 million in the six month period ended June 30, 2008 to approximately $33.1 million in the six month period ended June 30, 2009.

Other Income (Expenses)
Other income (expenses) decreased approximately $3.9 million from other income of approximately $8.1 million for the six month period ended June 30, 2008 to approximately $4.2 million for the six month period ended June 30, 2009.  The decrease was primarily attributable to a decrease in gain on derivatives from approximately $15.7 million for the six month period ended June 30, 2008 to $0 for the six month period ended June 30, 2009, offset in part by a decrease in interest and finance costs of approximately $7.0 million, or 67.1%, from approximately $10.4 million for the six month period ended June 30, 2008 to approximately $3.4 million for the six month period ended June 30, 2009, an increase in government subsidies and tax refunds of approximately $2.9 million, or 74.2%, from approximately $3.9 million for the six month period ended June 30, 2008 to approximately $6.7 million for the six month period ended June 30, 2009, and decrease in registration rights penalty of approximately $1.4 million, or 100%, which we only incurred in the six month period ended June 30, 2008.

Income Tax Expense
We recorded a provision for income tax of $5.2 million and $2.6 million for the six months ended June 30, 2009 and 2008, respectively.  The income tax expense is comprised primarily of enterprise income taxes related to the business operations of our PRC subsidiaries.  The increase of approximately $2.6 million in our income tax expense resulted from an increase in our income subject to PRC tax.

As of June 30, 2009, unrecognized tax benefits approximated $4.9 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $3.2 million at June 30, 2009.

We have cumulatively accrued approximately $0.8 million for estimated interest and penalties related to unrecognized tax benefits at June 30, 2009.  For the six months ended June 30, 2009, we recorded $0.2 million of estimated interest and penalties.

Net Income from Discontinued Operations
Our net income from discontinued operations increased by approximately $1.9 million, or 143.3%, from approximately $1.4 million for the six month period ended June 30, 2008 to net income from discontinued operations of approximately $3.3 million for the six month period ended June 30, 2009.

Cumulative Currency Translation Adjustments
Our cumulative currency translation adjustments decreased by approximately $11.9 million, or 97.2%, from approximately $12.3 million in the six month period ended June 30, 2008 to approximately $339,000 in the s ix month period ended June 30, 2009.

Liquidity and Capital Resources

We had retained earnings of approximately $89.5 million at June 30, 2009 and $54.1 million at December 31, 2008.  As of June 30, 2009, we had cash and cash equivalents of approximately $42.2 million and total current assets of approximately $159.6 million.  As of June 30, 2009, we had a working capital deficit of approximately $15.7 million, partially attributable to our agreement to repurchase our 1% Guaranteed Senior Secured Convertible Notes due 2012, or the 2012 Notes, which we plan to repurchase in full using the proceeds from a private financing discussed below under “Other Factors Affecting our Liquidity and Capital Resources — Common Stock Financing.” We have financed our activities to date principally from cash generated from operations, the proceeds from sales of convertible notes, and the proceeds from sale of a subsidiary.

Our summary cash flow information is as follows:

	Six Months Ended June 30
Net cash (used in) provided by:	2009	2008
	($ in thousands)
Operating activities	19,495	4,225
Investing activities	7,316	(17,917)
Financing activities	963	8,572

Net Cash Provided by Operating Activities
Net cash provided by operating activities increased approximately $15.3 million, from approximately $4.2 million in the six month period ended June 30, 2008 to approximately $19.5 million in the six month period ended June 30, 2009.  This increase was primarily attributable to an increase in net income from continuing operations of approximately $21.4 million, a decrease in trade receivables of approximately $15.0 million and a decrease in gain on derivatives of approximately $15.7 million. This increase was offset in part by an increase in inventories of approximately $5.0 million, a decrease in prepayments and other assets of approximately $2.6 million, an increase in other receivables of approximately $3.1 million, an increase in due from related parties of approximately $2.5 million, a decrease in accounts payable and accrued expenses of approximately $10.3million, a decrease in interest expense from accrual of guaranteed redemption value of approximately $7.4 million, and a decrease in other payable of approximately $3.5 million.

Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities increased approximately $25.2 million, from net cash used in investing activities of approximately $17.9 million in the six month period ended June 30, 2008 to net cash provided by investing activities of approximately $7.3 million in the six month period ended June 30, 2009.  This increase was primarily attributable to proceeds from sale of a subsidiary of approximately $39.0 million, a decrease in short term notes and loans receivable of approximately $8.5 million and an increase of approximately $13.2 million in purchase of property and equipment. This increase was offset in part by a decrease in purchase of biological assets of approximately $1.3 million, cash used in purchase of Longjiang dairy operation of approximately $3.3 million and a decrease in time deposit of approximately $8.4 million.

Net Cash Provided by Financing Activities
Net cash provided by financing activities decreased approximately $7.6 million, from net cash provided by financing activities of approximately $8.6 million in the six month period ended June 30, 2008 to net cash provided by financing activities of approximately $1.0 million in the six month period ended June 30, 2009.  This decrease was primarily attributable to an increase of approximately $27.0 million in repayment of short term debt. This decrease was offset in part by an increase of approximately $9.3 million in proceeds from short term notes and loans payable and repayment and an increase of approximately $9.8 million in proceeds from long term debt.

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

On November 12, 2008, we entered into an agreement with the holders of the 2009 Notes pursuant to which we agreed to issue to such holders an aggregate amount of 216,639 shares of our common stock and such holders waived claims to additional payments under the registration rights agreement relating to the 2009 Notes. As of August 12, 2009, the conversion price of the 2009 Notes and the exercise price for the warrants was $14.50 per share, and approximately $13.2 million in principal amount of the 2009 Notes had been converted into 1,120,280 shares of our common stock.

1.00% Guaranteed Senior Secured Convertible Notes Due 2012
On November 12, 2008, we entered into a supplemental indenture with respect to the 2012 Notes. The supplemental indenture grants each holder of the 2012 Notes the option to elect that we repurchase all or any portion of such holder’s 2012 Notes, at a repurchase price of 115% of the principal amount of 2012 Notes for which such holder elected early repurchase.  On November 13, 2008, the holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligates us to repurchase the 2012 Notes for an aggregate amount of $92.0 million in accordance with the terms and conditions of the supplemental indenture.  Accordingly, we have paid $45,999,999 to the holders of the 2012 Notes, of which $11,000,000 was paid in November 2008, $4,333,333 was paid in January 2009, $15,333,333 was paid in April 2009, and $15,333,333 was paid in July 2009, and we are obligated to pay the remaining $46.0 million by October 15, 2009.  As part of the first repurchase payment, we also paid $407,000 in accrued and unpaid interest and accrued registration rights penalty to holders of the 2012 Notes.  As a result of the repurchase election, interest on all 2012 Notes ceased to accrue after November 13, 2008 and the 2012 Notes may not be converted into shares of our common stock, subject to our making the required repurchase payments. Holders of the 2012 Notes are entitled to all other rights and privileges as holders of the 2012 Notes until the required repurchase payments are paid in full.  Costs of $123,354 associated with the 2012 Notes restructuring were capitalized as a deferred charge and are shown as an other asset in the condensed consolidated balance sheets. These costs are amortized over the term of the restructured 2012 Notes.  Amortization of $33,914 and $0 was charged to expense during the three months ended June 30, 2009 and 2008, respectively, and amortization of $67,828 and $0 was charged to expense during the six months ended June 30, 2009 and 2008, respectively.

Our failure to make the required repurchase payment on October 15, 2009 would not constitute an event of default under the indentures.  However, if we fail to make the payment within 15 days of the missed payment date, certain waivers granted to us under the supplemental indenture, described below, will terminate, interest will recommence accruing on the 2012 Notes, and the holders of the 2012 Notes could exercise their conversion rights under the indentures.

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

Other Factors Affecting our Liquidity and Capital Resources

Expansion Strategy
We believe the market for dairy products in China is growing rapidly, including the market for high quality dairy products.  Our growth strategy involves capturing as much of this market as possible during this rapid growth phase.  To implement this strategy we plan to expand our production capabilities by investing in world-class production processes, to enhance our distribution capabilities into first-tier PRC markets, to strengthen our premium quality brand awareness, and to strategically align sourcing, production and distribution by region.  Our expansion strategy will require the continued retention and investment of our earnings from operations and, we believe, additional funding from private debt and equity financing.  In general, the commitment of funds to the acquisition or construction of plant and equipment tends to impair liquidity.  However, we believe that because of the upward trend in our revenues in recent years, even if this trend levels off, our income from operations coupled with such additional financing should provide sufficient liquidity to meet our needs.  Based upon our short term liabilities, we believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.  In the event of an unanticipated shortfall, we have access to a line of credit with the China Construction Bank and other Chinese banks to fund our operations.  We have credit facilities in place with an aggregate limit of approximately $36.5 million provided by two banks in the PRC.

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

In February 2008, we made a deposit payment of approximately $1.4 million to Ausnutria Holding Co., Ltd., which indirectly owns Ausnutria, in connection with our efforts to resolve the incomplete transactions in 2007. Although Moveup had obtained certain preliminary government approvals in connection with the proposed Ausnutria acquisition, other government approvals had not been obtained, and the sellers failed to comply with certain closing conditions under the equity purchase agreement. The transaction did not close and we entered into renegotiations.  In connection with this transaction, total deposit for investment of $31,586,473 was recorded in the financial records of Moveup as of December 31, 2008.

On December 16, 2008, we and Ausnutria’s owners entered into a letter of intent to unwind the transactions.  In considering an orderly way to do so under PRC law, the parties concluded that it would be more efficient to sell all of the business activities and operations of Moveup, rather than attempt to have the applicable government authorities cancel the approvals granted to Moveup.  Selling Moveup also provided an orderly mechanism for returning to us the approximately $31 million in consideration we had paid to Ausnutria in 2007 and 2008, plus an amount reflecting a settlement from Ausnutria’s owners for their failure to complete the transactions.  Accordingly, the prior transactions to acquire Ausnutria were effectively cancelled and Moveup is reflected in our consolidated financial statements as a discontinued operation.  On February 18, 2009, we, through our subsidiary Heilongjiang Feihe Dairy Co., Limited, or Feihe Dairy, entered into a new equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, one of our directors and Vice President of Finance of Feihe Dairy, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for aggregate consideration of approximately $43.3 million.  We received approximately $11.0 million from the purchasers, including approximately $4.4 million in 2008 and approximately $6.6 million in January 2009, and the second tranche of approximately $32.3 million was deposited into an escrow account to be released to Feihe Dairy and Mr. Liu upon satisfaction of the closing conditions under the agreement, including completion of the application for amendment of shareholders with the local counterpart of the State Administration of Industry and Commence in Kedong County, Heilongjiang Province, China.  In May 2009, the second tranche of approximately $32.3 million was released to Feihe Dairy and Mr. Liu.

Longjiang Feihe Acquisition
In January 2009, our subsidiary Gannan Flying Crane Dairy Products Co., Limited, or Gannan Feihe, entered into a letter of intent with Heilongjiang Xin Tian Dairy Co., Ltd., or Xin Tian, to acquire Xin Tian’s dairy operation located in Longjiang County, Heilongjiang Province, China, or Longjiang Feihe, for approximately $4.4 million, payable in three tranches.  Approximately $2.2 million was paid on January 12, 2009. The second payment in the amount of approximately $1.1 million is due on or before June 30, 2009 and the remaining amount of approximately $1.1 million is due on or before December 31, 2009.

In January 2009, Gannan Feihe entered into an agreement with the Government of Longjiang County, Heilongjiang Province, China, to provide subsidy support, subject to certain provisions, to Gannan Feihe for its planned acquisition of Longjiang Feihe.  The agreement provides that we will receive aggregate subsidies of approximately $4.4 million, payable in three tranches.  We received approximately $2.2 million in January 2009 and approximately $1.1 million in June 2009, and the remaining amount of approximately $1.1 million is due on or before December 31, 2009.

Common Stock Financing
On August 11, 2009, we entered into a subscription agreement with Sequoia Capital China Growth Fund I, L.P. and certain of its affiliates, or the Purchasers, pursuant to which we agreed to issue 2,100,000 shares of our common stock for an aggregate purchase price of $63.0 million.  The aggregate purchase price includes $47.0 million in cash and the conversion of a $16.0 million bridge loan we previously received from the Purchasers on July 29, 2009. We plan to use the proceeds from the transaction to repurchase the $46.0 million in our 2012 Notes, which if we fail to repurchase by October 15, 2009 may adversely impact on us.  See “Part II — Item 1A — Risk Factors — Our failure to repurchase the 2012 Notes pursuant to the supplemental indenture could adversely affect our business and financial condition.”

The subscription agreement contains customary representations, warranties, covenants and indemnification provisions.  The transaction is expected to close on or around August 27, 2009, although there can be no assurance that the transaction will be completed on the proposed terms or at all.  Each party’s obligation to complete the transaction remains subject to the satisfaction or waiver of various conditions, including the execution and delivery of a registration rights agreement.  The registration rights agreement would require us to file within 15 days after the closing date a registration statement covering the resale of the securities issued or issuable pursuant to the subscription agreement.  The registration rights agreement would also grant demand and piggy-back registration rights to the Purchasers.

In the subscription agreement, we agreed that the Purchasers may nominate Neil Shen to our board of directors, or another representative designated by the Purchasers reasonably acceptable to our board of directors and its Nominating/Corporate Governance Committee, and to nominate and recommend that our shareholders elect such nominee to our board of directors.

In the subscription agreement, we also agreed, for a period of approximately three years following the closing date, not to issue new shares of our common stock at a price below $30.00 per share (as adjusted for stock splits, dividends, and similar events) without the prior written consent of a majority in interest of the Purchasers, subject to certain exceptions.  In addition, we agreed to grant each of the Purchasers a participation right to purchase up to such person’s pro rata share of any new securities we may, from time to time, propose to issue after the closing date, subject to certain exceptions.  If we fail to meet certain earnings per share targets for 2009 and 2010, we have agreed to issue additional shares of our common stock to the Purchasers in proportion to the amount by which we fail to meet the target, up to a maximum amount of 525,000 shares (as adjusted for stock splits, dividends, and similar events).  If the average of closing prices of our common stock for the fifteen trading days commencing on the third anniversary of the closing date is less than $39.00 (as adjusted for stock splits, dividends, and similar events), the Purchasers will have the right to cause us to repurchase all (but not less than all) of the securities acquired by the Purchaser in connection with the agreement.  The repurchase price would be 100% of the initial purchase price (as adjusted for stock splits, dividends, and similar events) if the 2009 and 2010 earnings per share targets are met, or 130% of such price if such targets are not met.

We and the Purchasers may terminate the subscription agreement prior to closing in certain circumstances.  We have agreed to pay a termination fee to the Purchasers in an aggregate amount of $800,000 if all closing conditions under the agreement have been satisfied, the Purchasers have tendered an irrevocable offer to us to purchase the shares in accordance with the agreement by August 31, 2009, and we fail to consummate the closing.  The Purchasers have agreed to pay a termination fee to us in an aggregate amount of $800,000 if we have satisfied our conditions to closing under the agreement and the Purchasers fail to consummate the closing and to purchase and pay for the securities within three business days.

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

Estimates of allowances for bad debts – We must periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances. We perform this review quarterly, and in determining the allowances, a number of factors are considered, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry.  As a result of this review, we have increased our estimated allowance for bad debts by $321,714 for the six months ended June 30, 2009 and increased it by $641,218 for the year ended December 31, 2008.   Although our write-offs of bad debts have been minimal in recent years and we have no write-offs in the 2009 fiscal year, events and circumstances could occur that would require that we increase our allowance in the future.

Estimate of the useful lives of property and equipment and biological assets – We must estimate the useful lives and residual values of our property and equipment and biological assets. We must also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the six month period ended June 30, 2009 and the year ended December 31, 2008.

Inventory – We value inventories at the lower of cost or market value.  We determine the cost of inventories using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition.  We must determine whether we have any excessive, slow moving, obsolete or impaired inventory.  We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions.  We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value.  If actual market conditions change, additional provisions may be required.  In addition, we may write off some provisions if we later sell some of the subject inventory.  As a result of these reviews, we reduced our estimated reserve for obsolescence by $127,690 for the six months ended June 30, 2009 and reduced it by $217,045 for the year ended December 31, 2008.

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

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed. Revenue is shown net of sales returns, which amounted to less than 0.21% and 0.10% of total sales for the three months and six months ended June 30, 2009, respectively, and net of sales rebates, which is determined based on our distributors’ sales volumes.

Share-based compensation – Share-based compensation to employees is measured by reference to the fair value of the equity instrument as at the date of grant using the Black-Scholes model, which requires assumptions for dividend yield, expected volatility and expected life of stock options.  The expected life of stock options is estimated by observing general option holder behavior.  The assumption of the expected volatility has been set by reference to the implied volatility of our shares in the open market and historical patterns of volatility.

Performance and service vesting conditions attached to the options are included in assumptions about the number of shares that the option holder will ultimately receive.  On a regular basis we review the assumptions made and revise the estimates of the number of options expected to be settled, where necessary.

In connection with the 2,073,190 performance stock options granted to certain employees on May 7, 2009, the fair value of the option awards was estimated on the date of grant to be $22,106,218, of which $742,673 was recorded as compensation expense in the three and six months ended June 30, 2009, in accordance with the graded vesting attribution method.  The valuation was based on the assumptions noted in the following table.

Expected volatility	74.94%
Risk-free rate	2.27%
Expected dividends	0%
Expected term (in years)	5.2

Significant differences in employee option activity and market performance may materially affect future compensation expense.

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

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rate at December 31, 2008 was approximately 6.8 Renminbi to 1 U.S. dollar.  The exchange rate at June 30, 2009 was approximately 6.8 Renminbi to 1 U.S. dollar.  The exchange rate is currently permitted to float within a very limited range.

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

During our review of our financial statements and results for the year ended December 31, 2008, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, identified several internal control matters that constitute material weaknesses and significant deficiencies, which we view as an integral part of our disclosure controls and procedures.  Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at December 31, 2008 or June 30, 2009.  These weaknesses and deficiencies are discussed below under “—Management’s Report on Internal Control Over Financial Reporting.”

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

During our review of our financial statements and results for the year ended December 31, 2008 and for the quarter ended June 30, 2009, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, and concluded that these controls were not effective at December 31, 2008 or June 30, 2009.  As a result of that assessment, we identified the following internal control matters that constitute material weaknesses or significant deficiencies:

•	Material weaknesses in our internal controls over financial reporting:

o
Financial statement review procedures – We did not establish review procedures and retain qualified personnel to ensure the financial statements were prepared in compliance with GAAP and SEC disclosure requirements, including the proper classification of cash flow items and discontinued operations.  In addition, we did not adequately review GAAP adjustment procedures, our disclosure reporting process and our consolidated financial statements preparation processes.

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

Remediation Plan
We are devoting significant resources to remediating and improving our internal controls, including hiring additional accounting, internal audit and finance staff, engaging consultants to assist with these functions, upgrading our systems, and implementing additional financial and management controls, reporting systems and procedures.  These measures cost us an aggregate of approximately $689,800 as of August 13, 2009, are not expected fully to remediate our material weaknesses until at least December 31, 2009, and may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.  These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.  If we are unable to remediate successfully these material weaknesses and significant deficiencies in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

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

We incur significant legal, accounting, insurance and other expenses as a result of being a public company.  For example, laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules related to corporate governance and other matters subsequently adopted by the SEC and the NYSE, result in substantial costs to us, including legal and accounting costs, and may divert our management’s attention from other matters that are important to our business.  Compliance with Section 404 of SOX requires that our management annually assess the effectiveness of our internal control over financial reporting and that our independent auditors report on management’s assessment.  During our review of our financial statements and results for the year ended December 31, 2008 and the quarter ended June 30, 2009, our management identified several internal control matters that constitute material weaknesses and significant deficiencies and, consequently, has concluded that our internal control over financial reporting was not effective at December 31, 2008 or June 30, 2009.  In addition, management has concluded, based primarily on the identification of the material weaknesses and significant deficiencies, that our disclosure controls and procedures were not effective at June 30, 2009.  See “Part I—Item 4—Controls and Procedures” above.  Material weaknesses in our internal controls over financial reporting related to financial statement review procedures, accounting treatment for routine and non-routine transactions, our internal audit function, and our untimely assessment of our internal controls over financial reporting.  Significant deficiencies in our internal controls over financial reporting related to period-end closing procedures, access to administrative and accounting systems, documentation of accounts receivable transfers and promoters expenses, and division of treasury and accounting duties.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  A “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  We are devoting significant resources to remediating and improving our internal controls, including hiring additional accounting, internal audit and finance staff, engaging consultants to assist with these functions, upgrading our systems, and implementing additional financial and management controls, reporting systems and procedures.  These measures cost us an aggregate of approximately $689,800 as of August 13, 2009, are not expected fully to remediate our material weaknesses until at least December 31, 2009, and may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.  These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.  If we are unable to remediate successfully these material weaknesses and significant deficiencies in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

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

Our products compete with other premium quality dairy brands as well as less expensive, non-premium brands. Our products face competition from non-premium producers distributing in our marketing area and other producers packaging their products in our marketing area. Many of our competitors are well established, have greater financial, marketing, personnel and other resources, have more established distribution channels into major markets, and have products that have gained wide customer acceptance in the marketplace. Our largest competitors are multinational dairy companies and dairies owned by the government of China.  The greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to advertising efforts by us. The dairy industry in China is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. We may be unable to compete successfully or our competitors may develop products which have superior qualities or gain wider market acceptance than ours.

We face the potential risk of product liability associated with food products.

We face the risk of liability in connection with the sale and consumption of dairy products and other products should the consumption of such products cause injury, illness or death. Such risks may be particularly great in a company undergoing rapid and significant growth. The successful assertion of product liability claims against us could result in potentially significant monetary damages, divert management resources and require us to make significant payments and incur substantial legal expenses. We do not currently maintain product liability insurance. Any insurance that we may obtain in the future may be insufficient to cover potential claims or the level of insurance coverage needed may be unavailable at a reasonable cost. Even if a product liability claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim and our brand image and reputation would suffer. Finally, serious product quality concerns could result in governmental action against us, which, among other things, could result in mandatory recalls of our products, the suspension of production or distribution of our products, loss of certain licenses, or other governmental penalties, including possible criminal liability.

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

We are subject to extensive regulation by China’s Agricultural Ministry, and by other provincial and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of our products.  For instance, in June 2009, regulatory requirements became effective in China requiring new package labeling for dairy products, which we believe impacted our sales cycles during the three months ended June 30, 2009.  Other applicable laws and regulations governing our products may include nutritional labeling and serving size requirements. Our processing facilities and products are subject to periodic inspection by national, provincial and local authorities. We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to our operations. Nevertheless, we may fall out of substantial compliance with current laws and regulations or may be unable to comply with any future laws and regulations. To the extent that new regulations are adopted, we will be required, possibly at considerable expense, to adjust our activities in order to comply with such regulations. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and finances.

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

China has faced rising inflation in recent years. The government of China undertook various measures to alleviate the effects of inflation, especially with respect to key commodities.  In January 2008, the PRC National Development and Reform Commission announced national price controls on various products, including milk.  Similarly, the government of China may conclude that the prices of infant formula or other of our products are too high and may institute price controls that would limit our ability to set prices for our products as we might wish.  The government of China has also encouraged local governments to institute price controls on similar products.  Such price controls could adversely affect our future results of operations and, accordingly, the price of our common stock.

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

In order for our China subsidiaries to pay dividends to us, a conversion of Renminbi into U.S. dollars is required, which, if not permitted by the PRC government, would interrupt our cash flows. Under current PRC law, the conversion of Renminbi into foreign currency for capital account transactions generally requires approval from SAFE and, in some cases, other government agencies. Government authorities may impose restrictions that could have a negative impact in the future on the conversion process and upon our ability to meet our cash needs and to pay dividends to our shareholders. Although our subsidiaries’ classification as wholly foreign-owned enterprises, or WFOEs, under PRC law permits them to declare dividends and repatriate their funds to us in the United States, any change in this status or the regulations permitting such repatriation could prevent them from doing so.  Any inability to repatriate funds to us would in turn prevent us from utilizing our PRC cash to pay creditors in U.S. dollars or other currencies or to pay dividends to our shareholders.

Fluctuations in the exchange rate between the PRC currency and the U.S. dollar could adversely affect our operating results.

The functional currency of our operations in China is the Renminbi. However, results of our operations are translated at average exchange rates into U.S. dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not currently use hedging techniques, and any hedging techniques we may use in the future may not eliminate, and may exacerbate, the effects of currency fluctuations. Thus, exchange rate fluctuations could cause our profits, and therefore our stock prices, to decline.

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

We maintain certain bank accounts in China that are not protected by FDIC insurance or other insurance. As of June 30, 2009, we held approximately $53.9 million in bank accounts in China.  If a PRC bank holding our funds experienced insolvency, it may not permit us to withdraw our funds, which would result in a loss of such funds and reduction of our net assets.

Limited and uncertain trademark protection in China makes the ownership and use of our trademark uncertain.

We have obtained trademark registrations for the use of our trade name “Feihe” as well as our “Feifan,” “Feirei,” “Feiyue,” and “Beidiqi” Chinese brands and our “Firmus” and “Babyrich” English brand names, which have been registered with the PRC Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products.  We believe our trademark is important to the establishment of consumer recognition of our products.  However, due to uncertainties in PRC trademark law, the protection afforded by our trademark may be less than we currently expect and may, in fact, be insufficient. Moreover, even if it is sufficient, in the event it is challenged or infringed, we may not have the financial resources to defend it against any challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademark could have a material adverse effect on our business, operations and finances.

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

Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, beneficially owned approximately 47.2% of our common stock as of August 10, 2009.  Our executive officers and directors as a group beneficially owned approximately 49.4% of our common stock as of August 10, 2009.  Consequently, these individuals will likely be able to determine the composition of our board of directors, retain the voting power to approve certain matters requiring shareholder approval and continue to have significant influence over our operations.  The interests of these shareholders may be different than the interests of other shareholders on these matters.  This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

As of June 30, 2009 we had approximately $207.1 million of total liabilities, which included approximately $79.5 million of outstanding principal on the 2009 Notes and the 2012 Notes, which have been restructured. See “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—1.00% Guaranteed Senior Secured Convertible Notes Due 2012” above.  Our high level of indebtedness could have important consequences, including the following:

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

We issued an aggregate principal amount of $80.0 million in 2012 Notes, approximately half of which remains outstanding.  The indentures under which the 2012 Notes were issued contain covenants restricting our operations, including restrictions on:

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

Pursuant to the supplemental indenture with respect to the 2012 Notes, holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligates us to repurchase the 2012 Notes for an aggregate amount of $92.0 million in accordance with the terms and conditions of the supplemental indenture.  Accordingly, we have paid $46.0 million to the holders of the 2012 Notes, of which $11.0 million was paid in November 2008, $4.3 million was paid in January 2009, $15.3 million was paid in April 2009, and $15.3 million was paid in July 2009, and we are obligated to pay the remaining $46.0 million by October 15, 2009.  We may not have adequate cash on hand or generate sufficient cash flows to make the repurchase payment and, even if we do, making such payments could substantially impair our liquidity and capital resources.  Additional financing sufficient to make the repurchase payment may not be available on satisfactory terms, if at all.  If we do not make the required repurchase payment on October 15, 2009, the waivers granted to us under the supplemental indenture will terminate, which will restrict our business operations, the 2012 Notes will recommence accruing interest, which will adversely affect our business and financial condition, and the holders of the 2012 Notes could exercise their conversion rights under the indentures, which may result in substantial dilution.  See “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outstanding Indebtedness—1.00% Guaranteed Senior Secured Convertible Notes Due 2012” above.

We may face significant penalties if we are unable to make securities law filings in compliance with our agreements.

In connection the issuances of with our 2009 Notes, we have granted demand, piggy-back and S-3 registration rights.  The amended registration rights agreement requires us to pay additional interest, accruing at 1.0% of the principal amount of each holder’s 2009 Notes per month, if:

•	we fail to file a registration statement by January 3, 2007;

•	we fail to file a registration statement by the three month anniversary of any demand registration notice;

•	sales of all registrable securities cannot be made pursuant to the registration statement;

•	our common stock ceases to be listed or traded in qualifying exchanges or markets;

•	a qualifying initial public offering has not occurred on or before June 30, 2009;

•	we fail to keep public information available;

•	we fail to file in a timely manner all reports and other documents we are required to file with the SEC; or

•	we fail to maintain our Exchange Act registration.

The holders of our 2009 Notes have agreed that we will only be obligated to make additional interest payments to them if a registration statement is not effective by June 30, 2009 or if we do not comply with our reporting and filing obligations under the Exchange Act after April 15, 2009.  Although the registration statement became effective on June 30, 2009, our failure to comply with our reporting and filing obligations under the Exchange Act could expose us to substantial future penalties.

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

The terms of our subscription agreement with the Purchasers may have adverse impacts on us.

On August 11, 2009, we entered into a subscription agreement pursuant to which we agreed to issue 2,100,000 shares of our common stock to the Purchasers for an aggregate purchase price of $63.0 million.  We may be unable to complete the transaction on the proposed terms or at all.  Each party’s obligation to complete the transaction remains subject to the satisfaction or waiver of various conditions, which may not be satisfied.  If we are unable to complete the transaction, alternative financing may not be available on satisfactory terms, if at all.  We plan to use the proceeds from the transaction to repurchase the $46.0 million in our 2012 Notes, which we have agreed to purchase by October 15, 2009.  Our failure to make this repurchase payment may have adverse impacts on us.  See “—Our failure to repurchase the 2012 Notes pursuant to the supplemental indenture could adversely affect our business and financial condition.”  In addition, if we refuse to complete the transaction even though all closing conditions under the agreement have been satisfied and the Purchasers have tendered an irrevocable offer to us to purchase the shares in accordance with the agreement by August 31, 2009, we must pay a termination fee to the Purchasers in an aggregate amount of $800,000.

Even if we are able to close the transaction, the subscription agreement includes several provisions that could have an adverse effect on us.  We have agreed not to issue new shares of our common stock at a price below $30.00 per share without the prior written consent of a majority in interest of the Purchasers, subject to certain exceptions, which could preclude us from raising additional funds.  In addition, if we fail to meet certain earnings per share targets for 2009 and 2010, we have agreed to issue additional shares of our common stock to the Purchasers in proportion to the amount by which we fail to meet the target, up to a maximum amount of 525,000 shares, which would result in immediate and substantial dilution to our shareholders.  Furthermore, if the average closing prices of our common stock for the fifteen trading days commencing on the third anniversary of the closing date is less than $39.00, the Purchasers will have the right to cause us to repurchase all of the securities acquired in connection with the agreement, which could significantly impact our liquidity and capital resources.

We are at risk of securities litigation.

We are at risk of being subject to securities litigation, including possible enforcement action or class action lawsuits.  Following notification by the SEC in 2007 of an informal investigation related to our former independent registered public accountants, we dismissed our former auditors, sued our former auditors, engaged new independent registered public accountants, commenced a re-audit of historical financial statements, and restated our financial statements as of and for our fiscal years ended December 31, 2005 and 2006.  Accordingly, we were unable to file Exchange Act reports for 2007 and 2008 in a timely manner.   In addition, we have restated our quarterly financial statements for the quarter ended March 31, 2009 to reclassify certain items from operating activities to investing activities, and we have amended our Form 10-K for the 2008 fiscal year to restate items in our statements of cash flows and to revise the note to our financial statements regarding quarterly operating results.  Securities class action litigation has often been brought against companies who have been unable to provide current public information or who have restated previously filed financial statements.  Such litigation is complex and could result in substantial costs, divert management’s attention and resources, and seriously harm our business, financial condition and results of operations.

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

American Dairy, Inc.

Date: August 14, 2009	By:	/s/ Leng You-Bin
Leng You-Bin Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Jonathan H. Chou
Jonathan H. Chou Chief Financial Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X