Form 10-Q
period 2009-09-30
AMERICAN DAIRY INC
filed 2009-11-16
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the registrant’s common stock as of November 10, 2009 was 21,707,376.

AMERICAN DAIRY, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

 TABLE OF CONTENTS

Unless the context otherwise requires, the terms “we,” “us,” “our,” “American Dairy,” and “the Company” refer to American Dairy, Inc., a Utah corporation, and its consolidated subsidiaries.  References to “dollars” and “$” are to United States dollars.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2009	December 31, 2008
	US$	US$

ASSETS
Current assets:
Cash and cash equivalents	43,491,803	11,785,408
Notes and loans receivable, net	-	1,493,245
Trade receivables, net of allowance of $1,002,883 and $1,311,331, respectively	32,308,418	12,275,497
Due from related parties	2,250,874	265,479
Employee receivables	199,563	307,249
Advances to suppliers	27,120,715	24,943,046
Receivable from discontinued operations	-	31,002,897
Inventories, net of allowance of $546,503 and $575,916, respectively	65,959,828	52,330,333
Prepayments and other current assets	97,218	63,711
Refundable taxes	4,135,779	488,938
Other receivables	6,138,410	4,598,359
Current assets of discontinued operations	-	12,392,384
Total current assets	181,702,608	151,946,546

Investments:
Investment in mutual funds – available for sale	118,437	77,504
Investment at cost	263,249	262,611
	381,686	340,115
Property and equipment:
Property and equipment, net	96,780,672	88,289,858
Construction in progress	62,272,749	28,847,959
	159,053,421	117,137,817
Biological assets:
Immature biological assets	35,901,697	23,784,479
Mature biological assets, net	11,589,288	1,483,355
	47,490,985	25,267,834

Other assets:
Deferred tax assets	730,491	730,490
Prepaid leases	29,367,017	29,146,748
Goodwill	2,288,380	2,282,838
Deferred charges, net	5,653	107,396
Long term assets of discontinued operations	-	31,587,018
Total assets	421,020,241	358,546,802

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Current maturities of long term debt	3,919,504	4,018,704
Convertible debt redeemable within one year	4,500,000	17,732,033
Short term debt	11,106,018	73,809,893
Notes and loans payable	39,634,714	8,055,450
Accounts payable	42,127,814	36,643,041
Accrued expenses	9,298,412	10,620,393
Income tax payable	1,367,039	1,185,528
Advances from customers	3,958,534	9,864,080
Due to related parties	594,057	1,017,399
Advances from employees	469,731	1,016,173
Accrued employee benefits	2,760,033	2,873,889
Other payable	20,076,776	19,513,681
Current liabilities of discontinued operations	-	35,063,603
Total current liabilities	139,812,632	221,413,867

Long term debt, net of current portion	19,626,770	9,146,034
Long term tax payable	5,883,747	2,750,887
Deferred income	7,695,346	8,416,492
Contingent share obligation	10,010,000	-
Long term liability of discontinued operations	-	395,176
Total liabilities	183,028,495	242,122,456
Commitments and Contingencies	-	-

Temporary equity
Redeemable ordinary shares (2,100,000 and 0 shares issued and outstanding, respectively)	53,780,010	-

Equity
Shareholders’ equity:
Ordinary shares (US$0.001 par value, 50,000,000 shares authorized; 19,183,492 and 17,253,907 issued and outstanding, respectively)	19,184	17,254
Additional paid-in capital	48,366,564	26,758,425
Ordinary share warrants	2,119,485	3,003,448
Statutory reserves	6,861,224	6,861,224
Accumulated other comprehensive income	25,780,937	25,146,055
Retained earnings	100,650,814	54,091,493
Total shareholders’ equity	183,798,208	115,877,899
Noncontrolling interests	413,528	546,447

Total equity	184,211,736	116,424,346

Total liabilities and equity	421,020,241	358,546,802

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	US$	US$	US$	US$

Sales	72,110,934	37,153,003	227,119,247	113,568,304

Cost of goods sold	35,129,532	24,685,354	93,427,854	74,119,818

Gross profit	36,981,402	12,467,649	133,691,393	39,448,486

Operating and administrative expenses:
Sales and marketing	27,455,572	15,674,769	79,771,636	32,448,651
General and administrative	5,656,116	5,248,778	16,957,199	10,165,737
Total operating expenses	33,111,688	20,923,547	96,728,835	42,614,388

Income (loss) from continuing operations	3,869,714	(8,455,898)	36,962,558	(3,165,902)

Other income (expenses):
Interest income	62,248	138,320	273,333	369,739
Interest and finance costs	(1,700,702)	(5,152,481)	(5,114,679)	(15,525,803)
Amortization of deferred charges	(33,914)	(184,897)	(101,742)	(554,691)
Registration rights penalty	-	(720,324)	-	(2,160,974)
Gain (loss) on derivatives	(790,000)	(8,692,027)	(790,000)	7,015,618
Government subsidy-tax refund (reversal)	7,895,626	(1,495,494)	14,640,034	2,375,240
Other income (expenses), net	158,410	(22,331)	852,290	421,944

Income (loss) from continuing operations before income tax expense and noncontrolling interests	9,461,382	(24,585,132)	46,721,794	(11,224,829)

Income tax expense (benefit)	(1,672,167)	(2,479,496)	3,502,574	153,879
Net income (loss) from continuing operations before noncontrolling interests	11,133,549	(22,105,636)	43,219,220	(11,378,708)

Noncontrolling interests	7,548	(14,200)	50,193	(24,402)
Net income (loss) from continuing operations	11,141,097	(22,119,836)	43,269,413	(11,403,110)
Net income from discontinued operations	-	1,963,565	3,289,908	3,315,595
Net income (loss) attributable to ordinary shareholders	11,141,097	(20,156,271)	46,559,321	(8,087,515)

Other comprehensive income (loss):
Cumulative currency translation adjustments	254,556	(3,139,688)	593,949	9,138,266
Change in fair value of available for sale investments	(2,429)	(20,159)	40,933	(99,226)

Total comprehensive income (loss)	11,393,224	(23,316,118)	47,194,203	951,525

Earnings (loss) per ordinary share – Basic
Net income (loss) from continuing operations	0.57	(1.32)	2.39	(0.67)
Net income from discontinued operations	-	0.13	0.18	0.20
Net income (loss)	0.57	(1.19)	2.57	(0.47)
Earnings (loss) per ordinary share – Diluted
Net income (loss) from continuing operations	0.52	(1.32)	2.21	(0.67)
Net income from discontinued operations	-	0.13	0.17	0.20
Net income (loss)	0.52	(1.19)	2.38	(0.47)

Weighted average ordinary shares outstanding
Basic	19,659,657	16,964,768	18,093,104	16,964,122
Diluted	21,597,188	16,964,768	19,541,775	16,964,122

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	Ordinary shares (US$0.001 par value)			Ordinary		Accumulated Other
	Number of Shares	Par Value	Additional Paid-in Capital	Share Warrants	Statutory Reserves	Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
		US$	US$	US$	US$	US$	US$	US$	US$
Balance as of January 1, 2009	17,253,907	17,254	26,758,425	3,003,448	6,861,224	25,146,055	54,091,493	546,447	116,424,346
Stock compensation expense	-	-	2,278,754	-	-	-	-	-	2,278,754
Warrant exercise	768,701	769	2,497,842	(883,963)	-	-	-	-	1,614,648
Shares issued for notes conversion	1,160,884	1,161	16,831,543	-	-	-	-	-	16,832,704
Net income	-	-	-	-	-	-	46,559,321	(50,193)	46,509,128
Sale of a subsidiary	-	-	-	-	-	-	-	(82,726)	(82,726)
Currency translation adjustments	-	-	-	-	-	593,949	-	-	593,949
Change in fair value of available for sale investments	-	-	-	-	-	40,933	-	-	40,933
Balance as of September 30, 2009	19,183,492	19,184	48,366,564	2,119,485	6,861,224	25,780,937	100,650,814	413,528	184,211,736

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2009	2008
	US$	US$

Cash flows from operating activities:
Net income (loss) before noncontrolling interests	46,509,128	(8,063,113)
Less: Net income from discontinued operations	3,289,908	3,315,595
Net income (loss) from continuing operations before noncontrolling interests	43,219,220	(11,378,708)
Adjustments to reconcile net income (loss) to operating activities:
Depreciation of property and equipment	3,962,032	3,416,207
Depreciation of biological assets	1,115,296	-
Amortization of prepaid leases	418,003	336,903
Amortization of deferred income	(10,328)	(10,332)
Loss on sale of biological assets	971,984	-
Provision for losses on receivables	(311,555)	57,762
Provision for losses on inventories	(30,789)	-
Compensation expense for option awards	2,278,754	-
Interest expense from accrual of guaranteed redemption value	-	11,602,133
Interest expense from amortization of note discounts	4,475,045	5,716,435
Gain on waived interest expense	(550,000)	-
Loss (gain) on derivatives	790,000	(7,015,296)
Amortization of deferred charges	101,742	554,690

Changes in assets and liabilities:
Increase in trade receivables, net	(19,721,366)	(8,642,846)
Increase in due from related parties	(1,985,395)	(277,476)
Decrease in receivable from discontinued operations	-	1,210,908
Decrease (increase) in employee receivables	107,686	(157,267)
Increase in inventories, net	(13,600,082)	(18,219,305)
Increase in advances to suppliers	(5,196,616)	(399,377)
(Increase) decrease in prepayments and other assets	(33,507)	2,567,262
Increase in refundable taxes	(3,646,841)	(540,199)
(Increase) decrease in other receivables	(1,454,913)	2,228,772
Increase in deferred tax assets	-	(53,629)
Increase in accounts payable and accrued expenses	6,249,416	16,816,667
(Decrease) increase in income taxes payable	(357,878)	333,172
(Decrease) increase in advances from customers	(5,905,546)	8,463,247
(Decrease) increase in due to related parties	(423,342)	628,047
(Decrease) increase in advances from employees	(546,442)	562,235
(Decrease) increase in other payable	(225,291)	1,704,917
Increase in long term tax payable	3,132,860	1,019,697
Increase in deferred income	3,579,449	4,352,033
Net cash provided by continuing operations	16,401,596	14,876,652
Discontinued operations	(2,108,429)	1,556,373
Net cash provided by operating activities	14,293,167	16,433,025

Cash flows from investing activities:
Purchase of property and equipment	(46,998,833)	(23,310,650)
Purchase and capitalized costs of biological assets	(12,932,023)	(14,627,625)
Decrease (increase) in short term notes and loans receivable	1,493,245	(1,578,251)
Decrease in time deposit	-	8,446,778
Purchase of Longjiang dairy operation	(3,287,167)	-
Proceeds from sale of a subsidiary	38,957,413	-
Proceeds from disposal of biological assets	81,785	-
Net cash used in continuing operations	(22,685,580)	(31,069,748)
Discontinued operations	-	(1,390,763)
Net cash used in investing activities	(22,685,580)	(32,460,511)

Cash flows from financing activities:
Proceeds from short term notes and loans payable	38,879,321	7,647,315
Proceeds from long term debt	10,748,531	944,182
Repayment of long term debt	(408,311)	(81,118)
Repayment of short term debt	(76,268,710)	-
Proceeds from issuance of redeemable ordinary shares	63,000,010	-
Proceeds from warrant exercise	1,614,648	6,750
Net cash provided by financing activities	37,565,489	8,517,129

Effect of exchange rate changes on cash	424,890	4,491,408
Net decrease (increase) in cash from discontinued operations	2,108,429	(165,610)

Net increase (decrease) in cash and cash equivalents	31,706,395	(3,184,559)
Cash and cash equivalents, beginning of period	11,785,408	11,057,874
Cash and cash equivalents, end of period	43,491,803	7,873,315

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	(6,100,224)	(3,058,062)
Cash received during the period for tax refund	12,183,248	5,591,256
Interest paid during the period	(1,559,026)	(1,104,162)

Non-cash investing and financing activities:
Conversion of bridge loan to redeemable ordinary shares	16,000,000	-
Conversion of convertible debt and accrued interest to ordinary shares	16,832,704	-

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

For the period ended September 30, 2009, the Company has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K for the year ended December 31, 2008.  The Company has reclassified certain 2008 balances to conform to the current period presentation.

2.           RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial statements.  The guidance established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the guidance requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements that is presented separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, the guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of the guidance resulted in the reclassification of minority interest into equity.

In December 2007, FASB issued authoritative guidance on accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The requirements are effective for fiscal years beginning after December 15, 2008.  The adoption of these requirements did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued a deferral for the fair value requirements for non-financial assets and liabilities not required to be stated at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. This deferral primarily impacts assets such as property, plant and equipment, intangible assets and goodwill upon non-recurring events such as business combinations, asset impairments and goodwill impairment, among others. The adoption of the deferral did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued new disclosure requirements for an entity’s derivative and hedging activities. These disclosure requirements are  effective for periods beginning after November 15, 2008 and the adoption of the disclosure requirements  did not have a material impact on the Company’s financial statements.

In April 2008, the FASB issued amended guidance regarding the factors an entity should consider when developing renewal or extension assumptions used in determining the useful life over which to amortize the cost of a recognized intangible asset. This guidance requires an entity to consider its own historical experience in renewing or extending similar arrangements in determining the amortizable useful life. Additionally, this guidance requires expanded disclosures related to the determination of intangible asset useful lives.  The guidance is effective for fiscal years beginning after December 15, 2008, and may impact any intangible assets the Company acquires in future transactions. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued guidance that requires an issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion to separately account for the debt and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company adopted this guidance in the first quarter of 2009 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued guidance which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends will not be returned to the entity if the employee forfeits the award. The guidance is effective for fiscal years beginning after December 15, 2008, and the interim periods within those years. Retroactive disclosure is required. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2008, the FASB ratified certain authoritative guidance regarding determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This guidance is effective for years beginning after December 15, 2008 and the adoption of the guidance did not have a material impact on the Company’s financial statements.

In July 2008, the FASB issued new guidance regarding fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The new guidance was effective for the Company beginning July 1, 2008, for certain financial assets and liabilities. The new guidance was effective for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis beginning July 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, or on circumstances that may indicate that a transaction is not orderly. This guidance also addresses when the use of multiple, or different, valuation techniques may be warranted and considerations for determining the weight that should be applied to the various techniques. The guidance is effective for the interim and annual reporting periods ending after June 15, 2009, and must be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued an accounting standard that requires a company to recognize the credit component of an other-than-temporary impairment of a fixed maturity security in earnings and the non-credit component in accumulated other comprehensive income when the company does not intend to sell the security or it is not more likely than not that the company will not be required to sell the security prior to recovery. The standard also changed the threshhold for determining when an other-than-temporary impairment has occurred on a fixed maturity security with respect to intent and ability to hold until recovery and does not change the recognition of other-than-temporary impairment for equity securities. Additional disclosures are required under the standard for fixed maturity and equity securities. The changes are effective for the interim and annual periods ending after June 15, 2009 and are to be applied to existing and new investments held by an entity as of the beginning of the period in which it is adopted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued authoritative accounting guidance on subsequent events, a topic that was previously only addressed by auditing literature. The guidance clarified that subsequent events are either recognized or non-recognized and modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued or available to be issued. Furthermore, the guidance requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date. The authoritative guidance is effective for the interim or annual financial periods ending after June 15, 2009, and should be applied prospectively. The Company has evaluated subsequent events through November 16, 2009, the date the interim financial statements were issued. Other than the transactions described in Note 20, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In June 2009, the FASB amended the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them, and it changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB amended the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes a prior exception to consolidation. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment is not expected to have a material impact on the Company’s financial statements.

In July 2009, the FASB adopted the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards documents, with a few grandfathered exceptions, are superseded as described in FASB Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” All other accounting literature not included in the Codification is nonauthoritative.

3.           TAXATION

The provision for income taxes is comprised of the Company’s current tax liability and change in deferred income tax assets and liabilities. Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

The Company recorded a provision (benefit) for income tax of approximately $(1.7) million and $(2.5) million for the three month periods ended September 30, 2009 and 2008, respectively, and $3.5 million and approximately $154,000 for the nine month periods ended September 30, 2009 and 2008, respectively.  The income tax expense is comprised primarily of enterprise income taxes related to the business operations of the Company’s subsidiaries in the People’s Republic of China (the “PRC”).  The increase of approximately $0.8 million in the three month periods and increase of approximately $3.3 million in the nine month periods in the Company’s income tax expense results from an increase in the Company’s income subject to PRC tax.

The effective tax rate for the three months ended September 30, 2009 decreased 27.8% from a 10.1% effective rate for the three months ended September 30, 2008 to a (17.7)% effective rate.

The effective tax rate for the nine months ended September 30, 2009 increased 8.9% from a (1.4)% effective rate for the nine months ended September 30, 2008 to a 7.5% effective rate.

4.           EARNINGS PER ORDINARY SHARE

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the three and nine months ended:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted-average shares – Basic	19,659,657	16,964,768	18,093,104	16,964,122
Effect of dilutive securities
Stock options	955,296	-	354,212	-
Warrants	403,048	-	641,878	-
Convertible notes	388,230	-	388,230	-
Performance adjustment shares	190,957	-	64,351	-
Weighted-average shares – Diluted	21,597,188	16,964,768	19,541,775	16,964,122

0 and 1,424,799 shares for the three months ended September 30, 2009 and 2008, and 0 and 1,424,799 shares for the nine months ended September 30, 2009 and 2008, respectively, of the Company’s ordinary shares attributable to the potential conversion of the 7.75% Convertible Notes due 2009 (the “2009 Notes”) were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

0 and 251,040 shares for the three months ended September 30, 2009 and 2008, and 0 and 251,040 shares for the nine months ended September 30, 2009 and 2008, respectively, of the Company’s ordinary shares attributable to the exercise of outstanding warrants, respectively, were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

5,555,556 shares for the three months ended September 30, 2008, and 5,555,556 shares for the nine months ended September 30, 2008, respectively, of the Company’s ordinary shares attributable to the potential conversion of the 1% Guaranteed Senior Secured Convertible Notes due 2012 (the “2012 Notes”) were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. The 2012 Notes were fully repaid as of October 15, 2009.

5.           LONGJIANG FEIHE ACQUISITION

On May 20, 2009, the Company’s subsidiary Gannan Flying Crane Dairy Products Co., Limited (“Gannan Feihe”) acquired a 100% interest of the dairy processing plant from Heilongjiang Xin Tian Dairy Co., Ltd, for a total cash consideration of $4,382,890, which was accounted for as a business acquisition in accordance with authoritative FASB guidance regarding accounting for business combinations.  Approximately $2.2 million was paid on January 12, 2009 and a second payment in the amount of approximately $1.1 million was paid on June 30, 2009. The remaining amount of approximately $1.1 million is due on or before December 31, 2009. The purpose of the acquisition was to expand milk production capacities in the Heilongjiang Province, China.

US$
Total purchase price	4,382,890

Fair value of identifiable assets acquired:
Property and equipment, net	3,723,297
Prepaid leases	659,593
4,382,890

As of September 30, 2009, the initial accounting for the acquisition was incomplete due to pending appraisal of identifiable assets acquired.  Therefore, the amounts recognized in the financial statements have been determined only provisionally.  No measurement period adjustments have been recognized for the nine months ended September 30, 2009.

Financial results of the acquired processing plant for the period from acquisition date to September 30, 2009, are as follows:

US$
Sales	-
Net profit	2,724,291

Disclosure of unaudited pro-forma financial information is considered impractical because there are no operational results available for the processing plant prior to acquisition.

6.           INVENTORIES, NET

The inventory amounts included in the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 comprised of:

	September 30, 2009	December 31, 2008
	US$	US$
Raw materials	15,417,318	16,193,783
Work-in-progress	36,711,021	25,322,111
Finished goods	13,831,489	10,814,439
Total inventories, net	65,959,828	52,330,333

7.           ADVANCES TO SUPPLIERS

Advances to suppliers consist primarily of advances for the purchase of dairy cows, as well as advances for advertisements, inventories and equipment, not delivered at the balance sheet date.  The Company utilizes advances to suppliers in an effort to keep future purchasing prices stable and consistent. Advances to suppliers of Heilongjiang Moveup Co., Limited (“Moveup”) in 2008 are mainly advances paid to one trade agency, the key supplier from whom all goods sold by Moveup are imported, to guarantee imports.

Advanced amounts are refundable if the transaction is not completed by the other party in accordance with the terms of the contract or agreement.  No advances to suppliers were refunded in cash, and the Company has a minimal refund history.

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

On December 16, 2008, the Group and Ausnutria’s owners entered into a letter of intent to unwind the transactions.  In considering an orderly way to do so under PRC law, the parties concluded that it would be more efficient to sell all of the business activities and operations of Moveup, rather than attempt to have the applicable government authorities cancel the approvals granted to Moveup.  Selling Moveup also provided an orderly mechanism for returning to the Group the approximately $31 million in consideration it had paid to Ausnutria in 2007 and 2008, plus an amount reflecting a settlement from Ausnutria’s owners for their failure to complete the transactions. Accordingly, the prior transactions to acquire Ausnutria were effectively cancelled and Moveup is reflected in the Company’s consolidated financial statements as discontinued operations. On February 18, 2009, the Company, through its subsidiary Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”) entered into a new equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, one of the Company’s directors and Vice President of Feihe Dairy, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for an aggregate consideration of approximately $43.3 million (the “2009 Transaction”).  The Company received approximately $11.0 million from the purchasers, including approximately $4.4 million in 2008 and approximately $6.6 million in January 2009, and the second tranche of approximately $32.3 million was deposited into an escrow account to be released to Feihe Dairy and Mr. Liu upon satisfaction of the closing conditions under the agreement, including completion of the application for amendment of shareholders with the local counterpart of the State Administration of Industry and Commence in Kedong County, Heilongjiang Province, China. In May 2009, the final tranche of approximately $32.3 million was released to Feihe Dairy and Mr. Liu and a resulting gain on sale of a subsidiary of $0 and $2,552,733 was recognized in the consolidated statements of operations and comprehensive income for the three months and nine months ended September 30, 2009.

Moveup received advances from the Group of $31,002,897 as of December 31, 2008. The consideration received from the sale of Moveup was used, among other uses, to repay these intra-Group advances.

The following table presents the components of discontinued operations reported in the consolidated statements of operations and comprehensive income:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	US$	US$	US$	US$
Sales	-	12,479,362	10,451,277	25,135,534

Income from operations	-	2,932,276	1,301,909	4,585,082
Gain on sale of subsidiary	-	-	2,552,733	-
Income tax expense	-	(968,711)	(564,734)	(1,269,487)
Net income from discontinued operations	-	1,963,565	3,289,908	3,315,595

9.           NOTES AND LOANS PAYABLE

Notes and loans payable included in the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 comprised of:

	September 30, 2009	December 31, 2008
	US$	US$
Note payable to a bank in the PRC, bearing interest at 7.47% per annum, unsecured, payable with interest on maturity, due on May 11, 2009	-	4,522,774

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, secured by plant and machinery, payable with interest on maturity, due on May 11, 2009	-	2,772,023

Unsecured, non-interest bearing loan payable to an unrelated party, due on demand.	442,600	442,600

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 4, 2010	2,193,752	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 5, 2010	3,656,254	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on May 21, 2010	4,972,505	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on May 21, 2010	2,340,002	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on March 31, 2010	3,773,254	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by buildings of Qiqihaer Feihe Soybean Co., Limited, guaranteed by Feihe Dairy(i), payable with interest on maturity, due on July 19, 2010	1,775,477	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy (i), payable with interest on maturity, due on July 19, 2010	1,149,526	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy (ii), payable with interest on maturity, due on August 30, 2010	2,925,003	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy (ii), payable with interest on maturity, due on September 28, 2010	1,462,501	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by building, payable with interest on maturity, due on September 14, 2010	11,846,262	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by building, payable with interest on maturity, due on September 15, 2010	2,778,753	-

Unsecured, non-interest bearing loan payable to County Finance Department, due on demand (iii)	318,825	318,053

Total	39,634,714	8,055,450

(i)
In connection with the purchase of raw materials by Qiqihaer Feihe Soybean Co., Limited, Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on July 20, 2009 and ending on July 19, 2010. The maximum potential future amount under the terms of the guarantee is RMB 63,200,000.

(ii)
Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on August 30, 2009 and ending on August 29, 2010. The maximum potential future amount under the terms of the guarantee is RMB 100,000,000.

(iii)
Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited received funding from the local County Finance Department for its construction of production facilities in the region.  Although, no repayment terms were attached to the funds, the Company considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

None of the notes and loans payables have restrictions or covenants attached.

10.           RELATED PARTY TRANSACTIONS

Due from/to related parties included in the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 comprised of:

	September 30, 2009	December 31, 2008
	US$	US$
Due from related parties:
Due from Directors of the Group	55,410	33,011
Due from related companies	2,195,464	232,468
Total	2,250,874	265,479

	September 30, 2009	December 31, 2008
	US$	US$
Due to related parties:
Due to Directors of the Group	78,346	33,156
Due to related companies	442,586	730,833
Loan payable to a related party	73,125	253,410
Total	594,057	1,017,399

Due from/to Directors of the Group

As part of normal business operations, directors of the Group will from time to time incur routine expenses on behalf of the Group, or receive general advances from the Group for settlement of Group expenses, such as travel, meals, and other business expenses.  The amounts advanced are settled periodically throughout the period and amounts outstanding at period end are short term in nature and due on demand.  During the three month period ended September 30, 2009, advances to directors aggregated to $23,826 and repayments from directors aggregated to $183,867. During the nine month period ended September 30, 2009, advances to directors aggregated to $266,603 and repayments from directors aggregated to $215,021.

As of September 30, 2009 and December 31, 2008, the Group had the following balances due from its Directors:

	September 30, 2009	December 31, 2008
	US$	US$
Leng You-Bin	33,820	-
Liu Hua	21,590	28,483
Directors of subsidiaries in the PRC	-	4,528
Total	55,410	33,011

As of September 30, 2009 and December 31, 2008, the Group had the following balances due to its Directors:

	September 30, 2009	December 31 2008
	US$	US$
Leng You-Bin	78,346	32,608
Directors of subsidiaries in the PRC	-	548
Total	78,346	33,156

Due from/to related companies

Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group.  During the nine months ended September 30, 2009 and 2008, the Group sold goods to companies owned by close family members of Mr. Leng, including one company partially owned by Mr. Leng and Liu Sheng-Hui, on an arm’s length basis.

For the three and nine months ended September 30, 2009 and 2008, the Group made sales of goods to the following related companies:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	US$	US$	US$	US$
Tangshan Feihe Trading Company	1,162,572	284,087	4,455,690	754,937
Qinhuangdao Feihe Trading Company	-	121,748	411,214	218,884
Dalian Hewang Trading Company	31,756	20,109	190,258	47,103

As of September 30, 2009 and December 31, 2008, the Group had the following balances due from its related companies:

	September 30, 2009	December 31, 2008
	US$	US$
Tangshan Feihe Trading Company	1,863,647	177,524
Qinhuangdao Feihe Trading Company	331,817	54,944
Total	2,195,464	232,468

As of September 30, 2009 and December 31, 2008, the Group had the following balances due to its related companies for payments for goods received in advance:

	September 30, 2009	December 31, 2008
	US$	US$
Heilongjiang Feihe Yuanshengtai Co., Ltd	438,750	729,480
Dalian Hewang Trading Company	3,836	1,353

Total	442,586	730,833

Loan payable to related parties

The Group has an outstanding loan payable to a charitable organization set up by Leng You-Bin for underprivileged children in the Heilongjiang province of the PRC, of $73,125 and $253,410 as of September 30, 2009 and December 31, 2008, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

See Note 16 regarding the issuance of shares to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees.

11.   DEBT

1)   Short term debt

On November 12, 2008, the Company entered into a supplemental indenture with respect to the 2012 Notes.  The supplemental indenture grants each holder of the 2012 Notes the option to elect that the Company repurchase all or any portion of such holder’s 2012 Notes at a repurchase price of 115% of the principal amount of 2012 Notes for which such holder elected early repurchase.  On November 13, 2008, the holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligates the Company to repurchase the 2012 Notes for an aggregate amount of $92,000,000 in accordance with the terms and conditions of the supplemental indenture.   Accordingly, the Company has repurchased all of the 2012 Notes, of which $11,000,000 was paid in November 2008, $4,333,333 was paid in January 2009, $15,333,333 was paid in April 2009, $15,333,333 was paid in July 2009, $33,950,000 was paid in August 2009 (in lieu of $34.5 million that would have been payable in October 2009, and the gain on waived interest of $550,000 was recorded as other income), and $11,500,001 was paid in October 2009.  As part of the first repurchase payment, the Company also paid $407,000 in accrued and unpaid interest and accrued registration rights penalty to holders of the 2012 Notes.  Costs of $123,354 associated with the 2012 Notes restructuring were capitalized as a deferred charge and are shown as an other asset in the condensed consolidated balance sheets.  These costs are amortized over the term of the restructured Notes.  Amortization of $33,914 and $0 was charged to expense during the three months ended September 30, 2009 and 2008, respectively.  Amortization of $101,742 and $0 was charged to expense during the nine months ended September 30, 2009 and 2008, respectively.

	September 30, 2009	December 31, 2008
	US$	US$
Short term debt due 2009
Principal	11,500,001	80,000,000
Less: Note discount	(393,983)	(6,190,107)
	11,106,018	73,809,893

2)  Long term debt

Long term debt comprised of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	US$	US$

Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by buildings and payable in monthly installments of $9,078, including interest. The Loan commenced in 2004 and was repaid in April 2009	-	407,597

Loan payable to a bank in the PRC, bearing interest at 7.47%, unsecured, guaranteed by Feihe Dairy (i), and payable in installments of $2,925,003 on October 28, 2009 and $936,001 on October 28, 2010. The Loan commenced in October 29, 2008	3,861,004	3,851,653

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable on October 20, 2011. The Loan commenced on October 29, 2008	3,928,279	3,918,765

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable in installments of $3,451,503 on October 28, 2010 and $552, 826 on October 28, 2011. The Loan commenced in October 29, 2008	4,004,329	3,994,631

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, guaranteed by Feihe Dairy (i) and payable on maturity. The Loan commenced in June 29, 2009 and matures on October 28, 2014	6,907,395	-

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, guaranteed by Feihe Dairy (i) and payable on maturity. The Loan commenced in March 27, 2009 and matures on October 28, 2014	3,850,766	-

Loan payable to local government, bearing no interest, unsecured and payable on maturity. The Loan commenced on January 29, 2008 and matures on December 31, 2009	994,501	992,092

	23,546,274	13,164,738
Less: current portion of long term debt	(3,919,504)	(4,018,704)
	19,626,770	9,146,034

(i)
In connection with the purchase of long-lived fixed assets of Kedong Farms, Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on October 29, 2008 and ending on October 18, 2009. The maximum potential future amount under the terms of the guarantee is RMB 251,510,000.

None of the long term debt has restrictions or covenants attached.

12.           CONVERTIBLE DEBT, NET

Convertible debt consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	US$	US$
7.75% Convertible Notes due 2009:
Principal	4,500,000	18,200,000
Less: Note discount	-	(467,967)
	4,500,000	17,732,033

On October 3, 2006, pursuant to a subscription agreement, the Company issued an aggregate principal amount of $18,200,000 in 2009 Notes and warrants to purchase up to an aggregate of 251,000 shares of Common Stock (the “Warrants”).    As of September 30, 2009, the exercise price for the Warrants was $14.50 per share and approximately $16.8 million in principal and accrued interest under the 2009 Notes had been converted into 1,160,884 shares of Common Stock.

The effective interest rates on the 2009 Notes were 5.7% and 6.3% as of September 30, 2009 and 2008, respectively.  Interest expense amounting to $226,788 and $380,181 were recognized during the three month period ended September 30, 2009 and 2008, respectively. Interest expense amounting to $1,046,078 and $1,140,544 were recognized during the nine month period ended September 30, 2009 and 2008, respectively. Amortization of the notes discount of $155,991 and $155,988 were recognized during the three month period ended September 30, 2009 and 2008, respectively. Amortization of the notes discount of $467,967 and $467,967 were recognized during the nine month period ended September 30, 2009 and 2008.

13.           ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

At September 30, 2009, the Group had the following assets measured at fair value:

Description	September 30, 2009	Quoted prices in active markets of identical assets (Level 1)
	US$	US$
Assets:
Investment in mutual funds	118,437	118,437

At December 31, 2008, the Group had the following assets measured at fair value:

Description	December 31, 2008	Quoted prices in active markets of identical assets (Level 1)
	US$	US$
Assets:
Investment in mutual funds	77,504	77,504

14.           ACCRUED EXPENSES

Accrued expenses as of September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008
	US$	US$
Accrued selling expenses	7,750,241	6,802,837
Other accrued expenses	1,548,171	3,817,556
	9,298,412	10,620,393

15.           OTHER PAYABLE

Other payable as of September 30, 2009 and December 31, 2008 consists of the following:

	September 30, 2009	December 31, 2008
	US$	US$
Payable for property and equipment	5,848,079	6,358,939
Payable for leases	2,065,097	2,054,553
Other tax payable	4,688,359	4,454,081
Deposit from distributors	1,710,834	1,536
Payable for Longjiang acquisition	1,096,876	-
Other payables	4,667,531	6,644,572
	20,076,776	19,513,681

16.           ORDINARY SHARES AND EQUITY TRANSACTIONS

During the three months ended September 30, 2009, the Company had the following ordinary share transactions:

The Company recorded $140,690 of share-based compensation expense in general and administrative expenses, in connection with an option to purchase 80,000 shares valued at $562,758 granted to an employee on October 15, 2008.

The Company recorded $1,114,012 of share-based compensation expense in general and administrative expenses, in connection with performance stock options to purchase 2,073,190 shares valued at $22,106,218 granted to certain employees on May 7, 2009.

On July 1, July 6 and August 17, 2009, the holders of the 2009 Notes elected to convert the 2009 Notes into ordinary shares.  In connection with these conversions, $13,700,000 in principal and $3,132,704 in accrued interest on the 2009 Notes was converted into 1,160,884 ordinary shares at a conversion price of $14.50 per share.  As of September 30, 2009, $4.5 million in principal remained on the 2009 Notes.

During the nine months ended September 30, 2009, the Company had the following ordinary share transactions:

The Company recorded $422,069 of share-based compensation expense in general and administrative expenses, in connection with an option to purchase 80,000 shares valued at $562,758 granted to an employee on October 15, 2008.

The Company recorded $1,856,685 of share-based compensation expense in general and administrative expenses, in connection with performance stock options to purchase 2,073,190 shares valued at $22,106,218 granted to certain employees on May 7, 2009.

On July 1, July 6 and August 17, 2009, the holders of the 2009 Notes elected to convert the 2009 Notes into ordinary shares.  In connection with these conversions, $13,700,000 in principal and $3,132,704 in accrued interest on the 2009 Notes was converted into 1,160,884 ordinary shares at a conversion price of $14.50 per share.  As of September 30, 2009, $4.5 million in principal remained on the 2009 Notes.

During the three and nine months ended September 30, 2009, the Company had the following transactions related to redeemable ordinary shares:

On July 24, 2009, the Company entered into a Summary of Terms with Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees (collectively, “Sequoia”) in which Sequoia agreed to provide a 90-day bridge loan in the amount of $16 million.  The bridge loan was funded on July 29, 2009.  On August 11, 2009, the Company entered into a subscription agreement (the “Subscription Agreement”) with Sequoia pursuant to which the Company agreed to issue 2.1 million shares of its common stock for an aggregate purchase price of $63 million, including $47 million in cash and the conversion of the $16 million bridge loan.  On August 26, 2009, the Company closed the sale and issuance pursuant to the Subscription Agreement and entered into a registration rights agreement with Sequoia with respect to the shares.

Under the terms of the Subscription Agreement, the ordinary shares are redeemable at the option of the holders of the ordinary shares if at any time after the third anniversary of the issuance date the average the closing prices for the Company’s ordinary shares for the period of fifteen (15) consecutive trading days is less than $39 per share for an amount equal to the issuance price plus a 5% annual compounded return, subject to certain adjustments if there is a performance adjustment event.  Due to the redeemable nature of the ordinary shares, the Company has classified the ordinary shares as temporary equity.  When and if the redemption right expires or when redemption becomes improbable, the ordinary shares will be classified as shareholders’ equity.  The amount that would have been paid if the redemption had occurred on September 30, 2009 is $63 million plus interest based on LIBOR plus 5% accrued from inception.

The Company determined that the redemption feature does not meet the authoritative criteria for bifurcation and separate accounting as an embedded derivative as of September 30, 2009.

In the Subscription Agreement, if the Company fails to meet certain earnings per share targets for 2009 and 2010, the Company has agreed to issue additional shares of Common Stock to Sequoia, for no additional consideration, in proportion to the amount by which the Company fails to meet the target, up to a maximum amount of 525,000 shares (as adjusted for stock splits, dividends, and similar events). This right has been accounted for as an embedded derivative which should be bifurcated from the host contract and, therefore, the Company has recorded a liability equal to the fair value in accordance with applicable authoritative guidance, which was $9,220,000 at the date of inception.  Management has estimated the fair value to be $10,010,000 as of September 30, 2009 for this liability and, accordingly, a loss of $790,000 related to the change in fair value was charged to earnings as other income(expense) for the three and nine months periods ended September 30, 2009.

The registration rights agreement required the Company to file a registration statement covering the resale of the securities issued or issuable pursuant to the subscription agreement within 15 days after the closing date. If the Company failed to meet the registration Obligation, or if the SEC did not declare the registration statement effective within the earlier of 90 days of the filing or 120 days after closing, the Company would be required to make a monthly payment in an amount of $945,000 as damages. The registration rights agreement also granted demand and piggy-back registration rights to Sequoia. On October 23, 2009 the SEC declared effective the Company's registration statement on which registered for resale up to 2,647,542 shares of common stock of the Company that may be offered and sold in accordance with the Registration Statement by the selling shareholders named therein.

The fair value of the embedded derivative was estimated at inception and as of September 30, 2009 by using the Monte Carlo Simulation approach using assumptions based on significant other observable inputs other than quoted prices in active markets (Level 2 under authoritative guidance).

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

The fair value of the option awards are estimated on the date of grant using the Black-Scholes option valuation model to be $22,106,218, of which $1,114,012 and $1,856,685  was recorded as compensation expense in general and administrative expenses in the three and nine months ended September 30, 2009, in accordance with the graded vesting attribution method.  The valuation was based on the assumptions noted in the following table.

Expected volatility	74.94%
Expected dividends	0%
Expected term (in years)	5.2
Risk-free rate	2.27%

2003 Stock Incentive Plan

Effective May 7, 2003, the Company adopted and approved its 2003 Stock Incentive Plan (the “2003 Plan”), which reserved 3,000,000 ordinary shares for issuance under the 2003 Plan. The 2003 Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies authoritative guidance issued by FASB regarding share-based payments in accounting for the 2003 Plan, which requires that compensation for services that a corporation receives through share-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay.

No stock appreciation rights have been issued under the 2003 Plan.

On October 15, 2008, an option to purchase 80,000 shares was granted under the 2003 Plan to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and have a contractual life of 4 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $562,758, of which $140,690 and $422,069 was recorded as compensation expense in general and administrative expenses in the three and nine months ended September 30, 2009, respectively, in accordance with the straight line attribution method.  The valuation was based on the assumptions noted in the following table.

Expected volatility	90.7%
Expected dividends	0%
Expected term (in years)	4
Risk-free rate	2.7%

A summary of option activity under the 2003 Plan and the 2009 Plan as of September 30, 2009 and movement during the nine months then ended are as follows:

	Options	Weighted average grant date fair value	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$	US$
Outstanding at January 1, 2009	80,000	7.03	12.00	-	-
Granted	2,073,190	10.66	16.86
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-
Outstanding at September 30, 2009	2,153,190	10.53	16.68	25,085,889	5.5

A summary of the status of the Company’s non-vested options as of September 30, 2009 and movements during the nine months then ended are as follows:

	Options	Weighted average grant date fair value
		US$
Non-vested at January 1, 2009	80,000	7.03
Granted	2,073,190	10.66
Vested	-	-
Forfeited or expired	-	-
Non-vested at September 30, 2009	2,153,190	10.53

As of September 30, 2009, there was $20,249,533 of unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan and the 2003 Plan.  The cost is expected to be recognized over a period of 55 months.

Warrants

As of September 30, 2009, the Company had 282,282 warrants outstanding at an average exercise price of $13.06 per warrant for one share each of the Company’s ordinary shares. The warrants will expire at various dates, with 31,242 expiring in October, 2009 and 251,040 expiring in October, 2012.

During the three months ended September 30, 2009 and 2008, 315,000 and 0 warrants, respectively, were exercised at $2.25, 153,301 and 0 warrants, respectively, were exercised at $1.50, resulting in proceeds of $938,748 and $0, respectively, to the Company.

During the nine months ended September 30, 2009 and 2008, 615,400 and 3,000 warrants, respectively, were exercised at $2.25, 153,301 and 0 warrants, respectively, were exercised at $1.50, resulting in proceeds of $1,614,649 and $6,750, respectively, to the Company.

	Warrants	Average exercise price
		US$
Outstanding warrants at January 1, 2009	1,050,983	5.06
Warrants granted	-	-
Exercised	768,701	2.10
Expired	-	-
Outstanding warrants at September 30, 2009	282,282	13.06

Information regarding the ordinary share warrants outstanding at September 30, 2009 is summarized as below:

Warrants outstanding at
September 30, 2009
Weighted
		Average	Weighted
		Remaining	Average
	Warrants	Contractual	Exercise
Exercise Prices	Outstanding	Life (years)	Price
US$			US$
1.50	31,242	0.0	1.50
14.50	251,040	3.0	14.50
282,282

18.           COMMITMENTS AND CONTINGENCIES

Capital commitments for purchase of property and equipment and biological assets as of September 30, 2009 were $29,632,156.

19.           SEGMENTS

The segment information for the reportable segments for the three months ended September 30, 2009 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	72,110,934	-	-	72,110,934
Goodwill	2,288,380	-	-	2,288,380
Segment income tax	(1,666,826)	59,088	(64,429)	(1,672,167)
Segment profit	14,372,005	(197,401)	(4,713,222)	9,461,382
Segment assets	439,944,303	136,994,352	202,331,061	779,269,716

The segment information for the reportable segments for the three months ended September 30, 2008 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	37,153,003	-	-	37,153,003
Goodwill	2,243,314	-	-	2,243,314
Segment income tax	(2,479,496)	-	-	(2,479,496)
Segment profit	(7,093,234)	(155,523)	(16,336,395)	(23,585,152)

The segment information for the reportable segments for the nine months ended September 30, 2009 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	227,119,247	-	-	227,119,247
Goodwill	2,288,380	-	-	2,288,380
Segment income tax	1,818,178	59,088	1,625,308	3,502,574
Segment profit	58,481,670	(1,178,297)	12,918,341	70,221,714
Segment assets	439,944,303	136,994,352	202,331,061	779,269,716

The segment information for the reportable segments for the nine months ended September 30, 2008 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	113,568,304	-	-	113,568,304
Goodwill	2,243,314	-	-	2,243,314
Segment income tax	153,879	-	-	153,879
Segment profit	2,918,864	(332,999)	(12,810,714)	(10,224,849)

A reconciliation of reportable segment profit and assets to the Group’s totals is as follows:

	Three months ended September 30,
	2009	2008
Profit	US$	US$
Total profit for reportable segments	9,461,382	(23,585,152)
Elimination of dividends	-	(999,980)
Income from operations before income taxes and noncontrolling interest	9,461,382	(24,585,132)

	Nine months ended September 30,
	2009	2008
Profit	US$	US$
Total profit for reportable segments	70,221,714	(10,224,849)
Elimination of dividends	(23,499,920)	(999,980)
Income from operations before income taxes and noncontrolling interest	46,721,794	(11,224,829)

September 30, 2009
Assets	US$
Total assets for reportable segments	779,269,716
Total assets of discontinued operations	-
Elimination of investment	(120,255,392)
Elimination of intercompany receivables	(237,994,083)
Total consolidated assets	421,020,241

20.           SUBSEQUENT EVENTS

a)	Share-based transactions

On October 15, 2009, an option to purchase 50,000 shares was granted under the 2003 Plan to an employee that vests on 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and have a contractual life of 4 years. On October 23, 2009, an option to purchase 30,000 shares was granted under the 2009 Plan, the options will vest in two equal tranches on the fourth and fifth anniversaries of the date of grant, provided that the recipient has met the performance criteria and the option holder continues to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates. The fair value of the options awards are still in the process of valuation.

b)	Conversion of certain 2009 Notes

From October 1, 2009 to October 2, 2009, approximately $4.5 million in principal amount of the 2009 Notes with approximately $1.1 million accrued interest was converted into 388,238 shares of the Company’s ordinary shares.  No 2009 Notes remain outstanding.

c)	Repayment of short term debt

As noted in Note 11, from October 13, 2009 to October 15, 2009, approximately $11.5 million of 2012 Notes was repaid. No 2012 Notes remain outstanding.

d)	Investment in a new subsidiary

On October 30, 2009, a new subsidiary of the Company, Heilongjiang Aiyingquan International Trading Company Limited was registered in Heilongjiang Province, China. The Company has paid RMB 2 million (or approximately $293,000 as of September 30, 2009) of the total registered capital requirement of RMB 10 million (or approximately $1.5 million as of September 30, 2009), and will hold a 99% equity interest. The main business of the new subsidiary will be sales of water and cheese, specifically marketed for consumption by children.

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

Data for the period ended September 30, 2008 have been revised to present certain components as discontinued operations.

Overview

We are a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the People’s Republic of China, or the PRC.  Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns.  We have over 200 company-owned milk collection stations, six production facilities with an aggregate milk powder production capacity of approximately 1,220 tons per day, and an extensive distribution network that reaches over 90,000 retail outlets throughout China.

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

•	Seasonality. The dairy industry remains seasonal, with higher production in the summer season and greater demand in winter months. This seasonality is offset by production of powder products with longer shelf lives.

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

•
Expenses Associated with Expansion.   In implementing our plan to expand our business, we face corresponding increases in expenses in order to attract and retain qualified talent, implement strategic advertising campaigns, and finance our expansion.  In addition, we face various non-cash charges associated with the convertible notes we have issued to finance our business plans, and we expect future non-cash charges in connection with the sale of our common stock pursuant to the agreement described below in “—Other Factors Affecting our Liquidity and Capital Resources—Common Stock Financing.”

Results of Operations

The following table sets forth certain information regarding our results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Sales	72,111	37,153	227,119	113,568
Cost of goods sold	35,130	24,685	93,428	74,120
Gross profit	36,981	12,468	133,691	39,448
Operating and administrative expenses:
Sales and marketing	27,456	15,675	79,772	32,448
General and administrative	5,656	5,249	16,957	10,166
Income (loss) from continuing operations	3,869	(8,456)	36,962	(3,166)
Other income (expenses)	5,591	(16,129)	9,759	(8,059)
Income tax expense	(1,672)	(2,479)	3,503	154
Net income from discontinued operations	-	1,964	3,290	3,316
Net income (loss) attributable to ordinary shareholders	11,141	(20,156)	46,559	(8,088)
Other comprehensive income (loss):
Cumulative currency translation adjustments	255	(3,140)	594	9,138
Total comprehensive income (loss)	11,393	(23,316)	47,194	952

Comparison of Three Month Periods Ended September 30, 2009 and 2008

Total Comprehensive Income
Total comprehensive income increased by approximately $34.7million, or 148.9%, from approximately $23.3 million loss for the three month period ended September 30, 2008 to approximately $11.4 million income for the three month period ended September 30, 2009.  This increase was primarily attributable to an increase of approximately $34.9 million, or 94.1%, in sales and an increase of approximately $21.7 million, or 134.5%,  in other income (expenses) and a increase of approximately $3.4 million, or 108.1%, in cumulative currency translation adjustments, offset in part a increase in cost of goods sold of approximately $10.4 million, or 42.2% and an increase of approximately $12.2 million or 58.4%, in total operating expenses.  Our gross profit margin increased from 33.6% for the three month period ended September 30, 2008 to 51.3% for the three month period ended September 30, 2009.

Sales
Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products.  Sales increased by approximately $34.9 million, or 94.1%, from approximately $37.2 million for the three month period ended September 30, 2008 to approximately $72.1 million for the three month period ended September 30, 2009.  This increase was primarily attributable to expanding our market areas and distribution network throughout China, increased demand for high quality products and strong market acceptance of these products, as well as an increase in sales quantities of several high profit margin products. We believe we have increased our market share for infant milk powder since the third quarter of 2008 while many competitors have been aggressively attempting to reclaim market share following the melamine crisis.

The following table sets forth information regarding the sales of our principal products during the three month periods ended September 30, 2009 and 2008:

	Three months ended September 30, 2009			Three months ended September 30, 2008			Three months ended September 30, 2009 over 2008
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales

Milk powder	6,561	55,854	77.5	2,607	18,096	48.7	3,954	37,758	208.7
Raw milk powder	3,780	9,216	12.8	4,355	16,428	44.2	(575)	(7,212)	(43.9)
Soybean powder	957	2,093	2.9	479	995	2.7	478	1,098	110.3
Rice cereal	194	1,189	1.6	147	888	2.4	47	301	33.9
Walnut products	174	878	1.2	78	387	1.0	96	491	126.9
Other	493	2,881	4.0	634	359	1.0	(141)	2,522	702.6
Total	12,159	72,111	100.0	8,300	37,153	100.0	3,859	34,958	94.1

In the three month period ended September 30, 2009, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	Three Months Ended September 30,
	2009	2008
Sales revenues (in thousands)	$72,111	$37,153
Total sales volume (kilograms in thousands)	12,159	8,300
Average selling prices/kilogram (in thousands)	$5.93	$4.48

The increase in average sales price per kilogram, as reflected in the table, is primarily attributable to a shift in product mix resulting from a significant increase in sales of milk powder, a higher end product.  The following table reflects the average sales price per kilogram by product for the three month period ended September 30, 2009 and 2008, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Three Months ended September 30,		Percentage
Product	2009	2008	Change
Milk powder	$8.51	$6.94	22.6
Raw milk powder	2.44	3.77	(35.3)
Soybean powder	2.19	2.08	5.2
Rice cereal	6.13	6.04	1.5
Walnut products	5.04	4.96	1.6
Other	5.84	0.57	924.5
Total	$5.93	$4.48	32.4

The average selling price per kilogram for milk powder, our primary product, increased by 22.6% from $6.94 in the three month period ended September 30, 2008 to $8.51 in the three month period ended September 30, 2009.  This increase was primarily attributable to a shift in product mix resulting from a significant increase in sales of milk powder, a higher end product, coupled with an increase in the sales price of milk powder products.

Cost of Goods Sold
Our cost of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs and shipping and handling costs for the products sold.  Cost of goods sold increased approximately $10.4 million, or 42.3%, from approximately $24.7 million for the three month period ended September 30, 2008 to approximately $35.1 million for the three month period ended September 30, 2009.  This increase was primarily attributable to an increase in sales volume, offset in part by a decrease of approximately $4.6 million, or 22%, in the cost of fresh milk.

Gross Profit Margin
Our gross profit margin increased from 33.6% for the three month period ended September 30, 2008 to 51.3% for the three month period ended September 30, 2009. This increase was primarily attributable to an increase in our sales quantities of milk powder and a decrease in sales quantities of raw milk powder, which has a lower gross profit margin than milk powder. We plan to continue monitoring how our competitors attempt to reclaim market share following the melamine crisis, pursuing strategic market opportunities to maintain and expand our sales of higher margin products, and strengthening our premium quality brand awareness and distribution reach.

Operating and Administrative Expenses
Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses increased by approximately $12.2 million, or 58.4%, from approximately $20.9 million in the three month period ended September 30, 2008 to approximately $33.1 million in the three month period ended September 30, 2009. This increase was primarily attributable to an increase of approximately $11.8 million, or 75.2%, in sales and marketing expenses from approximately $15.7 million for the three month period ended September 30, 2008 to approximately $27.5 million for the three month period ended September 30, 2009, and an increase of approximately $0.4 million, or 7.7%, in general and administrative expenses from approximately $5.2 million for the three month period ended September 30, 2008 to approximately $5.7 million for the three month period ended September 30, 2009.  Increased operating and administrative expenses relate to our efforts to expand our distribution network, market share, and awareness of our premium quality products throughout China and the grant of performance stock options under our 2009 Stock Incentive Plan, or our 2009 Plan.

Income from Continuing Operations
As a result of the foregoing, our income from continuing operations increased by approximately $12.3 million, or 145.5%, from a loss of approximately $8.5 million in the three month period ended September 30, 2008 to approximately $3.9 million of income in the three month period ended September 30, 2009.

Other Income (Expenses)
Our other income (expenses) consists primarily of interest income, interest and finance costs, amortization of deferred charges, registration rights penalty, gain on derivatives, gain on sale of a subsidiary, government subsidies and tax refunds, and other income and expense accounts.  Other income (expenses) increased approximately $21.7 million from approximately $16.1 million expenses for the three month period ended September 30, 2008 to approximately $5.6 million income for the three month period ended September 30, 2009.  The increase was primarily attributable to a decrease in interest and finance costs of approximately $3.5 million, or 67.0%, from approximately $5.2 million for the three month period ended September 30, 2008 to approximately $1.7 million for the three month period ended September 30, 2009 and an increase of government tax refund of approximately $9.4 million, or 628.0%, from approximately negative $1.5 million for the three month period ended September 30, 2008 to approximately $7.9 million or the three month period ended September 30, 2009, offset in part by a decrease in gain on derivatives of approximately $7.9 million, from approximately $8.7 million for the three month period ended September 30, 2008 to a loss of $790,000 for the three month period ended September 30, 2009.

Income Tax Expense
We are subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC.  We recorded a provision for income tax of $(1.7) million and $(2.5) million for the three months ended September 30, 2009 and 2008, respectively.  The income tax expense is comprised primarily of enterprise income taxes related to the business operations of our PRC subsidiaries.  The increase of approximately $0.8 million in our income tax expense resulted from an increase in our income subject to PRC tax.

We have cumulatively accrued approximately $0.8 million for estimated interest and penalties related to unrecognized tax benefits at September 30, 2009.  For the three months ended September 30, 2009, we recorded $89,000 of estimated interest and penalties.

Net Income from Discontinued Operations
As further explained below under “—Ausnutria Transaction,” due to the completion of the sale of our subsidiary, Heilongjiang Moveup Co., Limited, or Moveup, in May 2009, Moveup’s accounts are reflected in our financial statements as discontinued operations.  Our net income from discontinued operations decreased by approximately $2.0 million, from approximately $2.0 million for the three month period ended September 30, 2008 to $0 million for the three month period ended September 30, 2009.

Cumulative Currency Translation Adjustments
Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments increased by approximately $3.4 million, or 108.1%, from approximately negative $3.1 million in the three month period ended September 30, 2008 to approximately $255,000 in the three month period ended September 30, 2009.

Comparison of Nine Month Periods Ended September 30, 2009 and 2008

Total Comprehensive Income
Total comprehensive income increased by approximately $46.2 million, or 4,857.4%, from approximately $952,000 for the nine month period ended September 30, 2008 to approximately $47.2 million for the nine month period ended September 30, 2009.  This increase was primarily attributable to an increase of approximately $113.5 million, or 100%, in sales, offset in part by an increase of approximately $19.3 million, or 26.0%, in cost of goods sold, a decrease of approximately $8.5 million, or 93.5%, in cumulative currency translation adjustments, an increase of approximately $54.1 million, or 127.0%, in total operating expenses and a increase of approximately $17.8 million in other income (expenses), or 221.1%.  Our gross profit margin increased from 34.7% for the nine month period ended September 30, 2008 to 58.9% for the nine month period ended September 30, 2009.

Sales
Sales increased by approximately $113.5 million, or 100%, from approximately $113.6 million for the nine month period ended September 30, 2008 to approximately $227.1 million for the nine month period ended September 30, 2009.  This increase was primarily attributable to expanding our market areas and distribution network throughout China, increased demand for high quality products and strong market acceptance of these products, as well as an increase in sales quantities of several high profit margin products. We believe this increase also reflects our success in capitalizing on market opportunities presented to us primarily during the first quarter of 2009 because, unlike many of our competitors, our products were not involved in the melamine crisis at the end of 2008. We believe we have increased our market shares for infant milk powder since the third quarter of 2008 while many competitors have been aggressively attempting to reclaim market share following the melamine crisis.

The following table sets forth information regarding the sales of our principal products during the nine month periods ended September 30, 2009 and 2008:

	Nine months ended September 30, 2009			Nine months ended September 30, 2008			Nine months ended September 30, 2009 over 2008
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales

Milk powder	23,906	195,483	86.0	9,051	61,934	54.5	14,855	133,549	215.6
Raw milk powder	6.206	15,410	6.8	11,567	44,080	38.8	(5,361)	(28,670)	(65.0)
Soybean powder	2,638	5,569	2.5	1,360	2,780	2.5	1,278	2,789	100.3
Rice cereal	844	5,116	2.3	569	3,198	2.8	275	1,918	60.0
Walnut products	474	2,288	1.0	239	1,217	1.1	234	1,071	88.0
Other	528	3,253	1.4	634	359	0.3	(106)	2,894	806.2
Total	34,596	227,119	100.0	23,420	113,568	100.0	11,175	113,551	100.0

In the nine month period ended September 30, 2009, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	2009	2008
Sales revenues (in thousands)	$227,119	$113,568
Total sales volume (kilograms in thousands)	34,596	23,420
Average selling prices/kilogram (in thousands)	$6.56	$4.85

The increase in average sales price per kilogram, as reflected in the table, is primarily attributable to a shift in product mix resulting from a significant increase in sales of milk powder, a higher end product, coupled with an increase in the sales price of milk powder products.  The following table reflects the average sales price per kilogram by product for the nine month period ended September 30, 2009 and the nine month period ended September 30, 2008, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Nine Months ended September 30,		Percentage
	2009	2008	Change
Product
Milk powder	$8.18	$6.84	19.5
Raw milk powder	2.48	3.81	(35.0)
Soybean powder	2.11	2.04	3.4
Rice cereal	6.06	5.62	7.8
Walnut products	4.83	5.09	(5.1)
Other	6.16	0.57	980.7
Total	$6.56	$4.85	35.3

Cost of Goods Sold
Cost of goods sold increased approximately $19.3 million, or 26.0%, from approximately $74.1 million for the nine month period ended September 30, 2008 to approximately $93.4 million for the nine month period ended September 30, 2009.  This increase was primarily attributable to a general increase in sales, offset in part by a decrease of approximately $14.6 million, or 25.4%, in the cost of fresh milk.

Gross Profit Margin
Our gross profit margin increased from 34.7% for the nine month period ended September 30, 2008 to 58.9% for the nine month period ended September 30, 2009. This increase was primarily attributable to an increase in our sales quantities of milk powder and a decrease in sales quantities of raw milk powder, which has a lower gross profit margin than milk powder.

Operating and Administrative Expenses
Our total operating expenses increased by approximately $54.1 million, or 127.0%, from approximately $42.6 million in the nine month period ended September 30, 2008 to approximately $96.7 million in the nine month period ended September 30, 2009. This increase was primarily attributable to an increase of approximately $47.3 million, or 145.8%, in sales and marketing expenses from approximately $32.4 million for the nine month period ended September 30, 2008 to approximately $79.7 million for the nine month period ended September 30, 2009, and an increase of approximately $6.8 million, or 66.8%, in general and administrative expenses from approximately $10.2 million for the nine month period ended September 30, 2008 to approximately $17.0 million for the nine month period ended September 30, 2009.  Increased operating and administrative expenses relate to our efforts to expand our distribution network, market share, and awareness of our premium quality products throughout China and the grant of performance stock options under our 2009 Plan.

Income from Continuing Operations
As a result of the foregoing, our income from continuing operations increased by approximately $40.1 million, or 1,267.5%, from a loss of approximately $3.1 million in the nine month period ended September 30, 2008 to approximately $37.0 million of income in the nine month period ended September 30, 2009.

Other Income (Expenses)
Other income (expenses) increased approximately $17.8 million from approximately $8.1 million expenses for the nine month period ended September 30, 2008 to approximately $9.8 million income for the nine month period ended September 30, 2009.  The increase was primarily attributable to an increase in government subsidies and tax refunds of approximately $12.3 million, or 516.4%, from approximately $2.4 million for the nine month period ended September 30, 2008 to approximately $14.6 million for the nine month period ended September 30, 2009,  a decrease in interest and finance costs of approximately $10.4 million, or 67.1%, from approximately $15.5 million for the nine month period ended September 30, 2008 to approximately $5.1 million for the nine month period ended September 30, 2009 and decrease in registration rights penalty of approximately $2.2 million, or 100%, which we only incurred in the nine month period ended September 30, 2008, offset in part by a decrease in gain (loss) on derivatives from a gain of approximately $7.0 million for the nine month period ended September 30, 2008 to a loss of $790,000 for the nine month period ended September 30, 2009.

Income Tax Expense
We recorded a provision for income tax of $3.5 million and $154,000 for the nine months ended September 30, 2009 and 2008, respectively.  The income tax expense is comprised primarily of enterprise income taxes related to the business operations of our PRC subsidiaries.  The increase of approximately $3.3 million in our income tax expense resulted from an increase in our income subject to PRC tax.

As of September 30, 2009, unrecognized tax benefits approximated $5.0 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate is $3.2 million at September 30, 2009.

We have cumulatively accrued approximately $0.8 million for estimated interest and penalties related to unrecognized tax benefits at September 30, 2009.  For the nine months ended September 30, 2009, we recorded $0.3 million of estimated interest and penalties.

Net Income from Discontinued Operations
Our net income from discontinued operations remained at approximately $3.3 million for each the nine month periods ended September 30, 2008 and 2009.

Cumulative Currency Translation Adjustments
Our cumulative currency translation adjustments decreased by approximately $8.5 million, or 93.5%, from approximately $9.2 million in the nine month period ended September 30, 2008 to approximately $594,000 in the nine month period ended September 30, 2009.

Liquidity and Capital Resources

We had retained earnings of approximately $100.7 million at September 30, 2009 and $54.1 million at December 31, 2008.  As of September 30, 2009, we had cash and cash equivalents of approximately $43.5 million and total current assets of approximately $181.7 million.  As of September 30, 2009, we had a working capital surplus of approximately $41.9 million. We have financed our activities to date principally from cash generated from operations, the proceeds from sales of convertible notes, the proceeds from sale of a subsidiary and common stock financing.

Our summary cash flow information is as follows:

	Nine Months Ended September 30,
Net cash provided by (used in):	2009	2008
	($ in thousands)
Operating activities	14,293	16,433
Investing activities	(22,686)	(32,461)
Financing activities	37,565	8,517

Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased approximately $2.1 million, from net cash provided by operating activities approximately $16.4 million in the nine month period ended September 30, 2008 to net cash provided by operating activities approximately $14.3 million in the nine month period ended September 30, 2009.  This decrease was primarily attributable to a decrease in interest expense from accrual of guaranteed redemption value of approximately $11.6 million, an  increase in trade receivables of approximately $11.1 million, an increase in advance to suppliers approximately $4.8 million, an increase in refundable taxes approximately $3.1 million, an increase in other receivables approximately $3.7 million, a decrease in accounts payable and accrued expenses of approximately $10.6 million and a decrease in advance from customers approximately $14.4 million. This decrease was offset in part by an increase in net income from continuing operations of approximately $54.6 million, an increase in compensation expense for option awards approximately $2.3 million, a decrease in gain on derivatives of approximately $7.8 million, a decrease in inventories of approximately $4.6 million, an increase in long term tax payable of approximately $2.1 million, and a decrrease in discontinued operation of approximately $3.7 million.

Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities decreased approximately $9.8 million, from net cash used in investing activities of approximately $32.5 million in the nine month period ended September 30, 2008 to net cash used by investing activities of approximately $22.7 million in the nine month period ended September 30, 2009.  This increase was primarily attributable to proceeds from sale of a subsidiary of approximately $39.0 million, a decrease in purchase of biological assets of approximately $1.7 million, and a decrease in short term notes and loans receivable of approximately $3.0 million. This increase was offset in part by an increase of approximately $23.7 million in purchase of property and equipment, cash used in purchase of Longjiang dairy operation of approximately $3.3 million and a decrease in time deposit of approximately $8.4 million.

Net Cash Provided by Financing Activities
Net cash provided by financing activities increased approximately $29.0 million, from net cash provided by financing activities of approximately $8.5 million in the nine month period ended September 30, 2008 to net cash provided by financing activities of approximately $37.6 million in the nine month period ended September 30, 2009.  This increase was primarily attributable to an increase of approximately $63.0 million in proceeds from issuance of new shares, an increase of approximately $31.2 million in proceeds from short term notes and loans payable and repayment and an increase of approximately $9.8 million in proceeds from long term debt. This decrease was offset in part by an increase of approximately $76.2 million in repayment of short term debt.

Outstanding Indebtedness

7.75% Convertible Notes Due 2009
On October 3, 2006, pursuant to a subscription agreement, we issued an aggregate principal amount of $18.2 million in 7.75% Convertible Notes due 2009, or the 2009 Notes, and warrants to purchase up to an aggregate of approximately 251,000 shares of our common stock.  As of October 2, 2009, the entire $18.2 million in principal amount of the 2009 Notes had been converted into 1,549,122 shares of our common stock.

1.00% Guaranteed Senior Secured Convertible Notes Due 2012
On November 12, 2008, we entered into a supplemental indenture with respect to the 2012 Notes. The supplemental indenture granted each holder of the 2012 Notes the option to elect that we repurchase all or any portion of such holder’s 2012 Notes, at a repurchase price of 115% of the principal amount of 2012 Notes for which such holder elected early repurchase.  On November 13, 2008, the holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligated us to repurchase the 2012 Notes for an aggregate amount of $92.0 million in accordance with the terms and conditions of the supplemental indenture.  Accordingly, we have repurchased all of the 2012 Notes, of which $11.0 million was paid in November 2008, $4.3 million was paid in January 2009, $15.3 million was paid in April 2009, $15.3 million was paid in July 2009, $34.0 million was paid in August 2009 (in lieu of $34.5 that would have been payable in October 2009, and the gain on waived interest of $550,000 was recorded as other income), and $11.5 million was paid in October 2009.  As part of the first repurchase payment, we also paid $407,000 in accrued and unpaid interest and accrued registration rights penalty to holders of the 2012 Notes.  Costs of $123,354 associated with the 2012 Notes restructuring were capitalized as a deferred charge and are shown as an other asset in the condensed consolidated balance sheets. These costs are amortized over the term of the restructured 2012 Notes.  Amortization of $33,914 and $0 was charged to expense during the three months ended September 30, 2009 and 2008, respectively, and amortization of $101,742 and $0 was charged to expense during the nine months ended September 30, 2009 and 2008, respectively.

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

On December 16, 2008, we and Ausnutria’s owners entered into a letter of intent to unwind the transactions.  In considering an orderly way to do so under PRC law, the parties concluded that it would be more efficient to sell all of the business activities and operations of Moveup, rather than attempt to have the applicable government authorities cancel the approvals granted to Moveup.  Selling Moveup also provided an orderly mechanism for returning to us the approximately $31 million in consideration we had paid to Ausnutria in 2007 and 2008, plus an amount reflecting a settlement from Ausnutria’s owners for their failure to complete the transactions.  Accordingly, the prior transactions to acquire Ausnutria were effectively cancelled and Moveup is reflected in our consolidated financial statements as a discontinued operation.  On February 18, 2009, we, through our subsidiary Heilongjiang Feihe Dairy Co., Limited, or Feihe Dairy, entered into a new equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, one of our directors and Vice President of Finance of Feihe Dairy, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for aggregate consideration of approximately $43.3 million.  We received approximately $11.0 million from the purchasers, including approximately $4.4 million in 2008 and approximately $6.6 million in January 2009, and the second tranche of approximately $32.3 million was deposited into an escrow account to be released to Feihe Dairy and Mr. Liu upon satisfaction of the closing conditions under the agreement, including completion of the application for amendment of shareholders with the local counterpart of the State Administration of Industry and Commerce in Kedong County, Heilongjiang Province, China.  In May 2009, the second tranche of approximately $32.3 million was released to Feihe Dairy and Mr. Liu.

Longjiang Feihe Acquisition
In January 2009, our subsidiary Gannan Flying Crane Dairy Products Co., Limited, or Gannan Feihe, entered into a letter of intent with Heilongjiang Xin Tian Dairy Co., Ltd., or Xin Tian, to acquire Xin Tian’s dairy operation located in Longjiang County, Heilongjiang Province, China, or Longjiang Feihe, for approximately $4.4 million, payable in three tranches.  Approximately $2.2 million was paid on January 12, 2009 and the second payment in the amount of approximately $1.1 million was paid on June 30, 2009 and the remaining amount of approximately $1.1 million is due on or before December 31, 2009.

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

Common Stock Financing
In August 2009, we entered into a subscription agreement with Sequoia Capital China Growth Fund I, L.P. and certain of its affiliates, or the Purchasers, pursuant to which we issued 2,100,000 shares of our common stock for an aggregate purchase price of $63.0 million, including $47.0 million in cash and the conversion of a $16.0 million bridge loan we previously received from the Purchasers. We used a portion of the proceeds from the transaction to repurchase our 2012 Notes.  In connection with the subscription agreement, we entered into a registration rights agreement, which required us to file a registration statement covering the resale of the securities issued or issuable pursuant to the subscription agreement.  The registration rights agreement also grants demand and piggy-back registration rights to the Purchasers.  On October 23, 2009 the SEC declared effective the Company's registration statement on Form S-1, which registers for resale up to 2,647,542 shares of our common stock by the selling shareholders named in the registration statement.

In the subscription agreement, we agreed that the Purchasers may nominate Neil Shen to our Board of Directors, or another representative designated by the Purchasers reasonably acceptable to our Board of Directors and its Nominating/Corporate Governance Committee, and to nominate and recommend that our shareholders elect such nominee to the Board of Directors.

In the subscription agreement, we also agreed, for a period of approximately three years following the closing date, not to issue new shares of our common stock at a price below $30.00 per share (as adjusted for stock splits, dividends, and similar events) without the prior written consent of a majority in interest of the Purchasers, subject to certain exceptions.  In addition, we agreed to grant each of the Purchasers a participation right to purchase up to such person’s pro rata share of any new securities we may, from time to time, propose to issue after the closing date, subject to certain exceptions.  If we fail to meet certain earnings per share targets for 2009 and 2010, we have agreed to issue additional shares of common stock to the Purchasers in proportion to the amount by which we fail to meet the target, up to a maximum amount of 525,000 shares (as adjusted for stock splits, dividends, and similar events).  If the average of closing prices of our common stock for the fifteen trading days commencing on the third anniversary of the closing date is less than $39.00 (as adjusted for stock splits, dividends, and similar events), the Purchasers will have the right to cause us to repurchase all (but not less than all) of the securities acquired by the Purchaser in connection with the agreement.  The repurchase price is an amount equal to the issuance price plus a 5% annual compounded return, subject to certain adjustments if there is a performance adjustment event.

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

Estimates of allowances for bad debts – We must periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances. We perform this review quarterly, and in determining the allowances, a number of factors are considered, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry.  As a result of this review, we have decreased our estimated allowance for bad debts by $311,555 for the nine months ended September 30, 2009 and increased it by $641,218 for the year ended December 31, 2008.   Although our write-offs of bad debts have been minimal in recent years and we have no write-offs in the nine months ended September 30, 2009, events and circumstances could occur that would require that we increase our allowance in the future.

Estimate of the useful lives of property and equipment and biological assets – We must estimate the useful lives and residual values of our property and equipment and biological assets. We must also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the nine month period ended September 30, 2009 and the year ended December 31, 2008.

Inventory – We value inventories at the lower of cost or market value.  We determine the cost of inventories using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition.  We must determine whether we have any excessive, slow moving, obsolete or impaired inventory.  We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions.  We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value.  If actual market conditions change, additional provisions may be required.  In addition, we may write off some provisions if we later sell some of the subject inventory.  As a result of these reviews, we reduced our estimated reserve for obsolescence by $30,789 for the nine months ended September 30, 2009 and reduced it by $217,045 for the year ended December 31, 2008.

Goodwill – We must test goodwill annually for impairment or more frequently if events or changes in circumstances indicate that it might be impaired. We perform impairment tests at the reporting unit level to identify potential goodwill impairment.  We recognize a goodwill impairment loss in our statements of operations and comprehensive income when the carrying amount of goodwill exceeds its implied fair value.  We perform the impairment test at the end of the fourth quarter each year.  As a result of this impairment testing, we recognized no impairment loss for the nine months ended September 30, 2009.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed. Revenue is shown net of sales returns, which amounted to 0% and less than 0.50% of total sales for the three months and nine months ended September 30, 2009, respectively, and net of sales rebates, which is determined based on our distributors’ sales volumes.

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

In connection with the 2,073,190 performance stock options granted to certain employees on May 7, 2009, the fair value of the option awards was estimated on the date of grant to be $22,106,218, of which $1,114,012 and $1,856,685 was recorded as compensation expense in the three and nine months ended September 30, 2009, in accordance with the graded vesting attribution method.  The valuation was based on the assumptions noted in the following table.

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

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rate at December 31, 2008 was approximately 6.8 Renminbi to 1 U.S. dollar.  The exchange rate at September 30, 2009 was approximately 6.8 Renminbi to 1 U.S. dollar.  The exchange rate is currently permitted to float within a very limited range.

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

During our review of our financial statements and results for the year ended December 31, 2008, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, and concluded that these controls were not effective at December 31, 2008.  As a result of that assessment, we identified the following internal control matters that constituted material weaknesses or significant deficiencies:

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

Remediation Plan
We are devoting significant resources to remediating and improving our internal controls, including hiring additional accounting, internal audit and finance staff, engaging consultants to assist with these functions, upgrading our systems, and implementing additional financial and management controls, reporting systems and procedures.  These measures cost us an aggregate of approximately $737,400 as of November 14, 2009, are not expected fully to remediate our material weaknesses until at least December 31, 2009, and may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.  These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.  If we are unable to remediate successfully these material weaknesses and significant deficiencies in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

Changes in Internal Controls
Since the end of our 2008 fiscal year, we have begun the implementation of many of the remedial measures described above, including hiring additional staff, engaging consultants, training our staff, implementing more rigorous policies and procedures relating to period-end financial reporting, journal-entry approval, supporting documentation, account reconciliations, and management representation letters, and increasing our corporate audit focus on key accounting controls and processes, including documentation requirements.  We expect to continue to implement additional financial and management controls, reporting systems and procedures.

Progress Toward Remediation of Material Weaknesses and Significant Deficiencies
Material weaknesses and significant deficiencies that existed in our internal controls over financial reporting as of December 31, 2008, and progress toward their remediation as of September 30, 2009, are summarized below. Progress toward remediation is reported in the following stages:

•
In process — We are in the process of designing and implementing controls to correct identified internal control deficiencies and conducting ongoing evaluations to ensure all deficiencies have been identified.

•	Remediation activities implemented — We have designed and implemented the controls that we believe are necessary to remediate the identified internal control deficiencies.

•	Remediated —After a sufficient period of operation of the controls implemented to remediate the control deficiencies, management has evaluated the controls and found them to be operating effectively.

•	Material weaknesses in our internal controls over financial reporting noted as of December 31, 2008:

o	Financial statement review procedures – Remediation activities implemented and results of those activities are under assessment.

o	Accounting treatment for routine and non-routine transactions – Remediation activities implemented and results of those activities are under assessment.

o	Internal audit function – Remediation activities implemented and results of those activities are under assessment.

o	Timing of management’s assessment – Remediation activities implemented and results of those activities are under assessment.

•	Significant deficiencies in our internal controls over financial reporting noted as of December 31, 2008:

o	Period-end closing procedures – Remediation activities implemented and results of those activities are under assessment.

o	Access to administrative and accounting systems – Remediation activities implemented and results of those activities are under assessment.

o	Documentation of accounts receivable transfers and promoters expenses – Remediation activities implemented and results of those activities are under assessment.

o	Division of treasury and accounting duties – Remediation activities implemented and results of those activities are under assessment.

Additionally, during the three and nine months ended September 30, 2009, management has identified additional deficiencies in internal controls over financial reporting and is in process of evaluating and remediating those deficiencies.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various claims and lawsuits incidental to our business.  Other than as disclosed below, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

We are a plaintiff in a lawsuit entitled American Dairy, Inc. v. Murrell, Hall, McIntosh & Co. PLLP et al. (“MHM”), filed on April 15, 2008 in the United States District Court for the Western District of Oklahoma. This suit alleges that our previous independent auditor, MHM, breached its duties of due care and professional competence by failing to perform its audits in accordance with professional standards of care in that MHM improperly and negligently (i) accepted Henny Wee & Co.’s representation that it was independent and otherwise failed to make sufficient inquiries concerning Henny Wee & Co.’s independence, and (ii) permitted Henny Wee & Co. to perform such a significant and material part of the audit work that MHM should have evaluated whether it could act as principal auditor and report on our financial statements. We are seeking compensatory damages of not less than $10.0 million in connection with this suit.

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

We incur significant legal, accounting, insurance and other expenses as a result of being a public company.  For example, laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules related to corporate governance and other matters subsequently adopted by the SEC and the NYSE, result in substantial costs to us, including legal and accounting costs, and may divert our management’s attention from other matters that are important to our business.  Compliance with Section 404 of SOX requires that our management annually assess the effectiveness of our internal control over financial reporting and that our independent auditors report on management’s assessment.  During our review of our financial statements and results for the year ended December 31, 2008, our management identified several internal control matters that constitute material weaknesses and significant deficiencies and, consequently, has concluded that our internal control over financial reporting was not effective at December 31, 2008.  In addition, management has concluded, based primarily on the identification of the material weaknesses and significant deficiencies, that our disclosure controls and procedures were not effective at December 31, 2008.  See “Part I—Item 4—Controls and Procedures” above.  Material weaknesses in our internal controls over financial reporting related to financial statement review procedures, accounting treatment for routine and non-routine transactions, our internal audit function, and our untimely assessment of our internal controls over financial reporting.  Significant deficiencies in our internal controls over financial reporting related to period-end closing procedures, access to administrative and accounting systems, documentation of accounts receivable transfers and promoters expenses, and division of treasury and accounting duties.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  A “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  We are devoting significant resources to remediating and improving our internal controls, including hiring additional accounting, internal audit and finance staff, engaging consultants to assist with these functions, upgrading our systems, and implementing additional financial and management controls, reporting systems and procedures.  These measures cost us an aggregate of approximately $737,400 as of November 14, 2009, are not expected fully to remediate our material weaknesses until at least December 31, 2009, and may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.  These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.  If we are unable to remediate successfully these material weaknesses and significant deficiencies in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

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

In 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued a public notice, known as “Circular 75,” concerning the application of foreign exchange regulations to mergers and acquisitions involving foreign investment in China.  Among other things, the public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities.  Under Circular 75, if an acquisition of a PRC company by an offshore company controlled by PRC residents occurred prior to the issuance of Circular 75, certain PRC residents were required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company before March 31, 2006.  Such PRC residents must also amend the registration form if there is a material event affecting the offshore company, such as, among other things, a change to the company’s share capital, a transfer of shares, or if the company is involved in a merger, an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations.  Certain PRC residents who own our common stock have not made these Circular 75 registration filings.

As there is still significant uncertainty in China regarding the interpretation and implementation of Circular 75, we cannot predict how these regulations will affect our future acquisition strategy and business operations. For example, if we decide to acquire additional PRC companies, we or the owners of such companies may not be able to complete the filings and registrations, if any, required by the SAFE notices. Failure to complete Circular 75 registrations may limit the ability of our PRC subsidiaries to issue dividends to us, limit our ability to inject additional capital into our subsidiaries, restrict our ability to implement our acquisition strategy, and adversely affect our business and prospects.

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

We maintain certain bank accounts in China that are not protected by FDIC insurance or other insurance. As of September 30, 2009, we held approximately $29.4 million in bank accounts in China.  If a PRC bank holding our funds experienced insolvency, it may not permit us to withdraw our funds, which would result in a loss of such funds and reduction of our net assets.

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

Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, beneficially owned approximately 41% of our common stock as of November 10, 2009.  Our executive officers and directors as a group beneficially owned approximately 50% of our common stock as of November 10, 2009.  Consequently, these individuals will likely be able to determine the composition of our board of directors, retain the voting power to approve certain matters requiring shareholder approval and continue to have significant influence over our operations.  The interests of these shareholders may be different than the interests of other shareholders on these matters.  This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

As of September 30, 2009 we had approximately $ 183.0 million of total liabilities, which included approximately $16.0 million of outstanding principal on our 2009 Notes and our 2012 Notes. Although all of our 2009 Notes have converted into shares of our common stock and we have repurchased all of our 2012 Notes as of October 15, 2009, we expect to continue to incur debt to fund capital and operating expenses. Our high level of indebtedness could have important consequences, including the following:

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

On August 11, 2009, we entered into a subscription agreement pursuant to which we agreed to issue 2,100,000 shares of our common stock to the Purchasers for an aggregate purchase price of $63.0 million.  We completed the transaction on the proposed terms on August 26, 2009.  The subscription agreement includes several provisions that could have an adverse effect on us.  We have agreed not to issue new shares of our common stock at a price below $30.00 per share without the prior written consent of a majority in interest of the purchasers, subject to certain exceptions, which could preclude us from raising additional funds.  In addition, if we fail to meet certain earnings per share targets for 2009 and 2010, we have agreed to issue additional shares of our common stock to the Purchasers in proportion to the amount by which we fail to meet the target, up to a maximum amount of 525,000 shares, which would result in immediate and substantial dilution to our shareholders.  Furthermore, if the average closing prices of our common stock for the fifteen trading days commencing on the third anniversary of the closing date is less than $39.00, the purchasers will have the right to cause us to repurchase all of the securities acquired in connection with the agreement, which could significantly impact our liquidity and capital resources.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders on July 8, 2009, our shareholders elected Leng You-Bin, Liu Hua, Liu Sheng-Hui, Hui-Lan Lee, Kirk G. Downing, Esq. and James C. Lewis, Esq. for a one-year term.  There were no other directors who had terms of office continuing after the meeting.  The following table sets forth the voting results for each proposal our shareholders considered at the meeting:

Proposal	Votes For	Votes Against	Votes Withheld/ Abstained	Broker Non-votes
Elect six directors to serve until their successors are duly elected and qualified
Leng You-Bin	15,169,744	N/A	826,555	N/A
Liu Hua	15,183,850	N/A	488,812	N/A
Liu Sheng-Hui	15,507,487	N/A	368,702	N/A
Hui-Lan Lee	15,627,989	N/A	812,449	N/A
Kirk G. Downing, Esq.	15,627,597	N/A	368,310	N/A
James C. Lewis, Esq.	15,603,975	N/A	392,324	N/A

Approve our 2009 Stock Incentive Plan	10,846,133	2,545,134	2,605,032	N/A

Ratify the selection of Grant Thornton, the Hong Kong member firm of Grant Thornton International Ltd., as our independent registered public accounting firm for the fiscal year ending December 31, 2009	15,955,276	40,028	995	N/A

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1	Subscription Agreement, dated as of August 12, 2009, by and among American Dairy, Inc. and the Purchasers		8-K	10.1	001-32473	8/12/09
10.2	Registration Rights Agreement, dated as of August 26, 2009, by and among American Dairy, Inc. and the Purchasers		8-K	10.1	001-32473	8/26/09
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Dairy, Inc.

Date: November 16, 2009	By:	/s/ Leng You-Bin
Leng You-Bin Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Jonathan H. Chou
Jonathan H. Chou Chief Financial Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1	Subscription Agreement, dated as of August 12, 2009, by and among American Dairy, Inc. and the Purchasers		8-K	10.1	001-32473	8/12/09
10.2	Registration Rights Agreement, dated as of August 26, 2009, by and among American Dairy, Inc. and the Purchasers		8-K	10.1	001-32473	8/26/09
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X