Form 10-K
period 2009-12-31
AMERICAN DAIRY INC
filed 2010-03-16
CIK 789868

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Address of principal executive offices)

Registrant’s telephone number, including area code: 86 (10) 6431-9357

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange, Inc.

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2009 as reported on the NYSE, was approximately $267,000,000.

As of March 10, 2010, there were 21,707,376 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the registrant’s 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “American Dairy,” “we,” “us” and “our” refer to American Dairy, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

Overview

We are a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the People’s Republic of China, or the PRC.  Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns.  We have over 200 company-owned milk collection stations, two company-owned dairy farms, seven production facilities with an aggregate milk powder production capacity of approximately 1,234 tons per day and an extensive distribution network that reaches over 95,000 retail outlets throughout China.

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

Today, we own various subsidiaries in the PRC that operate our business, including:

•	Heilongjiang Feihe Dairy Co., Limited, or Feihe Dairy, which produces, packages and distributes milk powder and other dairy products;

•	Gannan Flying Crane Dairy Products Co., Limited, or Gannan Feihe, which produces milk products;

•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited, or Shanxi Feihe, which produces walnut and soybean products;
•	Langfang Flying Crane Dairy Products Co., Limited, or Langfang Feihe, which packages and distributes finished products;

•	Baiquan Feihe Dairy Co., Limited, or Baiquan Dairy, which produces milk products;

•	Heilongjiang Feihe Kedong Feedlots Co., Limited, or Kedong Farms, which operates dairy farms;

•	Heilongjiang Feihe Gannan Feedlots Co., Limited, or Gannan Farms, which operates dairy farms;

•	Heilongjiang Aiyingquan International Trading Co., Limited, or Aiyingquan, which markets and distributes water and cheese, specifically marketed for consumption by children; and

•	Heilongjiang Flying Crane Trading Co., Limited, or Heilongjiang Trading, which sells milk and soybean related products.

The following chart reflects the current corporate structure of the American Dairy entities:

*  Indicates a nominee shareholder who, pursuant to a former requirement under the PRC Company Law that certain PRC companies have at least two shareholders, holds its equity interest for the benefit of the majority shareholder.

Principal Products

Our products fall into four main product categories: milk powder, soybean powder, rice cereal and walnut and other products.

Milk Powder
Milk powder is our primary product and is divided into several sub-categories.  We produce milk powder for infants and young children formulated for zero to six months, six months to one year, one to three years and three to six years of age.  We also produce milk powder for expectant mothers, students and for the middle-aged and elderly populations.  In addition, we occasionally purchase semi-finished milk powder, which we refer to as “raw milk powder,” from third parties, which we then process and distribute to beverage manufacturers and other wholesalers for use in their blended drink products.

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

Walnut and Other Products
We produce other auxiliary products that we market in conjunction with our infant milk powder, as well as to health-conscious adults.  Walnut products include walnut powder and walnut oil.  Other products include cream, skim milk powder, full milk powder, butter, cheese and other related milk powder products and water and cheese marketed specifically for children.

Product Sales

The following table reflects the sales of our principal products during the fiscal years ended December 31, 2009 and 2008:

	2009			2008			2009 over 2008
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales

Milk powder	28,783	216,230	79.8	16,311	121,255	62.8	12,472	94,975	78.3
Raw milk powder	11,637	34,328	12.7	16,572	60,753	31.4	(4,935)	(26,425)	(43.5)
Soybean powder	3,349	7,319	2.7	2,153	4,400	2.3	1,196	2,919	66.3
Rice cereal	1,103	6,730	2.5	816	4,631	2.4	287	2,099	45.3
Walnut products	601	3,070	1.1	327	1,663	0.9	274	1,407	84.6
Other	543	3,401	1.3	727	490	0.3	(184)	2,911	594.1
Total	46,016	271,078	100	36,906	193,192	100	9,110	77,886	40

Sources of Milk

We have entered into supply contracts with numerous small dairy farmers that have provided us access to over 200,000 cows that provide milk to our over 200 company-owned milk collection stations.  On average, each cow provides four tons of milk per year, which farmers deliver to our milk collection stations.  In addition, we own two dairy farms, Gannan Farms and Kedong Farms, construction of which we completed in the fourth quarter of 2009.   Gannan Farms and Kedong Farms currently house a total of approximately 14,000 Australian Holstein cows, each of which, on average, provides us with 8-10 tons of milk per year.  We expect that each of our dairy farms will have annual capacity to source up to 70,000 tons of fresh milk per year.

Raw Milk Processing

We believe that, through purchasing raw milk locally and employing minimal processing techniques, we are able to preserve the fresh taste of milk.  The industry standard for the time it takes for raw milk to be converted to milk powder is approximately 48 hours.  Many large regional dairies, we believe, process raw milk that may be three to four days old.  Milk processed by conventional farms for sale to regional dairies is typically stored at the farm for a minimum of two days, commonly spends a full day in transit to the dairy facility, and is processed the following day.

However, our standard is to process the raw milk within 6-24 hours after milking, depending upon the time of day the raw milk is delivered to us.  Within this time, the milk is chilled, transported, separated, sterilized and spray-dried.  The raw milk is first received from milk collection centers or from our company-owned dairy farms.  Fully enclosed, stainless-steel vacuum milking machines are used to receive the raw milk.  Once received, the raw milk will no longer have any contact with air and is immediately processed with refrigeration equipment that cools the raw milk within four seconds to approximately zero to four degrees Celsius.  The raw milk is then stored in air-tight tanks in preparation for advanced processes, which include milk fat separation, sterilization and spray-drying.

The milk used in our products is not homogenized.  During homogenization, pressurized milk is forced through openings smaller than the size of the fat globules present in milk, breaking them into smaller particles.  Thus treated, the milk fat remains suspended and does not separate out in the form of cream.  We believe that this process adversely affects the taste and feel of milk.  In addition, our milk is pasteurized at the lowest temperatures allowed by law to avoid imparting a cooked flavor to the milk.  When the milk is clarified and the butterfat removed to yield cream and skim milk, a process of cold separation is used, rather than the more commonly employed hot separation, which we believe adversely affects the flavor of the milk.

Dairy Product Processing

Our products are made in small batches using minimal processing techniques to maintain freshness and allow maximum flavor and nutrition retention.  They are made with wholesome ingredients and no chemicals or additives are employed.  Our dairy products arrive to consumers in our marketing area sooner after production than most other dairy products because they are produced locally.  To assure product quality, the beginning of each production run is sampled for flavor, aroma, texture and appearance.  In addition, inspectors conduct spot-checks for bacteria and butterfat content in our products, as well as sanitary conditions in our facilities.

Quality Assurance

We are committed to delivering high-quality dairy products.  We apply a 25-step quality control process that involves over a hundred points of testing from the feed for the dairy cows, throughout our manufacturing process, and extending to semi-finished products, which we purchase from third parties for further processing, and finished products.

The production facilities we have constructed comply with pharmaceutical good manufacturing practice, or GMP, standards, a higher level of quality control than required for consumer goods manufacturing facilities.  Since 2000, our production facilities have obtained ISO 9002 and HACCP quality assurance certifications, as well as quality certifications from the PRC regulatory authorities.  Our processing equipment is manufactured by well-known European manufacturing companies.  We use whole-sealing and mechanized vacuum milk-pressing devices with freezing equipment for each milk station, which allows us to reduce the temperature of raw milk to zero to four degrees Celsius within seconds for storage.  Our equipment also eliminates external air contact from the time milk is collected through the time that it is fully processed.  We employ automated processes and scientific parameters throughout the manufacturing process that are designed to ensure that all products meet our quality requirements.  We have in-house laboratories that utilize proprietary in-line sampling techniques to ensure the quality and safety of the entire production process, from raw materials to semi-finished products to finished products.  We believe that our rigorous testing and inspection procedures have been critical in ensuring that our products are free from melamine and other contaminants, are premium quality products and are safe and healthy for customers.

Production and Packaging Facilities

We own and operate seven production and packaging facilities.  The production facilities we have constructed comply with pharmaceutical GMP standards, a higher level of quality control than required for consumer goods manufacturing facilities.  Since 2000, our production facilities have obtained ISO 9002 and HACCP quality assurance certifications, as well as quality certifications from the PRC regulatory authorities.  We believe that our design standards help us assure our product quality.  We believe that we are one of the few PRC milk producers that has processing areas that meet a 300,000 cleanliness purification standard, which means that there are less than 300,000 dust particles per cubic centimeter of air.  In a standard room, dust particles can reach over two million dust particles per cubic centimeter of air.  Continuing our commitment to quality, we have also added testing equipment and other quality control procedures to our processing equipment manufactured by known European and American manufacturing companies.

Feihe Dairy
Located in Kedong, Heilongjiang Province, China, the Feihe Dairy premises comprise approximately 88,221 square meters.  The plant is approximately 9 years old, although it was completely remodeled in 2005.  Feihe Dairy principally produces infant milk formula and has a production capacity of 550 tons per day of milk powder.  In addition, Feihe Dairy serves as a packaging facility and packages approximately 22,000 tons of products per year.

Gannan Feihe
Located in Heilongjiang Province, China, the Gannan Feihe premises comprise approximately 300,000 square meters.  The plant is approximately 4 years old and commenced milk powder production in 2008.  It is currently under expansion and is expected to be finished in August 2010.  Gannan Feihe principally produces infant milk formula and has a production capacity of approximately 300 tons per day of milk powder.

Langfang Feihe
Located in Hebei Province, China, the Langfang Feihe premises comprise approximately 80,243 square meters.  The plant is approximately 4 years old and commenced operations in 2007.  Langfang Feihe primarily serves as a packaging and distribution facility and packages approximately 50,000 tons of products per year.

Shanxi Feihe
Located in Shanxi Province, China, the Shanxi Feihe premises comprise approximately 40,000 square meters.  The plant is approximately 6 years old.  Shanxi Feihe principally produces soybean powder, walnut powder and walnut oil and has a production capacity of approximately 5,000 tons per year of soybean powder and walnut powder combined, and 1,000 tons per year of walnut oil.

Baiquan Dairy
Located in Heilongjiang Province, China, the Baiquan Dairy premises comprise approximately 36,000 square meters.  The plant is approximately 18 years old, although it was completely remodeled in 2004.  Baiquan Dairy principally produces infant milk formula and has a production capacity of approximately 100 tons per day of milk powder.

Qiqihaer Feihe
Located in Heilongjiang Province, China, the Qiqihaer Feihe premises comprise approximately 90,000 square meters.  The plant is approximately 5 years old.  Qiqihaer Feihe principally produces infant milk formula and adult milk formula and has a production capacity of approximately 270 tons per day of milk powder.  Qiqihaer Feihe also produces butter and has a production capacity of approximately 15 tons per day.

Longjiang Feihe
Located in Heilongjiang Province, China, the Longjiang Feihe premises comprise approximately 29,690 square meters. The plant is approximately 19 years old and is currently under expansion which is expected to be complete in May 2011. Longjiang Feihe produces adult milk formula and has a production capacity of approximately 16 tons per day of milk powder. Longjiang Feihe also produces raw milk powder and has a production capacity approximately 11 tons per day.

The table below summarizes key information regarding our production and packaging plants.

Facility	Province/ Region	Products	Production Capacity	Packaging Capacity (tons/year)
Feihe Dairy	Heilongjiang	Infant milk formula	550 (tons/day)	22,000
Gannan Feihe	Heilongjiang	Infant milk formula	300 (tons/day)	N/A
Langfang Feihe	Hebei	N/A	N/A	50,000
Shanxi Feihe	Shanxi	Walnut powder & Soybean powder;	5,000 (tons/year)	N/A
		Walnut oil	1,000 (tons/year)
Baiquan Dairy	Heilongjiang	Infant milk formula	100 (tons/day)	N/A
Qiqihaer Feihe	Heilongjiang	Infant milk formula; Adult milk powder	270 (tons/day)	N/A
		Butter	15 (tons/day)
Longjiang Feihe	Heilongjiang	Adult milk powder;	14 (tons/day)	N/A
		Raw milk powder	10 (tons/day)

Sources of Walnut and Soybeans

We order walnuts and soybeans from local farmers for delivery to the Feihe Dairy.  We then distribute these raw materials to our facilities as necessary.

Product Distribution

Currently, our products are sold in stores nationwide throughout China, except in Hong Kong SAR, Macau SAR and Taiwan.  Prior to distribution, we route our products to our Feihe Dairy and Langfang Feihe for final packaging.  Feihe Dairy then distributes our finished products primarily in northeastern China, including Heilongjiang, Jilin and Liaoning Provinces, and Langfang Feihe distributes our finished products throughout the rest of China.  We have a distribution team based in our corporate headquarters that coordinates with a network of over 450 dealers or representatives in key provinces across China.  The dealers, in turn, each typically hire one or two secondary agents who assist in the distribution process, including inventory management, product sales, customer service and payments.  Dealer agents display and sell our products in specially designated areas in stores.  In addition, in 2008 we began distributing our raw milk powder to beverage manufacturers and other wholesalers for use in their blended drink products. In 2010, we established a system to monitor distributor inventory levels and cross-territory selling activity.

Generally, we deliver our products only after receipt of payment from the dealer.  We typically enter into new agreements with our dealers each year that specify sales targets and territories, among other provisions.  We seek to expand the number of key provinces served by our dealer network as part of our growth strategy and ultimately to establish a distribution system based upon local production at local dairies.  We currently distribute our products to 29 provinces in China and to over 95,000 retail outlets.

Customers

No single customer equaled or exceeded 10% of our sales during the years ended December 31, 2009 or 2008.

Intellectual Property

We rely principally on trade secrets and confidentiality agreements to protect our proprietary product formulations and production processes.  We have obtained trademark registrations for the use of our trade name “Feihe,” as well as our “Feifan,” “Feihui,” “Feirei,” “Feiyue,” and “Beidiqi” Chinese brands and our “Firmus” and “Babyrich” English brand names, which have been registered with the PRC Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products.  We believe our trademarks are important to the establishment of consumer recognition of our products.  However, due to uncertainties in PRC trademark law, the protection afforded by our trademarks may be less than we currently expect and may, in fact, be insufficient.  Moreover, even if it is sufficient, in the event any of our trademarks are challenged or infringed, we may not have the financial resources to defend it against any challenge or infringement and such defense could in any event be unsuccessful.  Moreover, any events or conditions that negatively impact our trademark could have a material adverse effect on our business, operations and finances.

Research and Development

As of March 10, 2010, we had six technicians engaged in research and development activities.  These technicians monitor quality control at our production facilities to ensure that the processing, packaging and distribution of our milk products result in high quality premium milk products that are safe and healthy for customers.  These technicians also pursue methods and techniques to improve the taste and quality of our milk products and to evaluate new milk products for further production based upon changes in consumer tastes, trends and the introduction of competitive products by other milk producers.

During the fiscal years ended December 31, 2009 and 2008, we spent approximately $66,000 and $137,000, respectively, per year on research and development, representing amounts paid in compensation to our six quality control technicians described above.

Growth Strategy

We believe the market for dairy products in China is growing rapidly, including the market for high quality dairy products.  Our growth strategy involves increasing market share during this rapid growth phase.  To implement this strategy, we plan to:

•
Enhance distribution capabilities in PRC markets.  We plan to expand our distribution network in first-tier markets in the PRC, including Beijing, Shanghai, Guangzhou, Shenzhen and other major second and third-tier cities in the Pearl River Delta.  In addition, we plan to further increase our sales points across China, focusing on southern and western China.  Our currently extensive distribution network, which reaches many provincial capital and sub-provincial cities, has special channels into first-tier markets that we plan to expand.  We believe that positioning our brand as a high-quality line of products in these markets will facilitate our expansion.

•
Strengthen our premium quality brand awareness.  We believe that our products enjoy a reputation for high quality among those familiar with them, and our products routinely pass government and internal quality inspections.  We have increased our advertising expenses and plan to continue advertising on China Central Television, or CCTV, as well as provincial stations in China, in order to market our products as premium and super-premium products.  We believe many consumers in China tend to regard higher prices as indicative of higher quality and higher nutritional value, and as a result consumers with higher disposable incomes are increasingly inclined to purchase higher priced products, particularly in the areas of infant formula and nutritional products.

•
Align sourcing, production and distribution by region.  We believe that we can increase our efficiency and decrease our costs if our products are produced from local sources and sold in local markets.  We plan to select strategic locations for our company-owned collection stations and production facilities that will enhance this efficiency.

•
Maintaining quality through world-class production processes.  We believe we can maintain our production of high quality dairy products by continuing to enter exclusive contracts with dairy farmers who can deliver quality milk, strengthening our company-owned large-scale dairy farm operations, expanding our company-owned collection stations and production facilities, and employing comprehensive testing and quality control measures.

Competition

The dairy industry in China is highly competitive.  We face significant competition from large multinational producers, such as Dumex, Mead Johnson, Abbott and Wyeth, and large national milk companies, such as Synutra, Yashili and Yili, particularly in more affluent major urban areas.  Many of our competitors have greater resources and sell more products than we do.  We believe that our competitive position has improved following the melamine crisis in 2008, which did not involve any of our products.  Our products are positioned as premium products and, accordingly, are generally priced higher than many similar competitive products.  We believe that the principal competitive factors in marketing our products are quality, taste, freshness, price and product recognition.  While we believe that we compete favorably in terms of quality, taste and freshness, our products are more expensive and less well known than certain other established brands.  Our premium products may also be considered in competition with non-premium quality dairy products for discretionary food dollars.

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

Employees

As of March 10, 2010, we had approximately 3,411 employees on our payroll.  We had eight group administrators, approximately 634 employees were in marketing and sales, approximately 79 employees provided marketing support, approximately 320 people were working in our Nutrition Department as consultants and managers, approximately 236 employees were performing administrative functions, including financing, auditing and human resources, and approximately 2,134 employees were in production, storage and distribution.  Our employees are not represented by a labor union or covered by a collective bargaining agreement.  We have not experienced any work stoppages.  We believe that our relations with our employees are good.

Financial Information about Segments and Geographic Areas

Although we have historically operated and managed our business as a single reportable segment, in 2008, with the initial operations of our dairy farms, we have two reportable segments:  dairy products and dairy farm. Our dairy products segment produces and sells dairy products, such as wholesale and retail milk powders, as well as soybean powder, rice cereal, walnut powder and walnut oil.  Our dairy farm segment operates our two company-owned dairy farms, Gannon Farms and Kedong Farms, construction of which we completed in the fourth quarter of 2009.  Our dairy farms provide milk to us and not to external customers. Please see Note 30 to our audited financial statements included elsewhere in this report for further discussion about segments. As we primarily generate our revenues from customers in the PRC, we do not present geographical segments.

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

We sell products for human consumption, which involves risks such as product contamination, spoilage and tampering. In 2008, sales in China of substandard milk formula contaminated with a substance known as melamine caused the death of six infants as well as illness of nearly 300,000 others.  In 2009, new incidents of substandard milk formula contaminated with melamine also appeared and again, none of our products were involved.  Although our products were not involved in these incidents, China’s Administration of Quality Supervision, Inspection and Quarantine found that the products of at least 22 Chinese milk and formula producers were contaminated by melamine, a substance not approved for use in food, which caused significant negative publicity for the entire dairy industry in China.  The mere publication of information asserting that our milk powder, infant formula or other products contain melamine or other contaminants could have a material adverse effect on us, regardless of whether these reports are scientifically supported or concern our products or the raw materials used in our products.  In addition, if the consumption of any of our products causes injury, illness or death, we may face product liability claims, product recalls, temporary or permanent suspensions of operations, government investigations or sanctions, any of which could be extremely expensive and damaging to our business.

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

Our business requires a supply of raw milk. Our growth will be limited if the supply of raw milk is insufficient to meet demand. Moreover, as we attempt to implement our growth strategy, it may become difficult to maintain current levels of quality control. Inadequate quality control could harm our reputation and the demand for our products, which would also limit our growth. A significant amount of the raw milk used in our products is supplied to us by numerous local farms under output contracts. We believe that our farmers can increase their production of raw milk. We further believe, however, that this supply may not be sufficient to meet increased demand for our products associated with our proposed marketing efforts and that such increase may compromise quality. Though we believe that additional raw milk is available locally, if needed, we may not be able to enter into arrangements with the producers of such milk on terms acceptable to us, if at all. Our efforts to source milk through our company-owned dairy farms are new, may involve unforeseen difficulties, and may not supply the quantity of raw milk we need to maintain and expand our levels of production. An inadequate supply of raw milk, coupled with concern over quality control, could increase costs for raw milk or decrease the sales price for our products, which could limit our ability to grow, cause our earnings to decline and make our business less profitable.

The recent global economic and financial market crisis could significantly impact our financial condition.

Current global economic conditions could have a negative effect on our business and results of operations. Economic activity in China, the United States and throughout much of the world has undergone a sudden, sharp economic downturn following the recent housing crisis in the real estate and credit markets in both the United States and Europe.  Market disruptions have included extreme volatility in securities prices, as well as severely diminished liquidity and credit availability.  The economic crisis may adversely affect us in a variety of ways. Access to lines of credit or the capital markets may be severely restricted, which may preclude us from raising funds required for operations and to fund continued expansion.  It may be more difficult for us to complete strategic transactions with third parties. The financial and credit market turmoil could also negatively impact our suppliers and customers, which could decrease our ability to source, produce and distribute our products and could decrease demand for our products. While it is not possible to predict with certainty the duration or severity of the current disruption in financial and credit markets, if economic conditions continue to worsen, it is possible these factors could significantly impact our financial condition.

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

For example, our raw milk cost increased by approximately 45% in 2008 due to various factors, including, we believe, general economic conditions, such as inflation and fuel prices, and rising production costs and decreased by approximately 20% in 2009 due to various other factors, including increased competition abroad and currency appreciation.  We also expect that our raw material prices will continue to fluctuate and be affected by all of these factors in the future.  Changes to our raw materials prices may result in increases in production and packaging costs, and we may be unable to raise the prices of our products to offset such increases in the short term or at all. As a result, our results of operations may be materially and adversely affected.

We are subject to public company reporting and other requirements for which we will incur substantial costs and our accounting and other management systems and resources may not be adequately prepared.

We incur significant legal, accounting, insurance and other expenses as a result of being a public company.  For example, laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules related to corporate governance and other matters subsequently adopted by the SEC and the NYSE, result in substantial costs to us, including legal and accounting costs, and may divert our management’s attention from other matters that are important to our business.  Compliance with Section 404 of SOX requires that our management annually assess the effectiveness of our internal control over financial reporting and that our independent auditors report on management’s assessment.  During our review of our financial statements and results for the year ended December 31, 2008, our management identified several internal control matters that constituted material weaknesses and significant deficiencies and, consequently, concluded that our internal control over financial reporting was not effective at December 31, 2008.  In addition, management concluded, based primarily on the identification of the material weaknesses and significant deficiencies, that our disclosure controls and procedures were not effective at December 31, 2008.  Since the end of 2008, we implemented remedial measures described below under “Management’s Report on Internal Control Over Financial Reporting—Changes in Internal Controls,” including hiring additional accounting, internal audit and finance staff, engaging consultants to assist with these functions, upgrading our systems, and implementing additional financial and management controls and reporting systems and procedures, as well as improving certain processes surrounding our Audit Committee activities.  These measures have cost us an aggregate of approximately $1.0 million to date.  Although management has concluded the measures have partially remediated many of our historical material weaknesses, as of December 31, 2009 our management concluded we had a material weakness relating to the accounting and treatment of routine and non-routine transactions:  we did not effectively and timely assess the accounting treatment for certain transactions, including sales, purchases, government subsidy income, and operating expenses. The measures we take to remediate material weaknesses may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

Our products compete with other premium quality dairy brands as well as less expensive, non-premium brands. Our products face competition from non-premium producers distributing in our marketing area and other producers packaging their products in our marketing area. Many of our competitors are well established, have greater financial, marketing, personnel and other resources, have more established distribution channels into major markets, and have products that have gained wide customer acceptance in the marketplace. Our largest competitors are multi-national dairy companies owned by the government of China. The greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to advertising efforts by us. The dairy industry in China is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns, such as large discounts to distributors. In addition, distributors in China often engage in cross-territory selling activities, which involves their diversion of products into different geographic regions, which can disrupt the price of our products and adversely impact our revenues. We may be unable to compete successfully with our competitors in some or all of our markets, and our competitors may develop products which have superior qualities or gain wider market acceptance than ours.

We expect to incur costs related to potential acquisitions and expansion into new plants and ventures, which may not prove to be profitable. Moreover, any delays in our expansion plans could cause our profits to decline and jeopardize our business.

We anticipate that any proposed expansion of our milk production facilities may include the acquisition and construction of new or additional facilities. Our cost estimates and projected completion dates for construction of new production facilities may change significantly as the projects progress. In addition,  projects could entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings. A delay in scheduled openings of production facilities could delay our receipt of sales revenues from such facilities, which, when coupled with the increased costs and expenses of our expansion, could cause a decline in our profits.

Our plans to finance, develop, and expand our production facilities could be subject to the many risks inherent in the rapid expansion of a high growth business enterprise, including unanticipated design, construction, regulatory and operating problems, and the significant risks commonly associated with implementing a marketing strategy in changing and expanding markets. These projects may not become operational within their estimated time frames and budgets as projected at the time we enter into a particular agreement, or at all. In addition, we may develop projects as joint ventures in an effort to reduce our financial commitment to individual projects. The significant expenditures required to expand our production plants may not ultimately result in increased profits.

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

We are subject to extensive regulation by China’s Agricultural Ministry, and by other provincial and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of our products.  For instance, in June 2009, regulatory requirements became effective in China requiring new package labeling for dairy products, which we believe impacted our sales cycles during the three months ended June 30, 2009.  Additional labeling requirements are scheduled to become effective on June 10, 2010 for all dairy products, which could have an adverse impact on our sales, inventory levels, or packing and distribution.

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

In 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued a public notice, known as “Circular 75,” concerning the application of foreign exchange regulations to mergers and acquisitions involving foreign investment in China.  Among other things, the public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities.  Under Circular 75, if an acquisition of a PRC company by an offshore company controlled by PRC residents occurred prior to the issuance of Circular 75, certain PRC residents were required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company before March 31, 2006.  Such PRC residents must also amend the registration form if there is a material event affecting the offshore company, such as, among other things, a change of the company’s share capital, a transfer of shares, or if the company is involved in a merger, an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations.  In the past, we have acquired a number of assets from, or equity interests in, PRC companies.

There is still significant uncertainty in China regarding the interpretation and implementation of Circular 75.  Nevertheless, we have requested that our shareholders who are PRC residents make the necessary applications, filings and amendments that  required under Circular 75 and related regulations. However, all of our PRC-resident shareholders may not comply with such requirements.  We also cannot predict how these regulations will affect our future acquisition strategy and business operations. For example, if we decide to acquire additional PRC companies, we or the owners of such companies may not be able to complete the filings and registrations, if any, required by the SAFE notices. Failure to complete Circular 75 registrations may limit the ability of our PRC subsidiaries to issue dividends to us, limit our ability to inject additional capital into our subsidiaries, restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

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

Furthermore, in August 2008, SAFE issued a notice, known as “Circular 142,” regulating the conversion by a foreign-invested company of foreign currency into PRC currency, the Reminbi or RMB, by restricting the uses for the converted RMB. Circular 142 requires that the registered capital of a foreign-invested company denominated in RMB but converted from a foreign currency may only be used pursuant to the purposes set forth in the foreign-invested company’s business scope as approved by the applicable governmental authority. Such registered capital may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company that was denominated in RMB but converted from foreign currency. Violations of Circular 142 may result in severe penalties, including significant fines. As a result, Circular 142 may significantly limit our ability to invest in or acquire other PRC companies using the RMB-denominated capital of our PRC subsidiaries.

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

The PRC currency is not a freely convertible currency. We rely on the PRC government’s foreign currency conversion policies, which may change at any time, in regard to our currency exchange needs. We receive substantially all of our revenues in Renminbi, which is not freely convertible into other foreign currencies. In China, the government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies and restrictions on foreign imports. Although foreign currencies that are required for current account transactions can be bought freely at authorized PRC banks, the proper procedural requirements prescribed by PRC law must be met. At the same time, PRC companies are also required to sell their foreign exchange earnings to authorized PRC banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the PRC government. This substantial regulation by the PRC government of foreign currency exchange may restrict our business operations and a change in any of these government policies could negatively impact our operations, which could result in a loss of profits.

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

The functional currency of our operations in China is the Renminbi. However, results of our operations are translated at average exchange rates into U.S. dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. We do not currently use hedging techniques, and any hedging techniques we may use in the future may not eliminate and may exacerbate the effects of currency fluctuations. Thus, exchange rate fluctuations could cause our profits, and therefore our stock prices, to decline.

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

We maintain certain bank accounts in China that are not protected by FDIC insurance or other insurance. As of December 31, 2009, we held approximately $48 million in bank accounts in China.  If a PRC bank holding our funds experienced insolvency, it may not permit us to withdraw our funds, which would result in a loss of such funds and reduction of our net assets.  As of December 31, 2009, we held approximately $964,000 of cash balances within the United States, of which $714,000 was in excess of FDIC insurance limits, and exposes us to risk of loss of such funds and a resulting reduction of our net assets.

Limited and uncertain trademark protection in China makes the ownership and use of our trademark uncertain.

We have obtained trademark registrations for the use of our trade name “Feihe,” as well as our “Feifan,” “Feihui,” “Feirei,” “Feiyue,” and “Beidiqi” Chinese brands and our “Firmus” and “Babyrich” English brand names, which have been registered with the PRC Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products.  We believe our trademark is important to the establishment of consumer recognition of our products.  However, due to uncertainties in PRC trademark law, the protection afforded by our trademark may be less than we currently expect and may, in fact, be insufficient. Moreover, even if it is sufficient, in the event it is challenged or infringed, we may not have the financial resources to defend it against any challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademark could have a material adverse effect on our business, operations and finances.

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

Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, beneficially owned approximately 41% of our common stock as of March 10, 2010.  Consequently, Mr. Leng will likely be able to determine the composition of our board of directors, to approve certain matters requiring shareholder approval and to have significant influence over our operations.  Mr. Leng’s interests may be different than the interests of other shareholders on these matters.  This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

As of December 31, 2009, we had approximately $220.7 million of total liabilities. Although all of our 7.75% Convertible Notes due 2009, or the 2009 Notes, have converted into shares of our common stock and we have repurchased all of our 1.00% Guaranteed Senior Secured Convertible Notes due 2012, or the 2012 Notes, we expect to continue to incur debt to fund capital and operating expenses.  Our high level of indebtedness could have important consequences, including the following:

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

In August 2009, pursuant to a subscription agreement, we issued 2,100,000 shares of our common stock to Sequoia Capital China Growth Fund I, L.P. and certain of its affiliates, or the Purchasers, for an aggregate purchase price of $63.0 million.  The subscription agreement includes several provisions that could have an adverse effect on us.  We have agreed not to issue new shares of our common stock at a price below $30.00 per share without the prior written consent of a majority in interest of the Purchasers, subject to certain exceptions, which could preclude us from raising additional funds.  In addition, because we did not meet certain earnings per share targets for 2009, we must issue 525,000 additional shares of our common stock to the Purchasers pursuant to the agreement, which will result in immediate and substantial dilution to our shareholders.  Furthermore, if the average closing prices of our common stock for the fifteen trading days commencing on the third anniversary of the closing date is less than $39.00 per share, the purchasers will have the right to cause us to repurchase all of the securities acquired in connection with the agreement, which could significantly impact our liquidity and capital resources.

Financial covenants in our loan agreement could restrict our ability to obtain new debt and our failure to comply with it could adversely affect our business and financial condition.

In October 2009, we entered into a loan agreement with a bank in the PRC for a principal amount of up to $9.2 million for the purpose of financing the purchase of certain equipment.  As of December 31, 2009, there was approximately $4.0 million in principal payable under this loan.  The loan agreement contains a financial covenant requiring us to maintain a debt to earnings ratio.  At December 31, 2009, we were in technical default of the financial covenant under the loan agreement.  The bank did not provide notice of default, waived the technical default at December 31, 2009, and agreed to revise the financial covenant to measure compliance on a 12-month rolling basis rather than quarter by quarter.  However, we may be unable to comply with the revised financial covenant in the future or to obtain a waiver from the bank.  Our inability to comply with the covenant may impact our ability to draw against the facility, constitute an event of default under the loan agreement, impact our ability to obtain additional debt, and have an adverse effect on our business and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executives are located at Star City International Building, 10 Jiuxianqiao Road, C-16th Floor, Chaoyang District, Beijing, China 100016.  We have seven production and packaging facilities, which have an aggregate milk powder production capacity of 1,234 tons per day, encompass an aggregate of approximately 664,153 square meters of office, plant, and warehouse space, and are located in the Heilongjiang, Shanxi and Hebei Provinces in China.  For additional information on our production and packaging facilities, see “Item 1. Business—Production and Packaging Facilities” above.  In addition, we own two dairy farms, Gannan Farms and Kedong Farms, construction of which we completed in the fourth quarter of 2009, and which each consist of approximately 986,300 and 385,000 total square meters of cattle houses and administrative facilities, respectively.  Gannan Farms and Kedong Farms currently house a total of approximately 14,000 Australian Holstein cows, each of which, on average, provides us with 8-10 tons of milk per year.  We expect that each of our dairy farms will have annual capacity to source up to 70,000 tons of fresh milk per year.

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

We believe that our facilities are suitable for our current operations.  As part of our growth strategy, we are in the process of expanding our production capacity and plan to strengthen our dairy farm operations.

Item 3. Legal Proceedings

From time to time, we may become involved in various claims and lawsuits incidental to our business.  Other than as disclosed below, we know of no material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

We are a plaintiff in a lawsuit entitled American Dairy, Inc. v. Murrell, Hall, McIntosh & Co. PLLP et al., filed on April 15, 2008 in the United States District Court for the Western District of Oklahoma. This suit alleges that our previous independent auditor, Murrell, Hall, McIntosh & Co. PLLP, or MHM, breached its duties of due care and professional competence by failing to perform its audits in accordance with professional standards of care in that MHM improperly and negligently (i) accepted Henny Wee & Co.’s representation that it was independent and otherwise failed to make sufficient inquiries concerning Henny Wee & Co.’s independence, and (ii) permitted Henny Wee & Co. to perform such a significant and material part of the audit work that MHM should have evaluated whether it could act as principal auditor and report on our financial statements. We are seeking compensatory damages of not less than $10.0 million in connection with this suit. We continue to vigorously pursue damages under this lawsuit.

Item 4. (Removed and Reserved)

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Repurchases of Equity Securities

Price Range of Our Common Stock

American Dairy common stock trades on the NYSE under the symbol “ADY.”  At March 10, 2010, there were 21,707,376 shares of our common stock issued and outstanding that were held by approximately 411 shareholders of record.  The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as reported on the NYSE.

	Closing Price Range of Common Stock
	High	Low
Year Ended December 31, 2008:
1st Quarter	$12.91	$7.00
2nd Quarter	$13.91	$7.88
3rd Quarter	$11.34	$6.74
4th Quarter	$17.02	$8.32

Year Ended December 31, 2009:
1st Quarter	$17.08	$9.77
2nd Quarter	$43.16	$15.25
3rd Quarter	$39.95	$20.08
4th Quarter	$34.85	$20.25

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

Transfer Agent and Registrar

Our transfer agent and registrar is Progressive Transfer Co., 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117-5148; telephone 1 (801) 272-9294.

Performance Graph

The following graph compares the annual cumulative total shareholder return on an investment on December 31, 2004 of $100 in our common stock with the annual cumulative total return on the same investment in the S&P 500 Index and the S&P Packaged Foods and Meats Index for the five subsequent fiscal years.

Recent Sales of Unregistered Securities

In November 2008, pursuant to an agreement regarding our 2009 Notes, we issued to holders of our 2009 Notes an aggregate amount of 216,639 shares of our common stock.  In connection with the agreement, we amended and restated the 2009 Notes and the warrants issued therewith.  The amended and restated 2009 Notes had an aggregate principal amount of $18.2 million, accrued interest at an annual rate of 7.75%, matured in October 2009, and could be converted at the option of the holder into shares of our common stock at a conversion price of $14.50 per share.  The warrants issued with the amended and restated 2009 Notes permit the holders to acquire approximately 251,000 shares of our common stock at an exercise price of $14.50 per share at any time prior to October 2012.  We issued these securities pursuant to the exemptions from registration under Section 3(a)(9) of the Securities Act for certain exchange offers and Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

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

From January 2008 to December 2008, we issued 8,000 restricted shares of our common stock to each of our directors in consideration for their services to us, and an additional 2,000 restricted shares of our common stock to Hui-Lan Lee, a director and the chairperson of our Audit Committee.  In addition, from January 2008 to December 2009, we issued 22,500  restricted shares of our common stock, and options to purchase up to an aggregate of 2,233,190 shares of our common stock at exercise prices ranging from $12.00 to $27.69 per share, subject to various vesting requirements, to employees in consideration for their services to us.  We issued these securities in offshore transactions not requiring registration under the Securities Act and pursuant to the exemption from registration under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

In August 2009, we issued 2,100,000 shares of our common stock to accredited investors for an aggregate purchase price of $63.0 million, including $47.0 million in cash and the conversion of a $16.0 million bridge loan, pursuant to the exemptions from registration provided by Section 4(2) under the Securities Act and Rule 506 promulgated thereunder for transactions by an issuer not involving any public offering.

In July, August and October 2009, the holders of the 2009 Notes elected to convert the 2009 Notes into shares of our common stock.  In connection with these conversions, $18.2 million in principal and approximately $4.3 million in accrued interest on the 2009 Notes was converted into 1,549,122 shares of our common stock at a conversion price of $14.50 per share.  We issued these securities pursuant to the exemption from registration under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

From January 2008 to December 2009, we issued 807,347 shares of our common stock, at various exercise prices, upon exercise of warrants, resulting in aggregate proceeds to us of approximately $1.8 million.  We issued these securities pursuant to the exemption from registration under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains our audited consolidated financial statements for the years ended December 31, 2009 and 2008 and data derived therefrom.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” above.

Overview

We are a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the PRC.  Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns.  We have over 200 company-owned milk collection stations, seven production and distribution facilities with an aggregate milk powder production capacity of 1,234 tons per day, and an extensive distribution network that reaches over 95,000 retail outlets throughout China.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•
Dairy Industry Growth.  We believe the market for dairy products in China for the long term will be growing rapidly, driven by China’s economic growth, increased penetration of infant formula, and a growing female working population.  Despite the damage to the industry as a result of the melamine crisis in 2008, we expect these factors to continue to drive industry growth. We believe that the rapid economic growth of our primary markets has become an increasingly important driver of growth.

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

•
Raw Material Supply and Prices.  The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, in 2008 our raw milk prices increased by approximately 45% and in 2009 decreased by approximately 20% and we expect they will continue to be affected by factors such as geographic location, rising feed prices, general economic conditions such as inflation and fuel prices, and fluctuations in production, rising production costs and competition, as well as increased competition abroad and currency fluctuations.

•
Expenses Associated with Expansion.  In implementing our plan to expand our business, we face corresponding increases in expenses in order to attract and retain qualified talent, monitor our sales by region and address potential cross-territory selling activities by distributors, implement strategic advertising campaigns, and finance our expansion.  In addition, we faced various one-time, non-cash charges associated with the convertible notes we have issued to finance our business plans.

As further explained below under “—Ausnutria Transaction,” due to a letter of intent we entered into in December 2008, accounts relating to our subsidiary Heilongjiang Moveup Co., Limited, or Moveup, are reflected in our financial statements as discontinued operations.  In addition, in 2008, with the initial operations of our dairy farms, we have two reportable segments: dairy products and dairy farm. Our dairy products segment produces and sells dairy products, such as wholesale and retail milk powders, as well as soybean powder, rice cereal, walnut powder and walnut oil.  Our dairy farm segment operates our two company-owned dairy farms, Gannan Farms and Kedong Farms, construction of which we completed in the fourth quarter of 2009.  Our dairy farms provide milk to us and not to external customers.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	Years Ended December 31
	2009	2008
	($ in thousands)
Statements of Operations Data
Sales	271,078	193,192
Cost of goods sold	140,427	117,181
Gross profit	130,651	76,011
Operating and administrative expenses:
Sales and marketing	105,109	50,686
General and administrative	20,479	19,047
Income from continuing operations	5,063	6,278
Other income (expenses)	10,364	7,849
Income tax (benefit) expenses	(746)	3,567
Net income from discontinued operations	3,290	6,463
Net income attributable to common shareholders	19,581	17,023
Other comprehensive income:
Cumulative currency translation adjustments	447	13,169
Change in fair value of available for sale investments	59	(105)
Total comprehensive income	20,087	30,088

Comparison of Years Ended December 31, 2009 and 2008

Total Comprehensive Income
Total comprehensive income decreased by approximately $10.0 million, or 33.2%, from approximately $30.1 million in 2008 to approximately $20.1 million in 2009. The decrease was primarily attributable to an increase of approximately $23.2 million, or 19.8%, in cost of goods sold, an increase of approximately $54.4 million, or 107.4%, in sales and marketing expense, a decrease of approximately $3.2 million, or 49.1%, in net income from discontinued operations, and a decrease of approximately $12.7 million, or 96.6%, in cumulative currency translation adjustments, partly offset by an increase of approximately $77.9 million, or 40.3%, in sales, an increase of approximately $2.5 million, or 31.9%, in other income, and a decrease of $4.3 million, or 120.9%, in income tax expense. Our gross profit margin increased from 39.3% in 2008 to 48.2% in 2009.

Sales
Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products.  Sales increased by approximately $77.9 million, or 40.3%, from approximately $193.2 million in 2008 to approximately $271.1 million in 2009.  This increase was primarily attributable to expanding our market areas and distribution network throughout China, increased demand for high quality products and strong market acceptance of these products, and increased sales quantities of several high profit margin products. While our full-year 2009 sales increased, our sales in the quarterly period ended December 31, 2009 decreased by approximately $35.6 million, or 44.8%, from approximately $79.6 million in the quarterly period ended December 31, 2008 to approximately $44.0 million in the quarterly period ended December 31, 2009.  We believe this decrease reflects the impact of cross-territory selling activities by distributors, as well as our sales of excess inventory as lower-margin raw milk powder in an effort to manage inventory levels.  Our inventories increased approximately $6.7 million, or 13%, from approximately $52.3 million as of December 31, 2008 to approximately $59.0 million as of December 31, 2009, reflecting our increased production during our first and second fiscal quarters of 2009 to prepare to meet expected sales demand during our third and fourth fiscal quarters of 2009.

The following table sets forth information regarding the sales of our principal products during the fiscal years ended December 31, 2009 and 2008:

	2009			2008			2009 over 2008
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales

Milk powder	28,783	216,230	79.8	16,311	121,255	62.8	12,472	94,975	78.3
Raw milk powder	11,637	34,328	12.7	16,572	60,753	31.4	(4,935)	(26,425)	(43.5)
Soybean powder	3,349	7,319	2.7	2,153	4,400	2.3	1,196	2,919	66.3
Rice cereal	1,103	6,730	2.5	816	4,631	2.4	287	2,099	45.3
Walnut products	601	3,070	1.1	327	1,663	0.9	274	1,407	84.6
Other	543	3,401	1.2	727	490	0.2	(184)	2,911	594.1
Total	46,016	271,078	100	36,906	193,192	100	9,110	77,886	40

While full-year 2009 sales of our higher-margin milk powder products increased, our milk powder sales in the quarterly period ended December 31, 2009 decreased by approximately $38.6 million, from approximately $59.3 million, or 74.5% of total sales, in the quarterly period ended December 31, 2008, to approximately $20.7 million or 47.2% of total sales, in the quarterly period ended December 31, 2009.  This shift in product mix reflects our sales of excess inventory as lower-margin raw milk powder in an effort to manage inventory levels.

In 2009, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	2009	2008
Sales revenues (in thousands)	$271,078	$193,192
Total sales volume (kilograms in thousands)	46,016	36,906
Average selling prices/kilogram (in thousands)	$5.89	$5.23

The increase in average sales price per kilogram, as reflected in the table, is relatively small and primarily attributable to the shift in product mix to higher end products rather than an increase in the sales price of individual products.  Prices per kilogram increased in our most significant product line, as demonstrated in the following table, which reflects the average sales price per kilogram by product for 2009 and 2008 and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram		Percentage
Product	2009	2008	Change
Milk powder	$7.51	$7.43	1.1
Raw milk powder	2.95	3.67	(19.5)
Soybean powder	2.19	2.04	7.4
Rice cereal	6.10	5.68	7.4
Walnut products	5.11	5.09	0.4
Other	6.27	0.67	829.6
Total	$5.89	$5.23	13

Cost of Goods Sold
Our costs of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, and shipping and handling costs for the products sold.  Cost of goods sold increased approximately $23.2 million, or 19.8%, from approximately $117.2 million in 2008 to approximately $140.4 million in 2009.  This increase was primarily attributable to increased sales volume and promotional activities, as well as general increases in costs of added nutrients. Cost of sales as a percentage of sales decreased due to the decreased raw milk powder pricing compared to the previous year.

Operating and Administrative Expenses
Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses increased by approximately $56.0 million, or 80.1%, from approximately $69.7 million in 2008 to approximately $125.7 million in 2009.

Sales and marketing. Our sales and marketing expenses consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by our sales and marketing personnel. Sales and marketing expenses increased approximately $54.4 million, or 107.4%, from approximately $50.7 million for 2008 to approximately $105.1 million for 2009. This increase was primarily attributable to an increase of approximately $20.1 million, or 180.6%, in advertising expense, an increase of approximately $18.7 million, or 134.5%, in total promotion costs, an increase of approximately $10.1 million, or 74.6%, in salary of marketing staff, and an increase of approximately $3.0 million, or 59.9%, in transportation costs. Total promotion costs include expenses related to promotion activities and wages of certain sales people. Sales and marketing expenses are likely to increase as we continue to expand our distribution network throughout China and seek to increase our market share and awareness of our premium quality products.

General and Administrative. Our general and administrative expenses consist primarily of salary, travel expenses, entertainment expenses, benefits, share-based compensation, and professional service fees. General and administrative expenses increased approximately $1.4 million, or 7.5%, from approximately $19.0 million for 2008 to $20.5 million for 2009. The increase was primarily attributable to an increase of approximately $1.8 million, or 51.6%, in staff salary and welfare contributions and an increase of approximately $1.2 million, or 96.1%, in share-based compensation expenses. The increase was partially offset by a decrease of approximately $1.0 million, or 57.2%, in amortization expenses and a decrease of approximately $0.7 million, or 453.9%, in provisions for bad debt. Decrease in provisions for bad debt was primarily attributable to decreases in receivables from raw milk powder customers as the industry recovered from the melamine crisis. General and administrative expenses are likely to increase as we continue to expand our production, sourcing capacity, and distribution capacity throughout China.

Income from Continuing Operations
As a result of the foregoing, our income from continuing operations decreased by approximately $1.2 million, or 19.0%, from approximately $6.3 million in 2008 to approximately $5.1 million in 2009.

Other Income (Expenses)
Our other income (expenses) consists primarily of interest and finance costs, registration rights penalty, goodwill impairment, loss on derivatives and government subsidized tax refunds. Other income increased by approximately $2.5 million, or 31.6%, from approximately $7.9 million for 2008 to approximately $10.4 million for 2009. The increase was primarily attributable to a decrease of approximately $12.7 million, or 67.4%, in interest and finance costs, an increase of approximately $14.4 million, or 211.0%, in government subsidized tax refunds and a decrease of $2.4 million, or 100%, in registration penalty rights which were a one-off penalty expense. The decrease was partially offset by a decrease of approximately $6.2 million, or 74.0%, in loss on derivatives. Loss on derivatives in 2008 was primarily attributable to our repurchase of all of our 2012 Notes, which we completed in the third quarter of 2009, while the loss in 2009 was primarily attributable to our common stock financing.

Income Tax (Benefit) Expenses
We are subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC.  Our income tax expenses decreased by approximately $4.3 million, or 120.9%, from an expense of approximately $3.6 million in 2008 to a benefit of approximately $0.7 million in 2009.  The decrease was primarily attributable to losses experienced in our fourth quarter which reduced our overall tax for the year.

Net Income from Discontinued Operations
As further explained below under “—Ausnutria Transaction,” due to a letter of intent we entered into in December 2008 to sell Moveup, accounts relating to our subsidiary Moveup are reflected in our financial statements as discontinued operations.  Our net income from discontinued operations decreased by approximately $3.2 million, or 49.2%, from approximately $6.5 million in 2008 to approximately $3.3 million in 2009.

Cumulative Currency Translation Adjustments
Our principal country of operations is the PRC and our functional currency is the Renminbi, but our reporting currency is the U.S. dollar.  All translation adjustments resulting from the translation of our financial statements into U.S. dollars are reported as cumulative currency translation adjustments.  Our cumulative currency translation adjustments decreased by approximately $12.7 million, or 96.6%, from approximately $13.2 million in 2008 to approximately $0.5 million in 2009.

Liquidity and Capital Resources
As of December 31, 2009, we had retained earnings of approximately $73.7 million, cash and cash equivalents of approximately $48.9 million and total current assets of approximately $177.6 million.  As of December 31, 2009, we had a working capital of approximately $12.9 million.  We have financed our activities to date principally from cash generated from operations, the sale of securities, and bank loans.

Our summary cash flow information is as follows:

	Year ended December 31
Net cash provided by (used in):	2009	2008
	($ in thousands)
Operating activities	17,188	29,899
Investing activities	(48,449)	(32,259)
Financing activities	65,714	713

Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased approximately $12.7 million, from approximately $29.9 million in 2008 to approximately $17.2 million in 2009. This decrease was primarily attributable to a decrease in interest expenses from accrual of guaranteed redemption value related to our convertible debt of approximately $13.6 million, a decrease in loss on derivatives of approximately $6.2 million, an increase in net trade receivables of approximately $6.3 million, a decrease in inventories, net of approximately $20.1 million, an increase in advances to suppliers of approximately $5.6 million, an increase in prepayments and other assets of approximately $4.1 million, an increase in VAT refundable taxes of approximately $8.7 million, a decrease in accounts payable of approximately $22.9 million, and a decrease in advances from customers of approximately $8.1 million.  This decrease was offset in part by a decrease in gain on debt extinguishment of approximately $30.5 million, an increase of net income from continuing operations of approximately $5.6 million, an increase from loss on disposal of biological assets of approximately $1.5 million, an increase in compensation expense for option awards of approximately $2.1 million, increase in amounts due to related parties of approximately $8.9 million, and increase in deferred income of approximately $6.9 million.

Net Cash Used in Investing Activities
Net cash used in investing activities increased approximately $16.2 million, from approximately $32.3 million in 2008 to approximately $48.4 million in 2009. This increase was primarily attributable to an increase in purchase of property and equipment of approximately $45.1 million, and our purchase in 2009 of our Longjiang Feihe dairy operations for approximately $4.4 million. This increase was offset in part by a decrease in purchase of biological assets of approximately $5.9 million and proceeds from sale of a subsidiary of approximately $39.0 million. Net cash used in investing activities primarily relates to our bank and other cash management vehicles and expenditures associated with our construction and acquisition of new facilities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities increased by approximately $65.0 million, from approximately $0.7 million in 2008 to approximately $65.7 million in 2009. The increase was primarily attributable to the proceeds of approximately $62.9 million from our common stock financing and increases in short term and long term debts of approximately $53.8 million and approximately $14.8 million, respectively. The increase was offset in part by the repayment of short term debt of approximately $69.5 million and the repayment of short term notes and loans payable of approximately $1.5 million.

Outstanding Indebtedness

7.75% Convertible Notes Due 2009
In October 2006, pursuant to a subscription agreement, we issued an aggregate principal amount of $18.2 million in 2009 Notes, and warrants to purchase up to an aggregate of approximately 251,000 shares of our common stock at a purchase price of $14.50 per share.  In October 2009, all of the 2009 Notes had been converted into 1,549,122 shares of stock at a conversion price of $14.50 per share.

1.00% Guaranteed Senior Secured Convertible Notes Due 2012
In June 2007, pursuant to a notes purchase agreement and related agreements, we issued an aggregate principal amount of $80.0 million in 2012 Notes.  Pursuant to a supplemental indenture entered into in November 2008, we repurchased all of the 2012 Notes for an aggregate amount of $92.0 million.  Of this amount, in 2009 we paid $80.5 million and recorded as other income a gain on waived interest of $550,000.  Accordingly, we have repurchased all of the 2012 Notes. As part of the first repurchase payment, we also paid $407,000 in accrued and unpaid interest and accrued registration rights penalty to holders of the 2012 Notes.  Costs of $124,000 associated with the 2012 Notes restructuring were capitalized as a deferred charge and are shown as another asset in the consolidated balance sheets. These costs were amortized over the term of the restructured 2012 Notes.  Amortization of $107,000 and $17,000 was charged to expense during the years ended December 31, 2009 and 2008.

Equipment Financing
In October 2009, we entered into a loan agreement with a bank in the PRC for a principal amount of up to $9.2 million for the purpose of financing the purchase of certain equipment.  As of December 31, 2009, there was approximately $4.0 million in principal payable under this loan.  The loan bears interest at the six-month LIBOR rate plus 1.95%, with principal payable in 10 equal semi-annual installments and interest payable semi-annually.  The loan agreement contains certain customary events of default, including failure to pay any interest or principal on the loan, failure to comply with any provision under the agreement, the occurrence of certain insolvency events, and other material adverse events.  The loan agreement also contains a financial covenant requiring us to maintain a debt to earnings ratio.  At December 31, 2009, we were in technical default of the financial covenant.  The bank did not provide notice of default, waived the technical default at December 31, 2009, and agreed to revise the financial covenant to measure compliance on a 12-month rolling basis rather than quarter by quarter.  However, we may be unable to comply with the revised financial covenant in the future or to obtain a waiver from the bank.  Our inability to comply with the covenant in the future may impact our ability to draw against the facility, constitute an event of default under the loan agreement, impact our ability to obtain additional debt, and have an adverse effect on our business and financial condition.

Other Factors Affecting our Liquidity and Capital Resources

Expansion Strategy
We believe the market for dairy products in China is growing rapidly, including the market for high quality dairy products.  Our growth strategy involves capturing as much of this market as possible during this rapid growth phase.  To implement this strategy we plan to expand our sales and marketing capabilities by implementing new targeted strategies and promotions as well as strengthen and expand our distribution points.  We will also invest in marketing which will strengthen our premium quality brand awareness, and to strategically align sourcing, production and distribution by region.  Our expansion strategy will require the continued retention and investment of our earnings from operations and, we believe, additional funding from private debt and equity financing.  In general, the commitment of funds towards expansion tends to impair liquidity.  However, we believe that because of the upward trend in our revenues in recent years, even if this trend levels off, our income from continuing operations coupled with such additional financing should provide sufficient liquidity to meet our overall needs.  As of December 31, 2009, we had working capital of $12.9 million.  We believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

Ausnutria Transaction
Moveup was initially formed in October 2007 to serve as an acquisition vehicle in connection with our proposed acquisition of 100% of the outstanding equity interest in Ausnutria Dairy (Hunan) Company Ltd., or Ausnutria, a distributor of dairy products focused on the high-end segment of the dairy products market in the PRC.   In 2007, we entered into several agreements with Ausnutria in connection with this transaction, which did not close.  In February 2008, we made a deposit payment of approximately $1.4 million to Ausnutria Holding Co., Ltd., which indirectly owns Ausnutria, in connection with our efforts to resolve the incomplete transactions in 2007.  The transaction did not close and we entered into renegotiations.  In connection with this transaction, we recorded a total deposit for investment of $31.5 million as of December 31, 2008, of which $1.9 million related to changes in exchange rates.

In December 2008, we and Ausnutria’s owners entered into a letter of intent to unwind the transactions.  Accordingly, the prior transactions to acquire Ausnutria were effectively cancelled and Moveup is reflected in our financial statements as discontinued operations.  In February 2009, we, through our subsidiary Feihe Dairy, entered into an equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, one of our directors and Vice President of Finance of Feihe Dairy, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for an aggregate consideration of approximately $43.3 million.  The purchase price was payable in two tranches.  We received approximately $11.0 million from the purchasers in 2008 and the second tranche of approximately $32.3 million was released from an escrow account to Feihe Dairy and Mr. Liu in 2009.

Longjiang Feihe Acquisition
In January 2009, our subsidiary Gannan Feihe entered into a letter of intent with Heilongjiang Xin Tian Dairy Co., Ltd., to acquire Longjiang Feihe for approximately $4.4 million.  We paid this amount in three tranches during the year ended December 31, 2009 and received the business license in May 2009.

In January 2009, Gannan Feihe entered into an agreement with the Government of Longjiang County, Heilongjiang Province, China, to provide subsidy support, subject to certain provisions, to Gannan Feihe for its planned acquisition of Longjiang Feihe.  Pursuant to the agreement, we received approximately $4.4 million in subsidy support during the year ended December 31, 2009.

Investments in new subsidiaries
In October 2009, our subsidiary Aiyingquan was registered in Heilongjiang Province, China.  As of December 31, 2009, we paid approximately $293,000 of the total registered capital requirement of approximately $1.5 million, and we will hold a 100% equity interest in this subsidiary.  The primary business of Aiyingquan is to market and distribute water and cheese, specifically marketed for consumption by children.

In January 2010, our subsidiary Heilongjiang Trading was registered in Heilongjiang Province, China.  As of December 31, 2009, we paid approximately $293,000 of the total registered capital requirement of approximately $1.5 million, and we will hold an 85% equity interest in this subsidiary.  The primary business of Heilongjiang Trading is to sell milk and soybean related products.

Common Stock Financing
In August 2009, we entered into a subscription agreement pursuant to which we issued 2,100,000 shares of our common stock to the Purchasers for an aggregate purchase price of $63.0 million, including $47.0 million in cash and the conversion of a $16.0 million bridge loan we previously received from the Purchasers. We used a portion of the proceeds from the transaction to repurchase our 2012 Notes.  In connection with the subscription agreement, we entered into a registration rights agreement, pursuant to which we have registered the resale of the securities issued or issuable pursuant to the subscription agreement.

In the subscription agreement, we also agreed, until August 2012, not to issue new shares of our common stock at a price below $30.00 per share without the prior written consent of a majority in interest of the Purchasers, subject to certain exceptions.  We also granted each of the Purchasers a participation right to purchase up to such person’s pro rata share of any new securities we may, from time to time, propose to issue after the closing date, subject to certain exceptions.  Furthermore, if the average of closing prices of our common stock for the fifteen trading days commencing on the third anniversary of the closing date is less than $39.00 per share, the Purchasers will have the right to cause us to repurchase all (but not less than all) of the securities acquired by the Purchasers in connection with the agreement.  The repurchase price would be an amount equal to the issuance price plus a 5% annual compounded return, subject to certain adjustments if there is a performance adjustment event.  In addition, because we did not meet certain earnings per share targets for 2009, we must issue 525,000 additional shares of our common stock to the Purchasers pursuant to the agreement, although we will have no earnings per share targets for 2010 to satisfy under the agreement.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The consolidated financial statements include the financial statements of us and our subsidiaries.  All transactions and balances among us and our subsidiaries have been eliminated upon consolidation. Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities, our disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reported periods. We routinely evaluate these estimates, utilizing historical experience, consulting with experts and utilizing other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Estimates of allowances for bad debts – We must periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances.  When determining the allowances, a number of factors are considered, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry.  We perform this review quarterly. Although our write-offs of bad debts have been minimal in recent years and we had no write-off in the year ended December 31, 2009, events and circumstances could occur that would require that we increase our allowance in the future.

Estimate of the useful lives of property and equipment and biological assets – We must estimate the useful lives and residual values of our property and equipment and biological assets. We must also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the years ended December 31, 2009 and 2008.

Inventory – We value inventories at the lower of cost or market value.  We determine the cost of inventories using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition.  We must determine whether we have any excessive, slow moving, obsolete or impaired inventory.  We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions.  We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value.  If actual market conditions change, additional provisions may be required.  In addition, we may write off some provisions if we later sell some of the subject inventory.  As a result of these reviews, we reduced our estimated reserve for obsolescence by $57,355 and $168,151 for the years ended December 31, 2009 and 2008, respectively.

Goodwill – We must test goodwill annually for impairment or more frequently if events or changes in circumstances indicate that it might be impaired.  We perform impairment tests at the reporting unit level to identify potential goodwill impairment.  We recognize a goodwill impairment loss in our statements of operations and comprehensive income when the carrying amount of goodwill exceeds its implied fair value.  We perform the impairment test at the end of the fourth quarter each year.  As a result of this impairment testing, we recognized an estimate of $929,526 and $nil in goodwill impairment expense for the years ended December 31, 2009 and 2008, respectively.  For additional details, see Note 17 to the audited financial statements contained elsewhere in this report.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed.  Revenue is shown net of sales returns, which amounted to less than 0.02% of total sales in each of the years ended December 31, 2009 and 2008, and net of sales rebates, which is determined based on our distributors’ sales volumes.

New Accounting Pronouncements

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

In December 2007, FASB issued authoritative guidance on accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The requirements are effective for fiscal years beginning after December 15, 2008.  The adoption of these requirements did not have a material impact on our financial statements.

In February 2008, the FASB issued a deferral for the fair value requirements for non-financial assets and liabilities not required to be stated at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. This deferral primarily impacts assets such as property, plant and equipment, intangible assets and goodwill upon non-recurring events such as business combinations, asset impairments and goodwill impairment, among others. The adoption of the deferral did not have a material impact on our financial statements.

In March 2008, the FASB issued new disclosure requirements for an entity’s derivative and hedging activities. These disclosure requirements are effective for periods beginning after November 15, 2008 and the adoption of the disclosure requirements did not have a material impact on our financial statements.

In May 2008, the FASB issued guidance that requires an issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion to separately account for the debt and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. We adopted this guidance in the first quarter of 2009 on a retrospective basis. The adoption of this guidance did not have a material impact on our financial statements.

In June 2008, the FASB issued guidance which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends will not be returned to the entity if the employee forfeits the award. The guidance is effective for fiscal years beginning after December 15, 2008, and the interim periods within those years. Retroactive disclosure is required. The adoption of this guidance did not have a material impact on our financial statements.

In June 2008, the FASB ratified certain authoritative guidance regarding determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This guidance is effective for years beginning after December 15, 2008 and the adoption of the guidance did not have a material impact on our financial statements.

In July 2008, the FASB issued new guidance regarding fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The new guidance was effective for us beginning July 1, 2008, for certain financial assets and liabilities. The new guidance was effective for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis beginning July 1, 2009. The adoption of this guidance did not have a material impact on our financial statements.

In April 2009, the FASB issued additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, or on circumstances that may indicate that a transaction is not orderly. This guidance also addresses when the use of multiple, or different, valuation techniques may be warranted and considerations for determining the weight that should be applied to the various techniques. The guidance is effective for the interim and annual reporting periods ending after June 15, 2009, and must be applied prospectively. The adoption of this guidance did not have a material impact on our financial statements.

In May 2009, the FASB issued authoritative accounting guidance on subsequent events, a topic that was previously only addressed by auditing literature. The guidance clarified that subsequent events are either recognized or non-recognized and modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued.

In June 2009, the FASB amended the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them, and it changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity, or QSPE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment is not expected to have a material impact on our financial statements.

In June 2009, the FASB amended the accounting and disclosure requirements for the consolidation of variable interest entities, or VIEs. The elimination of the concept of a QSPE, as discussed above, removes a prior exception to consolidation. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment is not expected to have a material impact on our financial statements.

In July 2009, the FASB adopted the FASB Accounting Standards CodificationTM, or the Codification, as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards documents, with a few grandfathered exceptions, are superseded.  All other accounting literature not included in the Codification is nonauthoritative.  The Codification did not have an impact on our financial statements.

In August 2009, the FASB issued guidance regarding accounting for redeemable equity instruments that was effective upon issuance. The guidance updates prior guidance regarding how to distinguish liabilities from equity, in accordance with guidance from the Emerging Issues Task Force on classification and measurement of redeemable securities. The adoption of this guidance did not have a material impact on our financial statements.

In August 2009, the FASB issued guidance regarding the fair value measurement of liabilities. The update was effective for the first reporting period (including interim periods) beginning after August 28, 2009.  The adoption of this update did not have a material impact on our financial statements.

In September 2009, the FASB issued guidance to provide technical corrections regarding the computation of earnings per share for a period that includes a redemption or an induced conversion of a portion of a class of preferred stock and the effect of the calculation of earnings per share for the redemption or induced conversion of preferred stock.  The guidance was effective upon issuance and adoption of it did not have material impact on our financial statements.

In February, 2010, the FASB amended and clarified certain recognition and disclosure requirements for public and certain other entities. Under these amendments, certain entities are required to evaluate subsequent events through the date that the financial statements are issued. Further, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This amendment is effective for financial statements issued for interim or annual periods ending after June 15, 2010. This amendment is not expected to have a material impact on our financial statements.

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

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rate at December 31, 2008 was approximately 6.8 Renminbi to 1 U.S. dollar.  The exchange rate at December 31, 2009 was approximately 6.83 Renminbi to 1 U.S. dollar.  The exchange rate is currently permitted to float within a very limited range.

Item 8. Financial Statements and Supplementary Data

Financial Statements

Please see the accompanying audited consolidated financial statements attached hereto beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 7, 2007, we dismissed MHM as our independent auditor following notification of an informal SEC investigation related to individuals and entities that provided accounting or certain advisory services to us, including MHM and Henny Wee & Co.  The report of MHM on our financial statements for the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss MHM was approved by our Audit Committee.  During our two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no reportable events as the term is described in Item 304(a)(1)(iv) or (v) of Regulation S-K.  Effective January 25, 2008, we engaged Grant Thornton, the Hong Kong member firm of Grant Thornton International Ltd., as our new independent registered public accountants.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management has evaluated the effectiveness of our disclosure controls and procedures for the year ended December 31, 2009, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and identified a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures.  Consequently, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at December 31, 2009.  This weakness is discussed below under “— Management’s Report on Internal Control Over Financial Reporting.”

Because of this weakness and our historical weaknesses and deficiencies, management took additional steps to ensure the reliability of our financial reporting.  These steps included additional internal review, additional Audit Committee review, efforts to remediate historical material weaknesses and significant deficiencies in internal control over financial reporting, and the performance of additional procedures by management with respect to the financial statements contained in this report.

Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP.  Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Management conducted an assessment on the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, for the year ended December 31, 2009, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and concluded that these controls were not effective at December 31, 2009.  As a result of that assessment, we identified that we did not effectively and timely assess the accounting treatment for certain routine and non-routine transactions, including sales, purchases, government subsidy income, and operating expenses, which we consider to constitute a material weakness in our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Our internal control over financial reporting as of December 31, 2009 has been audited by Grant Thornton, the Hong Kong member firm of Grant Thornton International Ltd., an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Plan

We are devoting significant resources to remediating the material weakness identified above and to improving our internal controls, including hiring additional accounting, internal audit and finance staff, engaging consultants to assist with these functions, upgrading our systems, and implementing additional financial and management controls, reporting systems and procedures. Since the year ended December 31, 2007, we have spent an aggregate of approximately $1 million to date on improving our controls. However, we do not expect that our plan will fully remediate the material weakness identified above until at least June 30, 2010, and it may not ensure the adequacy of our internal controls over our financial reporting and processes in the future.

If we experience additional material weaknesses and significant deficiencies in our internal controls over financial reporting in the future, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to further improve our internal control systems and procedures.

Changes in Internal Controls

Since the year ended December 31, 2007, we have been implementing the remedial measures described above, including hiring additional accounting, internal audit and finance staff, engaging consultants to assist with these functions, training our staff, upgrading our systems, and implementing more rigorous and additional financial and management controls, reporting systems, policies and procedures and increasing our corporate audit focus on key accounting controls and processes, including documentation requirements.   We expect to continue to implement additional financial and management controls, reporting systems and procedures.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors, director nominees, and committees of the board of directors is incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2009, or the 2010 Proxy Statement, under the heading “Election of Directors” and “Corporate Governance.” Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to our 2010 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding our executive officers is incorporated by reference to our 2010 Proxy Statement under the heading “Management—Executive Officers.”

Code of Ethics

We have adopted a Code of Ethics that applies to all of our officers, directors and employees. The most recent version is available on the Investor Relations section of our website at www.americandairyinc.com.  The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.  If we make any substantive amendments to the code or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means required by applicable law.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2010 Proxy Statement under the heading “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the 2010 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2010 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2010 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements
The financial statements required by this item are included herein:

Exhibits
The following exhibits are filed as a part of this Annual Report.

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

2	Stock Exchange Agreement, dated as of January 15, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc.		8-K	2.1	000-27351	1/21/03

2.1	Amendment to Stock Exchange Agreement, dated as of March 5, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc		8-K/A	2.2	000-27351	3/5/03

3.1	Articles of Incorporation		10-SB	1	000-27351	9/16/99

3.2	Amendment to Articles of Incorporation		10-KSB/A	3.2	000-27351	5/25/04

3.3	Bylaws		10-SB	2	000-27351	9/16/99

4.1	Specimen certificate evidencing shares of common stock		S-1/A	4.1	333-158777	5/28/09

4.2	Form of 7.75% Convertible Note		8-K/A	4.1	001-32473	10/6/06

4.3	Form of Common Stock Purchase Warrant		8-K/A	4.2	001-32473	10/6/06

10.1	Joint Venture Agreement to organize Beijing Feihe		10-QSB	10.1	000-27351	5/17/04

10.2	2003 Stock Incentive Plan		S-8	10	333-123932	4/7/05

10.3	Asset Purchase Agreement, dated as of May 20, 2005, by and between the registrant and Nutricia Nutritionals Col, Ltd.		8-K	10.1	001-32473	5/26/05

10.4	Form of Subscription Agreement, dated as of October 3, 2006, by and between the registrant and investors listed therein		8-K/A	10.1	333-128075	10/6/06

10.5	Form of Registration Rights Agreement, dated as of October 3, 2006, by and between the registrant and investors listed therein		8-K/A	10.2	333-128075	10/6/06

10.6	Share Transference Agreement, dated as of July 1, 2006, by and between the registrant and Shanxi Li Santai Science and Technology Co., Ltd.		S-1/A	10.16	333-128075	4/17/07

10.7	Amended and Restated Notes Purchase Agreement, dated as of June 1, 2007, by and among the registrant, Leng You-Bin, Liu Hua and Citadel Equity Fund		8-K	10.1	001-32473	6/4/07

10.8	Indenture, dated as of June 1, 2007, by and between the registrant and The Bank of New York.		8-K	10.2	001-32473	6/4/07

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.9	Form of Note (attached as exhibit to the Indenture filed as Exhibit 10.19)		8-K	10.2	001-32473	6/4/07

10.10	Registration Rights Agreement		8-K	10.3	001-32473	6/4/07

10.11	Investor Rights Agreement		8-K	10.4	001-32473	6/4/07

10.12	Share Pledge Agreement		8-K	10.5	001-32473	6/4/07

10.13	Indenture, dated as of June 27, 2007, by and among the registrant, the holders listed therein and The Bank of New York		S-1/A	10.25	333-128075	6/28/07

10.14	Form of 1% Guaranteed Senior Secured Convertible Note (attached as an exhibit to the Indenture filed as exhibit 10.25)		S-1/A	10.25	333-128075	6/28/07

10.15	Form of Accession Letter		S-1/A	10.26	333-128075	6/28/07

10.16	Form of Non-Competition Agreement, by and between the registrant and each of Mr. Leng You-Bin and Roger Liu		S-1/A	10.27	333-128075	6/28/07

10.17	Joinder Agreement		S-1/A	10.28	333-128075	6/28/07

10.18	Loan Agreement, dated as of June 27, 2007, by and between the registrant and Moveup		10-Q/A	10.1	001-32473	8/22/07

10.19	Equity Purchase Agreement, dated as of August 2, 2007, by and among Moveup, Hunan Mulin Modern Food Company, Ltd., Australia Ausnutria Dairy Pty., Chen Yuanrong and Ausnutria		10-Q/A	10.2	001-32473	8/22/07

10.20	Share Subscription Agreement, dated as of August 12, 2007, by and between Moveup and Ausnutria		10-Q/A	10.3	001-32473	8/22/07

10.21	Share Subscription Agreement, by and between the registrant and Ausnutria		10-Q/A	10.4	001-32473	8/22/07

10.22	Equity Purchase Agreement, dated as of October 25, 2007, by and among Moveup, Hunan Mulin Modern Food Company, Ltd Chen Yuanrong and Ausnutria		8-K	10.1	001-32473	10/31/07

10.23	Employment Agreement, dated as of April 15, 2008 by and between the registrant and Jonathan H. Chou		8-K	10.1	001-32473	4/18/08

10.24	Supplemental Indenture, dated as of November 12, 2008, by and between the registrant and The Bank of New York Mellon, as Trustee, as amended		8-K/A	10.1	001-32473	11/21/08

10.25	Agreement Regarding 2009 Notes, dated as of November 12, 2008, by and among the registrant, Leng You-Bin and the investors named therein		8-K/A	10.2	001-32473	11/21/08

10.26	Share Pledge Agreement, dated as of November 12, 2008, by and among the registrant, Leng You-Bin and The Bank of New York, Mellon, as collateral agent		8-K/A	10.3	001-32473	11/21/08

10.27	First Amendment to Registration Rights Agreement, dated as of November 12, 2008, by and between the registrant and the investors named therein.		8-K/A	10.4	001-32473	11/21/08

10.28	Waiver Letter to Registration Rights Agreement, dated as of November 12, 2008, by and between the registrant and the investors named therein		8-K/A	10.5	001-32473	11/21/08

10.29	Form of Amended and Restated 7.75% Convertible Note due October 2, 2009		8-K/A	10.6	001-32473	11/21/08

10.30	Form of Amended and Restated Common Stock Purchase Warrant		8-K/A	10.7	001-32473	11/21/08

10.31	Form of 2009 Stock Incentive Plan and related agreements		8-K/A	10.1	001-32473	5/14/09

10.32	Subscription Agreement, dated as of August 12, 2009, by and among American Dairy, Inc. and the Purchasers		8-K	10.1	001-32473	8/12/09

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.33	Registration Rights Agreement, dated as of August 26, 2009, by and among American Dairy, Inc. and the Purchasers		8-K	10.1	001-32473	8/26/09

14.1	Code of Business Conduct and Ethics		10-KSB	14	000-27351	3/31/05

14.2	Amended and Restated Code of Business Conduct and Ethics		8-K	14	001-32473	5/12/08

16.1	Letter of HJ & Associates, L.L.C. regarding change in certifying accountant		8-K	16	000-27351	8/6/03

16.2	Letter of Weinberg & Company, regarding change in certifying accountant		8-K	16	000-27351	11/17/03

16.3	Letter of Murrell, Hall, McIntosh & Co., PLLP, regarding change in certifying accountant		8-K	16.1	001-32473	12/13/07

21.1	Subsidiaries of the registrant	X

23.1	Consent of Grant Thornton	X

24.1	Power of Attorney (included on signature page)	X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2010	AMERICAN DAIRY, INC.

	By:	/s/ Leng You-Bin
Leng You-Bin, Chief Executive
Officer and President (Principal Executive Officer)

	By:	/s/ Jonathan H. Chou
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

/s/ Leng You-Bin	March 16, 2010
Leng You-Bin, Director, Chief Executive
Officer and President (Principal Executive Officer)

/s/ Liu Hua	March 16, 2010
Liu Hua, Director, Vice Chairman, Secretary and Treasurer

/s/ Liu Sheng-Hui	March 16, 2010
Liu Sheng-Hui, Director

/s/ Hui-Lan Lee	March 16, 2010
Hui-Lan Lee, Director

/s/ Kirk Downing	March 16, 2010
Kirk Downing, Director

/s/ James Lewis	March 16, 2010
James Lewis, Director

/s/ Neil Shen	March 16, 2010
Neil Shen, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of American Dairy, Inc.

We have audited the accompanying consolidated balance sheets of American Dairy, Inc. (a Utah Corporation) and subsidiaries (the “Company”) as of December 31, 2009 and December 31, 2008 and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the two year period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and December 31, 2008 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the Notes to the Consolidated Financial Statements, the Company adopted new accounting guidance for business acquisitions, effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Dairy, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an adverse opinion.

/s/  GRANT THORNTON

Hong Kong
March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of American Dairy, Inc.

We have audited American Dairy, Inc. (a Utah Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  If one or more material weaknesses exist, a company’s internal control over financial reporting cannot be considered effective.  The following material weakness has been identified and included in management’s assessment: Accounting treatment for routine and non-routine transactions – The Company did not effectively and timely assess the accounting treatment for transactions, including sales, purchases, government subsidy income, and operating expenses.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, American Dairy, Inc. and subsidiaries has not maintained an effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework  issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Dairy, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2009.  The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated March 16, 2010, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON

Hong Kong
March 16, 2010

AMERICAN DAIRY, INC.
CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2009	December 31, 2008
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		48,949,524	11,785,408
Notes and loans receivable, net of allowance of $4,000,000	8	438,776	1,493,245
Trade receivables, net of allowance of $791,119 and $1,311,331, respectively	9	27,495,190	12,275,497
Due from related parties	19	2,188,243	265,479
Employee receivables		396,724	307,249
Advances to suppliers	12	24,417,968	24,943,046
Receivable from discontinued operations	13	-	31,002,897
Inventories, net of allowance of $518,561 and $575,916, respectively	10	59,044,665	52,330,333
Prepayments and other current assets		1,814,472	63,711
VAT refundable taxes		8,532,629	488,938
Other receivables		4,307,680	4,598,359
Current assets of discontinued operations	13	-	12,392,384
Total current assets		177,585,871	151,946,546

Investments:
Investment in mutual funds – available for sale	11	136,466	77,504
Investment at cost		263,264	262,611
		399,730	340,115
Property and equipment:
Property and equipment, net	14	154,572,409	88,289,858
Construction in progress	15	23,170,909	28,847,959
		177,743,318	117,137,817
Biological assets:
Immature biological assets	16	35,672,123	23,784,479
Mature biological assets, net	16	13,232,124	1,483,355
		48,904,247	25,267,834
Other assets:
Deferred tax assets	5	3,632,815	730,490
Prepaid leases		29,016,486	29,146,748
Other intangible assets	7	821,331	-
Goodwill	17	1,784,331	2,282,838
Deferred charges, net		369,608	107,396
Long term assets of discontinued operations	13	-	31,587,018
Total assets		440,257,737	358,546,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Current maturities of long term debt	22	7,312,935	4,018,704
Convertible debt redeemable within one year	23	-	17,732,033
Short term debt	22	-	73,809,893
Notes and loans payable	18	62,372,922	8,055,450
Accounts payable		37,956,046	36,643,041
Accrued expenses	24	8,365,245	10,620,393
Income tax payable		2,980,774	1,185,528
Advances from customers		6,893,947	9,864,080
Due to related parties	19	10,531,851	1,017,399
Advances from employees	20	483,647	1,016,173
Accrued employee benefits	21	4,120,053	2,873,889
Other payable	25	23,693,617	19,513,681
Current liabilities of discontinued operations	13	-	35,063,603
Total current liabilities		164,711,037	221,413,867

Long term debt, net of current portion	22	32,427,230	9,146,034
Long term tax payable	5	4,747,083	2,750,887
Deferred income		10,538,313	8,416,492
Performance share obligation	26	11,382,000	-
Long term liability of discontinued operations	13	-	395,176
Total liabilities		223,805,663	242,122,456

Temporary equity
Redeemable shares of common stock (2,100,000 and 0 shares issued and outstanding, respectively)	26	53,645,093	-

Shareholders’ equity
Common stock (US$0.001 par value, 50,000,000 shares authorized; 19,607,376 and 17,253,907 issued and outstanding as of December 31, 2009 and 2008, respectively)	26	19,607	17,254
Additional paid-in capital	26	54,482,098	26,758,425
Common stock warrants	27	1,774,151	3,003,448
Statutory reserves	28	6,861,224	6,861,224
Accumulated other comprehensive income		25,651,571	25,146,055
Retained earnings		73,672,879	54,091,493
Total shareholders’ equity		162,461,530	115,877,899
Noncontrolling interests		345,451	546,447

Total equity		162,806,981	116,424,346

Total liabilities and shareholders’ equity		440,257,737	358,546,802

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		For the years ended December 31,
	Note	2009	2008
		US$	US$

Sales		271,077,948	193,191,710

Cost of goods sold		140,426,711	117,180,986

Gross profit		130,651,237	76,010,724

Operating and administrative expenses:
Sales and marketing		105,109,120	50,685,804
General and administrative		20,478,875	19,046,939
Total operating expenses		125,587,995	69,732,743

Income from continuing operations		5,063,242	6,277,981

Other income (expenses):
Interest income		306,691	579,724
Interest and finance costs		(6,139,152)	(18,843,032)
Amortization of deferred charges		(124,110)	(657,258)
Registration rights penalty	23	-	(2,389,077)
Gain on extinguishment of debt	23	-	30,497,268
Goodwill impairment expense	17	(929,526)	-
Loss on derivatives		(2,162,000)	(8,321,481)
Government subsidy-tax refund	5	21,177,132	6,810,231
Other income, net		(1,765,267)	182,406
Income from continuing operations before income tax expenses and noncontrolling interests		15,427,010	14,136,762

Income tax (benefit) expenses	5	(746,198)	3,567,135
Net income from continuing operations before noncontrolling interests		16,173,208	10,569,627

Noncontrolling interests		118,270	(9,470)
Net income from continuing operations		16,291,478	10,560,157
Net income from discontinued operations	13	3,289,908	6,462,878
Net income attributable to common shareholders		19,581,386	17,023,035

Other comprehensive income:
Cumulative currency translation adjustments		446,554	13,169,453
Change in fair value of available for sale investments	11	58,962	(104,865)

Total comprehensive income	20,086,902	30,087,623

Earnings per share of common stock – Basic
Income from continuing operations	0.86	0.62
Income from discontinued operations, net of tax	0.17	0.38
Net income	1.03	1.00
Earnings per share of common stock – Diluted
Income from continuing operations	0.81	0.60
Income from discontinued operations, net of tax	0.16	0.37
Net income	0.97	0.97

Weighted average shares of common stock outstanding
Basic	19,004,337	16,993,390
Diluted	20,180,598	17,636,862

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock					Accumulated
	(US$0.001 par value)		Additional	Common		Other
	Number of	Par	Paid-in	Stock	Statutory	Comprehensive	Retained	Noncontrolling	Total
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Interest	Equity
		US$	US$	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2008	16,961,768	16,961	22,629,333	3,011,444	6,040,382	12,081,467	37,889,300	536,977	82,205,864
Warrant exercise	3,000	3	14,743	(7,996)	-	-	-	-	6,750
Shares issued for services	72,500	73	1,092,578	-	-	-	-	-	1,092,651
Shares issued for notes conversion	216,639	217	2,881,082	-	-	-	-		2,881,299
Stock compensation	-	-	140,689	-	-	-	-	-	140,689
Net income	-	-	-	-	-	-	17,023,035	9,470	17,032,505
Appropriation to statutory reserves	-	-	-	-	820,842	-	(820,842)	-	-
Currency translation adjustments	-	-	-	-	-	13,169,453	-	-	13,169,453
Change in fair value of available for sale investments	-	-	-	-	-	(104,865)	-	-	(104,865)
Balance as of December 31, 2008	17,253,907	17,254	26,758,425	3,003,448	6,861,224	25,146,055	54,091,493	546,447	116,424,346
Warrant exercise	804,347	804	3,066,962	(1,229,297)	-	-	-	-	1,838,469
Stock compensation	-	-	2,196,106	-	-	-	-	-	2,196,106
Shares issued for notes conversion	1,549,122	1,549	22,460,605	-	-	-	-	-	22,462,154
Net income	-	-	-	-	-	-	19,581,386	(118,270)	19,463,116
Sale of a subsidiary	-	-	-	-	-	-	-	(82,726)	(82,726)
Currency translation adjustments	-	-	-	-	-	446,554	-	-	446,554
Change in fair value of available for sale investment	-	-	-	-	-	58,962	-	-	58,962
Balance as of December 31, 2009	19,607,376	19,607	54,482,098	1,774,151	6,861,224	25,651,571	73,672,879	345,451	162,806,981

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2009	2008
	US$	US$
Cash flows from operating activities:
Net income before noncontrolling interests	19,463,116	17,032,505
Less: Net income from discontinued operations	3,289,908	6,462,878
Net income from continuing operations before noncontrolling interests	16,173,208	10,569,627
Adjustments to reconcile net income to operating activities:
Depreciation of property and equipment	5,707,017	4,840,402
Depreciation of biological assets	1,835,364	6,816
Amortization of prepaid leases	677,115	473,601
Amortization of other intangible assets	260,843	-
Amortization of deferred income	(13,772)	(13,524)
Loss on disposal of property and equipment	475,363	5,397
Loss on disposal of biological assets	1,739,714	286,727
Provision for losses on receivables	(523,473)	641,218
Provision for losses on inventories	156,297	(217,045)
Goodwill impairment expense	929,526	-
Gain on debt extinguishment	-	(30,497,268)
Compensation expense for stock issued	-	1,092,650
Compensation expense for option awards	2,196,106	140,689
Registration rights penalty paid in shares	-	2,881,299
Interest expense from accrual of guaranteed redemption value	-	13,584,533
Interest expense from amortization of note discounts	5,129,617	8,028,585
Gain on waived interest expense	(550,000)	-
Loss on derivatives	2,162,000	8,321,481
Amortization of deferred charges	124,110	657,258
Gain of sales of subsidiary	(2,552,733)	-
Changes in assets and liabilities:
Increase in trade receivables, net	(14,696,220)	(8,398,068)
Increase in due from related parties	(1,922,764)	(150,002)
Increase in employee receivables	(89,475)	(201,587)
Increase in inventories, net	(7,228,712)	(27,334,926)
(Increase) decrease in advances to suppliers	(2,493,869)	3,108,442
(Increase) decrease in prepayments and other assets	(1,750,761)	2,306,151
Increase in VAT refundable taxes	(9,038,250)	(345,235)
Decrease (increase) in other receivables	290,679	(745,087)
Increase in deferred tax assets	(2,902,325)	(730,491)
Increase in accounts payable and accrued expenses	2,273,545	25,220,827
Increase in income taxes payable	1,255,857	1,167,261
(Decrease) increase in advances from customers	(2,970,133)	5,125,231
Increase in due to related parties	9,514,452	615,839

(Decrease) increase in advances from employees	(532,526)	441,594
Increase in accrued employee benefits	-	1,785,718
Increase in other payable	4,247,669	8,160,185
Increase in long term tax payable	1,996,196	1,036,458
Increase in deferred income	6,864,185	-
Net cash provided by continuing operations	16,743,850	31,864,756
Discontinued operations	444,305	(1,965,294)
Net cash provided by operating activities	17,188,155	29,899,462

Cash flows from investing activities:
Purchase of property and equipment	(68,233,977)	(23,154,636)
Purchase of biological assets	(16,059,370)	(21,944,621)
Increase (decrease) in notes and loans receivable	16,465,898	(8,699,813)
(Decrease) increase in notes and loans receivable	(15,407,716)	10,131,885
Decrease in time deposit	-	8,446,778
Purchase of Longjiang dairy operation	(4,382,890)	-
Deposit for disposal of a subsidiary	-	4,352,033
Proceeds from sale of a subsidiary	38,957,413	-
Proceeds from sale of property equipment	16,275	-
Proceeds from disposal of biological assets	195,326	-
Net cash used in continuing operations	(48,449,041)	(30,868,374)
Discontinued operations	-	(1,390,763)
Net cash used in investing activities	(48,449,041)	(32,259,137)

Cash flows from financing activities:
Proceeds from short term notes and loans payable	61,619,202	7,844,115
Repayment of short term notes and loans payable	(7,318,715)	(8,777,630)
Proceeds from long term debt	27,568,260	12,747,806
Repayment of long term debt	(408,311)	(108,369)
Repayment of short term debt	(80,450,000)	(11,000,000)
Proceeds from issuance of redeemable common stock	62,865,093	-
Proceeds from warrant exercise	1,838,469	6,750
Net cash provided by continuing operations	65,713,998	712,672
Discontinued operations	-	-
Net cash provided by financing activities	65,713,998	712,672

Effect of exchange rate changes on cash	602,575	2,374,537
Net increase in cash of discontinued operations	2,108,429	3,106,821

Net increase in cash and cash equivalents	37,164,116	727,534
Cash and cash equivalents, beginning of year	11,785,408	11,057,874
Cash and cash equivalents, end of year	48,949,524	11,785,408

Supplemental disclosure of cash flow information:
Cash paid during the year for income tax	(6,101,669)	(3,084,582)

Cash received during the year for tax refund	16,265,458	6,715,872
Interest paid during the year	(2,667,860)	(1,498,952)

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt and accrued interest into common stock	22,462,154	-
Registration rights penalty paid in shares	-	2,881,299
Conversion of bridge loan to redeemable common stock	16,000,000	-

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

The Company was incorporated in the State of Utah on December 31, 1985, originally under the corporate name of Gaslight Inc. It was inactive until March 30, 1988 when it changed its corporate name to Lazarus Industries, Inc. and engaged in the business of manufacturing and marketing medical devices. This line of business was discontinued in 1991, and it became a non-operating public company shell.

Effective May 7, 2003, the Company acquired 100% of the issued and outstanding capital stock of American Flying Crane Corporation (“AFC”), a Delaware corporation. In connection with that acquisition, the Company changed its name to American Dairy, Inc.

AFC was incorporated in Delaware, with 50,000,000 shares of authorized common stock at a par value of $0.001 per share. AFC owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”).  Feihe Dairy in turn owns 99% of the registered capital of Baiquan Feihe Dairy Co. Limited (“Baiquan Dairy”), 95% of Beijing Feihe Biotechnology Scientific and Commercial Co., Limited (“Beijing Feihe”) and 99% of Qiqihaer Feihe Soybean Co., Limited (“Feihe Soybean”), 97% of Heilongjiang Feihe Kedong Feedlots Co., Limited (“Kedong Feedlots”), 95% of Heilongjiang Feihe Gannan Feedlots Co., Limited (“Gannan Feedlots”), 100% of Heilongjiang Aiyingquan International Trading Co., Limited (“Aiyingquan”) which was established in 2009, and 85% of the registered capital of Heilongjiang Flying Crane Trading Co., Limited (“Feihe Trading”), which was established in January 2010.

From 2006 onwards, the Company also own 100% of the registered capital of Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (“Shanxi”), Langfang Flying Crane Dairy Products Co., Limited (“Langfang Feihe”) and Gannan Flying Crane Dairy Products Co., Limited (“Gannan”).

The core activities of subsidiaries included in the consolidated financial statements are as follow:

•	American Flying Crane Corporation – Investment holding

•	Langfang Flying Crane Dairy Products Co., Limited – Packaging and distribution of the Company’s products

•	Gannan Flying Crane Dairy Products Co., Limited – Manufacturing of the Company’s dairy products

•	Heilongjiang Feihe Dairy Co., Limited – Manufacturing and distribution of the Company’s dairy products

•	Baiquan Feihe Dairy Co., Limited – Manufacturing of the Company’s dairy products

•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited – Marketing and distribution of the Company’s products

•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited – Manufacturing and distribution of walnut products

•	Heilongjiang Feihe Kedong Feedlots Co., Limited – Breeding and rearing of dairy cows, and distribution of fresh milk

•	Heilongjiang Feihe Gannan Feedlots Co., Limited – Breeding and rearing of dairy cows, and distribution of fresh milk

•	Qiqihaer Feihe Soybean Co., Limited – Manufacturing and distribution of soybean products

•	Heilongjiang Aiyingquan International Trading Co., Limited–Marketing and distribution of water and cheese, specifically marketed for consumption by children

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

Translation of amounts from RMB into United States dollars (“US$” or “$”) for reporting purposes is performed by translating the results of operations denominated in foreign currency at the weighted average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange in effect at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into US$ are reported as a component of accumulated other comprehensive income in shareholders’ equity.

As of December 31, 2009 and 2008 the year end exchange rates applied for balances were RMB6.83 and RMB 6.85 per US$, respectively, and the average exchange rates applied for transactions were RMB 6.84 and RMB6.96 per US$, respectively.

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

Investment at cost represents an investment in a non-marketable equity interest.  Fair value is not estimated unless impairment is indicated.  The Group has concluded that there are no impaired investments as of December 31, 2009 and 2008.

Trade receivables, net, and notes and loans receivable, net

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

Notes receivable consists of one promissory note and notes due from banks in the PRC. Notes receivable are reviewed periodically as to whether their carrying value has become impaired. The Group considers the assets to be impaired if the collectability of the balances become doubtful.  Interest is not accrued on notes receivable where the collectability of the balances are doubtful.

Interest income from notes receivable where the collectability of the balances are not doubtful and loans receivable is recognized when earned, taking into account the principal amounts outstanding and the interest rates applicable.

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

The Group reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  There were no impairments recorded in the years ended December 31, 2009 and 2008.

Biological assets

Immature biological assets

Biological assets consist of dairy cows held in the Group’s pastures for milking purposes.  Immature biological assets are recorded at cost, including acquisition costs, transportation costs, insurance expenses, interest costs and feeding costs, incurred in bringing the asset to its intended productive state.  Once the asset reaches productive state, the cost of the immature biological asset is transferred to mature biological assets using the weighted average cost method.

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

When biological assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

The Group reviews the carrying value of biological assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current health status of the asset and production capacity.  There were no impairments recorded in the year ended December 31, 2009 and 2008.

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

Other intangible assets

Other intangible assets consist of production permits and exclusive rights of milk supply, which are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the expected useful lives of one and 4.7 years, respectively.

Goodwill

In accordance with authoritative FASB guidance regarding accounting for business combinations goodwill represents the excess of the cost of an acquisition over the fair value of the group’s share of the net identifiable tangible and intangible assets acquired at the date of acquisition.

Goodwill is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. At the end of each year, the Group tests impairment of goodwill at the reporting unit level and recognizes impairment in the event that the carrying value exceeds the fair value of each reporting unit. The Company estimates the fair value of its reporting units based on their discounted cash flows. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, in which the reporting unit’s goodwill is written down to its implied fair value. The second step requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of the goodwill allocated to a reporting unit exceeds its fair value, such goodwill is written down by an amount equal to such excess.

Deferred charges, net

Deferred charges represent issuance costs of convertible debt, which are deferred and amortized on a straight-line basis over the life of the associated debt from the date of issuance.  Such amortization is included as a separate item of expenses in ‘Other income (expenses)’ on the consolidated statements of operations and comprehensive income.

Convertible debt and embedded derivatives

The Company applies FASB issued authoritative guidance to determine the classification of its convertible debt.  In accordance with the guidance, when convertible debt is issued and the conversion price is greater than the market value of the stock on issuance date, no value is apportioned to the conversion feature.  Therefore, convertible debt is entirely recorded in liabilities.

The Company identifies any embedded derivative instruments that may be contained within its convertible debt instruments in accordance with authoritative FASB guidance regarding accounting for derivative instruments and hedging activities and records the fair value of such derivatives separately from the value of the host instrument. Changes in the fair value of the derivative instruments are recorded in the statements of operations and comprehensive income each reporting period. The fair value of the derivative at inception is also recorded as a discount to the face value of the convertible debt and is amortized as additional finance cost over the period of the debt.

Deferred income

From time to time, the Group receives funding from local authorities in the PRC to support their development of the production facilities; these funds are recorded as deferred income when received.

Deferred income generally is amortized on a straight line basis over the life of the facilities, which is generally 20-33 years, and the requirements for recording revenue have been met. Deferred income related to governmental tax refunds are recognized when collectability is certain.

Financial instruments

Financial instruments of the Company primarily comprise of cash and cash equivalents, notes and loans receivable, trade receivables, other receivables, investment in mutual funds, notes and loans payable, debt securities such as convertible debt and long term debt, accounts payable, payable for property and equipment, payable for prepaid leases and other payables.  As of December 31, 2009 and 2008, their carrying values approximated their fair values.

Revenue recognition

Sales Revenue

Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which coincides with the time when the goods are shipped to customers and the title has passed.

Revenue is shown net of sales returns, which amounted to less than 0.02% of total sales in each of the years ended December 31, 2009 and 2008.

Any shipping, handling or other costs incurred by the Group associated with the sale, are expensed as sales and marketing expenses in the period when the sale occurs. Such costs amounted to $8,085,248 and $5,056,821 during the years ended December 31, 2009 and 2008, respectively.

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

The Group’s entities that operate production facilities in the Kedong County in the PRC, namely Feihe Dairy, Gannan Feihe and Baiquan Dairy, receive 40%, 50% and 50%, respectively, of the value added tax paid on inventory refunded as local County incentive to support local economy through employment of local residents. Such refunds are included in the consolidated statements of operations and comprehensive income as refunds of income tax and VAT taxes.

Feihe Dairy and Baiquan Dairy also benefit from the Business Promotion Policy Concerning Income Tax on Foreign Enterprises promulgated by the Qiqihaer City Municipal Government, which provides foreign owned enterprises registered in Qiqihaer City, tax holiday of seven years for full Enterprise Income Tax (“EIT”) exemption. The preferential tax treatment commenced in 2003 and expired in 2009.

Advances from customers

Revenue from the sale of goods is recognized when goods are shipped. Receipts in advance for goods to be shipped in the future are recorded as advances from customers.

Cost of goods sold

Cost of goods sold primarily consists of direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs for the products sold.

Sales and marketing

Sales and marketing costs consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Group’s sales and marketing personnel. Advertising expenses amounted to $31,190,272 and $11,116,857 during the years ended December 31, 2009 and 2008, respectively.

Advertising expenses are expensed as incurred.

Product display fees

The Company has entered into a number of agreements with their resellers, whereby the Company pays the reseller an agreed upon amount to display its products. As prescribed with authoritative FASB guidance regarding accounting for consideration given by a vendor to a customer, the Company has reduced sales by the amount paid under these agreements. For the years ended December 31, 2009 and 2008 these amounts were $25,509,131 and $7,025,104, respectively.

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

Share-based compensation

The Company adopted the authoritative FASB guidance regarding accounting for share-based payment. Under the fair value recognition provisions of this guidance, the Company is required to measure the cost of employee services received in exchange for share-based compensation measured at the grant date fair value of the award.

Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases.

Taxation

The Company must make certain estimates and judgments in determining income tax expense for financial reporting purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial reporting purposes.

Refer to Note 5 in the notes to Consolidated Financial Statements for further information regarding the components of the Company’s income tax expense.

Earnings per share of common stock

In accordance with authoritative FASB guidance regarding computation of earnings per share, basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share is calculated by dividing net income attributable to common shareholders as adjusted for the effect of dilutive common stock equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Common stock equivalents shares consist of the shares of common stock issuable upon the conversion of convertible debt (using the as-converted method).

Segment reporting

The Group has two reportable segments:  dairy products and dairy farm.  The dairy products segment produces and sells dairy products, such as wholesale and retail milk powders as well as soybean powder, rice cereal, walnut powder and walnut oil. The dairy farm segment operates the Group’s two dairy farms in the PRC, construction of which was completed in the fourth quarter of 2009.  As the Group primarily generates its revenues from customers in the PRC, no geographical segments are presented.

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

The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities are reserves for losses on trade receivables, notes and loans receivable, other receivables and deposits receivable, reserves for inventory, estimated useful lives of property and equipment and biological assets, and impairment of goodwill.

3.  ACCOUNTING PRONOUNCEMENTS

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

In May 2009, the FASB issued authoritative accounting guidance on subsequent events, a topic that was previously only addressed by auditing literature. The guidance clarified that subsequent events are either recognized or non-recognized and modified the definition of subsequent events to refer to events or transactions that occur after the balance sheet date but before the financial statements are issued.

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

In July 2009, the FASB adopted the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards documents, with a few grandfathered exceptions, are superseded. All other accounting literature not included in the Codification is nonauthoritative.  The Codification did not have an impact on the Company’s financial statements.

In August 2009, the FASB issued guidance regarding accounting for redeemable equity instruments that was effective upon issuance. The guidance updates prior guidance regarding how to distinguish liabilities from equity, in accordance with guidance from the Emerging Issues Task Force on classification and measurement of redeemable securities. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued guidance regarding the fair value measurement of liabilities. The update was effective for the first reporting period (including interim periods) beginning after August 28, 2009.  The adoption of this update did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued guidance to provide technical corrections regarding the computation of earnings per share for a period that includes a redemption or an induced conversion of a portion of a class of preferred stock and the effect of the calculation of earnings per share for the redemption or induced conversion of preferred stock. The guidance was effective upon issuance and adoption of it did not have material impact on the Company’s financial statements.

In February 2010, the FASB amended and clarified certain recognition and disclosure requirements for public and certain other entities. Under these amendments, certain entities are required to evaluate subsequent events through the date that the financial statements are issued. Further, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This amendment is effective for financial statements issued for interim or annual periods ending after June 15, 2010. This amendment is not expected to have a material impact on the Company’s financial statements.

4. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables, and notes and loans receivable.

(1) Cash and cash equivalents

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance.  Cash balance held in PRC bank accounts to $47,985,151 and $11,623,649 as of December 31, 2009 and 2008, respectively.  As of December 31, 2009 and 2008, the Company held $964,373 and $161,759 of cash balances within the United States of which $714,373 and $0 was in excess of FDIC insurance limits, respectively.

As of December 31, 2009 and 2008 substantially all of the Group’s cash and cash equivalents, investment in mutual funds and short term notes receivable were held by major financial institutions located in the PRC and United States which management believes are of high credit quality.

(2) Sales and trade receivables

Nearly all of the Group’s sales are concentrated in the PRC and substantially all of the Group’s profits are generated from the operation there.  Accordingly, the Group is susceptible to fluctuations in its business caused by adverse economic conditions in the PRC.

The Group provides credit in the normal course of business and substantially all customers are located in the PRC.  The Group performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.  No individual customer accounted for more than 10% of net revenues during the years ended December 31, 2009 and 2008.

(3) Short term notes and loans receivable

Short term notes and loans receivable include a promissory note in the principal amount of $4,000,000 (the “Note”) issued by Huge Power Int’l S.A., a company organized in Samoa (“Huge Power”).  On June 27, 2007, the Company loaned a principal amount of $4,000,000 to Huge Power and Huge Power issued the Note.  The Note stated interest is an annual rate of 8%, payable in cash semi-annually.  The Note matured on June 27, 2009.  Huge Power has made payments of interest under the Note; however, the Company has been unable to obtain the collateral that is required to be pledged according to the Note agreement.  As a result, the Company has provided an allowance for doubtful collection of the Note as a result of not receiving collateral. Interest on the Note is recognized when received due to the doubtful collection.

5. TAXATION

The components of income before income taxes from continuing operations consisted of the following:

	2009	2008
	US$	US$
Income (loss) subject to domestic income taxes only	11,081,074	7,208,685
Income (loss) subject to foreign income taxes only	40,184,436	19,931,453
Intercompany elimination	(35,838,500)	(13,003,376)
	15,427,010	14,136,762

The Company is subject to U.S. federal and state income taxes.  The Company’s subsidiaries incorporated in the PRC are subject to enterprise income taxes.  The provision for income taxes from continuing operations consisted of the following:

	2009	2008
	US$	US$
Current:
Federal	253,644	-
State	912	5,823
PRC	1,725,593	4,291,802
	1,980,149	4,297,625
Deferred:
Federal	-	-
State	-	-
PRC	(2,726,347)	(730,490)
	(746,198)	3,567,135

The provision for income taxes is attributable to:

Continuing operations	(746,198)	3,567,135
Discontinued operations	539,389	2,130,686
	(206,809)	5,697,821

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income from continuing operations before income taxes:

	2009	2008
	US$	US$
Tax at Federal Statutory Rate	5,245,183	4,806,499
Stock Compensation	603,173	122,971
Interest Expense	1,509,524	(1,127,998)
Gain and Loss on Debt extinguishment	-	(8,516,108)
Debt Discount	-	6,086,760
Dividend exclusion	(1,254,171)	-
Debt Financing Cost	(913,865)	-
Other U.S. Permanent Differences	742,619	77,824
State Taxes	2,311	1,571
Change in Valuation Allowance	(3,749,135)	671,485
Foreign Rate Differential	11,123,220	3,749,815
Foreign Tax Holiday	(16,086,536)	(3,397,666)
Foreign Tax Surcharge	1,951,397	968,871
AMT Taxes	271,969	-
Others	(191,887)	123,111

	(746,198)	3,567,135

The following presents the aggregate dollar and per share effects of the Company’s tax holidays:

	2009	2008
	US$	US$
Aggregate dollar effect of tax holiday	(16,086,536)	(3,397,666)
Per share effect—basic	0.85	0.20
Per share effect—diluted	0.80	0.19

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	2009	2008
	US$	US$
Net operating loss carryforward	657,223	5,223,638
Accrued liabilities and allowances	1,709,949	1,545,318
Debt restructuring costs	-	369,701
Others	(9,920)	(9,953)
PRC deferred tax assets	5,142,028	980,981
Gross deferred tax assets	7,499,280	8,109,685
Deferred tax liabilities	-	-
Total deferred tax assets	7,499,280	8,109,685
Valuation allowance	(3,866,465)	(7,379,195)
Net deferred tax assets	3,632,815	730,490

The Company has recorded a valuation allowance against all of its U.S. federal and state and PRC deferred tax assets at December 31, 2009 except for Feihe Dairy and Gannan Feihe. In accordance with ASC 740 Accounting for Income Taxes based on all available evidence, including the Company’s historical results and the uncertainty of predicting its future income, the valuation allowance reduces the Company’s deferred tax assets to an amount that is more likely than not to be realized.

For U.S. federal income tax purposes, the Company has net operating loss (“NOL”) carryforwards of approximately $1.9 million and $15.3 million, at December 31, 2009 and 2008, respectively. The 2009 NOL carryforwards will expire after 20 years beginning 2029 and the 2008 NOL carryforwards will expire after 20 years beginning 2028, if not utilized. The Company also has approximately $8.5 million and $0.4 million of NOL carryforwards for PRC enterprise income tax purposes, at December 31, 2009 and 2008, respectively.

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

Pursuant to Article 8 of the Income Tax Law of the PRC Concerning Foreign Investment and Foreign Enterprises ( the “FEIT Law”), a manufacturing enterprise that operates for at least 10 years was eligible to receive certain preferential tax treatments.  Moreover, a foreign invested manufacturing enterprise (“FIME”), starting from its first profitable calendar year after offset of accumulated tax losses, was entitled to a two-year exemption from enterprise income tax followed by a three year 50% reduction in its enterprise income tax rate.

Under the current tax regime in China, Foreign Invested Enterprises (“FIEs”) established prior to the promulgation of the New EIT Law have been offered a transitional policy and a grand-fathering of certain preferential tax treatments.  Thus, an enterprise that is entitled to preferential treatment in the form of enterprise income tax reduction or exemption prior to January 1, 2008 would continue to enjoy such preferential treatment until the expiration of the period.

Under the old tax regime in China, Feihe Dairy secured a combination of preferential tax treatments and government incentives in the respective jurisdictions where it conducted its manufacturing activities. Feihe Dairy qualified for a full tax exemption of 33 percent for tax years beginning 2003 and 2004, and an 18 percent tax exemption for tax years 2005 through 2007. In addition to the preferential tax treatment, Feihe Dairy received a tax subsidy from the local government for 100 percent of the enterprise income tax liability paid for tax years 2005 through 2008. The tax subsidy arrangement with the local government was renewed in 2009, which entitles Feihe Dairy to receive a tax subsidy from the local government for 40 percent of the enterprise income tax liability paid for tax years 2009 through 2013. Through the previous government incentive, Feihe Dairy received income tax subsidy totaling $3.3 million for year 2008 and $ 0 for year 2009. The tax subsidy received is recorded in “Other Income” on the Consolidated Statements of Operations and Comprehensive Income.

Under the old tax regime in China, Baiquan Dairy obtained a tax subsidy from the local government for 100 percent of the enterprise income tax liability paid for tax years 2004 through 2008.  The tax subsidy arrangement with the local government was renewed in 2009, which entitles Baiquan Dairy to receive a tax subsidy from the local government for 40 percent of the enterprise income tax liability paid for the tax year 2009. The Company’s management anticipates receiving a tax subsidy for year 2009 through the current government incentive after the 2009 annual tax return is filed. The tax subsidy will be recorded in "Other Income" on the Consolidated Statements of Operations and Comprehensive Income.  Because Baiquan Dairy had a loss for fiscal year 2008, it did not receive any tax subsidy in such year.

Since Gannan Feihe, Shanxi and Langfang Feihe are considered FIMEs established prior to the promulgation of the New EIT law, they will enjoy 100% tax holidays for 2008 and 2009 and 50% tax holidays for 2010, 2011 and 2012.

The tax subsidies granted by the local government for the Company’s PRC subsidiaries may be modified or challenged by the central government or the tax authority.  The Company’s loss of some or all of the tax subsidies received from the local government would adversely affect the Company’s financial statements.

Undistributed earnings of the Company’s PRC subsidiaries amounted to approximately $60 million as of December 31, 2009.  Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.  The PRC tax authorities have clarified that dividend distributions made out of pre-January 1, 2008 retained earnings will not be subject to withholding taxes.

A reconciliation of the January 1, 2008 through December 31, 2009 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

Gross UTB
US$
Beginning balance at January 1, 2008	2,814,613

Increase in unrecorded tax benefits taken in current year	651,027

Ending balance at December 31, 2008	3,465,640

Increase in unrecorded tax benefits taken in current year	1,529,682

Ending balance at December 31, 2009	4,995,322

At December 31, 2009, of the total $5.0 million in unrecognized tax benefits, $3.2 million represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods.  At December 31, 2008, of the total $3.5 million in unrecognized tax benefits, $1.8 million represents the amount that if recognized, would favorably affect the effective income tax rate in any future periods.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The Company had cumulatively accrued approximately $1.0 million and $0.6 million for estimated interest and penalties related to uncertain tax positions at December 31, 2009 and 2008, respectively. For the twelve months ended December 31, 2009 and 2008, the Company recorded estimated interest and penalties of approximately $0.4 million and $0.3 million, respectively.

The Company and its subsidiaries are subject to taxation in the U.S. and the PRC. The Company’s U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2005. With a few exceptions, the tax years 2005-2009 remain open to examination by tax authorities in the PRC.

6. EARNINGS PER SHARE OF COMMON STOCK

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the fiscal years ended:

	2009	2008
Weighted-average shares – Basic	19,004,337	16,993,390
Effect of dilutive securities
Stock options	454,995	-
Warrants	514,182	643,472
Performance adjustment shares	207,084	-
Weighted-average shares – Diluted	20,180,598	17,636,862

For the year ended December 31, 2008, 1,473,437 shares of the Company’s common stock attributable to the potential conversion of the 7.75% Convertible Notes due 2009 and 251,040 warrants were excluded from the calculation of diluted income per share because the conversion price or exercise price exceeded the average price per share of the Company’s common stock.

7.  LONGJIANG FEIHE ACQUISITION

On May 20, 2009, the Company’s subsidiary Gannan Flying Crane Dairy Products Co., Limited (“Gannan Feihe”) acquired 100% interest of the dairy processing plant from Heilongjiang Xin Tian Dairy Co., Ltd, for a total cash consideration of $4,382,890.  The transaction was accounted for as a business acquisition in accordance with authoritative FASB guidance regarding accounting for business combinations.  The purpose of the acquisition was to expand milk production capacities in the Heilongjiang Province, China.

US$
Total purchase price	4,382,890

Fair value of identifiable assets acquired:
Property and equipment, net	2,219,661
Prepaid leases	481,460
Other intangible assets	1,081,113
Deferred tax asset	175,980
Goodwill	424,676
4,382,890

None of the goodwill resulting from this acquisition is tax deductible.

Other intangible assets as of December 31, 2009, related to this acquisition consist of the following:

	Production Permit	Exclusive Right of milk supply	Total
	US$	US$	US$
Cost	204,535	876,578	1,081,113
Accumulated amortization	(136,508)	(124,475)	(260,983)
Exchange gain	227	974	1,201
Total	68,254	753,077	821,331

Production permits and exclusive rights of milk supply are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the expected useful lives of one and 4.7 years, respectively.  Amortization expense of intangible assets is estimated to be approximately $255,000, $186,000, $186,000, $186,000, and $8,000 for 2010, 2011, 2012, 2013, and 2014, respectively.

Financial results of the acquired processing plant for the period from the acquisition date to December 31, 2009 were a net profit of $2,624,836 and include no sales. The net profit incurred mainly included government subsidy income of $2,930,600 offset by other operating expenses.

All sales of Longjiang Feihe are inter-company transactions and eliminated in consolidation.

Disclosure of unaudited pro-forma financial information is considered impractical because there are no operational results available for the processing plant prior to acquisition.

8. NOTES AND LOANS RECEIVABLE

The notes and loans receivable amounts included in the consolidated balance sheets for the years ended December 31, 2009 and 2008 were as follows:

(1) Short term notes and loans receivable

	2009	2008
	US$	US$
Bills receivable from banks in the PRC, due within three months	438,776	34,286
Promissory note, bearing interest at 8%, due on June 27, 2009 (See Note 4(3))	4,000,000	4,000,000
Loans receivable from an unrelated party, bearing interest at 10%, due on January 17, 2009	-	1,458,959
	4,438,776	5,493,245
Less: Allowance for doubtful note receivable	(4,000,000)	(4,000,000)
	438,776	1,493,245

9. TRADE RECEIVABLES, NET

The trade receivables amount included in the consolidated balance sheets for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
	US$	US$
Trade receivables	28,286,309	13,586,828
Less: Allowance for doubtful accounts	(791,119)	(1,311,331)
Trade receivables, net	27,495,190	12,275,497

The movement of the allowance for doubtful notes and loans and trade receivables during the years was as follow:

	2009	2008
	US$	US$
Balance as at January 1	5,311,331	4,670,113
Add: Current year additions	2,198,399	641,218
Less: Current year reductions of reserves	(2,721,872)	-
Foreign exchange fluctuation	3,261	-
Balance as at December 31	4,791,119	5,311,331

10. INVENTORIES, NET

The inventory amounts included in the consolidated balance sheets for the years ended December 31, 2009 and 2008 comprised of:

	2009	2008
	US$	US$
Raw materials	23,360,410	16,193,783
Work-in-progress	34,486,084	14,667,279
Finished goods	1,716,732	22,045,187
Less: Inventory provision	(518,561)	(575,916)
Total inventories, net	59,044,665	52,330,333

The movement of provision for inventory reserves during the years was as follow:

	2009	2008
	US$	US$
Balance as at January 1	575,916	744,067
Add: Current year additions	156,297	214,635
Less: Current year reduction of reserves	(215,052)	(431,680)
Foreign exchange fluctuation	1,400	48,894
Balance as at December 31	518,561	575,916

The charge of $431,680 in 2008 related to a write-off of the Company’s 2007 inventory provision, since all of the subject inventory was sold in 2008 at less than full value.  The charge of $215,052 in 2009 related to a reduction in the Company's 2008 inventory provision, since the subject inventory was either sold or used in 2009.

11. INVESTMENT IN MUTUAL FUNDS – Available for sale

Investment in mutual funds is carried at fair value based on the quoted market prices of the underlying fund at December 31, 2009 and 2008.  Unrealized gain (loss) recorded for the years ended December 31, 2009 and 2008 was $58,962 and $(104,865), respectively.

		Fair value measurement
Description	December 31,	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$	US$
Investment in mutual funds – 2009	136,466	136,466	-	-
Investment in mutual funds – 2008	77,504	77,504	-	-

12. ADVANCES TO SUPPLIERS

Advances to suppliers consist primarily of advances for purchase of dairy cows, as well as advances for advertisements, inventories and equipment, not delivered at the balance sheet date.  The Company utilizes advances to suppliers in an effort to keep future purchasing prices stable and consistent.

Advanced amounts are refundable if the transaction is not completed by the other party in accordance with the terms of the contract or agreement.  No advances to suppliers were repaid in cash, and the Company has a minimal repayment history.

13. DISCONTINUED OPERATIONS

Moveup was initially formed in October 2007 to serve as an acquisition vehicle in connection with the Company’s proposed acquisition of 100% of the outstanding equity interest in Ausnutria Dairy (Hunan) Company Ltd. (“Ausnutria”), a distributor of dairy products focused on the high-end segment of the dairy products market in the PRC.  In 2007, we entered into several agreements with Ausnutria in connection with this transaction, which did not close.

In February 2008, the Company made a deposit payment of approximately $1.4 million to Ausnutria Holding Co., Ltd., which indirectly owns Ausnutria, in connection with the Company’s efforts to resolve the incomplete transactions in 2007.  The transaction did not close and the Company entered into renegotiations. In connection with this transaction, a total deposit for investment of $31,586,473 was recorded in the financial records of Moveup as of December 31, 2008.

In December 2008, the Company and Ausnutria’s owners entered into a letter of intent to unwind the transactions.   Accordingly, the prior transactions to acquire Ausnutria were effectively cancelled and Moveup is reflected in the Company’s consolidated financial statements as a discontinued operations.  In February 2009, the Company, through its subsidiary Feihe Dairy, entered into an equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, one of the Company’s directors and Vice President of Finance of Feihe Dairy, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for an aggregate consideration of approximately $43.3 million.  The Company received approximately $11.0 million from the purchasers and the second tranche of approximately $32.3 million was released from an escrow account to Feihe Dairy and Mr. Liu in 2009.

Moveup received advances from the Group of $31,002,897 as of December 31, 2008, respectively. The consideration received from the sale of Moveup was used, among other uses, to repay these intra-Group advances during 2009.

The following table presents the components of discontinued operations reported in the consolidated statements of operations and comprehensive income:

	For the years ended December 31,
	2009	2008
	US$	US$

Sales	10,451,277	38,979,045

Income from operations	1,301,909	8,593,564
Gain on sale of subsidiary	2,552,733	-
Income tax expenses	(564,734)	(2,130,686)
Net income from discontinued operations	3,289,908	6,462,878

14. PROPERTY AND EQUIPMENT, NET

Property and equipment and related accumulated depreciation as of December 31, 2009 and 2008 were as follows:

	2009	2008
	US$	US$

Buildings and plant	111,469,845	50,745,361
Machinery and equipment	55,787,234	47,680,884
Office equipment	2,793,510	797,562
Motor vehicles	2,210,482	1,183,861
	172,261,071	100,407,668
Less: Accumulated depreciation	(17,688,662)	(12,117,810)
Net book value	154,572,409	88,289,858

 (1) Depreciation expenses

Depreciation expense for the years ended December 31, 2009 and 2008 was $5,707,017 and $4,840,402, respectively, of which $4,448,935 and $3,700,632 were included as a component of cost of goods sold in the respective years.

(2) Pledged property and equipment

The net book value of buildings and equipment pledged for borrowings were $25,571,012 and $8,008,238 as at December 31, 2009 and 2008.

(3) Capitalized interest

$2,970,058 and $nil of interest expense was capitalized in property and equipment for the years ended December 31, 2009 and 2008.

15. CONSTRUCTION IN PROGRESS

The construction projects under construction at December 31, 2009 and 2008 were as follow:

	2009	2008
	US$	US$

Feihe Dairy processing facilities	4,671,469	-
Langfang Feihe production factory facilities	2,711	9,950
Gannan production factory facilities	13,721,606	179,937
Shanxi walnut processing facilities	51,386	38,622
Gannan Pasture facilities	702,116	13,381,175
Kedong Pasture facilities	-	13,745,720
Soybean processing facilities	4,015,104	1,479,131
Others	6,517	13,424
Total	23,170,909	28,847,959

$142,591 and $4,149,543 of interest expense was capitalized in construction in progress for the years ended December 31, 2009 and 2008.

16. BIOLOGICAL ASSETS

	2009	2008
	US$	US$

Immature biological assets	35,672,123	23,784,479
Mature biological assets	15,008,468	1,490,171
Less: Accumulated depreciation	(1,776,344)	(6,816)
Net book value	48,904,247	25,267,834

(1) Depreciation expenses

Depreciation expense for the year ended December 31, 2009 and 2008 was $1,835,364 and $6,816, all of which was recorded in cost of goods sold.

(2) Pledged property and equipment

The net book value of biological assets pledged for borrowings was $46,659,512 and $19,995,659 at December 31, 2009 and 2008.

(3) Capitalized interest

$1,433,903 and $1,999,630 of interest expense was capitalized in immature biological assets for the year ended December 31, 2009 and 2008.

17. GOODWILL

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired from the Shanxi minority interest acquisition in 2006 and from the Longjiang Feihe acquisition in 2009 (Note 7).  Such amounts are not tax deductible.

The Company has performed step 1 of the goodwill impairment test relating to goodwill arising from its acquisition of the Shanxi minority interest using a combination of a discounted cash flow and replacement cost approach and determined that the carrying value of the reporting unit exceeded the fair value of the reporting unit. The value of the reporting unit implied by our test was based on management’s current assessment of stagnating growth due to delays in the forecasted ability to increase walnut operations and recent industry and general economic conditions.  The Company has not finalized its evaluation of the implied fair value of goodwill and has recorded an estimate of impairment loss of $929,526 in goodwill impairment as of December 31, 2009 pending finalization of the appraisal of implied fair value of goodwill.

No goodwill impairment expense was recognized in 2008.

18. NOTES AND LOANS PAYABLE

Notes and loans payable included in the consolidated balance sheets for the years ended December 31, 2009 and 2008 comprised of:

	2009	2008
	US$	US$
Note payable to a bank in the PRC, bearing interest at 7.47% per annum, unsecured, payable with interest on maturity, due on May 11, 2009	-	4,522,774

Note payable to a bank in the PRC, bearing interest at 7.47% per annum, secured by plant and machinery, payable with interest on maturity, due on May 11, 2009	-	2,772,023

Unsecured, non-interest bearing loan payable to an unrelated party, due on demand.	442,600	442,600

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 4, 2010	2,193,881	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 5, 2010	3,656,468	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by land use rights, guaranteed by Feihe Dairy, payable with interest on maturity, due on May 22, 2010	4,972,796	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on May 22, 2010	2,340,139	-

	2009	2008
	US$	US$
Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on March 31, 2010	3,773,475	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by buildings of Qiqihaer Feihe Soybean Co., Limited, guaranteed by Feihe Dairy(i), payable with interest on maturity, due on July 19, 2010	1,775,581	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy(i), payable with interest on maturity, due on July 19, 2010	1,149,593	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy(ii), payable with interest on maturity, due on August 30, 2010	2,925,174	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy(ii), payable with interest on maturity, due on September 28, 2010	1,462,587	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy, payable with interest on maturity, due on September 14, 2010	11,846,955	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by building, payable with interest on maturity, due on September 15, 2010	2,778,915	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy(ii), payable with interest on maturity, due on October 22, 2010	2,925,174	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy(i), payable with interest on maturity, due on July 19, 2010	5,850,348	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihi Dairy, payable with interest on maturity, due on November 12, 2010	5,850,348	-

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, guaranteed by Feihe Dairy, payable with interest on maturity, due on December 23, 2010	4,680,278	-

Notes payables to local suppliers	3,429,767	-

Unsecured, non-interest bearing loan payable to County Finance Department, due on demand. (iii)	318,843	318,053

Total	62,372,922	8,055,450

(i)
In connection with the purchase of raw materials by Qiqihaer Feihe Soybean Co., Limited, Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on July 20, 2009 and ending on July 19, 2010. The maximum potential future amount under the terms of the guarantee is RMB 63,200,000 (or $9,253,000 as of December 31, 2009).

(ii)
Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on August 30, 2009 and ending on August 29, 2010. The maximum potential future amount under the terms of the guarantee is RMB 100,000,000 (or $14,641,000 as of December 31, 2009).

(iii)
Shanxi received funding from the local County Finance Department for its construction of the production facilities in the region.  Although, no repayment terms were attached with the funds, the Company considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

None of the notes and loans payable have restrictions or covenants attached.

19. RELATED PARTY TRANSACTIONS

Due from/to related parties included in the consolidated balance sheets for the years ended December 31, 2009 and 2008 comprised of:

	2009	2008
	US$	US$
Due from related parties:
Due from Directors of the Group	60,978	33,011
Due from related companies	2,127,265	232,468
Total	2,188,243	265,479

	2009	2008
	US$	US$
Due to related parties:
Due to Directors of the Group	29,252	33,156
Due to related companies	10,429,470	730,833
Loan payable to a related party	73,129	253,410
Total	10,531,851	1,017,399

 Due from/to Directors of the Group

As part of normal business operation, Directors of the Group will from time to time incur routine expenses on behalf of the Group, or receive general advances from the Group for settlement of Group expenses, such as travel, meals, and other business expenses.  The amounts advanced are settled periodically throughout the year and amounts outstanding at year end are short term in nature and due on demand. During 2009, advance to directors aggregated to $272,170 and repayments to directors aggregated to $248,107. During 2008, advance to directors aggregated to $163,499 and repayments to directors aggregated to $181,343.

As of December 31, 2009 and 2008, the Group had the following balances due from its Directors:

	2009	2008
	US$	US$
Leng You-bin	33,823	-
Liu Hua	27,155	28,483
Directors of subsidiaries in the PRC	-	4,528
Total	60,978	33,011

As of December 31, 2009 and 2008, the Group had the following balances due to its Directors:

	2009	2008
	US$	US$
Leng You-Bin	29,252	32,608
Directors of subsidiaries in the PRC	-	548
Total	29,252	33,156

Due from/to related companies

Mr. Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group.  During the years ended December 31, 2009 and 2008, the Group sold goods to companies owned by close family members of Mr. Leng You-Bin, including one company, Heilongjiang Feihe Yuanshengtai Co., Limited, which was directly owned by Mr. Leng You-Bin, on an arm’s length basis.  During 2009, Mr. Leng You-Bin and the shareholder group transferred this entity to a new shareholder group consisting of unrelated third parties and one former employee of the Company.
For the years ended December 31, 2009 and 2008, the Group made sales of goods to the following related companies:

	2009	2008
	US$	US$
Tangshan Feihe Trading Company	5,750,743	1,216,948
Qinhuangdao Feihe Trading Company	411,312	476,397
Dalian Hewang Trading Company	227,392	90,629
Total	6,389,447	1,783,974

As of December 31, 2009 and 2008, the Group had the following balances due from its related companies:

	2009	2008
	US$	US$
Tangshan Feihe Trading Company	1,897,078	177,524
Qinhuangdao Feihe Trading Company	230,187	54,944
Total	2,127,265	232,468

As of December 31, 2009 and 2008, the Group had the following balances due to its related companies consisting primarily of advances on cattle purchases and payments for goods received in advance:

	2009	2008
	US$	US$
Heilongjiang Feihe Yuanshengtai Co., Ltd	10,428,246	729,480
Dalian Hewang Trading Company	1,224	1,353
Total	10,429,470	730,833

Loan payable to related parties

The Group has an outstanding loan payable to a charitable organization set up by Leng You-Bin for under privileged children in the Heilongjiang province of the PRC, of $73,129 and $253,410  at December 31, 2009 and 2008, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

20. ADVANCES FROM EMPLOYEES

Advances from employees represent temporary funding by employees to improve cash flow and working capital of the Company. The advances were unsecured, interest free and repayable within one year.

21. EMPLOYEE BENEFITS

The full-time employees of the Company’s subsidiaries that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. These companies are required to accrue for these benefits based on certain percentages of the employees’ salaries in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts charged to the consolidated statements of operations and comprehensive income for such employee benefits amounted to approximately $2,396,382 and $1,893,632 for the years ended December 31, 2009 and 2008, respectively. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

Effective January 1, 2007, the Company established the American Dairy Inc 401(k) Profit Sharing Plan and Trust (the “Plan”).  The Plan is a discretionary defined contribution plan and covers substantially all employees who have attained the age of 21, have completed at least six months of service, and have worked a minimum of 1,000 hours in the past Plan or anniversary year.

Under provisions of the Plan, the Company, for any plan year, has contributed an amount equal to 100% of the participant’s contribution or 5% of the participant’s eligible compensation, whichever is less.  The Company may, at its own discretion, make additional matching contributions to participants.  Company contributions, net of forfeitures, amounted to $32,599 and $12,545 in the years ended December 31, 2009 and 2008, respectively.

22. DEBT

1)  Short term debt

In June 2007, pursuant to a notes purchase agreement and related agreements, the Company issued an aggregate principal amount of $60,000,000 and $20,000,000, respectively, in 1% Guaranteed Senior Secured Convertible Notes due 2012 (the “2012 Notes”).  The 2012 Notes accrued interest at an annual rate of 1.00%, payable in cash on June 1 and December 1 of each year, and matured on the five-year anniversary of their issuance.  The principal amount of the 2012 Notes was convertible into common stock at the option of the holder at an initial conversion price of $24.00 per share. On March 1, 2008, pursuant to a semi-annual reset provision based on the volume-weighted 30-day average trading price of the ordinary shares, the conversion price of the 2012 Notes was reset to $12.00 per share.

The notes purchase agreement contained representations, warranties, indemnities and covenants and the indentures under which the 2012 Notes were issued contained covenants restricting the Company’s operations, including restrictions on its use and maintenance of its properties, incurrence of indebtedness, declaration or payment of dividends or other distributions, repurchase of capital stock or subordinated obligations, making investments, incurrence of liens, sale of assets, use of proceeds from the sale of the 2012 Notes, and engaging in business unrelated to dairy and related food products.

On November 12, 2008, the Company entered into a supplemental indenture with respect to the 2012 Notes.  The supplemental indenture granted each holder of the 2012 Notes the option to elect that the Company repurchase all or any portion of such holder’s 2012 Notes at a repurchase price of 115% of the principal amount of 2012 Notes for which such holder elected early repurchase.  On November 13, 2008, the holders of 100% of the outstanding 2012 Notes elected to exercise the early repurchase option with respect to all of the outstanding 2012 Notes, which obligated the Company to repurchase the 2012 Notes for an aggregate amount of $92,000,000 in accordance with the terms and conditions of the supplemental indenture.  Accordingly, the Company repurchased all of the 2012 Notes, of which $11,000,000 was paid in November 2008, and $80,450,000 was paid in 2009. A gain on waived interest of $550,000 due to early repayment was recorded as other income.

In accordance with the FASB authoritative guidance on accounting for modifications or exchanges of debt instruments, the terms of the 2012 Notes under the November 12, 2008 supplemental indenture were substantially different from the previous terms of the 2012 Notes. Therefore, this transaction was accounted for as an extinguishment of debt. This resulted in $30,497,268 of gain recognized in the consolidated statements of operations and comprehensive income in the year ended December 31, 2008.

The embedded derivatives contained in the original terms of the 2012 Notes were also extinguished on November 12, 2008.  However, prior to extinguishment, the fair value of the derivatives measured using the using the Monte Carlo simulation approach was $58,340,781, resulting in a loss of $8,321,481 recorded in the statements of operations and comprehensive income during the year ended December 31, 2008.  The Monte Carlo simulation approach is a level 2 approach in the fair value valuation methodology hierarchy under the guidance.  Under this approach, the required inputs are the spot price of the stock at the valuation date, the annual drift (based on risk-free rate under risk-neutral framework), the term, the volatility and the dividend yield.

In connection with the issuance of the 2012 Notes, the Company entered into a registration rights agreement and an investor rights agreement with holders of the 2012 Notes.  The registration rights agreement requires the Company to file certain registration statements and provides that the Company’s failure to do so will result in additional interest accruing at an annual rate of 0.25% for the first 90 days and thereafter at an annual rate of 0.50%. As part of the first repurchase payment, the Company also paid $407,000 in accrued and unpaid interest and accrued registration rights penalty to holders of the 2012 Notes during 2008.

Costs of $124,354 associated with the 2012 Notes restructuring were capitalized as a deferred charge and are shown as an other asset in the consolidated balance sheets as of December 31, 2008.  These costs were amortized over the term of the restructured Notes.  Amortization of $107,396 and $16,958 was charged to expense during the years ended December 31, 2009 and 2008, respectively.

	December 31, 2009	December 31, 2008
	US$	US$
Short term debt due 2009
Principal	-	81,000,000
Less: Note discount	-	(7,190,107)
	-	73,809,893

2)  Long term debt

Long term debt comprised of the following as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
	US$	US$
Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by buildings and payable in monthly installments of $9,078, including interest. The Loan commenced in 2004 and was repaid in April 2009	-	407,597

Loan payable to a bank in the PRC, bearing interest at 7.47%, unsecured, guaranteed by Feihe Dairy (i), and payable on maturity. The Loan commenced in October 29, 2008 and matures on October 28, 2014	3,861,230	3,851,653

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable on maturity. The Loan commenced on October 29, 2008 and matures on September 24, 2014	3,928,509	3,918,765

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable on maturity. The Loan commenced in October 29, 2008 and matures on September 25, 2014	4,004,563	3,994,631

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, guaranteed by Feihe Dairy (i) and payable on maturity. The Loan commenced in June 29, 2009 and matures on October 28, 2014	6,907,798	-

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, guaranteed by Feihe Dairy (i) and payable on maturity. The Loan commenced in March 27, 2009 and matures on October 28, 2014	3,850,992	-

Loan payable to a bank in the PRC, bearing interest at six months LIBOR plus 1.95%, guaranteed by American Dairy Inc. The loan commenced in October 13, 2009 and matures on October 13, 2014	4,023,790	-

Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by land use right, plant and machinery. The Loan commenced in December 24, 2009 and matures on December 24, 2014	4,870,530	-

Loan payable to a bank in the PRC, bearing interest at 5.76%, guaranteed by Langfang Feihe and payable on maturity. The Loan commenced in December 24, 2009 and matures on December 24, 2014	8,292,753	-

Loan payable to a local government entity, bearing no interest, unsecured and payable on maturity. The Loan commenced on January 29, 2008 and matured on December 31, 2009	-	992,092

	39,740,165	13,164,738
Less: current portion of long term debt	(7,312,935)	(4,018,704)
	32,427,230	9,146,034

(i)
In connection with the purchase of long-lived fixed assets of Kedong Farms, Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on October 29, 2008 and ending on October 28, 2009.  The maximum potential amount under the terms of the guarantee was RMB 251,510,000.

Principal payments due by year for the next five years and thereafter on long term debt are as follows:

Year ended December 31,	Future repayments
US$
2010	7,312,935
2011	4,481,367
2012	-
2013	-
2014	27,945,863
39,740,165

In October, 2009, the Company entered into a loan agreement with a bank in the PRC for a principal amount of up to $9,227,851 for the purpose of financing the purchase of certain equipment. As of December 31, 2009, there was $4,023,790 in principal payable under this loan.  The loan bears interest at the six-month LIBOR rate plus 1.95%, with principal payable in 10 equal semi-annual installments and interest payable semi-annually. The loan agreement contains certain customary events of default, including failure to pay any interest or principal on the loan, failure to comply with any provision under the agreement, the occurrence of certain insolvency events, and other material adverse events.  The loan agreement also contains a financial covenant requiring us to maintain a debt to earnings ratio.   For the last quarter of 2009, the Company was in technical default of the financial covenant.  The bank did not provide notice of default, waived the technical default at December 31, 2009, and agreed to revise the financial covenant to measure compliance on a 12-month rolling basis rather than quarter by quarter.

23. CONVERTIBLE DEBT

Convertible debt redeemable within one year consisted of the following as of December 31, 2009 and 2008:

	2009	2008
	US$	US$
7.75% Convertible Notes due 2009, net of discount of $0 and $467,967 at December 31, 2009 and 2008, respectively	-	17,732,033

	-	17,732,033
Less: current portion	-	(17,732,033)
	-	-

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

On November 12, 2008, the Company entered into an agreement with respect to the 2009 Notes pursuant to which the Company issued to holders of the 2009 Notes an aggregate amount of 216,639 shares of common stock ($2,881,299, excluding $720,000 accrued at December 31, 2007) and such holders waived claims to additional payments under the registration rights agreement relating to the 2009 Notes.  In connection with the agreement, the Company amended and restated the 2009 Notes (the “New 2009 Notes”), amended and restated the warrants issued therewith (the “New Warrants”), and amended the prior registration rights agreement.

In July, August and October 2009, the holders of the 2009 Notes elected to convert the 2009 Notes into common stock.  In connection with these conversions, $18.2 million in principal and approximately $4.3 million in accrued interest on the 2009 Notes was converted into 1,549,122 shares of common stock at a conversion price of $14.50 per share. No 2009 Notes remained outstanding as of December 31, 2009.

24. ACCRUED EXPENSES

Accrued expenses as of December 31, 2009 and 2008 consist of the following:

	2009	2008
	US$	US$
Accrued selling expenses	8,050,982	6,802,837
Other accrued expenses	314,263	3,817,556
	8,365,245	10,620,393

Accrued selling expenses include advertising, transportation costs and some allocation of sales department salaries.

25. OTHER PAYABLE

Other payable as of December 31, 2009 and 2008 consists of the following:

	2009	2008
	US$	US$
Payable for property and equipment	12,220,117	6,358,939
Payable for leases	1,082,590	2,054,553
Other tax payable	1,989,165	4,454,081
Deposits from distributors	1,604,165	1,536
Payable to Finance Bureau of Kedong	1,462,587	-
Others	5,334,993	6,644,572
	23,693,617	19,513,681

26. COMMON STOCK AND EQUITY TRANSACTIONS

The Company has 50,000,000 shares of authorized common stock with a par value $0.001 per share.

(1) During 2008, the Company had the following stock transactions:

The Company issued 3,000 shares of its common stock pursuant to the exercise of warrants at an exercise price of $2.25 for a total consideration of $6,750.

The Company issued 72,500 shares of common stock valued at $1,092,650, of which $753,500 was issued for services provided by directors and $339,150 was issued for services provided by employees.

On October 15, 2008, pursuant to the Company’s 2003 Stock Incentive Plan (the “2003 Plan”), an option to purchase 80,000 shares valued at $562,758 was granted to an employee.  As the option vests one year from date of grant, $140,689 was allocated to the year ended December 31, 2008 using the straight line method as described in Note 26(1).

On November 12, 2008, the Company issued to holders of the 2009 Notes 216,639 shares of common stock valued at $2,881,299, in connection with an agreement reached with the holders to waive claims to additional payments under the registration rights agreement relating to the 2009 Notes as described in Note 22(1).

(2) During 2009, the Company had the following stock transactions:

The Company recorded $422,069 of share-based compensation expense in general and administrative expenses, in connection with an option to purchase 80,000 shares valued at $562,758 granted to an employee on October 15, 2008.

The Company recorded $1,511,623 of share-based compensation expense in general and administrative expenses, in connection with performance stock options to purchase 2,073,190 shares valued at $22,106,218 granted to certain employees on May 7, 2009.

On July 1, July 6, August 17 and October 2, 2009, the holders of the 2009 Notes elected to convert the 2009 Notes into common stock.  In connection with these conversions, $18,200,000 in principal and $4,262,154 in accrued interest on the 2009 Notes was converted into 1,549,122 shares of common stock at a conversion price of $14.50 per share.

The Company recorded $236,005 of share-based compensation expense in general and administrative expenses, in connection with an option to purchase 50,000 shares valued at $1,103,400 granted to an employee on October 15, 2009.

The Company recorded $26,409 of share-based compensation expense in general and administrative expenses, in connection with an option to purchase 30,000 shares valued at $565,900 granted to an employee on October 23, 2009.

(3) During 2009, the Company had the following transactions related to redeemable shares of common stock:

On July 24, 2009, the Company entered into a Summary of Terms with Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees (collectively, “Sequoia”) in which Sequoia agreed to provide a 90-day bridge loan in the amount of $16 million.  The bridge loan was funded on July 29, 2009.  On August 26, 2009, pursuant to a subscription agreement (the “Subscription Agreement”) with Sequoia Company issued 2.1 million shares of its common stock for an aggregate purchase price of $63 million, including $47 million in cash and the conversion of the $16 million bridge loan.  On August 26, 2009, the Company also entered into a registration rights agreement with Sequoia with respect to the shares.  Pursuant to the registration rights agreement, the Company filed a registration statement covering the resale of the securities issued or issuable pursuant to the subscription agreement, which the SEC declared effective in October 2009.  The registration rights agreement also granted demand and piggy-back registration rights to Sequoia.

Under the terms of the Subscription Agreement, the common stock issued to Sequoia is redeemable at the option of the holder if at any time after the third anniversary of the issuance date the average the closing prices for shares of the Company’s common stock for the period of fifteen (15) consecutive trading days is less than $39 per share for an amount equal to the issuance price plus a 5% annual compounded return, subject to certain adjustments if there is a performance adjustment event.  Due to the redeemable nature associated with the common stock issued to Sequoia, the Company has classified the shares of common stock as temporary equity.  When and if the redemption right expires or when redemption becomes improbable, the shares of common stock will be classified as shareholders’ equity.  The amount that would have been paid if the redemption had occurred on December 31, 2009 is $63 million plus interest based on LIBOR plus 5% accrued from inception.

In the Subscription Agreement, if the Company fails to meet certain earnings per share targets for 2009 or 2010, the Company agreed to issue additional shares of Common Stock to Sequoia, for no additional consideration, in proportion to the amount by which the Company fails to meet the target, up to a maximum amount of 525,000 shares (as adjusted for stock splits, dividends, and similar events). This right has been accounted for as an embedded derivative which should be bifurcated from the host contract and, therefore, the Company recorded a liability equal to the fair value in accordance with applicable authoritative guidance, which was $9,220,000 at the date of inception.  The derivative was measured using a Monte Carlo Simulation approach, which is a Level 2 approach in the fair value hierarchy under the guidance, as discussed in Note 22.  At December 31, 2009, the provision no longer meets criteria for embedded derivative classification.  The Company recorded a loss of $2,162,000, relating to the change in fair value of the embedded derivative in other income (expense) in the consolidated statements of operations and comprehensive income for the period ended December 31, 2009.  Since the Company failed to meet these targets for 2009, the Company must issue 525,000 performance adjustment shares to Sequoia and has recorded a liability as of December 31, 2009 in the amount of $11,382,000 for the issuance of shares.

The rights, privileges and powers associated with the redeemable shares of common stock issued to Sequoia are the same as those enjoyed by other holders of the Company’s common stock (including without limitation the right to receive dividends and any adjustments as noted above).

27. OPTION PLAN AND WARRANTS

(1)  2009 Stock Incentive Plan

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

On May 7, 2009, the Compensation Committee of the Board of Directors granted new, non-statutory performance stock options to certain officers and employees of the Company under the 2009 Plan. In the aggregate, 2,073,190 performance stock options were granted, each with an exercise price of $16.86 and a contractual life of 6 years. The performance stock options will vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established in accordance with the 2009 Plan and the option holder continues to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates. If the recipient fails to satisfy the performance goals related to the vesting date, the shares that would otherwise vest on that date will be forfeited and cancelled.

During 2009, none of the performance criteria set for the year ended December 31, 2009 were met. Accordingly, the options granted were to be forfeited and cancelled. In December, 2009, management amended the performance and vesting terms to limit the amount of shares that would otherwise be forfeited and cancelled due to the failure to satisfy the annual performance goals to one-third of stock options granted for each of fiscal year 2009, 2010, and 2011. The incremental cost or benefit resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified and the effect on the number of instruments expected to vest. As a result of this modification, $1,511,623 in incremental compensation cost was recognized. 421 employees were affected by this modification.

The fair value of the option awards are estimated on the date of grant using the Black-Scholes option valuation model to be $22,106,218, of which $1,511,623 was recorded as compensation expense in general and administrative expenses during the year ended December 31, 2009, in accordance with the graded vesting attribution method.  The valuation was based on the assumptions noted in the following table.

Expected volatility	74.94%
Expected dividends	0%
Expected term (in years)	5.25
Risk-free rate	2.27%

On October 23, 2009, the Compensation Committee of the Board of Directors granted new, non-statutory performance stock options to certain officers and employees of the Company under the 2009 Plan. In the aggregate, 30,000 performance stock options were granted, each with an exercise price of $27.69 and a contractual life of 6 years. The performance stock options will vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established in accordance with the 2009 Plan and the option holder continues to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates. If the recipient fails to satisfy the performance goals related to the vesting date, the shares that would otherwise vest on that date will be forfeited and cancelled.

The fair value of the option awards are estimated on the date of grant using the Black-Scholes option valuation model to be $565,900, of which $26,409 was recorded as compensation expense in general and administrative expenses during the year ended December 31, 2009, in accordance with the graded vesting attribution method.  The valuation was based on the assumptions noted in the following table.

Expected volatility	83%
Expected dividends	0%
Expected term (in years)	5.2	5
Risk-free rate	2.59%

(2)  2003 Stock Incentive Plan

Effective May 7, 2003, the Company adopted and approved its 2003 Plan, which reserved 3,000,000 shares of common stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions. The Company applies authoritative guidance issued by FASB regarding share-based payments in accounting for the 2003 Plan, which requires that compensation for services that a corporation receives through share-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay.  Compensation expense for share-based compensation of $658,074 and $1,233,339 were recorded during the years ended December 31, 2009 and 2008 related to the Plan.

No stock appreciation rights have been issued under the Plan.

On October 15, 2008, an option to purchase 80,000 shares was granted to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and have a contractual life of 4 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $562,758, of which $422,069 was recorded as compensation cost in the year ended December 31, 2009.  The valuation was based on the assumptions noted in the following table.

Expected volatility	90.7%
Expected dividends	0%
Expected term (in years)	4
Risk-free rate	2.7%

On October 15, 2009, an option to purchase 50,000 shares was granted to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and have a contractual life of 4 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $1,103,400, of which $236,005 was recorded as compensation cost in the year ended December 31, 2009.  The valuation was based on the assumptions noted in the following table.

Expected volatility	93%
Expected dividends	0%
Expected term (in years)	2.5
Risk-free rate	1.24%

A summary of option activity under the 2003 and 2009 Plans as of December 31, 2009 and 2008 and movement during the years then ended are as follows:

	Options	Weighted average grant date fair value	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$	US$
Outstanding at January 1, 2008	-	-	-	-	-
Granted	80,000	7.03	12.00
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-
Outstanding at December 31, 2008	80,000	7.03	12.00	243,200	3.83
Granted	2,153,190	11.04	16.99
Exercised	-	-	-	-	-
Forfeited or expired	(748,536)	10.66	16.86	-	-
Outstanding at December 31, 2009	1,484,654	11.02	16.79	7,443,232	5.15
Exercisable at December 31, 2009	80,000	7.03	12.00	774,400	2.83

A summary of the status of the Company’s non-vested options as of December 31, 2009 and 2008, and movements during the two years then ended are as follows:

	Options	Weighted average granted date fair value
		US$
Non-vested at January 1, 2008	-	-
Granted	80,000	7.03
Vested	-	-
Forfeited or expired	-	-
Non-vested at December 31, 2008	80,000	7.03
Granted	2,153,190	11.04
Vested	(80,000)	7.03
Forfeited or expired	(748,536)	10.66
Non-vested at December 31, 2009	1,404,654	11.25

As of December 31, 2009, there was a total of $11,399,488 of unrecognized compensation cost related to non-vested share-based compensation granted under the 2003 and 2009 Plans.  The cost is expected to be recognized over various periods of ranging from 10 months to 58 months.

(3)  Warrants

As of December 31, 2009, the Company had 237,937, warrants outstanding at an average exercise price of $14.50 per warrant. The warrants will expire on October 4, 2012.

During the years ended December 31, 2009 and 2008, 804,347 and 3,000 warrants, respectively, were exercised at various exercise prices, resulting in proceeds of $1,838,469 and $6,750, respectively, to the Company.

	Warrants	Average exercise Price
		US$
Outstanding warrants at January 1, 2008	1,053,984	5.05
Exercised	(3,000)	2.25
Expired	-	-
Outstanding warrants at December 31, 2008	1,050,984	5.06
Exercised	(804,347)	2.29
Expired	(8,700)	1.50
Outstanding warrants at December 31, 2009	237,937	14.50

As of December 31, 2009, there were 237,937 warrants outstanding with a weighted average remaining contractual life of 2.8 years and a weighted average exercise price of $14.50.

28. STATUTORY RESERVES

Relevant PRC laws and regulations permit payments of dividends by the Company’s PRC subsidiaries and affiliates only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, the statutory general reserve fund requires annual appropriations of 10% of net after-tax income should be set aside prior to payment of any dividends.  As a result of these and other restrictions under PRC laws and regulations, the PRC subsidiaries and affiliates are restricted in their ability to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances.

29. COMMITMENTS AND CONTINGENCIES

(1)  Operating lease arrangements

The Group has entered into leasing arrangements relating to office premises and computer equipment that are classified as operating leases. There were no minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year.

Rent expenses incurred and expensed to consolidated statements of operations and comprehensive income during the years ended December 31, 2009 and 2008 amounted to $461,247 and $120,704 respectively.

(2)  Capital commitments

Capital commitments for purchase of property and equipment and biological assets as of December 31, 2009 were approximately $28,916,801.

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

30. SEGMENTS

In accordance with authoritative guidance issued by FASB regarding disclosures about segments of an enterprise and related information, based upon the manner in which internal financial information is produced and evaluated by the Group’s chief operating decision maker, the Group has determined that it has two reportable segments: dairy products and dairy farm. The dairy products segment produces and sells dairy products, such as wholesale and retail milk powders, as well as soybean powder, rice cereal, walnut powder and walnut oil.  The dairy farm segment operates the Group’s two dairy farms in the PRC, construction of which was completed in the fourth quarter of 2009.  The Group’s two dairy farms provide milk to the Group.  As the Group primarily generates its revenues from customers in the PRC, no geographical segments are presented.

The segment information for the reportable segments for the year ended December 31, 2009 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	281,694,080	-	-	281,694,080
Intersegment revenues	-	10,616,132	-	10,616,132
Interest revenue	294,815	11,876	-	306,691
Interest expenses	909,469	2,283	5,227,400	6,139,152
Depreciation and amortization	5,800,112	2,680,230	-	8,480,342
Income tax	(2,501,269)	-	1,755,071	(746,198)
Segment profit (loss)	30,634,469	(2,788,614)	11,081,075	38,926,930
Segment assets	468,919,425	151,112,953	190,001,003	810,033,381
Goodwill	1,784,331	-	-	1,784,331
Expenditures for segment assets	35,591,324	25,906,059	-	61,497,383

The segment information for the reportable segments for the year ended December 31, 2008 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	193,283,009	-	-	193,283,009
Intersegment revenues	-	91,299	-	91,299
Interest revenue	254,457	5,242	320,025	579,724
Interest expenses	1,041,447	183	18,401,184	19,442,814
Depreciation and amortization	4,936,788	384,031	-	5,320,819
Income tax	3,536,373	24,939	5,823	3,567,135
Segment profit (loss)	21,266,451	(1,182,203)	7,208,685	27,292,933
Segment assets	385,536,806	89,175,716	188,428,520	663,141,042
Goodwill	2,282,838	-	-	2,282,838
Expenditures for segment assets	32,632,030	27,602,841	-	60,234,871

A reconciliation of reportable segment revenues, profit, and assets, to the Group’s totals is as follows:

	2009	2008
	US$	US$
Revenues
Total revenues for reportable segments	281,694,080	193,283,009
Elimination of intersegment revenues	(10,616,132)	(91,299)
Total consolidated revenues	271,077,948	193,191,710

	2009	2008
	US$	US$
Profit
Total profit for reportable segments	38,926,930	27,292,933
Elimination of dividend	(23,499,920)	(12,999,960)
Elimination of unrealized profit	-	(156,212)
Income from continuing operations before income taxes and minority interest	15,427,010	14,136,761

	2009	2008
	US$	US$
Assets
Total assets for reportable segments	810,033,381	663,141,042
Elimination of intercompany receivables	(249,519,304)	(222,992,769)
Elimination of investment	(120,256,340)	(125,424,661)
Elimination of unrealized profit in inventories	-	(156,212)
Total assets	440,257,737	314,567,400

A reconciliation of expenditures for segment assets is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
2009
Expenditures for segment assets
Property and equipment	13,962,989	1,257,175	-	15,220,164
Construction in progress	21,628,335	24,648,884	-	46,277,219
	35,591,324	25,906,059	-	61,497,383

2008
Expenditures for segment assets
Property and equipment	6,691,893	9,908,243	-	16,600,136
Construction in progress	25,940,137	17,694,598	-	43,634,735
	32,632,030	27,602,841	-	60,234,871

31. SUBSEQUENT EVENTS

a)  Investment in a new subsidiary

On January 22, 2010, a new subsidiary of the Company, Heilongjiang Flying Crane Trading Company Limited was registered in Heilongjiang province, China. The Company has paid RMB 2 million (or approximately $ 293,000 as of December 31, 2009) of total registered capital requirement of RMB 10,000,000 (or approximately $ 1.5 million as of December 31, 2009), and will hold an 85% equity interest. The main business of the new subsidiary will be sales of milk and soybean related products.

32. QUARTERLY OPERATING RESULTS

For the fiscal year 2009 and 2008, quarterly operating results are summarized as follows:

	Three Months Ended (Unaudited)
Fiscal 2009	December 31	September 30	June 30	March 31
	US$	US$	US$	US$
Sales	43,958,701	72,110,934	41,186,466	113,821,847
Gross (loss) profit	(3,040,156)	36,981,402	24,132,413	72,577,578
Net (loss) income from continuing operations	(26,977,937)	11,141,097	4,344,749	27,783,569
Net (loss) income from discontinued operations	-	-	3,286,694	3,214

Net (loss) income	(26,977,937)	11,141,097	7,631,443	27,786,783

Earnings per share - Basic
Net (loss) income from continuing operations	(1.24)	0.57	0.25	1.61
Net income from discontinued operations	-	-	0.19	-
Net (loss) income	(1.24)	0.57	0.44	1.61

Earnings per share - Diluted
Net (loss) income from continuing operations	(1.17)	0.52	0.24	1.55
Net income from discontinued operations	-	-	0.16	-
Net (loss) income	(1.17)	0.52	0.40	1.55

	Three Months Ended (Unaudited)
Fiscal 2008	December 31	September 30	June 30	March 31
	US$	US$	US$	US$
Sales	79,623,405	37,153,003	37,314,648	39,100,654
Gross profit	36,562,238	12,467,649	12,507,366	14,473,471
Net income (loss) from continuing operations	21,963,267	(22,119,836)	3,552,514	7,164,217
Net income from discontinued operations	3,147,283	1,963,565	1,244,737	107,293
Net income (loss)	25,110,550	(20,156,271)	4,797,251	7,271,505

Earnings per share – Basic
Net income (loss) from continuing operations	1.29	(1.31)	0.21	0.42
Net income from discontinued operations	0.18	0.12	0.07	0.01
Net income (loss)	1.47	(1.19)	0.28	0.43

Earnings per share - Diluted
Net income (loss) from continuing operations	1.24	(1.31)	0.20	0.40
Net income from discontinued operations	0.18	0.12	0.07	0.01
Net income (loss)	1.42	(1.19)	0.27	0.41