Form 10-K/A
period 2009-12-31
AMERICAN DAIRY INC
filed 2010-04-30
CIK 789868

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ”accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 26, 2010, there were 22,279,376 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

In this Annual Report on Form 10-K/A, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “American Dairy,” “we,” “us” and “our” refer to American Dairy, Inc. and its consolidated subsidiaries.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2010 (the “Original Filing”), solely for the purpose of including the information required by Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2009.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment under Item 15 of Part IV.  We are also making conforming changes to the cover page and the Exhibit Index to this Amendment.

Except as described above, no other changes have been made to the Original Filing, and all other Items of the Original Filing have been omitted from this Amendment.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 16, 2010.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth the name and age of each member of our board of directors, the positions and offices held by each director with us, and the period during which the director has served as one of our directors.  Directors serve until the election and qualification of their successors.

Name	Age	Position	Director Since

Leng You-Bin	45	Chairman, Chief Executive Officer, President, and General Manager	2003
Liu Hua	37	Vice Chairman, Secretary, Treasurer, and Director	2003
Liu Sheng-Hui	39	Vice President of Finance, Feihe Dairy, and Director	2003
Hui-Lan Lee, CPA	60	Director	2003
Kirk G. Downing, Esq.	57	Director	2005
James C. Lewis, Esq.	57	Director	2006
Neil N. Shen	42	Director	2009

Leng You-Bin has been our Chairman, Chief Executive Officer, President, and General Manager since May 2003.  From January 2002 to May 2003, Mr. Leng served as the Chief Executive Officer and President of American Flying Crane Corporation. From 1997 to 2002, Mr. Leng served as the General Manager of Heilongjiang Feihe Dairy Co., Limited, or Feihe Dairy, and he became the Chairman and General Manager in 2000.  From 1989 to 1997, Mr. Leng served as a technician, deputy director and director of Zhaoguang Dairy Plants, the predecessor of Feihe Dairy.  Mr. Leng received a bachelor’s degree in food engineering from Northeast Agriculture University, China and Shanghai Light Industrial College and studied business administration at Beijing University.  Mr. Leng has extensive executive experience with PRC dairy companies and provides our board of directors with valuable insight regarding our operations, the industry, and strategic vision.

Liu Hua has been our Vice Chairman since April 2008, and he has also served as Secretary, Treasurer, and a director since May 2003.  From May 2003 to April 2008, Mr. Liu served as our Chief Financial Officer, Secretary, and Treasurer.  From November 2000 to May 2003, Mr. Liu served as the Financial Officer of Feihe Dairy.  From June 1998 to November 2000, Mr. Liu served as the Chief Executive Officer of Shenzhen Cima Limited, a financial consulting company.  From January 1996 to June 1998, Mr. Liu served as Chief Executive Officer of Shensheng Jiajing Inc., a trading company.  From September 1993 to January 1996, Mr. Liu served as the Chief Executive Officer of Zhengzhou Huacheng Limited, a trading company.  Mr. Liu received a bachelor’s degree in finance and economics from Xian Jiaotong University and from Shenzhen University.  Mr. Liu’s extensive finance, industry, and executive experience provides our board of directors with a valuable resource in understanding company operations and evaluating strategic opportunities.

Liu Sheng-Hui has been a director since May 2003, and he has also served as Vice President of Finance of Feihe Dairy since August 2001.  From January 2000 to May 2003, Mr. Liu served as Chief Financial Officer and a director of American Flying Crane Corporation.  From September 1998 to January 2000, Mr. Liu served as Chief Financial Officer at Feihe Dairy, where he also served in a variety of business positions from July 1992 to September 1998.  Mr. Liu received a bachelor’s degree in economics from Northeast Agriculture University, China, and an associate degree in accounting from Country Cadre Institute under the Supervision of Ministry of Agriculture in China.  Mr. Liu has extensive experience in the PRC dairy industry and provides our board of directors with valuable insight regarding corporate strategy and operations.

Hui-Lan (“Tracy”) Lee has been a director since June 2003.  From April 2006 to November 2008, Ms. Lee served as Vice President of Financial Reporting of Countrywide Home Loans, Inc., a residential mortgage company, where she also served as Vice President and Director of Income Tax Compliance from April 2003 to April 2006.  From October 1996 to March 2003, Ms. Lee served as Tax Manager at Watson Pharmaceuticals, Inc., a specialty pharmaceutical company.  From 1979 to 1996, Ms. Lee held a variety of management positions with companies such as The Flying Tiger Line Inc., a large air cargo company, Quotron Systems, Inc., a large supplier of equity data to the financial community, and Lear Siegler, Inc., a conglomerate company in aerospace, automotive, agriculture and other industries.  Ms. Lee holds a bachelor’s degree in Business Administration from National Cheng-Kung University, Taiwan, a Master of Science degree in Taxation from Golden Gate University, and a Master of Business Administration from Indiana University.  Ms. Lee’s extensive accounting, finance and tax experience provides our board of directors with a valuable resource for evaluating public company accounting matters, assessing and managing risks and planning for corporate strategy.

Kirk G. Downing has been a director since February 2005.  From December 1980 to the present, he has been practicing law in Los Angeles, California. From January 1989 to June 1997, Mr. Downing also engaged in ranching, farming, logging and property development.  Mr. Downing received a bachelor’s degree in liberal arts from Portland State University and a Juris Doctorate degree from Loyola Law School.  He is fluent in Chinese.  Mr. Downing’s extensive business and legal experience provides our board of directors with a valuable resource for assessing and managing legal risks and planning corporate strategy.

James C. Lewis has been a director since December 2006.  From 2006 to the present, Mr. Lewis has been a partner in the law firm of Lewis, Hansen, Waldo & Pleshe, in Salt Lake City, Utah.  From July 2002 to September 2006, Mr. Lewis was involved in a number of private business ventures and practiced law under the name James C. Lewis, L.C. in Salt Lake City, Utah.  From 2000 to June 2002, Mr. Lewis was a member of the firm of Jones, Waldo, Holbrook & McDonough, Salt Lake City, Utah.  From 1997 to 2000, Mr. Lewis was a partner in the firm of Lewis Law Offices.  From 1993 to 1997, Mr. Lewis was a partner in the firm of Diumenti & Lewis. From 1987 to 1992, he was a partner in the firm of Lewis & Lehman. From 1979 to 1985, Mr. Lewis was an attorney with Kruse, Landa & Maycock.  Mr. Lewis received a bachelor’s degree in psychology from the University of Utah and a Juris Doctorate from the University of San Diego.  Mr. Lewis’s legal and business expertise provides our board of directors with a valuable resource for strategic planning and evaluating legal matters.

Neil N. Shen has been a director since August 2009. Mr. Shen is a founding  and managing partner of Sequoia Capital China. Mr. Shen co-founded Ctrip.com  International Ltd., or Ctrip, a large travel consolidator in China, and  served as its chief financial officer from 2000 to October 2005 and as its  president from August 2003 to October 2005. He also co-founded Home Inns and  Hotels Management, or Home Inns, a leading economy hotel chain in China. Prior  to founding Ctrip and Home Inns, Mr. Shen had worked for more than eight years  in the investment banking industry in New York and Hong Kong. Currently, Mr. Shen is a co-chairman of Home Inns, a director of Ctrip and a director of  E-House (China) Holdings Ltd., a NYSE-listed leading real estate service company in China. He is also an independent director of Focus Media Holding Ltd., a NASDAQ-listed media advertising company based in China, China Nuokang Bio-pharmaceutical Pty., a NASDAQ-listed pharmaceutical company in China, China Real Estate Information Corporation, a NASDAQ-listed real estate services and information company based in China, and  PEAK Sport products Co., Ltd., a HKEX-listed sports retail company in China.  He also sits on the board of several private companies in China.  Mr. Shen received his bachelor’s degree from Shanghai Jiao Tong University in China and his master’s degree from the School of  Management at Yale University.   Mr. Shen’s extensive finance and public company experience provides our board of directors with a valuable resource for evaluating public company accounting, finance, risk management and strategic matters.

Director Independence

Our board of directors has determined that Hui-Lan Lee, Kirk G. Downing, James C. Lewis, and Neil N. Shen are each an independent director as defined by the listing standards of the NYSE and SEC rules.  In making these determinations, our board of directors has concluded that none of those members has a relationship that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Leng You-Bin, Liu Hua and Liu Sheng-Hui are not considered independent because each serves as one of our executive officers.

Executive Session

The independent members of our board of directors meet in executive session (without the participation of executive officers or other non-independent directors) at least twice annually or more frequently as requested by any two directors.  The presiding director at the executive sessions is designated by the independent directors on an annual basis.  Interested persons may contact our independent directors by sending written comments directed to the “Presiding Director” or “Non-Employee Directors,” care of the Corporate Secretary to our principal executive offices.  Our Corporate Secretary will deliver the unopened materials forthwith to the presiding director or non-employee directors, as applicable.

Board Leadership Structure

In accordance with our bylaws, our board of directors elects our officers, including our Chief Executive Officer, President, Chief Financial Officer, and such other officers as our board of directors may appoint from time to time.  Our board of directors has not currently separated the positions of Chairman of the Board and Chief Executive Officer, and You-Bin Leng currently serves as our Chairman, Chief Executive Officer, President, and General Manager.  Our board of directors does not believe that separating these positions is necessary at this time in light of the composition of our board of directors, the management team and our overall leadership structure, the experience of Mr. Leng in overseeing our day-to-day business while overseeing management, and our current business strategy.  Our senior management has many relatively new members who benefit from interacting with Mr. Leng on a regular basis, and Mr. Leng has managed the competing demands for his time to effectively lead our board of directors.  Our Bylaws and corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate.  Our board of directors periodically considers whether changes to our overall leadership structure are appropriate.

The Chairman of the Board is responsible for chairing meetings of our board of directors. In his absence, the Chair of the Audit Committee or the independent director present who has the most seniority chairs the meetings of our board of directors.  The Chairman of the Board is also responsible for chairing meetings of shareholders.

Board’s Role in Risk Oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, regulatory risks, and others. Management is responsible for the day-to-day management of risks the company faces, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Our board of directors believes that full and open communication between management and our board of directors is essential for effective risk management and oversight.  Our Chairman meets regularly with our Chief Financial Officer, Treasurer, and other senior officers to discuss strategy and risks facing our business.  Senior management attends board meetings and is available to address any questions or concerns raised by our board of directors on risk management-related and any other matters.  Our board of directors receives presentations from senior management on strategic matters involving our operations and holds strategic planning sessions with senior management to discuss strategies, key challenges, and risks and opportunities for our business.

While our board of directors is ultimately responsible for risk oversight at our company, our board committees assist our board of directors in fulfilling its oversight responsibilities in certain areas of risk, as further set forth below.

Board Committees

Our board of directors has established an Audit Committee, Compensation Committee, and Nominating/Corporate Governance Committee, or our Governance Committee.  Our Audit Committee, Compensation Committee and Governance Committee each operate under a written charter adopted by our board of directors, copies of which are available on our website at www.americandairyinc.com.  Our board of directors and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time, as appropriate.  The committees report on their activities and actions to our board of directors.

Committees and Meeting Attendance

Our board of directors held 11 regular meetings during the fiscal year ended December 31, 2009, and acted 13 times by unanimous written consent.

Our Audit Committee, Compensation Committee and Governance Committee of our board of directors held meetings and took action as follows:

•	our Audit Committee held 13 meetings and acted 5 times by unanimous written consent;

•	our Compensation Committee held 0 meetings and acted 2 times by unanimous written consent; and

•	our Governance Committee held 0 meetings and acted 2 times by unanimous written consent.

In 2009, each director attended 75% or more of the meetings of our board of directors and of the committees of our board of directors on which such director served during the period for which he was a director or committee member.  Our Bylaws provide that the Chairman of our board of directors shall preside at all meetings of the shareholders.  Otherwise, we have no requirements for our directors to attend our Annual Meeting.  Two members of our board of directors attended our annual meeting of shareholders in 2009.

Committee Composition
The following table provides the current membership of our Audit Committee, Compensation Committee and Governance Committee. Our board of directors has determined that, with the exception of Leng You-Bin and Liu Hua, each member of these committees is an independent director as defined by the listing standards of the NYSE and SEC rules.

Audit Committee	Compensation Committee	Governance Committee
Kirk G. Downing	Leng You-Bin	Leng You-Bin
James C. Lewis	Hui-Lan Lee	James C. Lewis
Hui-Lan Lee	James C. Lewis	Kirk G. Downing

We were formerly a “controlled company” in which more than 50% of the voting power for the election of directors was held by an individual, a group or another company.  Accordingly, we were not required under NYSE rules to have committees composed entirely of independent directors.  We ceased to be a controlled company in 2009 and plan to have committees composed entirely of independent directors by June 2010.

Audit Committee
Our Audit Committee consists of Kirk G. Downing, James C. Lewis and Hui-Lan Lee, each of whom is an independent director as defined by the listing standards of the NYSE and SEC rules.  Our board of directors has determined that Ms. Lee is an “Audit Committee Financial Expert,” as defined in Item 407(d)(5) of Regulation S-K.  Our Audit Committee appoints, retains, compensates and oversees our independent public accountants and reviews the scope and results of the annual audits, receives reports from our independent public accountants, and reports the committee’s findings to our board of directors.  Our Audit Committee assists our board of directors in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and discusses policies with respect to risk assessment and risk management.

Compensation Committee
Our Compensation Committee currently consists of Leng You-Bin, Hui-Lan Lee, and James C. Lewis. The Compensation Committee administers our stock incentive plans and makes recommendations concerning salaries and incentive compensation for our executive officers and employees. The Compensation Committee assists our board of directors in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs

Nominating/Corporate Governance Committee
Our Governance Committee consists of Leng You-Bin, James C. Lewis and Kirk G. Downing.  Our Governance Committee makes recommendations to our board of directors regarding the nomination of candidates to stand for election or re-election as members of our board of directors, evaluates our board of director’s performance, and provides oversight of corporate governance and ethical standards.  Our Governance Committee assists our board of directors in fulfilling its oversight responsibilities with respect to the management of risks associated with board organization, membership and structure, succession planning for our directors and executive officers, and corporate governance.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently consists of Leng You-Bin, Hui-Lan Lee, and James C. Lewis. Except for Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, none of the members of our Compensation Committee is an officer or employee of our company.  None of our executive officers serve, or in the past year has served, as a member of our board of directors or Compensation Committee of any entity that has one or more executive officers serving on our board of directors or Compensation Committee.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons” below for a summary of related party transactions involving Mr. Leng.

Director Nomination

We have adopted Corporate Governance Guidelines that address the composition of our board of directors, criteria for membership on our board of directors and other governance matters related to our board of directors. Our director nomination process is also set forth in our Corporate Governance Guidelines. A copy of our Corporate Governance Guidelines is available on the Investor Relations section of our website at www.americandairyinc.com.

Our Governance Committee reviews annually the results of the evaluation of our board of directors and its committees, and the needs of our board of directors for various skills, experience, expected contributions and other characteristics in determining the director candidates to be nominated at the annual meeting. Our Governance Committee evaluates candidates for directors proposed by directors, shareholders or management in light of the Committee’s views of the current needs of our board of directors for certain skills, experience or other characteristics, the candidate’s background, skills, experience, other characteristics and expected contributions, and the qualification standards established from time to time by our Governance Committee.  While we do not have a formal diversity policy, we seek to have directors representing a range of experiences, qualifications, skills and backgrounds, consistent with our Governance Committee’s goal of creating a board of directors that best serves the needs of our company and the interest of our shareholders.  In making the determinations regarding nominations of directors, our Governance Committee may take into account the benefits of diverse viewpoints as well as the benefits of a constructive working relationship among directors.

Our Governance Committee also considers candidates for membership on our board of directors proposed by shareholders. Any such proposals should be made in writing to American Dairy, Inc., Star City International Building, 10 Jiuxianqiao Road, C-16th Floor, Chaoyang District, Beijing, China 100016, Attention: Legal Department. All nominees will submit a completed form of directors’ and officers’ questionnaire as part of the nominating process. The process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of our Governance Committee.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our officers, directors and employees. The most recent version is available on the Investor Relations section of our website at www.americandairyinc.com. The information contained on our website is not incorporated by reference into this Amendment. If we make any substantive amendments to the code or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means required by applicable law.

Communications by Shareholders with Directors

Shareholders may communicate with any and all of our directors by transmitting correspondence by mail, facsimile or email, addressed as follows:

Chairman of the Board
or Board of Directors
c/o Corporate Secretary
Star City International Building, 10 Jiuxianqiao Road, C-16th Floor
Chaoyang District, Beijing, China 100016
Email Address: liuhua@feihe.com

Our Corporate Secretary maintains a log of such communications and transmits as soon as practicable such communications to the identified director addressee(s), unless there are safety or security concerns that mitigate against further transmission of the communications, as determined by the Corporate Secretary. Our board of directors or individual directors so addressed are advised of any communication withheld for safety or security reasons as soon as practicable. The Corporate Secretary relays all communications to directors absent safety or security issues.

Executive Officers

The following table sets forth the name and age of each of our executive officers, the positions and offices held by each executive officer with us, and the period during which the executive officers has served as one of our executive officers.  All officers serve at the pleasure of our board of directors.

Name	Age	Position	Officer Since

Leng You-Bin	45	Chairman, Chief Executive Officer, President, and General Manager	2003
Liu Hua	37	Vice Chairman, Secretary, Treasurer, and Director	2003
Jonathan H. Chou	45	Chief Financial Officer	2008
Liu Sheng-Hui	39	Vice President of Finance, Feihe Dairy, and Director	2003

Leng You-Bin’s biographical summary is included under “—Directors” above.

Liu Hua’s biographical summary is included under “—Directors” above.

Jonathan H. Chou has been our Chief Financial Officer since April 2008.  From February 2006 to June 2007, Mr. Chou served as the Asia Pacific Corporate Chief Financial Officer and Vice President of Mergers & Acquisitions for Honeywell International. From September 2003 to January 2006, Mr. Chou served as the Asia Regional Chief Financial Officer of Tyco Fire & Security (ADT), a division of Tyco International. From May 2000 to September 2003, Mr. Chou held several senior finance positions at Lucent Technologies including the Asia Pacific Chief Financial Officer of Lucent Technologies where he oversaw regional Sarbanes-Oxley compliance and restructuring efforts during the downturn of the telecommunication sector. Mr. Chou received a bachelor’s degree in arts from the State University of New York at Buffalo and a Masters of Business Administration degree from Fuqua School of Business at Duke University.

Liu Sheng-Hui’s biographical summary is included under”—Directors” above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms we have received, we believe that during the year ended December 31, 2009, filing requirements applicable to our officers, directors and 10% owners of our common stock were complied with, except that a Form 4 for Jonathan H. Chou was not timely filed to report an option grant, and a Form 4 for Kirk Downing was not timely filed to report a sale of shares of our common stock.

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

We conduct an annual review of the aggregate level of our executive compensation as part of the annual budget review and annual performance review processes.  During our review of an individual executive’s compensation, our Compensation Committee primarily considers individual performance of that executive and internal review of the executive’s compensation, both individually and relative to other executive officers.  Our Compensation Committee also considers factors of corporate performance including the stock prices, sales, revenue and the current overall economic situation.  Adjustments to salary levels are typically made annually as part of the company’s performance review process, as well as upon a change in job responsibility.  Merit-based increases to salaries are based on our Compensation Committee’s assessment of the individual’s performance.   Our Compensation Committee also monitors our compensation policies and practices to ensure they do not incentivize excessive risk-taking or other unintended risks that are reasonably likely to have a material adverse effect on us.

In May 2009, our board of directors approved our 2009 Stock Incentive Plan, or our 2009 Plan, which permits grants a variety of equity-based compensation, including performance-based awards.  We believe performance-based equity compensation arrangements can better align the interests of the key executives with our shareholders.  Our Compensation Committee intends to continue to ensure that, when appropriate, our executive officers have the opportunity to earn equity compensation if certain performance goals are met, such as those based on specified increases in cash flow, net profits, stock price, sales, market shares or earnings per share.

Setting Executive Compensation

Historically, our executive compensation has consisted of base salary and equity incentives:

Base Salary.  Our Compensation Committee determines executive salaries based on job responsibilities and individual experience, and also compares the amounts we pay against comparable competitive market compensation for similar positions within similar industries.  In making such a comparison, we review compensation information made available to us through recruiting or investors relations firms as well as public data of a peer group comprised of at least twenty companies, which include Chinese dairy companies listed on stock exchanges in countries other than China (including, for example, companies such as China Mengniu Dairy Company Limited and Synutra International, Inc.), U.S. listed companies with substantial if not all operations in China (including, for example, companies such as American Oriental Bioengineering Inc. and New Oriental Education and Technology Group Inc.), and American companies in the food and/or dairy industries (including, for example, companies such as Dean Foods Company and Kraft Foods, Inc.).  We expect to continue to provide competitive salaries to our executive officers by reviewing the salaries of our executives annually and, if appropriate, recommending increases in salaries based on individual performance during the prior calendar year and cost of living adjustments.

Equity Awards.  Our Compensation Committee determines stock, options and other awards after consulting with recruiting firms that provide market information concerning equity awards to executives of similar positions in the peer group of companies described above.  We have adopted a 401(k) plan and intend to adopt formal programs for time off allocation and performance bonuses in the future.

Monitoring Executive Compensation Program

Our Compensation Committee monitors our executive compensation program by routinely comparing it to the compensation programs of similarly situated companies and considering other factors such as performance, length of service, peer evaluations, subjective and objective reviews.  As a result of its examination in 2009, our Compensation Committee recommended, and our board of directors approved, a cash compensation package of $200,000 for each of Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, and Liu Hua, who served as our Chief Financial Officer until April 15, 2008 and who continues to serve as our Vice Chairman, Secretary, Treasurer, and a director, for services rendered in 2009.

Summary Compensation Table

Name and Principal Position (1)	Fiscal Year	Bonus ($)	Salary ($)	Equity Awards(2) ($)		Total ($)
Leng You-Bin, Chairman, Chief Executive Officer,	2007	0	200,000	68,250	(5)	268,250
President, and General Manager	2008	0	200,000	120,560	(5)	320,560
	2009	0	200,000	1,599,435	(6)	1,799,435

Liu Hua, Vice Chairman, Secretary, Treasurer, and	2007	0	200,000	68,250	(5)	268,250
Director (3)	2008	0	200,000	120,560	(5)	320,560
	2009	0	200,000	533,145	(6)	733,145

Liu Sheng-Hui, Vice President of Finance,	2007	0	26,014	68,250	(5)	94,264
and Director	2008	0	27,926	120,560	(5)	148,486
	2009	0	27,804	533,145	(6)	560,949

Jonathan H. Chou, Chief Financial Officer	2007	0	0	0		0
	2008 (4)	55,000	116,667	562,758	(7)	734,425
	2009	0	175,000	1,103,400	(7)	1,278,400

(1)	Identifies our principal executive and principal financial officers during the specified periods.

(2)
Represents the aggregate grant date fair value of equity awards granted during the fiscal year without consideration of vesting periods or forfeitures, calculated in accordance with ASC Topic 718. See the notes to our financial statements contained in our Original Filing for an explanation of all assumptions made by us in determining the values of our equity awards under ASC Topic 718.

(3)
Liu Hua served as our Chief Financial Officer until April 15, 2008, and thereafter has continued to serve as our Vice Chairman, Secretary, Treasurer and a director. Amounts indicated include full year compensation Mr. Liu received.

(4)	Includes a cash signing bonus of approximately $55,000 and a proration of Mr. Chou’s annual salary of $175,000 based on an April 15, 2008 employment commencement date.

(5)
Represents the aggregate grant date fair value of restricted stock awards granted during the fiscal year, calculated in accordance with ASC Topic 718, for service as a member of our board of directors.

(6)
Represents the aggregate grant date fair value of performance stock options granted during the fiscal year, based on the probable outcome of the performance conditions on the grant date.  The performance stock options vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established and continues to provide service to us.  As of December 31, 2009, the performance conditions for 2009 were not met and options to acquire 1/3 of the shares were forfeited, resulting in no compensation expense being recognized for the fiscal period.

(7)
The awards were based upon a one-year vesting period from the grant date, with a four-year term. Compensation expense recognized for the awards was $658,074 and $140,689 for the years ended December 31, 2009 and 2008, respectively.

Employment Agreements

On April 15, 2008, we entered into an employment agreement with Jonathan H. Chou, who became our Chief Financial Officer on that date.  The agreement has a four-year term and provides that Mr. Chou will receive a base salary of $175,000, a signing bonus of approximately $55,000, and options to acquire up to 270,000 shares of our common stock in four tranches over 48-months, with each tranche vesting on the twelve month anniversary of its respective grant date.  Mr. Chou is also eligible to receive discretionary bonuses at times and in amounts determined by our Compensation Committee and to participate in medical, health, dental, disability, liability insurance and life insurance benefits, and certain other fringe benefits available to executive officers.  Mr. Chou is also entitled to certain severance benefits if he is terminated without good cause or resigns for good reason, as described below under “Severance and Change of Control Agreements.”  We plan to enter into similar employment agreements with other executive officers in the future.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees.  However, we may establish such plans in the future.  Certain employees of our subsidiaries, including Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, have pension and healthcare benefits through plans offered by such subsidiaries, as required by local Chinese laws.  We are required to make contributions for the benefit of our employees to these social welfare plans, which are administered by the Chinese government.

Stock Incentive Plans

2009 Stock Incentive Plan

In May 2009, our board of directors approved our 2009 Plan, which was approved by our shareholders at our 2009 annual meeting of shareholders.  Our 2009 Plan permits grants incentive stock options, nonqualified stock options, restricted stock awards, performance stock awards and other equity-based compensation, to our employees, directors, officers, consultants, agents, advisors and independent contractors.  The total number of shares of our common stock initially authorized for issuance under our 2009 Plan is 2,000,000 plus any authorized shares that, as of May 7, 2009, were available for issuance under our 2003 Stock Incentive Plan, or our 2003 Plan.  Our 2009 Plan is administered by our Compensation Committee.

In May 2009, our Compensation Committee granted an aggregate of 2,073,190 performance stock options to certain of our employees and officers under our 2009 Plan, including 150,000 performance stock options to Leng You-Bin, our Chairman, Chief Executive Officer, President and General Manager, and 50,000 performance stock options to each of Liu Hua, Vice Chairman, Secretary and Treasurer, and Liu Sheng-Hui, Vice President of Finance of our subsidiary Feihe Dairy.  The performance stock options each have an exercise price of $16.86, a contractual life of 6 years, and vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established in accordance with our 2009 Plan, including performance targets that must be met in each of our 2009, 2010 and 2011 fiscal years, and the recipient continues to be our employee at the time of the relevant vesting dates.  If the performance criteria are not met, the options that would otherwise vest on the vesting dates are forfeited and cancelled.

The performance targets for the year ended December 31, 2009 were not met for any option recipient.  In December 2009, the performance targets were amended in order to limit the amount of shares that would otherwise be forfeited and cancelled by all recipients of the performance stock options.  As a result of this amendment, Messrs. Leng, Liu and Liu retained 100,000, 33,333 and 33,333 performance stock options that would otherwise have been forfeited and cancelled.

2003 Stock Incentive Plan
In April 2003, we adopted and approved our 2003 Plan, which reserved 3,000,000 shares of our common stock for issuance under the 2003 Plan. The 2003 Plan allowed us to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses which may be subject to restrictions.  Our 2003 Plan is administered by our Compensation Committee.  No awards were made during 2009 under the 2003 Plan.  Effective May 7, 2009, all shares of our common stock that were available for issuance under our 2003 Plan became part the shares reserved for issuance under our 2009 Plan, and no shares remained available for issuance under our 2003 Plan.

Grants of Plan-Based Awards

The following table sets forth information regarding our 2009 Plan awards granted during 2009:

Name and Principal Position	Grant Date	Estimated Future Payouts (Maximum) (#) (1)		Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)

Leng You-Bin, Chairman, Chief Executive Officer, President and General Manager	May 7, 2009	150,000	(3)	16.86	1,599,435

Liu Hua, Vice Chairman, Secretary, Treasurer, and Director	May 7, 2009	50,000	(3)	16.86	533,145

Liu Sheng-Hui, Vice President of Finance and Director	May 7, 2009	50,000	(3)	16.86	533,145

Jonathan H. Chou, Chief Financial Officer	October 15, 2009	50,000	(4)	16.00	1,103,400

(1)
Unless otherwise specified, all awards are performance stock option grants.  The performance stock options vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established in accordance with our 2009 Plan, including performance targets that must be met in each of our 2009, 2010 and 2011 fiscal years, and the recipient continues to be our employee at the time of the relevant vesting dates.  If the performance criteria are not met, the options that would otherwise vest on the vesting dates are forfeited and cancelled.

(2)
Represents the aggregate grant date fair value of the awards granted calculated in accordance with ASC Topic 718.  See the notes to our financial statements contained in our Original Filing for an explanation of all assumptions made by us in determining the values of our equity awards under ASC Topic 718.

(3)
Messrs. Leng, Liu and Liu were originally granted 150,000, 50,000 and 50,000 performance stock options, respectively.  In December 2009, the performance targets were amended in order to limit the amount of shares that would otherwise be forfeited and cancelled by all recipients of the performance stock options.  As a result of this amendment, Messrs. Leng, Liu and Liu retained 100,000, 33,333 and 33,333 performance stock options that would otherwise have been forfeited and cancelled.

(4)	Represents options to acquire shares of our common stock pursuant to Mr. Chou’s employment agreement with us. The options vest on the twelve month anniversary of the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards granted to our named executive officers as of December 31, 2009.  The options issued to Leng You-Bin, Liu Hua and Liu Sheng-Hui are subject to performance and time-based vesting conditions set forth under the heading “2009 Stock Incentive Plan” above.  The options issued Jonathan H. Chou vest on the 12-month anniversary of their respective grant dates.

Name and Principal Position	Grant Date	Shares Underlying Exercisable Options		Shares Underlying Unexercisable Options		Exercise Price Per Share	Expiration Date

Leng You-Bin, Chairman, Chief Executive Officer, President and General Manager	May 7, 2009	0		100,000	(1)	$16.86	May 7, 2015

Liu Hua, Vice Chairman, Secretary, Treasurer, and Director	May 7, 2009	0		33,333	(1)	$16.86	May 7, 2015

Liu Sheng-Hui, Vice President of Finance and Director	May 7, 2009	0		33,333	(1)	$16.86	May 7, 2015

Jonathan H. Chou, Chief Financial Officer	October 15, 2008	80,000	(2)	0		$12.00	October 15, 2012
	October 15, 2009	0		50,000	(3)	$16.00	October 15, 2013

(1)
Messrs. Leng, Liu and Liu were originally granted 150,000, 50,000 and 50,000 performance stock options, respectively.  The performance stock options each vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established in accordance with our 2009 Plan, including performance targets that must be met in each of our 2009, 2010 and 2011 fiscal years, and the recipient continues to be our employee at the time of the relevant vesting dates.  In December 2009, the performance targets were amended in order to limit the amount of shares that would otherwise be forfeited and cancelled by all recipients of the performance stock options.  As a result of this amendment, Messrs. Leng, Liu and Liu retained 100,000, 33,333 and 33,333 performance stock options that would otherwise have been forfeited and cancelled.

(2)	The options vested on October 15, 2009.

(3)	The options vest on October 15, 2010.

Board Compensation

There were no awards granted during 2009 to our directors. In March 2010, all directors received an award of 4,000 restricted shares of our common stock for their 2009 board service, with an additional 1,000 shares for such year issued to the chairperson of our Audit Committee, Hui-Lan Lee.

Severance and Change of Control Agreements

As of December 31, 2009, we had no agreements or arrangements providing for payments to a named executive officer in connection with any termination, except that our employment agreement with Jonathan H. Chou provides that, if he is terminated by us without “good cause” or resigns for “good reason,” he will be entitled to receive as severance his base salary and reimbursement of expenses, and all of his options granted but not yet vested pursuant to his employment agreement immediately vest and become exercisable.  For purposes of the employment agreement, “good cause” means the commission of a felony, a crime involving moral turpitude, an act or omission involving dishonesty, disloyalty, or fraud with respect to us, conduct tending to bring us into substantial public disgrace or disrepute, substantial and repeated failure to perform duties as reasonably directed by our board of directors, gross negligence or willful misconduct with respect to us, or any uncured material misrepresentation by Mr. Chou under the employment agreement.  For purposes of the employment agreement, “good reason” means the assignment of any duties inconsistent in any material respect with Mr. Chou’s position, any uncured material breach by us of one or more provisions of the employment agreement, requiring Mr. Chou to be based at any location more than 30 miles from our Beijing headquarters or from the centerpoint of Shanghai, any purported termination by us of Mr. Chou’s employment otherwise than as expressly permitted by the employment agreement, or any change in control whereby a person becomes the beneficial owner of 51% or more of the combined voting power of our outstanding securities, we consummate a merger in which we are not the surviving entity, we sell all or substantially all of our assets, or our shareholders approve the dissolution or liquidation of us.

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

Article VI of our Articles of Incorporation and Article VIII of our Bylaws provide for the indemnification of our directors and officers. Indemnification is mandatory regarding reasonable expenses incurred in connection with proceedings or claims with respect to which the director or officer has been successful. Officers, employees, fiduciaries and agents of a Utah corporation may be entitled to indemnification to a greater extent, if not inconsistent with public policy or if provided for in a company’s articles of incorporation, bylaws, general or specific action of its board of directors or contract.

Consultants

We may retain compensation consultants to the extent we deem it necessary and appropriate.  We will not delegate our authority and responsibility to make management decisions to consultants or any other persons, nor shall any consultant have any discretionary authority or the authority to bind us in any material respect.

Compensation Committee Report

We, the Compensation Committee of the board of directors of American Dairy, Inc., have reviewed and discussed the Compensation Discussion and Analysis contained herein with management.  Based on such review and discussion, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

Compensation Committee

Leng You-Bin

James C. Lewis

Hui-Lan Lee

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of April 26, 2010, information concerning the beneficial ownership of shares of our common stock held by our directors, our executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding common stock.

Beneficial ownership is determined according to the rules of the SEC.  Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person has the right to acquire within 60 days after the measurement date, such as pursuant to options, warrants or convertible notes.  Except as otherwise indicated, we believe that each of the beneficial owners of our common stock listed below, based on information each of them has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property or similar laws may apply.  For purposes of the column for shares underlying convertible securities, in accordance with rules of the SEC, shares of our common stock underlying securities that a person has the right to acquire within 60 days of April 26, 2010 are deemed to be beneficially owned by such person for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Shares Underlying Convertible Securities (1)	Total	Percent (2)
Directors and Executive Officers
Leng You-Bin (3)	8,952,025	0	8,952,025	40.2%
Liu Hua (3)	31,200	0	31,200	*
Jonathan H. Chou (3)	0	72,000	0	*
Liu Sheng-Hui (3)	271,774	0	271,774	1.2%
Hui-Lan Lee (3)	44,500	0	44,500	*
Kirk Downing (3)	12,000	0	12,000	*
James C. Lewis (3)(4)	39,000	0	39,000	*
Neil N. Shen (5)	4,000	0	4,000	*
Directors and executive officers as a group (8 persons)	9,354,499		9,354,499	42.0%

5% Beneficial Owners
Sequoia Capital Partners (5)	2,716,700	0	2,716,700	12.2%

*Less than 1%

(1)
Includes shares of our common stock issuable upon exercise of options or upon conversion of warrants or convertible notes, if the person has the right to acquire such shares within 60 days of March 31, 2009.

(2)	Based on 22,279,376 shares of our common stock outstanding as of April 26, 2009.

(3)	The address for this beneficial owner is c/o American Dairy, Star City International Building, 10 Jiuxianqiao Road, C-16th Floor, Chaoyang District, Beijing, China 100016.

(4)	James C. Lewis holds such shares jointly with his spouse.

(5)
The address for this beneficial owner is Suite 2215, Two Pacific Place, 88 Queensway, Hong Kong, PRC.  Consists of 98,450 shares of our common stock held by Sequoia Capital China I, L.P. (“SCC I”), 11,312 shares of our common stock held by Sequoia Capital China Partners Fund I, L.P. (“SCC PTRS I”), 15,238 shares of our common stock held by Sequoia Capital China Principals Fund I, L.P. (“SCC PRIN I”), 1,533,647 shares of our common stock held by Sequoia Capital China Growth Fund I, L.P. (SCCGF I”), 36,574 shares of our common stock held by Sequoia Capital China Growth Partners Fund I, L.P. (SCCGF PTRS I”), and 188,145 shares of our common stock held by Sequoia Capital China GF Principals Fund I, L.P. (SCCGF PRIN I”).  Sequoia Capital China Management I, L.P. (“SCC MGMT I”) is a general partner of SCC I, SCC PTRS I and SCC PRIN I.  Sequoia Capital China Growth Fund Management I, L.P. (“SCCGF MGMT I”) is a general partner of SCCGF I, SCCGF PTRS I and SCCGF PRIN I.  SC China Holding Limited (“SCC HOLD”) is a general partner of SCC MGMT I and SCCGF MGMT I.  Neil N. Shen is a Managing Director of SCC HOLD and, in such capacity, has voting and dispositive power over such shares.  Mr. Shen disclaims beneficial ownership of all such shares except to the extent of his individual pecuniary interest therein.

The following table sets forth information regarding issuances of securities pursuant to equity compensation plans as of December 31, 2009:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, is also the founder of a Heilongjiang Feihe Dairy Educational Charitable Foundation, or HFDECF, charitable organization for under-privileged children in the Heilongjiang Province of the PRC.  We have an outstanding loan payable to HFDECF, which is unsecured, accrues interest at an annual rate of 5.85%, and is payable on demand.  In 2008 and 2009, the largest amount of the indebtedness outstanding, including accrued interest, was approximately $256,000 and $254,000, respectively.

Sequoia Capital China Growth Fund I, L.P., and certain of its affiliates, or collectively Sequoia, beneficially owned in excess of 10% of our issued and outstanding common stock as of October 1, 2009.  Additionally, Neil N. Shen, one of our directors, is the founding Managing Partner of one of the Sequoia entities.  Sequoia is a party to a subscription agreement pursuant to which we issued 2,100,000 shares of our common stock for an aggregate purchase price of $63.0 million, including $47.0 million in cash and the conversion of a $16.0 million bridge loan we previously received from Sequoia in July 2009. Pursuant to a performance adjustment feature in the subscription agreement, we issued 525,000 shares of our common stock to Sequoia because we failed to meet certain earnings per share targets for 2009.

Pursuant to the subscription agreement, we agreed, for a period of three years following the closing date under the subscription agreement, of the Closing Date, not to issue new shares of our common stock at a price below $30.00 per share without the prior written consent of a majority in interest of Sequoia, subject to certain exceptions.  In addition, we agreed to grant each of the Sequoia entities a participation right to purchase up to such person’s pro rata share of any new securities we may, from time to time, propose to issue after the Closing Date, subject to certain exceptions.   If the average of closing prices of our common stock for the fifteen trading days commencing on the third anniversary of the Closing Date is less than $39.00, Sequoia will have the right to cause us to repurchase all (but not less than all) of the securities acquired by Sequoia in connection with the subscription agreement.  The repurchase price would be 130% of the initial purchase price.

In connection with the subscription agreement, we also entered into a registration rights agreement with Sequoia, or the Registration Rights Agreement.  The Registration Rights Agreement requires us to file within 15 days after the Closing Date a registration statement covering the resale of the securities issued or issuable pursuant to the Subscription Agreement.  The Registration Rights Agreement also grants demand and piggyback registration rights.

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

Corporate Governance

Our board of directors has determined that Hui-Lan Lee, Kirk Downing and James C. Lewis, are each an independent director under the general guidelines for determining director independence of the NYSE and the rules of the SEC.

Item 14. Principal Accountant Fees and Services

The following table sets forth the professional service aggregate fees of our principal accountants for the services and periods indicated:

Name	Audit Fees (1)
Grant Thornton, for fiscal year ended:
December 31, 2008	608,786
December 31, 2009	1,207,241	(2)

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

(2)	Represents invoiced amounts to date.

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

Exhibits
The following exhibits are filed as a part of this Amendment:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2010	AMERICAN DAIRY, INC.

	By:	/s/ Leng You-Bin
Leng You-Bin, Chief Executive Officer
and President (Principal Executive Officer)

	By:	/s/ Jonathan H. Chou
Jonathan H. Chou, Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leng You-Bin	April 30, 2010
Leng You-Bin, Director, Chief Executive Officer
and President (Principal Executive Officer)

/s/ Liu Hua	April 30, 2010
Liu Hua, Director, Vice Chairman, Secretary and Treasurer

/s/ Liu Sheng-Hui	April 30, 2010
Liu Sheng-Hui, Director

/s/ Hui-Lan Lee	April 30, 2010
Hui-Lan Lee, Director

/s/ Kirk Downing *	April 30, 2010
Kirk Downing, Director

/s/ James Lewis *	April 30, 2010
James Lewis, Director

/s/ Neil Shen *	April 30, 2010
Neil Shen, Director

* By:	/s/ Leng You-Bin	April 30, 2010
Leng You-Bin, Attorney-In-Fact

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X