Form 10-Q
period 2010-03-31
AMERICAN DAIRY INC
filed 2010-05-10
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of May 7, 2010 was 22,279,376.

AMERICAN DAIRY, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

 TABLE OF CONTENTS

Unless the context otherwise requires, the terms “we,” “us,” “our,” “American Dairy,” and “the Company” refer to American Dairy, Inc., a Utah corporation, and its consolidated subsidiaries.  References to “dollars” and “$” are to United States dollars.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2010	December 31, 2009
	US$	US$

ASSETS
Current assets:
Cash and cash equivalents	55,855,753	48,949,524
Notes and loans receivable, net of allowance of $4,000,000	192,537	438,776
Trade receivables, net of allowance of $529,287 and $791,119, respectively	24,241,046	27,495,190
Due from related parties	3,000,740	2,188,243
Employee receivables	396,788	396,724
Advances to suppliers	20,148,854	24,417,968
Inventories, net of allowance of $438,604 and $518,561, respectively	59,209,194	59,044,665
Prepayments and other current assets	179,654	1,814,472
VAT refundable taxes	6,529,620	8,532,629
Other receivables	4,309,080	4,307,680
Short term investment	1,462,821	-
Total current assets	175,526,087	177,585,871

Investments:
Investment in mutual funds – available for sale	127,416	136,466
Investment at cost	263,308	263,264
	390,724	399,730
Property and equipment:
Property and equipment, net	154,380,947	154,572,409
Construction in progress	28,992,857	23,170,909
	183,373,804	177,743,318
Biological assets:
Immature biological assets	37,544,772	35,672,123
Mature biological assets, net	15,922,528	13,232,124
	53,467,300	48,904,247
Other assets:
Deferred tax assets	3,632,815	3,632,815
Prepaid leases	28,846,308	29,016,486
Other intangible assets	726,053	821,331
Goodwill	1,784,796	1,784,331
Deferred debt issuance cost, net	350,348	369,608
Total assets	448,098,235	440,257,737

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Current maturities of long term debt	7,314,112	7,312,935
Notes and loans payable	52,077,304	62,372,922
Accounts payable	36,470,166	37,956,046
Accrued expenses	15,373,766	8,365,245
Income tax payable	4,267,083	2,980,774
Advances from customers	8,466,242	6,893,947
Due to related parties	102,398	10,531,851
Advances from employees	463,299	483,647
Accrued employee benefits	4,309,104	4,120,053
Other payable	37,749,377	23,693,617
Current portion of capital lease obligation	145,239	-
Total current liabilities	166,738,090	164,711,037

Long term debt, net of current portion	32,553,897	32,427,230
Capital lease obligation, net of current portion	599,700	-
Long term tax payable	4,903,248	4,747,083
Deferred income	8,868,624	10,538,313
Performance share obligation	-	11,382,000
Total liabilities	213,663,559	223,805,663

Redeemable shares of common stock (2,625,000 and 2,100,000 shares issued and outstanding, respectively)	65,027,093	53,645,093

Equity
American Dairy, Inc. shareholders' equity:
Common stock (US$0.001 par value, 50,000,000 shares authorized; 19,607,376 and 19,607,376 issued and outstanding, respectively)	19,607	19,607
Additional paid-in capital	55,435,052	54,482,098
Common stock warrants	1,774,151	1,774,151
Statutory reserves	6,861,224	6,861,224
Accumulated other comprehensive income	25,608,068	25,651,571
Retained earnings	79,206,475	73,672,879
Total American Dairy, Inc. shareholders' equity	168,904,577	162,461,530
Noncontrolling interests	503,006	345,451

Total equity	169,407,583	162,806,981

Total liabilities and equity	448,098,235	440,257,737

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2010	2009
	US$	US$

Sales	81,435,903	113,821,847

Cost of goods sold	(42,998,182)	(41,244,269)

Gross profit	38,437,721	72,577,578

Operating expenses:
Sales and marketing expenses	(28,281,824)	(31,639,888)
General and administrative expenses	(8,279,085)	(8,978,204)
Total operating expenses	(36,560,909)	(40,618,092)

Income from continuing operations	1,876,812	31,959,486

Other income (expenses):
Interest income	97,636	92,317
Interest and finance costs	(844,863)	(1,585,546)
Amortization of deferred debt issuance cost	(19,320)	(33,914)
Government subsidy	5,738,773	730,289
Other income, net	208,682	424,137
Income before income tax	7,057,720	31,586,769

Income tax expense	(1,585,817)	(3,829,348)
Income from continuing operations, net of tax	5,471,903	27,757,421
Net income from discontinued operations, net of tax	-	3,214
Net income	5,471,903	27,760,635
Add: Net loss attributable to noncontrolling interests	61,693	26,148
Net income attributable to American Dairy, Inc.	5,533,596	27,786,783

Earnings per share of common stock – Basic
Income from continuing operations attributable to American Dairy, Inc.	0.25	1.61
Income from discontinued operations attributable to American Dairy, Inc., net of tax	-	0.00
Net income attributable to American Dairy, Inc.	0.25	1.61
Earnings per share of common stock – Diluted
Income from continuing operations attributable to American Dairy, Inc.	0.25	1.55
Income from discontinued operations attributable to American Dairy, Inc., net of tax	-	0.00
Net income attributable to American Dairy, Inc.	0.25	1.55

Weighted average shares of common stock outstanding
Basic	21,743,331	17,253,907
Diluted	22,190,144	17,926,990

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)

	American Dairy, Inc. Shareholders
	Common Stock (US$0.001 par value)			Common		Accumulated Other
	Number of Shares	Par Value	Additional Paid-in Capital	Stock Warrants	Statutory Reserves	Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
		US$	US$	US$	US$	US$	US$	US$	US$
Balance as of January 1, 2010	19,607,376	19,607	54,482,098	1,774,151	6,861,224	25,651,571	73,672,879	345,451	162,806,981
Stock compensation	-	-	952,954	-	-	-	-	-	952,954
Net income (loss)	-	-	-	-	-	-	5,533,596	(61,693)	5,471,903
Investment of a new subsidiary	-	-	-	-	-	-	-	219,372	219,372
Currency translation adjustments	-	-	-	-	-	(34,453)	-	(124)	(34,577)
Change in fair value of available for sale investment	-	-	-	-	-	(9,050)	-	-	(9,050)
Balance as of March 31, 2010	19,607,376	19,607	55,435,052	1,774,151	6,861,224	25,608,068	79,206,475	503,006	169,407,583

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2010	2009
	US$	US$

Cash flows from operating activities:
Net income	5,471,903	27,760,635
Adjustments to reconcile net income to operating activities:
Depreciation of property and equipment	1,873,451	1,237,308
Depreciation of biological assets	689,091	163,480
Amortization of prepaid leases	174,850	156,402
Amortization of capital lease obligation	9,760	-
Amortization of other intangible assets	97,886	-
Net income from discontinued operations, net of tax	-	(3,214)
Loss on sale of biological assets	2,785,262	362,859
Provision for bad debts	(261,959)	2,178,246
Provision for inventory reserve	(80,041)	543,210
Compensation expense for option awards	952,954	140,689
Interest expense from amortization of note discounts	-	2,363,409
Gain on sales of property and equipment	(3,632)	-
Amortization of deferred debt issuance cost	19,320	33,914

Changes in assets and liabilities:
Decrease in trade receivables, net	3,516,103	469,235
Increase in due from related parties	(812,497)	(1,637,222)
Increase in employee receivables	(64)	(289,277)
(Increase) decrease in inventories, net	(84,489)	4,943,580
Decrease (increase) in advances to suppliers	42,972	(2,112,615)
Decrease (increase) in prepayments and other assets	1,634,818	(26,065)
Decrease in VAT refundable taxes	2,003,009	197,617
(Increase) decrease in other receivables	(1,400)	3,171,219
Increase (decrease) in accounts payable and accrued expenses	5,522,641	(4,624,132)
Increase in income taxes payable	1,286,309	2,123,570
Increase (decrease) in advances from customers	1,572,295	(3,604,155)
Decrease in due to related parties	(15,682)	(679,188)
Decrease in advances from employees	(20,348)	(531,914)
Increase in other payable	776,648	9,898,293
Decrease in deferred income	(1,590,848)	(3,438)
Increase in long term tax payable	156,165	1,404,047
Net cash provided by continuing operations	25,714,477	43,636,493
Discontinued operations	-	(10,507)
Net cash provided by operating activities	25,714,477	43,625,986

Cash flows from investing activities:
Purchase of property and equipment	(4,584,943)	(11,868,265)
Purchase of biological assets	(3,422,638)	(1,983,224)
Purchase of short term investment	(1,462,822)	-
Proceeds from receipt of principal payments of short term notes and loans receivable	246,310	1,493,245
Proceeds from disposal of property and equipment	32,182	-
Advance payment for purchase of a dairy operation	-	(2,193,560)
Proceeds from sale of a subsidiary	-	6,573,566
Proceeds from disposal of biological assets	420,997	59,908
Net cash used in investing activities	(8,770,914)	(7,918,330)
Discontinued operations	-	-
Net cash used in investing activities	(8,770,914)	(7,918,330)

Cash flows from financing activities:
Proceeds from short term notes and loans payable	2,750,106	5,846,458
Proceeds from long term debt	-	3,848,402
Repayment of short term debt	(13,055,725)	(4,333,333)
Capital injection in a new subsidiary by noncontrolling interest	219,372	-
Net cash (used in) provided by financing activities	(10,086,247)	5,361,527
Discontinued operations	-	-
Net cash (used in) provided by financing activities	(10,086,247)	5,361,527

Effect of exchange rate changes on cash	48,913	1,257,943
Net decrease in cash from discontinued operations	-	(13,721)

Net decrease in cash and cash equivalents	6,906,229	42,327,126
Cash and cash equivalents, beginning of period	48,949,524	11,785,408
Cash and cash equivalents, end of period	55,855,753	54,112,534

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	(111,177)	(1,930,064)
Cash received during the period for tax refund	3,437,633	1,930,064
Interest paid during the period	(1,396,154)	(429,606)

Non-cash investing and financing activities:
Issuance of performance shares of common stock	11,382,000	-
Capital lease obligation for the purchase of property and equipment	735,179	-

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND NATURE OF OPERATION

The accompanying consolidated financial statements include the financial statements of American Dairy, Inc. (the “Company” or “American Dairy”) and its subsidiaries. The Company and its subsidiaries are collectively referred to as the “Group.”

The Group is a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the People’s Republic of China, or the PRC.  Using proprietary processing techniques, the Group makes products that are specially formulated for particular ages, dietary needs and health concerns.  The Group has over 200 company-owned milk collection stations, seven production and distribution facilities with an aggregate milk powder production capacity of approximately 1,250 tons per day, and an extensive distribution network that reaches over 95,000 retail outlets throughout China.

The core activities of subsidiaries included in the condensed consolidated financial statements are as follow:

•	American Flying Crane Corporation – Investment holding
•	Langfang Flying Crane Dairy Products Co., Limited – Packaging and distribution of the Company’s products
•	Gannan Flying Crane Dairy Products Co., Limited – Manufacturing of the Company’s dairy products
•	Heilongjiang Feihe Dairy Co., Limited – Manufacturing and distribution of the Company’s dairy products
•	Baiquan Feihe Dairy Co., Limited – Manufacturing of the Company’s dairy products
•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited – Marketing and distribution of the Company’s products
•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited – Manufacturing and distribution of walnut products
•	Heilongjiang Feihe Kedong Feedlots Co., Limited – Breeding and rearing of dairy cows, and distribution of fresh milk
•	Heilongjiang Feihe Gannan Feedlots Co., Limited – Breeding and rearing of dairy cows, and distribution of fresh milk
•	Qiqihaer Feihe Soybean Co., Limited – Manufacturing and distribution of soybean products
•	Heilongjiang Aiyingquan International Trading Co., Limited– Marketing and distribution of water and cheese, specifically marketed for consumption by children
•	Heilongjiang Flying Crane Trading Co., Limited – Distribution of milk and soybean related products. It was established in January 2010.

The condensed consolidated balance sheets as of December 31, 2009, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed consolidated interim financial statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring accruals) necessary to present fairly its financial position and the results of its operations and cash flows.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with the SEC on Form 10-K for the year ended December 31, 2009.  The interim operating results are not necessarily indicative of the results to be expected for an entire year.

For the period ended March 31, 2010, the Company has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K for the year ended December 31, 2009 except for the following adopted accounting policies as stated in Note 2.

2.	NEW ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

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

In January 2010, the FASB issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this pronouncement did not have a significant impact on the Company’s financial statements.

Recently issued accounting pronouncements

On March 5, 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This amendment is not expected to have a material impact on the Company’s financial statements

In March 2010, FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

In April 2010, the FASB issued an authoritative pronouncement regarding the milestone method of revenue recognition. The scope of this pronouncement is limited to arrangements that include milestones relating to research or development deliverables. The pronouncement specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this pronouncement regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The pronouncement will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. This amendment is not expected to have a material impact on the Company’s financial statements.

3.	TAXATION

The Company is subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC.

The estimated annual effective tax rate for the three months ended March 31, 2010 increased to 21% comparing to 12% for the three months ended March 31, 2009. The increase is mainly due to the increase in applicable income tax rate of Gannan Flying Crane Dairy Products Co., Limited in 2010.

During the three months ended March 31, 2010, the Company recorded a provision for income tax of approximately $1.6 million which are primarily of income taxes related to the business operations of the Company's subsidiaries in the PRC.

Aggregate undistributed earnings of approximately $72 million as of March 31, 2010 of the Company's PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested under US GAAP, and accordingly, no provision has been made for the Chinese dividends withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

The Company is subject to taxation in the US and PRC. The Company's tax years from 2004 to 2009 remain open in various jurisdictions.

4.	EARNINGS PER SHARE

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively:

	Three months ended
	March 31,
	2010	2009
Weighted-average shares – Basic	21,743,331	17,253,907
Effect of dilutive securities
Warrants	86,640	5,759
Stock Options	360,173	667,324
Weighted-average shares – Diluted	22,190,144	17,926,990

5.	DISCONTINUED OPERATIONS

Heilongjiang Moveup Co., Limited (“Moveup”) was initially formed in October 2007 to serve as an acquisition vehicle in connection with the Company’s proposed acquisition of 100% of the outstanding equity interest in Ausnutria Dairy (Hunan) Company Ltd. (“Ausnutria”), a distributor of dairy products focused on the high-end segment of the dairy products market in the PRC.  In 2007 and 2008, we entered into several agreements with Ausnutria in connection with this transaction, which did not close.

In December 2008, the Company and Ausnutria’s owners entered into a letter of intent to unwind the transactions.  Accordingly, the prior transactions to acquire Ausnutria were effectively cancelled and Moveup is reflected in the Company’s consolidated financial statements as a discontinued operations.  In February 2009, the Company, through its subsidiary Feihe Dairy, entered into an equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, one of the Company’s directors and Vice President of Finance of Feihe Dairy, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for an aggregate consideration of approximately $43.3 million.  The Company received approximately $4.4 million in 2008 and approximately $6.6 million in January 2009 from the purchasers. In May 2009, the final tranche of approximately $32.3 million was released from an escrow account to Feihe Dairy and Mr. Liu and a resulting gain on sale of a subsidiary of $2,552,733 was recognized in the consolidated statements of operations during the second quarter of 2009.

The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	For the three months ended March 31,
	2010	2009
	US$	US$
Sales	-	6,470,764

Income from operations	-	28,547
Income tax expense	-	(25,333)
Net income from discontinued operations	-	3,214

6.	OTHER COMPREHENSIVE INCOME

As of March 31, 2010 and 2009, other comprehensive income consisted of the following:

	For the three months ended March 31,
	2010	2009
	US$	US$
Net Income attributable to American Dairy, Inc.	5,533,596	27,786,783
Other comprehensive income (loss):
Cumulative currency translation adjustments	(34,453)	275,917
Change in fair value of available for sale investment	(9,050)	20,030
Total comprehensive income	5,490,093	28,082,730

7.	INVENTORIES, NET

The inventory amounts included in the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 comprised of:

	March 31, 2010	December 31, 2009
	US$	US$
Raw materials	28,661,718	23,360,410
Work-in-progress	22,945,926	34,486,084
Finished goods	8,040,154	1,716,732
Less: Inventory provision	(438,604)	(518,561)
Total inventories, net	59,209,194	59,044,665

8.	ADVANCES TO SUPPLIERS

Advances to suppliers consist primarily of advances for the purchase of dairy cows, as well as advance payments for advertisements, inventories and equipment, not delivered at the balance sheet date.  The Company utilizes advances to suppliers in an effort to keep future purchasing prices stable and consistent.

Advanced amounts are refundable if the transaction is not completed by the other party in accordance with the terms of the contract or agreement.  No advances to suppliers were refunded in cash, and the Company has a minimal refund history.

9.	INVESTMENT IN MUTUAL FUNDS – AVAILABLE FOR SALE

At March 31, 2010, the Group had the following investment measured at fair value:

Description	March 31, 2010	Quoted prices in active markets of identical assets (Level 1)
	US$	US$
Assets:
Investment in mutual funds	127,416	127,416

At December 31, 2009, the Group had the following investment measured at fair value:

Description	December 31, 2009	Quoted prices in active markets of identical assets (Level 1)
	US$	US$
Assets:
Investment in mutual funds	136,466	136,466

10.	OTHER INTANGIBLE ASSETS

Other intangible assets as of March 31, 2010 and December 31, 2009 consist of the following:

	March 31, 2010	December 31, 2009
	US$	US$
Production permit	17,066	68,254
Exclusive right of milk supply	706,512	753,077
Others	2,475	-
Total other intangible assets	726,053	821,331

Amortization expense for the three months ended March 31, 2010 and 2009 was $97,886 and $nil, respectively.

Production permits and exclusive rights of milk supply, which acquired in 2009, are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the expected useful lives of one and 4.7 years, respectively.  Amortization expense of intangible assets is estimated to be approximately $255,000, $187,000, $187,000, $187,000, and $8,000 for 2010, 2011, 2012, 2013, and 2014, respectively.

11.	NOTES AND LOANS PAYABLE

Notes and loans payable included in the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 comprised of:

	March 31, 2010	December 31, 2009
	US$	US$
Unsecured, non-interest bearing loan payable to an unrelated party, due on demand.	442,600	442,600

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 4, 2010	-	2,193,881

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 5, 2010	-	3,656,468

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on May 22, 2010	4,973,596	4,972,796

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on May 22, 2010	2,340,516	2,340,139

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on March 31, 2010	-	3,773,475

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by buildings of Qiqihaer Feihe Soybean Co., Limited, guaranteed by Feihe Dairy (i), payable with interest on maturity, due on July 19, 2010	1,775,866	1,775,581

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy (i), payable with interest on maturity, due on July 19, 2010	1,149,778	1,149,593

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy (ii), payable with interest on maturity, due on August 30, 2010	2,925,645	2,925,174

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy (ii), payable with interest on maturity, due on September 28, 2010	1,462,822	1,462,587

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by a building, payable with interest on maturity, due on September 14, 2010	11,848,861	11,846,955

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by a building, payable with interest on maturity, due on September 15, 2010	2,779,363	2,778,915

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy (ii), payable with interest on maturity, due on October 22, 2010	2,925,645	2,925,174

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy (i), payable with interest on maturity, due on July 19, 2010	5,851,289	5,850,348

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy, payable with interest on maturity, due on November 12, 2010	5,851,289	5,850,348

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, guaranteed by Feihe Dairy, payable with interest on maturity, due on December 23, 2010	4,681,032	4,680,278

Note payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 13, 2011	2,340,516	-

Notes payables to local suppliers, unsecured and bearing no interest	409,590	3,429,767

Unsecured, non-interest bearing loan payable to County Finance Department, due on demand (iii)	318,896	318,053

Total	52,077,304	62,372,922

(i)
In connection with the purchase of raw materials by Qiqihaer Feihe Soybean Co., Limited, Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on July 20, 2009 and ending on July 19, 2010. The maximum potential future amount under the terms of the guarantee is RMB 63,200,000 (or $9,253,000 as of March 31, 2010).

(ii)
Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on August 30, 2009 and ending on August 29, 2010. The maximum potential future amount under the terms of the guarantee is RMB 100,000,000 (or $14,628,000 as of March 31, 2010).

(iii)
Shanxi received funding from the local County Finance Department for its construction of the production facilities in the region.  Although, no repayment terms were attached with the funds, the Company considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

None of the notes and loans payables have restrictions or covenants attached.

12.	DEBT

1)	Short term debt

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

Costs of $124,354 associated with the 2012 Notes restructuring were capitalized as a deferred charge and are shown as an other asset in the consolidated balance sheets as of December 31, 2008.  These costs were amortized over the term of the restructured Notes.  Amortization of $nil and $33,914 was charged to expense during the periods ended March 31, 2010 and 2009, respectively.

2)  Long term debt

Long term debt comprised of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	US$	US$

Loan payable to a bank in the PRC, bearing interest at 7.47%, unsecured, guaranteed by Feihe Dairy (i), and payable on maturity. The Loan commenced in October 29, 2008 and matures on October 28, 2014	3,861,851	3,861,230

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable on maturity. The Loan commenced on October 29, 2008 and matures on September 24, 2014	3,929,141	3,928,509

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable on maturity. The Loan commenced in October 29, 2008 and matures on September 25, 2014	4,005,208	4,004,563

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, guaranteed by Feihe Dairy (i) and payable on maturity. The Loan commenced in June 29, 2009 and matures on October 28, 2014	6,908,910	6,907,798

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, guaranteed by Feihe Dairy (i) and payable on maturity. The Loan commenced in March 27, 2009 and matures on October 28, 2014	3,851,611	3,850,992

Loan payable to a bank in the PRC, bearing interest at six months LIBOR plus 1.95%, guaranteed by American Dairy Inc. The loan commenced in October 13, 2009 and matures on October 13, 2014	4,145,887	4,023,790

Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by land use right, plant and machinery. The Loan commenced in December 24, 2009 and matures on December 24, 2014	4,871,313	4,870,530

Loan payable to a bank in the PRC, bearing interest at 5.76%, guaranteed by Langfang Feihe and payable on maturity. The Loan commenced in December 24, 2009 and matures on December 24, 2014	8,294,088	8,292,753

	39,868,009	39,740,165
Less: current portion of long term debt	(7,314,112)	(7,312,935)
	32,553,897	32,427,230

(i)
In connection with the purchase of long-lived fixed assets of Kedong Farms, Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on October 29, 2008 and ending on October 18, 2009. The maximum potential future amount under the terms of the guarantee is RMB 251,510,000 (or $36,791,000 as of March 31, 2010).

In October 2009, the Company entered into a loan agreement with a bank in the PRC for a principal amount of up to $9,227,851 for the purpose of financing the purchase of certain equipment. As of March 31, 2010, there was $4,145,887 in principal payable under this loan.  The loan bears interest at the six-month LIBOR rate plus 1.95%, with principal payable in 10 equal semi-annual installments and interest payable semi-annually. The loan agreement contains certain customary events of default, including failure to pay any interest or principal on the loan, failure to comply with any provision under the agreement, the occurrence of certain insolvency events, and other material adverse events.  The loan agreement also contains a financial covenant requiring us to maintain a debt to earnings ratio.   For the last quarter of 2009, the Company was in technical default of the financial covenant.  The bank did not provide notice of default, waived the technical default at December 31, 2009, and agreed to revise the financial covenant to measure compliance on a 12-month rolling basis rather than quarter by quarter. The Company was in technical default with the financial covenant as of March 31, 2010. The bank did not provide notice of default, waived the technical default and agreed to adjust the leverage ratio for the second and third quarters of 2010. However, we may be unable to comply with the revised financial covenant in the future or to obtain a waiver from the bank. Our inability to comply with the covenant in the future may impact our ability to draw against the facility, constitute an event of default under the loan agreement, impact our ability to obtain additional debt, and have an adverse effect on our business and financial condition.

Cost of $386,394 associated with this loan was capitalized as a deferred debt issuance cost and is shown as an other asset in the consolidated balance sheets as of December 31, 2009 and March 31, 2010. Amortization of $19,320 and $nil was charged to expense during the periods ended March 31, 2010 and 2009, respectively.

13.	CONVERTIBLE DEBT, NET

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

Interest expense amounting to $nil and $409,645 were recognized during the three month period ended March 31, 2010 and 2009, respectively. Amortization of the notes discount of $nil and $155,988 were recognized during the three month period ended March 31, 2010 and 2009, respectively.

14.	ACCRUED EXPENSES

Accrued expenses as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
	US$	US$
Accrued selling expenses	14,969,416	8,050,982
Other accrued expenses	404,350	314,263
	15,373,766	8,365,245

15.	OTHER PAYABLE

Other payable as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
	US$	US$
Payable for property and equipment	15,274,511	12,220,117
Payable for leases	1,084,210	1,082,590
Other tax payable	1,716,230	1,989,165
Deposit from distributors	1,749,243	1,604,165
Payable to Finance Bureau of Kedong	1,755,387	1,462,587
Prepayment received for purchase of biological assets from Yuanshengtai	10,415,295	-
Other payables	5,754,501	5,334,993
	37,749,377	23,693,617

Other payables mainly include deposits received from logistics companies and milk collection stations, prepayment made by employees on behalf of the Company, advertising cost, etc.

16.	CAPITAL LEASE OBLIGATION

The Company has a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of RMB 5 million (or approximately $731,400) and require an RMB 1 million (or approximately $146,282) payment on January 30th of each year after successful completion of production quality tests. The equipment will be depreciated over its estimated productive life of 14 years when it is placed into service.  As of March 31, 2010 and 2009, the Company had $1,466,590 and $nil, respectively, of equipment under construction subject to the capital lease obligation.

Minimum future lease payments under capital leases as of March 31, 2010, are as follows:

Future payments US$

2010	146,282
2011	146,282
2012	146,282
2013	146,282
2014	146,282
2015	146,282
Outstanding at March 31, 2010	877,692
Less amount representing interest	(132,753)
Net present value of minimum lease payments	744,939
Current portion of capital lease obligation	(145,239)
Non-current portion of capital lease obligation	599,700

The interest rate on the capitalized lease obligation is 5.31%. There was $9,760 and $nil amortization recorded for the three months ended March 31, 2010 and 2009, respectively. Accumulated amortization was $9,760 and $nil as of March 31, 2010 and 2009, respectively.

17.	RELATED PARTY TRANSACTIONS

Due from/to related parties included in the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 comprised of:

	March 31, 2010	December 31, 2009
	US$	US$
Due from related parties:
Due from Directors of the Group	66,293	60,978
Due from related companies	2,934,447	2,127,265
Total	3,000,740	2,188,243

	March 31, 2010	December 31, 2009
	US$	US$
Due to related parties:
Due to Directors of the Group	29,256	29,252
Due to related companies	-	10,429,470
Loan payable to a related party	73,142	73,129
Total	102,398	10,531,851

Due from/to Directors of the Group

As part of normal business operations, directors of the Group will from time to time incur routine expenses on behalf of the Group, or receive general advances from the Group for settlement of Group expenses, such as travel, meals, and other business expenses.  The amounts advanced are settled periodically throughout the period and amounts outstanding at period end are short term in nature and due on demand.  During the three month period ended March 31, 2010, advances to directors aggregated to $5,801 and repayments from directors aggregated to $486.

As of March 31, 2010 and December 31, 2009, the Group had the following balances due from its Directors:

	March 31, 2010	December 31, 2009
	US$	US$
Leng You-Bin	33,336	33,823
Liu Hua	32,957	27,155
Total	66,293	60,978

As of March 31, 2010 and December 31, 2009, the balances due to Leng You-Bin were $29,256 and $29,252, respectively.

Due from/to related companies

Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group.  During the three months ended March 31, 2010 and 2009, the Group had certain transactions with companies owned by close family members of Mr. Leng, including Heilongjiang Feihe Yuanshengtai Co., Ltd (“Yuanshengtai”) partially owned by Mr. Leng and Liu Sheng-Hui, on an arm’s length basis. Those shares held by Mr. Leng and Liu Sheng-Hui have been transferred to unrelated third parties and they hold no ownership interests in Yuanshengtai as of March 31, 2010. Additionally, subsequent to December 31, 2009, the company ceased being a related party of the Group and, accordingly, the balance due to Yuanshengtai has been classified as other payable, as disclosed in Note 15.

For the three months ended March 31, 2010 and 2009, the Group made sales of goods to the following related companies:

	For the three months ended March 31,
	2010	2009
	US$	US$
Tangshan Feihe Trading Company	-	2,672,834
Qinhuangdao Feihe Trading Company	1,406,868	410,814
Dalian Hewang Trading Company	96,129	83,172
Total	1,502,997	3,166,820

As of March 31, 2010 and December 31, 2009, the Group had the following balances due from its related companies:

	March 31, 2010	December 31, 2009
	US$	US$
Tangshan Feihe Trading Company	2,827,339	1,897,078
Qinhuangdao Feihe Trading Company	95,790	230,187
Dalian Hewang Trading Company	11,318	-
Total	2,934,447	2,127,265

As of March 31, 2010 and December 31, 2009, the Group had the following balances due to its related companies for advance payments for goods or purchase of cattle:

	March 31, 2010	December 31, 2009
	US$	US$
Heilongjiang Feihe Yuanshengtai Co., Ltd	-	10,428,246
Dalian Hewang Trading Company	-	1,224
Total	-	10,429,470

Loan payable to related parties

The Group has an outstanding loan payable to a charitable organization set up by Leng You-Bin for underprivileged children in the Heilongjiang province of the PRC, of $73,142 and $73,129 as of March 31, 2010 and December 31, 2009, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

See Note 18 regarding the issuance of shares to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees.

18.	COMMON STOCK AND EQUITY TRANSACTIONS

During the three months ended March 31, 2010, the Company had the following stock transactions:

There were no transactions relating to common stock in the three months ended March 31, 2010.

During the three months ended March 31, 2010, the Company had the following transactions related to redeemable shares of common stock:

The Company issued 525,000 redeemable shares of common stock to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees (collectively, “Sequoia”) pursuant to a performance adjustment clause in a subscription agreement because the Company failed to meet certain performance targets set out in the subscription agreement as of December 31, 2009. The 525,000 shares to be issued to Sequoia was recorded as performance share obligation as of December 31, 2009 and was classified to redeemable shares of common stock as of March 31, 2010.

Under the terms of the subscription agreement, the common stock issued to Sequoia is redeemable at the option of the holder if at any time after the third anniversary of the issuance date the average the closing prices for shares of the Company’s common stock for the period of fifteen (15) consecutive trading days is less than $39 per share for an amount equal to the issuance price plus a 5% annual compounded return, subject to certain adjustments if there is a performance adjustment event.  Due to the redeemable nature of the common stock issued to Sequoia, the Company has classified the shares of common stock as temporary equity as of March 31, 2010. When and if the redemption right expires or when redemption becomes improbable, the shares of common stock will be classified as shareholders’ equity.  The amount that would have been paid if the redemption had occurred on March 31, 2010 is $63 million plus interest based on LIBOR plus 5% accrued from the date Sequoia delivers the repurchase notice.

19.	OPTION PLAN AND WARRANTS

The Company has two stock option plans:  the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2003 Stock Incentive Plan (the “2003 Plan”).  The Company applies authoritative guidance issued by FASB regarding share-based payments in accounting for the 2003 Plan and the 2009 Plan, which requires that compensation for services that a corporation receives through share-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay.

2009 Stock Incentive Plan

On May 7, 2009, the Company’s Board of Directors approved the 2009 Plan, which was approved by the Company’s shareholders at the Company’s 2009 Annual Meeting of Shareholders. The 2009 Plan permits grants of incentive stock options, nonqualified stock options, restricted stock awards, performance stock awards and other equity-based compensation, to certain employees, directors, officers, consultants, agents, advisors and independent contractors of the Company and its subsidiaries. The total number of shares of the Company’s common stock initially authorized for issuance under the 2009 Plan is 2,000,000 plus any authorized shares that, as of May 7, 2009, were available for issuance under the 2003 Plan.

On May 7, 2009, the Compensation Committee of the Board of Directors granted an aggregate of 2,073,190 non-statutory performance stock options to certain officers and employees of the Company under the 2009 Plan. The performance stock options each have an exercise price of $16.86, a contractual life of 6 years, and vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established in accordance with the 2009 Plan, including performance targets that must be met in each of the Company’s 2009, 2010 and 2011 fiscal years, and the recipient continues to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates. If the performance criteria are not met, the options that would otherwise vest on the vesting dates are forfeited and cancelled.

The performance targets for the year ended December 31, 2009 were not met for any option recipient.  In December 2009, the performance targets were amended in order to limit the amount of options that would otherwise be forfeited and cancelled by all recipients of the performance stock options. The incremental cost or benefit resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified and the effect on the number of instruments expected to vest. As a result of this modification, $1,511,623 in incremental compensation cost was recognized during the year ended December 31, 2009. 421 employees were affected by this modification.

The fair value of the option awards are estimated on the date of grant using the Black-Scholes option valuation model to be $22,106,218, of which $647,839 and $nil was recorded as compensation expense in general and administrative expenses in the three months ended March 31, 2010 and 2009, in accordance with the graded vesting attribution method.  The valuation was based on the assumptions noted in the following table.

Expected volatility	74.94%
Expected dividends	0%
Expected term (in years)	5.25
Risk-free rate	2.27%

On October 15, 2009, an option to purchase 50,000 shares was granted to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and has a contractual life of 4 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $1,103,400, of which $272,786 and $nil was recorded as compensation cost in the three months ended March 31, 2010 and 2009.  The valuation was based on the assumptions noted in the following table.

Expected volatility	93%
Expected dividends	0%
Expected term (in years)	2.5
Risk-free rate	1.24%

On October 23, 2009, the Compensation Committee of the Board of Directors granted an aggregate of 30,000 new, non-statutory performance stock options to an employee of the Company under the 2009 Plan. The performance stock options have an exercise price of $27.69, a contractual life of 6 years, and vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established in accordance with the 2009 Plan, including performance targets that must be met in each of the Company’s 2009, 2010 and 2011 fiscal years, and the recipient continues to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates. If the performance criteria are not met, the options that would otherwise vest on the vesting dates are forfeited and cancelled.

The fair value of the option awards are estimated on the date of grant using the Black-Scholes option valuation model to be $565,900, of which $32,329 and $nil was recorded as compensation expense in general and administrative expenses during the three months ended March 31, 2010 and 2009, in accordance with the graded vesting attribution method.  The valuation was based on the assumptions noted in the following table.

Expected volatility	83%
Expected dividends	0%
Expected term (in years)	5.2	5
Risk-free rate	2.59%

2003 Stock Incentive Plan

Effective May 7, 2003, the Company adopted and approved its 2003 Plan, which reserved 3,000,000 shares of common stock for issuance under the 2003 Plan. The 2003 Plan allowed the Company to issue awards of incentive or non-qualified stock options, stock appreciation rights, and stock bonuses which may be subject to restrictions to directors, officers, employees and consultants of the Company.  No awards were made during 2009 under the 2003 Plan.  Effective May 7, 2009, all shares of the Company’s common stock that were available for issuance under our 2003 Plan became part the shares reserved for issuance under the 2009 Plan, and no shares remained available for issuance under the 2003 Plan.  No stock appreciation rights have been issued under the 2003 Plan.

On October 15, 2008, an option to purchase 80,000 shares was granted to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and have a contractual life of 4 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $562,758, of which $nil and $140,689 was recorded as compensation expense in general and administrative expenses in the three months ended March 31, 2010 and 2009, respectively, in accordance with the straight line attribution method.  The valuation was based on the assumptions noted in the following table.

Expected volatility	90.7%
Expected dividends	0%
Expected term (in years)	4
Risk-free rate	2.7%

A summary of option activity under the 2003 Plan and the 2009 Plan as of March 31, 2010 and movement during the three months then ended are as follows:

	Options	Weighted average grant date fair value	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$	US$
Outstanding at January 1, 2010	1,484,654	11.02	16.79	7,443,232	5.15
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-
Outstanding at March 31, 2010	1,484,654	11.02	16.79	3,762,958	4.91
Exercisable at March 31, 2010	80,000	7.03	12.00	572,000	2.52

A summary of the status of the Company’s non-vested options as of March 31, 2010 and movements during the three months then ended are as follows:

	Options	Weighted average grant date fair value
		US$
Non-vested at January 1, 2010	1,404,654	11.25
Granted	-	-
Vested	-	-
Forfeited or expired	-	-
Non-vested at March 31, 2010	1,404,654	11.25

As of March 31, 2010, there was $10,446,534 of unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan and the 2003 Plan.  The cost is expected to be recognized over various periods of ranging from 7 months to 55 months.

Warrants

As of March 31, 2010, the Company had 237,937 warrants outstanding with a weighted average remaining contractual life of 2.6 years and a weighted average exercise price of $14.50, which were issued in connection with the 2009 Notes disclosed in Note 13.

During the three months ended March 31, 2010 and 2009, no warrants were exercised.

	Warrants	Average exercise price
		US$
Outstanding warrants at January 1, 2010	237,937	14.50
Warrants granted	-	-
Exercised	-	-
Expired	-	-
Outstanding warrants at March 31, 2010	237,937	14.50

20.	COMMITMENTS AND CONTINGENCIES

Capital commitments for purchase of property and equipment and biological assets as of March 31, 2010 were $20,171,978. The Company has certain purchase commitments of $6,946,764 over six years relating to packaging materials in connection with the capital lease obligation disclosed in Note 16.

21.	SEGMENTS

The segment information for the reportable segments for the three months ended March 31, 2010 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	81,435,903	-	-	81,435,903
Goodwill	1,784,796	-	-	1,784,796
Segment income tax	1,555,817	-	30,000	1,585,817
Segment profit	10,818,558	(1,937,448)	(1,823,390)	7,057,720
Segment assets	502,550,980	154,310,071	191,452,079	848,313,130

The segment information for the reportable segments for the three months ended March 31, 2009 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	113,821,847	-	-	113,821,847
Goodwill	2,285,706	-	-	2,285,706
Segment income tax	3,673,962	-	-	3,673,962
Segment profit	35,080,733	(613,861)	4,619,856	39,086,728
Segment assets	521,933,663	105,471,223	188,442,540	815,847,426

A reconciliation of reportable segment profit and assets to the Group’s totals is as follows:

	Three months ended March 31,
	2010	2009
Profit	US$	US$
Total profit for reportable segments	7,057,720	39,086,728
Elimination of dividends	-	(7,499,959)
Income from operations before income taxes and noncontrolling interest	7,057,720	31,586,769

March 31, 2010
Assets	US$
Total assets for reportable segments	848,313,130
Total assets of discontinued operations
Elimination of investment	(120,258,945)
Elimination of intercompany receivables	(279,955,950)
Total consolidated assets	448,098,235

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

Overview

We are a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the People’s Republic of China, or the PRC.  Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns.  We have over 200 company-owned milk collection stations, seven production and distribution facilities with an aggregate milk powder production capacity of approximately 1,250 tons per day, and an extensive distribution network that reaches over 95,000 retail outlets throughout China.

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

•
Production Capacity. We believe much of the dairy market in China is still underserved, particularly with respect to infant formula.  In addition, since the melamine crisis in 2008, which did not involve any of our products, we have expanded the production capabilities at our Gannan facility and added the production facility in Longjiang to our current production capabilities. Accordingly, we believe that the ability to increase production of high quality dairy products will allow well-positioned companies to significantly increase revenues and market share.

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

•
Raw Material Supply and Prices.  The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, in 2008 our raw milk prices increased by approximately 45% and in 2009 decreased by approximately 20%, and we expect they will continue to be affected by factors such as geographic location, rising feed prices, general economic conditions such as inflation and fuel prices, and fluctuations in production, rising production costs and competition, as well as increased competition abroad and currency fluctuations.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	Three Months Ended March 31,
	2010	2009
	($ in thousands)
Sales	81,436	113,822
Cost of goods sold	(42,998)	(41,244)
Gross profit	38,438	72,578
Operating expenses:
Sales and marketing expenses	(28,282)	(31,640)
General and administrative expenses	(8,279)	(8,978)
Income from continuing operations	1,877	31,959
Other income, net	5,181	(373)
Income tax expense	(1,586)	(3,829)
Net income from discontinued operations, net of tax	-	3
Net income attributable to American Dairy, Inc.	5,534	27,787

Comparison of Three Month Periods Ended March 31, 2010 and 2009

Sales
Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products.  Sales decreased by approximately $32.4 million, or 28.5%, from approximately $113.8 million for the three month period ended March 31, 2009 to approximately $81.4 million for the three month period ended March 31, 2010.  This decrease was primarily attributable to sales reaching a peak after melamine crisis at the beginning of 2009, and subsequently returning to normal business scale. An additional influence was the increase in the price of raw milk powder and our increase in production and sales of raw milk powder, a lower margin product. The shift in product mix reflects our sales of excess inventory of lower-margin raw milk powder in an effort to manage inventory levels.

The following table sets forth information regarding the sales of our principal products during the three month periods ended March 31, 2010 and 2009:

	Three months ended March 31, 2010			Three months ended March 31, 2009			Three months ended March 31, 2010 over 2009
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales

Milk powder	8,544	64,806	79.6	12,826	107,556	94.5	(4,282)	(42,750)	(39.7)
Raw milk powder	3,525	12,423	15.2	706	2,010	1.8	2,819	10,413	518.1
Soybean powder	1,532	1,927	2.4	704	1,447	1.3	828	480	33.2
Rice cereal	257	1,623	2.0	367	2,228	1.9	(110)	(605)	(27.2)
Walnut products	88	451	0.6	128	581	0.5	(40)	(130)	(22.4)
Other	20	206	0.2	-	-	-	20	206	100.0
Total	13,966	81,436	100	14,731	113,822	100	(765)	(32,386)	(28.5)

In the three month period ended March 31, 2010, we also experienced a decrease in the average sales price per kilogram of our products, as demonstrated in the table below:

	Three Months Ended March 31,
	2010	2009
Sales revenues (in thousands)	$81,436	$113,822
Total sales volume (kilograms in thousands)	13,966	14,731
Average selling prices/kilogram	$5.83	$7.73

The decrease in average sales price per kilogram, as reflected in the table, is primarily attributable to a shift in product mix resulting from an increase in sales of raw milk powder, a lower margin product.  The decrease in average sales price per kilogram also reflects a 9.5% decrease in our sales price for milk powder.  The following table reflects the average sales price per kilogram by product for the three month period ended March 31, 2010 and 2009, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Three Months ended March 31,		Percentage
Product	2010	2009	Change
Milk powder	$7.59	$8.39	(9.5)
Raw milk powder	3.52	2.85	23.8
Soybean powder	1.26	2.06	(38.8)
Rice cereal	6.32	6.07	3.9
Walnut products	5.13	4.54	13.2
Other	10.30	-	100.0
Total	$5.83	$7.73	(24.5)

The 9.5% decrease in the average sales price per kilogram for milk powder, our primary product, is primarily attributable to an increase in promotional milk powder activities.

Cost of Goods Sold
Our cost of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs and shipping and handling costs for the products sold.  Cost of goods sold increased approximately $1.7 million, or 4.2%, from approximately $41.2 million for the three month period ended March 31, 2009 to approximately $43.0 million for the three month period ended March 31, 2010.  This increase was primarily attributable to an increase in purchase price of raw milk.

Gross Profit Margin
Our gross profit margin decreased from 63.8% for the three month period ended March 31, 2009 to 47.2% for the three month period ended March 31, 2010. This decrease was primarily attributable to the increase in the market price of raw milk, as well as the shift in our product mix to include more sales of raw milk powder, a lower margin product which reflects our efforts to manage invertory levels.  We plan to continue monitoring how our competitors attempt to reclaim market share following the melamine crisis, pursuing strategic market opportunities to maintain and expand our sales of higher margin products, and strengthening our premium quality brand awareness and distribution reach.

Operating Expenses
Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses decreased by approximately $4.0 million, or 10.0%, from approximately $40.6 million in the three month period ended March 31, 2009 to approximately $36.6 million in the three month period ended March 31, 2010. This decrease was primarily attributable to a decrease of approximately $3.4 million, or 10.6%, in sales and marketing expenses from approximately $31.6 million for the three month period ended March 31, 2009 to approximately $28.3 million for the three month period ended March 31, 2010, and a decrease of approximately $0.7 million, or 7.8%, in general and administrative expenses from approximately $9.0 million for the three month period ended March 31, 2009 to approximately $8.3 million for the three month period ended March 31, 2010.  Decreased operating expenses are mainly due to decreases in certain marketing activities, expenses decreasing with the decline of sales, a decrease on the expenditures related to legal and accounting services, a decrease of bad debt provision expenses.

Income from Continuing Operations
As a result of the foregoing, our income from continuing operations decreased by approximately $30.1 million, or 94.1%, from approximately $32.0 million in the three month period ended March 31, 2009 to approximately $1.9 million in the three month period ended March 31, 2010.

Other Income (Expenses)
Our other income (expenses) consists primarily of interest income, interest and finance costs, amortization of deferred debt issuance cost, government subsidies and other income and expense accounts.  Other income (expenses) increased approximately $5.6 million from approximately $0.4 million expenses for the three month period ended March 31, 2009 to approximately $5.2 million income for the three month period ended March 31, 2010.  The increase was primarily attributable to a decrease in interest and finance costs of approximately $0.8 million, or 46.7%, from approximately $1.6 million for the three month period ended March 31, 2009 to approximately $0.8 million for the three month period ended March 31, 2010 and an increase of government subsidies of approximately $5.0 million, or 685.8%, from approximately $0.7 million for the three month period ended March 31, 2009 to approximately $5.7 million or the three month period ended March 31, 2010, offset in part by a decrease in other income and expense accounts of approximately $0.2 million, from approximately $0.4 million income for the three month period ended March 31, 2009 to $0.2 million for the three month period ended March 31, 2010.

Income Tax Expense
We are subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC.

The estimated annual effective tax rate for the three months ended March 31, 2010 increased to 21% comparing to 12% for the three months ended March 31, 2009. The increase is mainly due to the increase in applicable income tax rate of Gannan Flying Crane Dairy Products Co., Limited in 2010.

During the three months ended March 31, 2010, the Company recorded a provision for income tax of approximately $1.6 million which are primarily of income taxes related to the business operations of our subsidiaries in the PRC.

Aggregate undistributed earnings of approximately $72 million as of March 31, 2010 of our PRC subsidiaries that are available for distribution to us are considered to be indefinitely reinvested under US GAAP, and accordingly, no provision has been made for the Chinese dividends withholding taxes that would be payable upon distribution to us. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

We are subject to taxation in the US and PRC. Our tax years from 2004 to 2009 remain open in various jurisdictions.

Net Income from Discontinued Operations
Due to the completion of the sale of our subsidiary, Heilongjiang Moveup Co., Limited, or Moveup, in May 2009, Moveup’s accounts are reflected in our financial statements as discontinued operations.  Our net income from discontinued operations decreased from approximately $3,214 for the three month period ended March 31, 2009 to $nil for the three month period ended March 31, 2010.

Liquidity and Capital Resources

We had retained earnings of approximately $79.2 million at March 31, 2010 and $73.7 million at December 31, 2009.  As of March 31, 2010, we had cash and cash equivalents of approximately $55.9 million and total current assets of approximately $175.6 million.  As of March 31, 2010, we had a working capital surplus of approximately $8.8 million. We have financed our activities to date principally from cash generated from operations, the proceeds from sales of convertible notes, the proceeds from sale of a subsidiary and common stock financing.

Our summary cash flow information is as follows:

	Three Months Ended March 31,
Net cash provided by (used in):	2010	2009
	($ in thousands)
Operating activities	25,714	43,626
Investing activities	(8,770)	(7,918)
Financing activities	(10,086)	5,361

Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased approximately $17.9 million, from approximately $43.6 million in the three month period ended March 31, 2009 to approximately $25.7 million in the three month period ended March 31, 2010.  This decrease was primarily attributable to a decrease in net income from continuing operations of approximately $22.3 million, an increase in loss on sale of biological assets of approximately $2.4 million, an increase in inventory of approximately $5.0 million, an increase in other receivable of approximately $3.2 million, and a decrease in other payable of approximately $9.1 million.  This decrease was offset in part by a decrease in trade receivable of approximately $3.0 million, a decrease in prepaid expenses of approximately $1.7 million, a decrease in advance to suppliers of approximately $2.2 million, an increase in accounts payables and accrued expenses of approximately $10.1 million, and an increase in advance from customers of approximately $5.2 million.

Net Cash Used in Investing Activities
Net cash used in investing activities decreased approximately $0.9 million, from approximately $7.9 million in the three month period ended March 31, 2009 to approximately $8.8 million in the three month period ended March 31, 2010.  This decrease was primarily attributable to a decrease in proceeds from sale of a subsidiary of approximately $6.6 million, a decrease in purchase of biological assets of approximately $1.4 million, and a decrease in proceeds from receipt of principal payments of short term notes and loans receivable of approximately $1.2 million. This decrease was offset in part by a decrease of approximately $7.3 million in purchase of property and equipment and a decrease of approximately $2.2 million in purchase of a dairy operation.

Net Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities decreased approximately $15.4 million, from net cash provided by financing activities of approximately $5.4 million in the three month period ended March 31, 2009 to net cash used in financing activities of approximately $10.1 million in the three month period ended March 31, 2010.  This decrease was primarily attributable to an increase of approximately $8.7 million in repayment of short term loan, a decrease of approximately $3.1 million in proceeds from short term notes and loans payable, and a decrease of approximately $3.8 million in proceeds from long term debt.

Outstanding Indebtedness

Equipment Financing
In October 2009, we entered into a loan agreement with a bank in the PRC for a principal amount of up to $9.2 million for the purpose of financing the purchase of certain equipment. As of December 31, 2009, there was approximately $4.0 million in principal payable under this loan. The loan bears interest at the six-month LIBOR rate plus 1.95%, with principal payable in 10 equal semi-annual installments and interest payable semi-annually. The loan agreement contains certain customary events of default, including failure to pay any interest or principal on the loan, failure to comply with any provision under the agreement, the occurrence of certain insolvency events, and other material adverse events. The loan agreement also contains a financial covenant requiring us to maintain a debt to earnings ratio. At December 31, 2009, we were in technical default of the financial covenant. The bank did not provide notice of default, waived the technical default at December 31, 2009, and agreed to revise the financial covenant to measure compliance on a 12-month rolling basis rather than quarter by quarter. At March 31, 2010, we were in technical default of the financial covenant. The bank did not provide notice of default, waived the technical default, and agreed to adjust the leverage ratio for the second and third quarters of 2010.  However, we may be unable to comply with the revised financial covenant in the future or to obtain a waiver from the bank. Our inability to comply with the covenant in the future may impact our ability to draw against the facility, constitute an event of default under the loan agreement, impact our ability to obtain additional debt, and have an adverse effect on our business and financial condition.

We have a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of approximately $731,000 and require a approximately $146,000 payment on January 30th of each year after successful completion of production quality tests. The equipment will be depreciated over its estimated productive life of 14 years when it is placed into service.  As of March 31, 2010 and 2009, we had approximately $1.5 million and $nil, respectively, of equipment under construction subject to the capital lease obligation.

Other Factors Affecting our Liquidity and Capital Resources

Expansion Strategy
We believe the market for dairy products in China is growing rapidly, including the market for high quality dairy products.  Our growth strategy involves capturing as much of this market as possible during this rapid growth phase.  To implement this strategy we plan to expand our sales and marketing capabilities by implementing new targeted strategies and promotions as well as strengthen and expand our distribution points.  We also plan to invest in marketing, which will strengthen our premium quality brand awareness, and to strategically align sourcing, production and distribution by region.  Our expansion strategy will require the continued retention and investment of our earnings from operations and, we believe, additional funding from private debt and equity financing.  In general, the commitment of funds toward expansion tends to impair liquidity.  However, we believe that because of the upward trend in our revenues in recent years, even if this trend levels off, our income from continuing operations coupled with such additional financing should provide sufficient liquidity to meet our overall needs.  As of March 31, 2010, we had a working capital surplus of approximately $8.8 million. We believe our cash and cash equivalents are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.

Investments in a new subsidiary
In January 2010, our subsidiary Heilongjiang Flying Crane Trading Co., Limited, or Heilongjiang Trading, was registered in Heilongjiang Province, China. As of March 31, 2010, we paid approximately $293,000 of the total registered capital of approximately $1.5 million, and we held an 85% equity interest in this subsidiary. The primary business of Heilongjiang Trading is to sell milk and soybean related products.

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

In the subscription agreement, we also agreed, until August 2012, not to issue new shares of our common stock at a price below $30.00 per share without the prior written consent of a majority in interest of the Purchasers, subject to certain exceptions. We also granted each of the Purchasers a participation right to purchase up to such person’s pro rata share of any new securities we may, from time to time, propose to issue after the closing date, subject to certain exceptions. Furthermore, if the average of closing prices of our common stock for the fifteen trading days commencing on the third anniversary of the closing date is less than $39.00 per share, the Purchasers will have the right to cause us to repurchase all (but not less than all) of the securities acquired by the Purchasers in connection with the agreement. The repurchase price would be an amount equal to the issuance price plus a 5% annual compounded return from the date the repurchase notice is delivered. In addition, because we did not meet certain earnings per share targets for 2009, we issued the maximum 525,000 additional shares of our common stock in March 2010 to the Purchasers pursuant to the agreement. Therefore, we will have no earnings per share targets for 2010 to satisfy under the agreement.

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

Estimates of allowances for bad debts – We periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances. We perform this review quarterly, and in determining the allowances, a number of factors are considered, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry.  As a result of this review, we have decreased our estimated allowance for bad debts by $261,959 for the three months ended March 31, 2010 and increased it by $2,178,246 for the three months period ended March 31, 2009.  Although our write-offs of bad debts have been minimal in recent years and we have no write-offs in the three months ended March 31, 2010, events and circumstances could occur that would require that we increase our allowance in the future.

Estimate of the useful lives of property and equipment and biological assets – We estimate the useful lives and residual values of our property and equipment and biological assets. We also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the three month periods ended March 31, 2010 and March 31, 2009.

Inventory – We value inventories at the lower of cost or market value.  We determine the cost of inventories using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition.  We determine whether we have any excessive, slow moving, obsolete or impaired inventory.  We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions.  We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value.  If actual market conditions change, additional provisions may be required. As a result of these reviews, we reduced our estimated reserve for obsolescence by $80,041 for the three months ended March 31, 2010 and reduced it by $543,210 for the three months period ended March 31, 2009.

Goodwill – We test goodwill annually for impairment or more frequently if events or changes in circumstances indicate that it might be impaired. We perform impairment tests at the reporting unit level to identify potential goodwill impairment.  We recognize a goodwill impairment loss in our statements of operations when the carrying amount of goodwill exceeds its implied fair value.  We perform the impairment test at the end of the fourth quarter each year.  No impairment testing was performed as of March 31, 2010, and therefore, we recognized no impairment loss for the three months ended March 31, 2010.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed. Revenue is shown net of sales returns, which amounted to 0% and less than 0.50% of total sales for the three months ended March 31, 2010 and March 31, 2009, respectively, and net of sales discounts, which is determined based on our distributors’ sales volumes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We conduct all of our operations in the PRC, and the Renminbi, sometimes abbreviated as “RMB,” is the national currency in which our operations are conducted. We have not utilized any derivative financial instruments or any other financial instruments, nor do we utilize any derivative commodity instruments in our operations, nor any similar market sensitive instruments.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rates at March 31, 2010 and December 31, 2009 were both approximately 6.8 Renminbi to 1 U.S. dollar.  The exchange rate is currently permitted to float within a very limited range.

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

Management has evaluated the effectiveness of our disclosure controls and procedures for the year ended December 31, 2009, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. Consequently, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at December 31, 2009. This weakness relates to not effectively and timely assessing the accounting treatment for certain routine and non-routine transactions. Management is still in the process of evaluating the effectiveness of our disclosure controls and procedures for 2010.

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

Remediation Plan
We are devoting significant resources to remediating the material weakness identified above and to improving our internal controls, including hiring additional accounting, internal audit and finance staff, engaging consultants to assist with these functions, upgrading our systems, and implementing additional financial and management controls, reporting systems and procedures. We had spent an aggregate of approximately $1 million to date on improving our controls. However, we do not expect that our plan will fully remediate the material weakness identified above until at least the third quarter of  2010, and it may not ensure the adequacy of our internal controls over our financial reporting and processes in the future.

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

Changes in Internal Controls
We have implemented certain remedial measures described above, including hiring additional accounting, internal audit and finance staff, engaging consultants to assist with these functions and training our staff. We continue to work on staff training, upgrading our systems, and implementing more rigorous and additional financial and management controls, reporting systems, policies and procedures and increasing our corporate audit focus on key accounting controls and processes, including documentation requirements. We expect to continue to implement these and additional financial and management controls, reporting systems and procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various claims and lawsuits incidental to our business.  Other than as disclosed below, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

We are a plaintiff in a lawsuit entitled American Dairy, Inc. v. Murrell, Hall, McIntosh & Co. PLLP (“MHM”) et al., filed on April 15, 2008 in the United States District Court for the Western District of Oklahoma. This suit alleges that our previous independent auditor, MHM, breached its duties of due care and professional competence by failing to perform its audits in accordance with professional standards of care in that MHM improperly and negligently (i) accepted Henny Wee & Co.’s representation that it was independent and otherwise failed to make sufficient inquiries concerning Henny Wee & Co.’s independence, and (ii) permitted Henny Wee & Co. to perform such a significant and material part of the audit work that MHM should have evaluated whether it could act as principal auditor and report on our financial statements. We are seeking compensatory damages of not less than $10.0 million in connection with this suit.

Item 1A. Risk Factors

Set forth below are the risk factors we have revised from those appearing in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 16, 2010, as amended on April 30, 2010.  Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our 2009 Form 10-K, as well as information in our other reports filed with the SEC from time to time.  Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial could also materially and adversely affect our business, financial condition, operating results and/or cash flow.

The terms of our subscription agreement with the Purchasers may have adverse impacts on us.

In August 2009, pursuant to a subscription agreement, we issued 2,100,000 shares of our common stock to the Purchasers for an aggregate purchase price of $63.0 million. The subscription agreement includes several provisions that could have an adverse effect on us. We have agreed not to issue new shares of our common stock at a price below $30.00 per share without the prior written consent of a majority in interest of the Purchasers, subject to certain exceptions, which could preclude us from raising additional funds. In addition, because we did not meet certain earnings per share targets for 2009, we issued 525,000 additional shares of our common stock to the Purchasers pursuant to the agreement, which resulted in immediate and substantial dilution to our shareholders. Furthermore, if the average closing price of our common stock for the fifteen trading days commencing on the third anniversary of the closing date is less than $39.00 per share, the purchasers will have the right to cause us to repurchase all of the securities acquired in connection with the agreement, which could significantly impact our liquidity and capital resources.

Financial covenants in our loan agreement could restrict our ability to obtain new debt and our failure to comply with it could adversely affect our business and financial condition.

In October 2009, we entered into a loan agreement with a bank in the PRC for a principal amount of up to $9.2 million for the purpose of financing the purchase of certain equipment. As of March 31, 2010, there was approximately $4.1 million in principal payable under this loan. The loan agreement contains a financial covenant requiring us to maintain a debt to earnings ratio. At December 31, 2009, we were in technical default of the financial covenant under the loan agreement. The bank did not provide notice of default, waived the technical default at December 31, 2009, and agreed to revise the financial covenant to measure compliance on a 12-month rolling basis rather than quarter by quarter. At March 31, 2010, we were in technical default of the financial covenant under the loan agreement. The bank did not provide notice of default, waived the technical default, and agreed to adjust the leverage ratio for the second and third quarters of 2010. We may continue to have difficulties complying with this covenant in the future or to obtain a waiver from the bank. Our inability to comply with the covenant may impact our ability to draw against the facility, constitute an event of default under the loan agreement, impact our ability to obtain additional debt, and have an adverse effect on our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases during the three months ended March 31, 2010 made by us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3)) of equity securities that are registered pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1, 2010 to January 31, 2010	0	n/a
February 1, 2010 to February 28, 2010	0	n/a
March 1, 2010 to March 31, 2010	47,890	$20.79
Total	47,890	$20.79

(1)
Represents purchases of shares of our common stock by Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, in open market transactions, which were not made pursuant to any publicly announced share purchase plan or program.

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

American Dairy, Inc.

Date: May 10, 2010	By:	/s/ Leng You-Bin
Leng You-Bin
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Jonathan H. Chou
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