Form 10-Q
period 2010-06-30
AMERICAN DAIRY INC
filed 2010-08-09
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

or
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

The number of shares outstanding of the registrant’s common stock as of August 6, 2010 was 22,279,376.

AMERICAN DAIRY, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

Unless the context otherwise requires, the terms “we,” “us,” “our,” “American Dairy,” and “the Company” refer to American Dairy, Inc., a Utah corporation, and its consolidated subsidiaries.  References to “dollars” and “$” are to United States dollars.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2010	December 31, 2009
	US$	US$

Assets
Current assets:
Cash and cash equivalents	12,695,511	48,949,524
Restricted cash	9,607,045	-
Notes and loans receivable, net of allowance of $4,000,000	155,245	438,776
Trade receivables, net of allowance of $594,666 and $791,119, respectively	23,038,198	27,495,190
Due from related parties	2,409,029	2,188,243
Employee receivables	1,214,838	396,724
Advances to suppliers	23,395,479	24,417,968
Inventories, net of allowance of $87,068 and $518,561, respectively	58,284,823	59,044,665
Prepayments and other current assets	280,972	1,814,472
Refundable taxes	7,400,017	8,532,629
Other receivables	1,932,667	4,307,680
Short term investment	2,937,461	-
Total current assets	143,351,285	177,585,871

Investments:
Investment in mutual funds – available for sale	102,581	136,466
Investment at cost	264,370	263,264
	366,951	399,730
Property and equipment:
Property and equipment, net	155,747,540	154,572,409
Construction in progress	33,059,104	23,170,909
	188,806,644	177,743,318
Biological assets:
Immature biological assets	35,137,414	35,672,123
Mature biological assets, net	19,288,183	13,232,124
	54,425,597	48,904,247

Other assets:
Deferred tax assets	3,632,815	3,632,815
Prepaid leases	28,786,650	29,016,486
Other intangible assets, net	664,139	821,331
Goodwill	1,796,470	1,784,331
Deferred debt issuance cost, net	-	369,608
Total assets	421,830,551	440,257,737

Liabilities
Current liabilities:
Current maturities of long term debt	7,343,654	7,312,935
Notes and loans payable	45,515,008	62,372,922
Accounts payable	41,385,640	37,956,046
Accrued expenses	10,834,587	8,365,245
Income tax payable	1,108,661	2,980,774
Advances from customers	6,876,878	6,893,947
Due to related parties	119,026	10,531,851
Advances from employees	443,071	483,647
Accrued employee benefits	4,696,307	4,120,053
Other payables	43,807,803	23,693,617
Current portion of capital lease obligation	155,624	-
Total current liabilities	162,286,259	164,711,037

Long term debt, net of current portion	28,522,751	32,427,230
Capital lease obligation, net of current portion	602,122	-
Long term tax payable	5,057,504	4,747,083
Deferred income	8,897,018	10,538,313
Performance share obligation	-	11,382,000
Total liabilities	205,365,654	223,805,663

Commitments and contingencies (see Note 21)

Redeemable common stock (US$0.001 par value, 2,625,000 and 2,100,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively)	65,027,093	53,645,093

Equity
American Dairy, Inc. shareholders' equity:
Common stock (US$0.001 par value, 50,000,000 shares authorized; 19,654,376 and 19,607,376 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively)	19,654	19,607
Additional paid-in capital	57,256,826	54,482,098
Common stock warrants	1,774,151	1,774,151
Statutory reserves	6,861,224	6,861,224
Accumulated other comprehensive income	26,534,044	25,651,571
Retained earnings	58,631,883	73,672,879
Total American Dairy, Inc. shareholders' equity	151,077,782	162,461,530
Noncontrolling interests	360,022	345,451

Total equity	151,437,804	162,806,981

Total liabilities, redeemable common stock, and equity	421,830,551	440,257,737

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	US$	US$	US$	US$

Sales	52,194,506	41,186,466	133,630,409	155,008,313

Cost of goods sold	(33,730,167)	(17,054,053)	(76,728,349)	(58,298,322)

Gross profit	18,464,339	24,132,413	56,902,060	96,709,991

Operating expenses:
Sales and marketing expenses	(29,571,923)	(20,676,176)	(57,853,747)	(52,316,064)
General and administrative expenses	(7,080,692)	(2,322,879)	(12,574,515)	(11,301,083)
Loss on disposal of biological assets	(5,788,171)	(457,942)	(8,573,433)	(820,801)
Total operating expenses	(42,440,786)	(23,456,997)	(79,001,695)	(64,437,948)

(Loss) income from continuing operations	(23,976,447)	675,416	(22,099,635)	32,272,043

Other income (expenses):
Interest income	109,550	118,768	207,186	211,085
Interest and finance costs	(714,099)	(1,828,430)	(1,558,962)	(3,413,977)
Amortization of deferred debt issuance cost	(356,737)	(33,914)	(376,057)	(67,828)
Government subsidy	3,419,709	6,014,120	9,158,482	6,744,408
Other income, net	155,343	727,685	364,025	1,514,681

(Loss) income before income tax	(21,362,681)	5,673,645	(14,304,961)	37,260,412

Income tax benefit (expense)	642,196	(1,345,393)	(943,621)	(5,174,741)
(Loss) income from continuing operations, net of tax	(20,720,485)	4,328,252	(15,248,582)	32,085,671

Net income from discontinued operations, net of tax	-	3,286,694	-	3,289,908
Net (loss) income	(20,720,485)	7,614,946	(15,248,582)	35,375,579
Add: Net loss attributable to noncontrolling interests	145,893	16,497	207,586	42,645
Net (loss) income attributable to American Dairy, Inc.	(20,574,592)	7,631,443	(15,040,996)	35,418,224

(Loss) earnings per share of common stock – Basic
(Loss) income from continuing operations attributable to American Dairy, Inc.	(0.92)	0.25	(0.68)	1.86
Income from discontinued operations attributable to American Dairy, Inc., net of tax	-	0.19	-	0.19
Net (loss) income attributable to American Dairy, Inc.	(0.92)	0.44	(0.68)	2.05
(Loss) earnings per share of common stock – Diluted
(Loss) income from continuing operations attributable to American Dairy, Inc.	(0.92)	0.24	(0.68)	1.67
Income from discontinued operations attributable to American Dairy, Inc., net of tax	-	0.16	-	0.17
Net (loss) income attributable to American Dairy, Inc.	(0.92)	0.40	(0.68)	1.84

Weighted average shares of common stock outstanding
Basic	22,273,266	17,339,311	22,009,564	17,296,845
Diluted	22,273,266	20,161,916	22,009,564	19,712,263

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
(unaudited)

	American Dairy, Inc. Shareholders
	Common stock
	(US$0.001 par value)		Additional	Common		Accumulated Other				Total
	Number of Shares	Par Value	Stock Capital	Share Warrants	Statutory Reserves	Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total Equity	Comprehensive Income
		US$	US$	US$	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2010	19,607,376	19,607	54,482,098	1,774,151	6,861,224	25,651,571	73,672,879	345,451	162,806,981
Stock compensation	-	-	1,912,035	-	-	-	-	-	1,912,035
Option exercise	8,000	8	95,992	-	-	-	-	-	96,000
Net Income	-	-	-	-	-	-	(15,040,996)	(207,586)	(15,248,582)	(15,248,582)
Other comprehensive income:
Currency translation adjustments	-	-	-	-	-	916,358	-	2,785	919,143	919,143
Change in fair value of available for sale investments, net of tax $(8,471)	-	-	-	-	-	(33,885)	-	-	(33,885)	(33,885)
Comprehensive income										(14,363,324)
Investment in a new subsidiary	-	-	-	-	-	-	-	219,372	219,372
Shares issued for services	39,000	39	766,701	-	-	-	-	-	766,740
Balance as of June 30, 2010	19,654,376	19,654	57,256,826	1,774,151	6,861,224	26,534,044	58,631,883	360,022	151,437,804

	American Dairy, Inc. Shareholders
	Common stock
	(US$0.001 par value)		Additional	Common		Accumulated Other				Total
	Number of Shares	Par Value	Stock Capital	Share Warrants	Statutory Reserves	Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total Equity	Comprehensive Income
		US$	US$	US$	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2009	17,253,907	17,254	26,758,425	3,003,448	6,861,224	25,146,055	54,091,493	546,447	116,424,346
Stock compensation	-	-	1,024,052	-	-	-	-	-	1,024,052
Warrants exercise	300,400	300	970,304	(294,702)	-	-	-	-	675,902
Net income	-	-	-	-	-	-	35,418,224	(42,645)	35,375,579	35,375,579
Other comprehensive income:
Currency translation adjustments	-	-	-	-	-	339,393	-	-	339,393	339,393
Change in fair value of available for sale investments, net of tax $10,841	-	-	-	-	-	43,362	-	-	43,362	43,362
Comprehensive income										35,758,334
Sales of a subsidiary	-	-	-	-	-	-	-	(82,726)	(82,726)
Balance as of June 30, 2009	17,554,307	17,554	28,752,781	2,708,746	6,861,224	25,528,810	89,509,717	421,076	153,799,908

The accompanying notes are an integral part of these financial statements.

AMERICAN DAIRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2010	2009
	US$	US$

Cash flows from operating activities:
Net (loss) income	(15,248,582)	35,375,579
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	3,822,024	2,432,889
Depreciation of biological assets	1,595,621	596,436
Amortization of prepaid leases	350,376	330,080
Amortization of capital lease obligation	19,523	-
Amortization of other intangible assets	161,669	-
Amortization of deferred income	-	(6,880)
Gain on sale of property and equipment	(3,632)	-
Loss on sale of biological assets	8,573,433	820,801
Provision for bad debts	(199,776)	321,714
Provision for inventory reserve	(432,012)	(127,690)
Compensation expense from option awards	1,912,035	1,024,052
Compensation expense from shares issued for services	766,740	-
Net income from discontinued operations, net of tax	-	(3,289,908)
Interest expense from amortization of note discounts	-	2,974,327
Amortization of deferred debt issuance cost	376,057	67,828

Changes in assets and liabilities:
Decrease in trade receivables	4,656,768	4,977,554
Increase in due from related parties	(220,786)	(2,717,150)
(Increase) decrease in employee receivable	(818,114)	107,686
Decrease (increase) in inventories	1,191,854	(12,599,062)
Increase in advances to suppliers	(2,472,245)	(3,571,671)
Decrease in prepayments and other current assets	1,533,501	9,186
Decrease (increase) in refundable taxes	1,132,611	(3,158,092)
Decrease (increase) in other receivable	2,375,016	(1,358,602)
Increase in accounts payable and accrued expenses	5,898,936	116,426
Decrease in income taxes payable	(1,872,113)	(882,897)
Decrease in advances from customers	(17,069)	(559,547)
Increase in due to related parties	947	46,551
Decrease in advances from employees	(40,576)	(705,246)
Increase (decrease) in other payables	2,856,888	(3,985,579)
Increase in long term tax payable	310,421	2,077,856
(Decrease) increase in deferred income	(1,590,848)	3,287,168
Net cash provided by continuing operations	14,618,667	21,603,809
Discontinued operations	-	(2,108,429)
Net cash provided by operating activities	14,618,667	19,495,380

Cash flows from investing activities:
Purchase of property and equipment	(12,694,632)	(23,107,555)
Purchase of biological assets	(7,179,417)	(6,801,901)
Purchase of short term investment	(2,937,461)	-
Proceeds from receipt of principal payments of short term notes and loan receivable	246,310	1,493,245
Proceeds from disposal of property and equipment	32,182	-
Change in restricted cash	(9,607,045)	-
Purchase of a dairy operation	-	(3,287,167)
Proceeds from sale of a subsidiary	-	38,957,413
Proceeds from disposal of biological assets	1,362,592	61,600
Net cash (used in) provided by continuing operations	(30,777,471)	7,315,635
Discontinued operations	-	-
Net cash (used in) provided by investing activities	(30,777,471)	7,315,635

Cash flows from financing activities:
Proceeds from short term notes and loans payable	3,760,228	16,932,423
Proceeds from long term debt	3,266,638	10,748,531
Repayment of long term debt	(7,404,199)	(408,311)
Repayment of short term debt	(20,807,807)	(26,985,381)
Capital injection in a new subsidiary by noncontrolling interest	219,372	-
Proceeds from option exercise	96,000	-
Proceeds from warrant exercise	-	675,902
Net cash (used in) provided by continuing operations	(20,869,768)	963,164
Discontinued operations	-	-
Net cash (used in) provided by financing activities	(20,869,768)	963,164

Effect of exchange rate changes on cash	774,559	523,203
Net decrease in cash from discontinued operations	-	2,108,429

Net (decrease) increase in cash and cash equivalents	(36,254,013)	30,405,811
Cash and cash equivalents, beginning of period	48,949,524	11,785,408
Cash and cash equivalents, end of period	12,695,511	42,191,219

Supplemental disclosure of cash flow information:
Income tax paid	(1,037,333)	(5,807,314)
Tax refunds received	4,713,328	6,336,755
Interest paid	(2,394,782)	(940,522)

Non-cash investing and financing activities:
Issuance of performance shares of common stock	11,382,000	-
Capital lease obligation for the purchase of property and equipment	735,179	-

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

The core activities of subsidiaries included in the condensed consolidated financial statements are as follows:

•	American Flying Crane Corporation – Investment holding
•	Langfang Flying Crane Dairy Products Co., Limited – Packaging and distributing dairy products
•	Gannan Flying Crane Dairy Products Co., Limited (“Gannan Feihe”) – Manufacturing dairy products
•	Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”) – Manufacturing and distributing dairy products
•	Baiquan Feihe Dairy Co., Limited – Manufacturing of dairy products
•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited – Marketing and distributing dairy products
•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (“Shanxi Feihesantai”) – Manufacturing and distribution of walnut products
•	Heilongjiang Feihe Kedong Feedlots Co., Limited – Breeding and rearing of dairy cows, and distribution of fresh milk
•	Heilongjiang Feihe Gannan Feedlots Co., Limited – Breeding and rearing of dairy cows, and distribution of fresh milk
•	Qiqihaer Feihe Soybean Co., Limited – Manufacturing and distribution of soybean products
•	Heilongjiang Aiyingquan International Trading Co., Limited – Marketing and distribution of water and cheese, specifically marketed for consumption by children
•
Heilongjiang Flying Crane Trading Co., Limited – Distribution of milk and soybean related products. The subsidiary was registered in Heilongjiang province, China on January 22, 2010. The Group holds an 85% equity interest of the total paid-in capital of RMB 10,000,000 (or approximately $1.5 million) of Heilongjiang Flying Crane Trading Co., Limited.

2.           BASIS OF PREPARATION

The condensed consolidated balance sheets as of December 31, 2009, which have been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed consolidated interim financial statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring accruals) necessary to present fairly its financial position and the results of its operations and cash flows.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with the SEC on Form 10-K for the year ended December 31, 2009.  The interim operating results are not necessarily indicative of the results to be expected for an entire year.

In the second quarter of 2010, the Company incurred a significant loss and also had a working capital deficit. The Company has taken various actions to conserve cash, procure additional financing and improve liquidity. Such actions include reducing working capital requirements in operations through improving the Company’s sales process, accelerating accounts receivables collection, strengthening control on operating expenditures and renewing short term borrowings. Considering the forecasted revenue and the Company’s ability to generate operating cash flow, the Company has prepared the condensed consolidated financial statements assuming that the Company will continue as a going concern.

For the period ended June 30, 2010, the Company has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K for the year ended December 31, 2009, except for the following recently adopted accounting pronouncements.

Recently adopted accounting pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

Recently issued accounting pronouncements not yet adopted

On March 5, 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements

In March 2010, FASB issued authoritative guidance regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The guidance will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In April 2010, the FASB issued authoritative guidance regarding the milestone method of revenue recognition. The scope of this guidance is limited to arrangements that include milestones relating to research or development deliverables. The guidance specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this guidance regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The guidance will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3.	TAXATION

The Company is subject to U.S. federal and state income taxes, and the Company’s subsidiaries incorporated in the PRC are subject to enterprise income taxes in the People’s Republic of China (the “PRC”).  The income tax expense is comprised primarily of enterprise income taxes related to the business operations of the Company’s subsidiaries in the PRC.

The Company’s provision for income taxes consists of the Company’s current tax liability and changes in deferred income tax assets and liabilities. Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently effective tax rates and laws.

The Company recorded a benefit (expense) for income tax of approximately $0.6 million and $(1.3) million for the three month periods ended June 30, 2010 and 2009, respectively, and $(0.9) million and $(5.2) million for the six month periods ended June 30, 2010 and 2009, respectively.   The estimated annual effective tax rate for the three months ended June 30, 2010 decreased to 3.0%, compared to 23.7% for the three months ended June 30, 2009. The estimated annual effective tax rate for the six months ended June 30, 2010 decreased to 6.6%, compared to 13.9% for the six months ended June 30, 2009.  The decreases were primarily attributable to the Company’s operating loss from business operations of the Company’s subsidiaries in the PRC.

Aggregate undistributed earnings of approximately $114 million as of June 30, 2010 of the Company's PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested under U.S. GAAP, and accordingly, no provision has been made for the Chinese dividends withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

The Company is subject to taxation in the US and PRC. The Company's tax years from 2004 to 2009 remain open in various jurisdictions.

4.	(LOSS) EARNINGS PER SHARE

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted (loss) earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted-average shares – Basic	22,273,266	17,339,311	22,009,564	17,296,845
Effect of dilutive securities
Stock option	-	515,298	-	135,615
Warrants	-	773,833	-	746,329
Convertible notes	-	1,533,474	-	1,533,474
Weighted-average shares – Diluted	22,273,266	20,161,916	22,009,564	19,712,263

As of June 30, 2010, 1,476,654 performance stock options and 237,937 warrants were excluded from the calculation of diluted income per share for the three and six months ended June 30, 2010, because their effects were anti-dilutive using the treasury stock method.

5.	DISCONTINUED OPERATIONS

Heilongjiang Moveup Co., Limited (“Moveup”) was initially formed in October 2007 to serve as an acquisition vehicle in connection with the Company’s proposed acquisition of 100% of the outstanding equity interest in Ausnutria Dairy (Hunan) Company Ltd. (“Ausnutria”), a distributor of dairy products focused on the high-end segment of the dairy products market in the PRC.  In 2007 and 2008, the Company entered into several agreements with Ausnutria in connection with this transaction, which did not close.

In December 2008, the Company and Ausnutria’s owners entered into a letter of intent to unwind the transactions.  Accordingly, the prior transactions to acquire Ausnutria were effectively cancelled and Moveup is reflected in the Company’s consolidated financial statements as a discontinued operation.  In February 2009, the Company, through its subsidiary Feihe Dairy, entered into an equity purchase agreement pursuant to which Feihe Dairy and the minority shareholder of Moveup, Liu Sheng-Hui, one of the Company’s directors and Vice President of Finance of Feihe Dairy, each agreed to sell to Hunan Xindaxin Co., Ltd. 100% of their equity interests in Moveup for an aggregate consideration of approximately $43.3 million.  The Company received approximately $4.4 million in 2008 and approximately $6.6 million in January 2009 from the purchasers. In May 2009, the final tranche of approximately $32.3 million was released from an escrow account to Feihe Dairy and Mr. Liu and a resulting gain on sale of a subsidiary of $2,552,733 was recognized in the consolidated statements of operations during the second quarter of 2009.

The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	US$	US$	US$	US$

Sales	-	3,980,513	-	10,451,277

Income from operations	-	1,273,362	-	1,301,909
Gain on sale of subsidiary	-	2,552,733	-	2,552,733
Income tax expense	-	(539,401)	-	(564,734)
Net income from discontinued operations	-	3,286,694	-	3,289,908

6.	COMPREHENSIVE (LOSS) INCOME

As of June 30, 2010 and 2009, comprehensive (loss) income consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	US$	US$	US$	US$

Net (loss) income	(20,720,485)	7,614,946	(15,248,582)	35,375,579
Other comprehensive (loss) income:
Cumulative currency translation adjustments	953,720	63,476	919,143	339,393
Change in fair value of available for sale investment	(24,835)	23,332	(33,885)	43,362
Total comprehensive (loss) income	(19,791,600)	7,701,754	(14,363,324)	35,758,334

7.	RESTRICTED CASH

Restricted cash consists of bank demand deposits for letters of credit and short-term notes payable. These instruments are mainly used by the Company for the short-term financing of imported dairy cows for Heilongjiang Feihe Yuanshengtai Co., Ltd (“Yuanshengtai”) (see Note 16) and the purchase of whey powder.

8.	INVENTORIES, NET

The inventory amounts included in the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 comprised the following:

	June 30, 2010	December 31, 2009
	US$	US$

Raw materials	20,415,805	23,360,410
Work-in-progress	31,713,327	34,486,084
Finished goods	6,242,759	1,716,732
Less: Inventory provision	(87,068)	(518,561)
Total inventories, net	58,284,823	59,044,665

9.	ADVANCES TO SUPPLIERS

Advances to suppliers consist primarily of advances for the purchase of dairy cows, as well as advance payments for advertisements, inventories and equipment, not delivered at the balance sheet date.  The Company utilizes advances to suppliers in an effort to keep future purchasing prices stable and consistent.

Advanced amounts are refundable if the transaction is not completed by the other party in accordance with the terms of the contract or agreement.  During the three and six month periods ended June 30, 2010 and June 30, 2009, no advances to suppliers were refunded in cash, and the Company has a minimal refund history.

10.	INVESTMENT IN MUTUAL FUNDS – AVAILABLE FOR SALE

At June 30, 2010, the Group had the following investment measured at fair value:

Description	June 30, 2010	Quoted prices in active markets of identical assets (Level 1)
	US$	US$
Assets:
Investment in mutual funds	102,581	102,581

At December 31, 2009, the Group had the following investment measured at fair value:

Description	December 31, 2009	Quoted prices in active markets of identical assets (Level 1)
	US$	US$
Assets:
Investment in mutual funds	136,466	136,466

11.           OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
	US$	US$
Production permit	-	68,254
Exclusive right of milk supply	664,139	753,077
Total other intangible assets, net	664,139	821,331

Amortization expense for the six months ended June 30, 2010 and 2009 was $161,669 and $nil, respectively.

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

12.	NOTES AND LOANS PAYABLE

Notes and loans payable included in the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 comprised the following:

	June 30, 2010	December 31, 2009
	US$	US$
Unsecured, non-interest bearing loan payable to an unrelated party, due on demand.	442,600	442,600

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 4, 2010	-	2,193,881

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 5, 2010	-	3,656,468

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on March 31, 2010	-	3,773,475

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on May 22, 2010	-	4,972,796

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on May 22, 2010	-	2,340,139

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by buildings of Qiqihaer Feihe Soybean Co., Limited, guaranteed by Feihe Dairy, payable with interest on maturity, due on July 19, 2010 (i)	1,783,039	1,775,581

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy, payable with interest on maturity, due on July 19, 2010 (i)	713,803	1,149,593

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy, payable with interest on maturity, due on July 19, 2010 (i)	5,874,923	5,850,348

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy, payable with interest on maturity, due on August 30, 2010 (ii)	2,937,461	2,925,174

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy, payable with interest on maturity, due on September 28, 2010 (ii)	1,468,731	1,462,587

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by a building, payable with interest on maturity, due on September 14, 2010	11,896,719	11,846,955

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by a building, payable with interest on maturity, due on September 15, 2010	2,790,588	2,778,915

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy, payable with interest on maturity, due on October 22, 2010 (ii)	2,937,461	2,925,174

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, guaranteed by Feihe Dairy, payable with interest on maturity, due on November 12, 2010	5,874,923	5,850,348

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, guaranteed by Feihe Dairy, payable with interest on maturity, due on December 23, 2010	4,699,938	4,680,278

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 13, 2011	2,349,969	-

Notes payable to local suppliers, bearing no interest (see Note 7)	1,424,669	3,429,767

Unsecured, non-interest bearing loan payable to County Finance Department, due on demand (iii)	320,184	318,053

Total	45,515,008	62,372,922

(i)
In connection with the purchase of raw materials by Qiqihaer Feihe Soybean Co., Limited, Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on July 20, 2009 and ending on July 19, 2010. The maximum potential future payment amount under the terms of the guarantee is RMB 63,200,000 (or $9,282,000) as of June 30, 2010.

(ii)
Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on August 30, 2009 and ending on August 29, 2010. The maximum potential future payment amount under the terms of the guarantee is RMB 100,000,000 (or $14,687,000) as of June 30, 2010.

(iii)
Shanxi Feihesantai received funding from the local County Finance Department for its construction of the production facilities in the region.  Although, no repayment terms were attached with the funds, the Company considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

All of the notes and loans payable are denominated in RMB and therefore subject to exchange rate fluctuations and none of them have restrictions or covenants attached.

13.   DEBT

1)   Short term debt

In June 2007, pursuant to a notes purchase agreement and related agreements, the Company issued an aggregate principal amount of $60,000,000 and $20,000,000, in two respective tranches, in 1% Guaranteed Senior Secured Convertible Notes due 2012 (the “2012 Notes”).  The 2012 Notes accrued interest at an annual rate of 1.00%, payable in cash on June 1 and December 1 of each year, and matured on the five-year anniversary of their issuance.

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

Costs of $124,354 associated with the 2012 Notes restructuring were capitalized as a deferred charge and are shown as an other asset in the consolidated balance sheets as of December 31, 2008.  These costs were amortized over the term of the restructured Notes.  Amortization of $nil and $33,914 was charged to expense during the three months period ended June 30, 2010 and 2009, respectively. Amortization of $nil and $67,828 was charged to expense during the six months period ended June 30, 2010 and 2009, respectively.

2)  Long term debt

Long term debt comprised the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	US$	US$

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy, and payable on maturity. The Loan commenced on October 29, 2008 and matures on September 24, 2014.	3,945,011	3,928,509

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy, and payable in installments of $3,466,205 on October 28, 2010 and $555, 180 on October 28, 2011. The Loan commenced in October 29, 2008 and matures on September 25, 2014.	4,021,385	4,004,563

Loan payable to a bank in the PRC, bearing interest at six months LIBOR plus 1.95%, guaranteed by American Dairy Inc. The loan commenced in October 13, 2009 and matures on October 13, 2014. (i)	-	4,023,790

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, guaranteed by Feihe Dairy, and payable on maturity. The Loan commenced in June 29, 2009 and matures on October 28, 2014.	6,936,815	6,907,798

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, guaranteed by Feihe Dairy, and payable on maturity. The Loan commenced in March 27, 2009 and matures on October 28, 2014.	3,867,168	3,850,992

Loan payable to a bank in the PRC, bearing interest at 7.47%, unsecured, guaranteed by Feihe Dairy, and payable in installments of $2,937,461 on October 28, 2009 and $939,988 on October 28, 2010. The Loan commenced in October 29, 2008 and matures on October 28, 2014	3,877,449	3,861,230

Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by land use right, plant and machinery. The Loan commenced in December 24, 2009 and matures on December 24, 2014	4,890,989	4,870,530

Loan payable to a bank in the PRC, bearing interest at 5.76%, guaranteed by Langfang Feihe and payable on maturity. The Loan commenced in December 24, 2009 and matures on December 24, 2014	8,327,588	8,292,753

	35,866,405	39,740,165
Less: current portion of long term debt	(7,343,654)	(7,312,935)
	28,522,751	32,427,230

(i)
In October 2009, the Company entered into a loan agreement with a bank in the PRC for a principal amount of up to $9,227,851 for the purpose of financing the purchase of certain equipment. As of June 30, 2010, there was $7,404,199 in principal payable under this loan, which the Company repaid on that date.  The loan bore interest at the six-month LIBOR rate plus 1.95%, with principal payable in 10 equal semi-annual installments and interest payable semi-annually. The loan agreement contained certain customary events of default, including failure to pay any interest or principal on the loan, failure to comply with any provision under the agreement, the occurrence of certain insolvency events, and other material adverse events.  The loan agreement also contained a financial covenant requiring the Company to maintain a specified debt to earnings ratio.   As of December 31, 2009 and March 31, 2010, the Company was in technical default of the financial covenant.  The bank did not provide notice of default, waived the technical default and agreed to revise the financial covenant. As of June 30, 2010, the Company would have been in technical default of financial covenant and, as noted above, fully repaid this loan on June 30, 2010.

14.	CONVERTIBLE DEBT, NET

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

Interest expense amounting to $nil and $409,645 were recognized during the three month period ended June 30, 2010 and 2009, respectively. Amortization of the notes discount of $nil and $155,988 were recognized during the three month period ended June 30, 2010 and 2009, respectively.

Interest expense amounting to $nil and $819,290 were recognized during the six month period ended June 30, 2010 and 2009, respectively. Amortization of the notes discount of $nil and $311,976 were recognized during the six month period ended June 30, 2010 and 2009, respectively.

15.	ACCRUED EXPENSES

Accrued expenses as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
	US$	US$

Accrued selling expenses	10,327,363	8,050,982
Other accrued expenses	507,224	314,263
	10,834,587	8,365,245

16.	OTHER PAYABLES

Other payables as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
	US$	US$

Payable for property and equipment	13,092,569	12,220,117
Payable for purchase of biological assets	6,547,330	-
Payable for leases	1,120,637	1,082,590
Other tax payable	2,346,258	1,989,165
Deposit from distributors	2,428,144	1,604,165
Payable to Finance Bureau of Kedong	1,762,477	1,462,587
Prepayment received for purchase of biological assets from Yuanshengtai (see Notes 7 and 18)	10,457,363	-
Other payables	6,053,025	5,334,993
Total	43,807,803	23,693,617

Other payables mainly include deposits received from logistics companies and milk collection stations, prepayment made by employees on behalf of the Company, advertising cost, and other miscellaneous payables.

17.	CAPITAL LEASE OBLIGATION

In November 2009, the Company entered a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of RMB 5 million (or approximately $734,400) and required a RMB 1 million (or approximately $146,880) payment on January 30th of each year after successful completion of production quality tests. The equipment will be depreciated over its estimated productive life of 14 years when it is placed into service.  As of June 30, 2010 and 2009, the Company had $1,472,514 and $nil, respectively, of equipment under construction subject to the capital lease obligation.

Minimum future lease payments under capital leases as of June 30, 2010, are as follows:

Future payments
US$

2010	146,873
2011	146,873
2012	146,873
2013	146,873
2014	146,873
2015	146,873
Outstanding at June 30, 2010	881,238
Less amount representing interest	(123,492)
Net present value of minimum lease payments	757,746
Current portion of capital lease obligation	(155,624)
Non-current portion of capital lease obligation	602,122

The interest rate on the capitalized lease is 5.31%. There was $9,760 and $nil amortization recorded for the three months ended June 30, 2010 and 2009, respectively. There was $19,523 and $nil amortization recorded for the six months ended June 30, 2010 and 2009, respectively. Accumulated amortization was $19,523 and $nil as of June 30, 2010 and December 31, 2009, respectively.

18.	RELATED PARTY TRANSACTIONS

Due from/to related parties included in the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 comprised the following:

	June 30, 2010	December 31, 2009
	US$	US$
Due from related parties:
Due from directors of the Group	51,211	60,978
Due from related companies	2,357,818	2,127,265
Total	2,409,029	2,188,243

	June 30, 2010	December 31, 2009
	US$	US$
Due to related parties:
Due to directors of the Group	29,375	29,252
Due to related companies	16,214	10,429,470
Loan payable to a related party	73,437	73,129
Total	119,026	10,531,851

Due from/to Directors of the Group

As part of normal business operations, directors of the Group will from time to time incur routine expenses on behalf of the Group, or receive general advances from the Group for settlement of Group expenses, such as travel, meals, and other business expenses.  The amounts advanced are settled periodically throughout the period and amounts outstanding at period end are short term in nature and due on demand.  During the three month period ended June 30, 2010, advances to directors aggregated to $10,980 and repayments from directors aggregated to $26,062. During the six month period ended June 30, 2010, advances to directors aggregated to $16,781 and repayments from directors aggregated to $26,548.

As of June 30, 2010 and December 31, 2009, the Group had the following balances due from its Directors:

	June 30, 2010	December 31, 2009
	US$	US$

Leng You-Bin	33,470	33,823
Liu Hua	17,741	27,155
Total	51,211	60,978

As of June 30, 2010 and December 31, 2009, the balances due to Leng You-Bin were $29,375 and $29,252, respectively.

Due from/to related companies

Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group.  During the six months ended June 30, 2010 and 2009, the Group had certain transactions with companies owned by close family members of Mr. Leng, including Yuanshengtai, which was partially owned by Mr. Leng and Liu Sheng-Hui, on an arm’s length basis. Those shares held by Mr. Leng and Liu Sheng-Hui have been transferred to unrelated third parties who held no ownership interests in Yuanshengtai in January 2010. Additionally, subsequent to such date, the Company ceased being a related party of the Group and, accordingly, the balance due to Yuanshengtai has been classified as other payables, as disclosed in Note 16.

For the three and six months ended June 30, 2010 and 2009, the Group made sales of goods to the following related companies:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	US$	US$	US$	US$

Tangshan Feihe Trading Company	142,704	620,284	1,549,572	3,293,118
Qianhuangdao Feihe Trading Company	-	400	-	411,214
Dalian Hewang Trading Company	348	75,330	96,744	158,502
Total	143,052	696,014	1,646,316	3,826,834

As of June 30, 2010 and December 31, 2009, the Group had the following balances due from its related companies:

	June 30, 2010	December 31, 2009
	US$	US$

Tangshan Feihe Trading Company	2,327,734	1,897,078
Qinhuangdao Feihe Trading Company	30,084	230,187
Total	2,357,818	2,127,265

As of June 30, 2010 and December 31, 2009, the Group had the following balances due to its related companies for advance payments for goods or purchase of cattle:

	June 30, 2010	December 31, 2009
	US$	US$

Heilongjiang Feihe Yuanshengtai Co., Ltd (see Note 7)	-	10,428,246
Dalian Hewang Trading Company	16,214	1,224
Total	16,214	10,429,470

Loan payable to related parties

The Group has an outstanding loan payable to a charitable organization set up by Leng You-Bin for underprivileged children in the Heilongjiang province of the PRC, of $73,437 and $73,129 as of June 30, 2010 and December 31, 2009, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

See Note 19 regarding the issuance of shares to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees.

19.           COMMON STOCK AND EQUITY TRANSACTIONS

Common stock

In April 2010, the Company issued 8,000 shares of common stock, upon the exercise of stock options granted under the 2003 Plan (see Note 20), valued at $56,276 for services provided by employees.  In April, 2010, the Company issued 39,000 shares of common stock valued at $766,740, of which 29,000 was issued for services provided by directors and 10,000 was issued for services provided by employees.  See Note 20.

Redeemable common stock

The Company issued 525,000 redeemable common stock to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees (collectively, “Sequoia”) pursuant to a performance adjustment clause in a subscription agreement because the Company failed to meet certain performance targets set out in the subscription agreement as of December 31, 2009. The 525,000 shares issued to Sequoia were valued at $11,382,000 and recorded as a performance share obligation as of December 31, 2009 and were classified as redeemable common stock as of January 1, 2010.

Under the terms of the subscription agreement, the common stock issued to Sequoia is redeemable, at the option of the holder, if at any time after the third anniversary of the issuance date the average closing prices for shares of the Company’s common stock for the period of fifteen (15) consecutive trading days is less than $39 per share, for an amount equal to the issuance price plus a 5% annual compounded return, subject to certain adjustments if there is a performance adjustment event.  Due to the redeemable nature of the common stock issued to Sequoia, the Company has classified the common stock as temporary equity upon issuance. When and if the redemption right expires or when redemption becomes improbable, the common stock will be classified as shareholders’ equity.  The amount that would have been paid if the redemption had occurred on June 30, 2010 is $63 million plus interest based on LIBOR plus 5% accrued from inception.

Until management determines it is probable that the common stock will become redeemable, the change in the redemption value is not accreted.

20.           OPTION PLAN AND WARRANTS

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

2009 Stock Incentive Plan

On May 7, 2009, the Company’s Board of Directors approved the 2009 Plan, which was approved by the Company’s shareholders at the Company’s 2009 Annual Meeting of Shareholders. The 2009 Plan permits grants of incentive stock options, nonqualified stock options, restricted stock awards, performance stock awards and other equity-based compensation, to certain employees, directors, officers, consultants, agents, advisors and independent contractors of the Company and its subsidiaries. The total number of shares of the Company’s common stock initially authorized for issuance under the 2009 Plan was 2,000,000 plus any authorized shares that, as of May 7, 2009, were available for issuance under the 2003 Plan.

On May 7, 2009, the Compensation Committee of the Board of Directors granted an aggregate of 2,073,190 performance stock options to certain officers and employees of the Company under the 2009 Plan. The performance stock options each have an exercise price of $16.86, a contractual life of 6 years, and vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established in accordance with the 2009 Plan, including performance targets that must be met in each of the Company’s 2009, 2010 and 2011 fiscal years, and the recipient continues to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates. If the performance criteria are not met, the options that would otherwise vest on the vesting dates are forfeited and cancelled.

The performance targets for the year ended December 31, 2009 were not met for any option recipient.  In December 2009, the performance targets were amended in order to limit the amount of options that would otherwise be forfeited and cancelled by all recipients of the performance stock options. The incremental cost or benefit resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified and the effect on the number of instruments expected to vest. As a result of this modification, $1,511,623 in incremental compensation cost was recognized during the year ended December 31, 2009. This modification affected 421 employees.

The fair value of the option awards are estimated on the date of grant using the Black-Scholes option valuation model to be $22,106,218, of which $647,839 and $742,673 was recorded as compensation expense in general and administrative expenses in the three months ended June 30, 2010 and 2009, respectively, and of which $1,295,678 and $742,673 was recorded as compensation expense in general and administrative expenses in the six months ended June 30, 2010 and 2009, respectively,on a straight line basis.  The valuation was based on the assumptions noted in the following table.

Expected volatility	74.94%
Expected dividends	0%
Expected term (in years)	5.25
Risk-free rate	2.27%

On October 15, 2009, an option to purchase 50,000 shares was granted to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and has a contractual life of 4 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $1,103,400, of which $278,913 and $nil was recorded as compensation cost in the three months ended June 30, 2010 and 2009, respectively, and of which $551,699 and $nil was recorded as compensation cost in the six months ended June 30, 2010 and 2009, respectively.  The valuation was based on the assumptions noted in the following table.

Expected volatility	93%
Expected dividends	0%
Expected term (in years)	2.5
Risk-free rate	1.24%

On October 23, 2009, the Compensation Committee of the Board of Directors granted an aggregate of 30,000 new,performance stock options to an employee of the Company under the 2009 Plan. The performance stock options have an exercise price of $27.69, a contractual life of 6 years, and vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established in accordance with the 2009 Plan, including performance targets that must be met in each of the Company’s 2009, 2010 and 2011 fiscal years, and the recipient continues to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates. If the performance criteria are not met, the options that would otherwise vest on the vesting dates are forfeited and cancelled.

The fair value of the option awards are estimated on the date of grant using the Black-Scholes option valuation model to be $565,900, of which $32,329 and $nil was recorded as compensation expense in general and administrative expenses during the three months ended June 30, 2010 and 2009, respectively, and of which $64,658 and $nil was recorded as compensation expense in general and administrative expenses during the six months ended June 30, 2010 and 2009, respectively, on a straight line basis.  The valuation was based on the assumptions noted in the following table.

Expected volatility	83%
Expected dividends	0%
Expected term (in years)	5.25
Risk-free rate	2.59%

2003 Stock Incentive Plan

Effective May 7, 2003, the Company adopted and approved its 2003 Stock Incentive Plan (the “2003 Plan”), which reserved 3,000,000 shares of common stock for issuance under the 2003 Plan. The 2003 Plan allows the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company which may be subject to restrictions.

No stock appreciation rights have been issued under the 2003 Plan.

On October 15, 2008, an option to purchase 80,000 shares was granted under the 2003 Plan to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and have a contractual life of 4 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $562,758, of which $140,690 and $281,379 was recorded as compensation expense in general and administrative expenses in the three and six months ended June 30, 2009, respectively, on a straight line basis.  The valuation was based on the assumptions noted in the following table.

Expected volatility	90.7%
Expected dividends	0%
Expected term (in years)	4
Risk-free rate	2.7%

A summary of option activity under the 2003 Plan and 2009 Plan as of June 30, 2010 and movement during the six months then ended are as follow:

	Options	Weighted average grant date fair value	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$	US$
Outstanding at January 1, 2010	1,484,654	11.02	16.79	7,443,232	5.15
Granted	-	-	-	-	-
Exercised	8,000	7.03	12.00	31,600	2.27
Forfeited or expired	-	-	-	-	-
Outstanding at June 30, 2010	1,476,654	11.04	16.81	6,746,152	4.67
Exercisable at June 30, 2010	72,000	7.03	12.00	284,400	2.27

A summary of the status of the Company’s non-vested options as of June 30, 2010 and movements during the six months then ended are as follow:

	Options	Weighted average grant date fair value
		US$
Non-vested at January 1, 2010	1,404,654	11.25
Granted	-	-
Vested	-	-
Forfeited or expired	-	-
Non-vested at June 30, 2010	1,404,654	11.25

As of June 30, 2010, there was $9,487,453 of unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan and the 2003 Plan.  The cost is expected to be recognized over various periods ranging from 4 months to 52 months.

Warrants

As of June 30, 2010, the Company had 237,937, warrants outstanding with a weighted average remaining contractual life of 2.6 years and a weighted average exercise price of $14.50, which were issued in connection with the 2009 Notes disclosed in Note 14.

During the six months ended June 30, 2010 and 2009, no warrants were exercised.

	Warrants	Average exercise Price
		US$
Outstanding warrants at January 1, 2010	237,937	14.50
Warrants granted	-	-
Exercised	-	-
Expired	-	-
Outstanding warrants at June 30, 2010	237,937	14.50

21.           COMMITMENTS AND CONTINGENCIES

Capital commitments for purchase of property and equipment and biological assets as of June 30, 2010 were $13,798,532. The Company has certain purchase commitments of $6,964,782 over six years relating to packaging materials in connection with the capital lease obligation disclosed in Note 17.

22.           SEGMENTS

The segment information for the reportable segments for the three months ended June 30, 2010 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	52,194,506	-	-	52,194,506
Intersegment revenues	198,263	6,271,224	-	6,469,487
Goodwill	1,796,470	-	-	1,796,470
Segment income tax benefit (expense)	642,496	-	(300)	642,196
Segment loss before income tax	(13,425,059)	(5,525,243)	(2,412,379)	(21,362,681)
Segment assets	473,527,865	156,097,318	191,499,857	821,125,040

The segment information for the reportable segments for the three months ended June 30, 2009 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	41,186,466	-	-	41,186,466
Intersegment revenues	-	2,640,617	-	2,640,617
Goodwill	2,285,973	-	-	2,285,973
Segment income tax expense	(561,038)	-	(784,355)	(1,345,393)
Segment profit (loss)	9,028,934	(367,035)	13,011,707	21,673,606

The segment information for the reportable segments for the six months ended June 30, 2010 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	133,630,409	-	-	133,630,409
Intersegment revenues	275,106	10,087,994	-	10,363,100
Goodwill	1,796,470	-	-	1,796,470
Segment income tax	(913,321)	-	(30,300)	(943,621)
Segment loss	(2,606,501)	(7,462,691)	(4,235,769)	(14,304,961)
Segment assets	473,527,865	156,097,318	191,499,857	821,125,040

The segment information for the reportable segments for the six months ended June 30, 2009 is as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	155,008,313	-	-	155,008,313
Intersegment revenues	71,508	3,657,512	-	3,729,020
Goodwill	2,285,973	-	-	2,285,973
Segment income tax	(3,485,004)	-	(1,689,737)	(5,174,741)
Segment profit (loss)	44,109,665	(980,896)	17,631,563	60,760,332

A reconciliation of reportable segment revenue, (loss) profit and assets to the Group’s totals is as follows:

	Three months ended June 30,
	2010	2009
Revenue	US$	US$

Total revenue for reportable segments	58,663,993	43,827,083
Elimination of intersegment revenue	(6,469,487)	(2,640,617)
Total consolidated revenue	52,194,506	41,186,466

	Three months ended June 30,
	2010	2009
(Loss) profit	US$	US$

Total (loss) profit for reportable segments	(21,362,681)	21,673,606
Elimination of intersegment profit distribution(i)	-	(15,999,961)
(Loss) income from operations before income taxes and noncontrolling interest	(21,362,681)	5,673,645

	Six months ended June 30,
	2010	2009
Revenue	US$	US$

Total revenue for reportable segments	143,993,509	158,737,333
Elimination of intersegment revenue	(10,363,100)	(3,729,020)
Total consolidated revenue	133,630,409	155,008,313

	Six months ended June 30,
	2010	2009
(Loss) profit	US$	US$

Total (loss) profit for reportable segments	(14,304,961)	60,760,332
Elimination of intersegment profit distribution(i)	-	(23,499,920)
(Loss) income from operations before income taxes and noncontrolling interest	(14,304,961)	37,260,412

	June 30, 2010	December 31, 2009
Assets	US$	US$
Total assets for reportable segments	821,125,040	810,033,381
Elimination of investment	(120,324,362)	(120,256,340)
Elimination of intercompany receivables	(278,970,127)	(249,519,304)
Total consolidated assets	421,830,551	440,257,737

(i)	The intersegment profit distribution represented the profits distributed from Feihe Dairy and Gannan Feihe to American Dairy, Inc.

23.           SUBSEQUENT EVENTS

The Company evaluated events occurring after June 30, 2010 until August 9, which is the date the financial statements were issued and did not note significant subsequent events.

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

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•
Dairy Industry Growth.  We believe the market for dairy products in China for the long term will be growing rapidly, driven by China’s economic growth, increased penetration of infant formula, and a growing female working population.  Despite the damage to the industry as a result of the melamine crisis in 2008, which did not involve any of our products, we expect these factors to continue to drive industry growth. We believe that the rapid economic growth of our primary markets has become an increasingly important driver of growth.

•
Production Capacity. We believe much of the dairy market in China is still underserved, particularly with respect to infant formula.  In addition, since the melamine crisis in 2008, we have expanded the production capabilities at our Gannan facility and added the production facility in Longjiang to our current production capabilities. Accordingly, we believe that the ability to increase production of high quality dairy products will allow well-positioned companies to significantly increase revenues and market share.

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

•
Raw Material Supply and Prices.  The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, in 2008 our raw milk prices increased by approximately 45%, in 2009 decreased by approximately 20% and in the first half year of 2010 increased by approximately 26%, and we expect they will continue to be affected by factors such as geographic location, rising feed prices, general economic conditions such as inflation and fuel prices, and fluctuations in production, rising production costs and competition, as well as increased competition abroad and currency fluctuations.  Our milk cost associated with fresh milk sourced from our company-owned dairy farms is also impacted by governmental agricultural and environmental policies, subsidies, technical assistance and other agricultural regulations and policies, as well as the productivity of our dairy cows, which can be influenced natural and environmental factors

•
Expenses Associated with Expansion and Competition.  In implementing our plan to expand our business, we face corresponding increases in expenses, especially for selling and marketing expenses, in order to pay slotting fees and sales commissions, attract and retain qualified talent, monitor our sales by region and address potential cross-territory selling activities by distributors, implement strategic advertising campaigns, and finance our expansion.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	($ in thousands)		($ in thousands)
Sales	52,195	41,186	133,630	155,008
Cost of goods sold	(33,730)	(17,054)	(76,728)	(58,298)
Gross profit	18,464	24,132	56,902	96,710
Operating expenses:
Sales and marketing expenses	(29,572)	(20,676)	(57,854)	(52,316)
General and administrative expenses	(7,081)	(2,323)	(12,575)	(11,301)
Loss on disposal of biological assets	(5,788)	(458)	(8,573)	(821)
(Loss) income from continuing operations	(23,976)	675	(22,100)	32,272
Other income, net	2,614	4,998	7,795	4,988
Income tax benefit (expense)	642	(1,345)	(944)	(5,175)
Net income from discontinued operations, net of tax	-	3,287	-	3,290
Net (loss) income attributable to American Dairy, Inc.	(20,575)	7,631	(15,041)	35,418

Comparison of Three Month Periods Ended June 30, 2010 and 2009

Sales
Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products.  Sales increased by approximately $11.0 million, or 26.7%, from approximately $41.2 million for the three month period ended June 30, 2009 to approximately $52.2 million for the three month period ended June 30, 2010.  This increase was primarily attributable to expanding our market areas and distribution network throughout China, increased demand for high quality products and strong market acceptance of these products, as well as an increase in sales quantities of several high profit margin products. We net our sales against display and slotting fees associated with selling our products at retail points.  During the three month period ended June 30, 2010, our display and slotting fees increased $6.1 million, or 156.4%, to $10.0 million, compared to $3.9 million during the three month period ended June 30, 2009. In addition, our sales cycles during the three months ended June 30, 2009, were impacted by new regulatory requirements in China effective in June 2009 requiring new package labeling for dairy products.  With new competitors entering into our industry and old competitors aggressively attempting to reclaim market share following the melamine crisis, we expect to face increased competition.

The following table sets forth information regarding the sales of our principal products during the three month periods ended June 30, 2010 and 2009:

	Three months ended June 30, 2010			Three months ended June 30, 2009			Three months ended June 30, 2010 over 2009
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)%

Milk powder	4,824	35,027	67.1	4,519	32,073	77.9	305	2,954	9.2
Raw milk powder	3,603	13,610	26.1	1,720	4,184	10.2	1,883	9,426	225.3
Soybean powder	2,022	2,220	4.3	977	2,029	4.9	1,045	191	9.4
Rice cereal	140	900	1.7	283	1,699	4.1	(143)	(799)	(47.0)
Walnut products	50	283	0.5	171	829	2.0	(121)	(546)	(65.9)
Other	11	154	0.3	35	372	0.9	(24)	(218)	(58.6)
Total	10,650	52,194	100	7,705	41,186	100	2,945	11,008	26.7

In the three month period ended June 30, 2010, we also experienced a decrease in the average sales price per kilogram of our products, as demonstrated in the table below:

	Three Months Ended June, 30
	2010	2009
Sales revenues (in thousands)	$52,194	$41,186
Total sales volume (kilograms in thousands)	10,650	7,705
Average selling prices/kilogram	$4.90	$5.35

The decrease in average sales price per kilogram, as reflected in the table, is primarily attributable to a shift in product mix resulting from a decrease in sales of milk powder, a higher margin product.  The following table reflects the average sales price per kilogram by product for the three month period ended June 30, 2010 and 2009, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Three Months ended June 30		Percentage
Product	2010	2009	Change
Milk powder	$7.26	$7.10	2.3
Raw milk powder	3.78	2.43	55.6
Soybean powder	1.10	2.08	(47.1)
Rice cereal	6.43	6.00	7.2
Walnut products	5.66	4.85	16.7
Other	14.00	10.63	31.7
Total	$4.90	$5.35	(8.4)

The average selling price per kilogram of milk powder increased by 2.3% from $7.10 in the three month period ended June 30, 2009 to $7.26 in the three month period ended June 30, 2010.  This increase was primarily attributable to fewer promotional activities, including provisions of sales discounts to distributors. During the three month period ended June 30, 2009, we provided more sales discounts to distributors to compete with promotional activities of other dairy companies and to facilitate the clearance of our inventories packaged prior to the effectiveness in June 2009 of new PRC labeling requirements for dairy products. The average selling price per kilogram for raw milk powder increased by 55.6% from $2.43 in the three month period ended June 30, 2009 to $3.78 in the three month period ended June 30, 2010.  This increase was primarily attributable to increased demand and market prices of raw milk.

Cost of Goods Sold
Our cost of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs and shipping and handling costs for the products sold.  Cost of goods sold increased approximately $16.6 million, or 97.8%, from approximately $17.1 million for the three month period ended June 30, 2009 to approximately $33.7 million for the three month period ended June 30, 2010.  This increase was primarily attributable to an increase in the unit purchase price of fresh milk, including an increase attributable to fresh milk sourced from our company-owned dairy farms.

Gross Profit Margin
Our gross profit margin decreased from 58.6% for the three month period ended June 30, 2009 to 35.4% for the three month period ended June 30, 2010. This decrease was primarily attributable to a decrease in our sales quantities of milk powder and an increase in sales quantities of raw milk powder, which has a lower gross profit margin than milk powder, as well as increases in the price of raw milk. We plan to continue monitoring how our competitors attempt to reclaim market share following the melamine crisis, pursuing strategic market opportunities to maintain and expand our sales of higher margin products, and strengthening our premium quality brand awareness and distribution reach.

Operating Expenses
Our total operating expenses consist primarily of sales and marketing expenses, general and administrative expenses and loss on disposal of biological assets.  Our total operating expenses increased by approximately $18.9 million, or 80.9%, from approximately $23.5 million in the three month period ended June 30, 2009 to approximately $42.4 million in the three month period ended June 30, 2010. This increase was primarily attributable to an increase of approximately $8.9 million, or 43.0%, in sales and marketing expenses from approximately $20.7 million for the three month period ended June 30, 2009 to approximately $29.6 million for the three month period ended June 30, 2010, an increase of approximately $4.8 million, or 204.8%, in general and administrative expenses from approximately $2.3 million for the three month period ended June 30, 2009 to approximately $7.1 million for the three month period ended June 30, 2010, and an increase of approximately $5.3 million, or 1,164%, in loss on disposal of biological assets from approximately $0.5 million for the three month period ended June 30, 2009 to approximately $5.8 million for the three month period ended June 30, 2010. The increased sales and marketing expenses primarily relate to our increased sales, and also reflect increased promotional fees in the three month period ended June 30, 2010.  The increased general and administrative expenses primarily relate to an approximately $2.0 million difference in bad debt provision expenses related to reversals of provisions in 2009 that we did not have in 2010, an increase in stock compensation expenses as a result of stock options granted under our 2009 Stock Incentive Plan and shares issued for service.  The increased loss on disposal of biological assets primarily reflects our sale of under-producing cows at our company-owned dairy farms in the three month period ended June 30, 2010.

(Loss) Income from Continuing Operations
As a result of the foregoing, we had a loss from continuing operations of approximately $24.0 million in the three month period ended June 30, 2010, representing a decrease of approximately $24.7 million, or 3,650%, from income of approximately $0.7 million in the three month period ended June 30, 2009.

Other Income (Expenses)
Our other income (expenses) consists primarily of interest income, interest and finance costs, amortization of deferred debt issuance cost, government subsidies, and other income and expense accounts.  Other income (expenses) decreased approximately $2.4 million, or 47.7%, from approximately $5.0 million for the three month period ended June 30, 2009 to approximately $2.6 million for the three month period ended June 30, 2010.  The decrease was primarily attributable to a decrease of government subsidy of approximately $2.6 million, or 43.1%, from approximately $6.0 million for the three month period ended June 30, 2009 to approximately $3.4 million for the three month period ended June 30, 2010. This decrease was offset in part by a decrease in interest and finance costs of approximately $1.1 million, or 60.9%, from approximately $1.8 million for the three month period ended June 30, 2009 to approximately $0.7 million for the three month period ended June 30, 2010.

Income Tax Expense
Our income tax expense consists primarily of the enterprise income taxes in the PRC to which our subsidiaries incorporated in the PRC are subject, and to a lesser extent the U.S. federal and state income taxes to which we are subject.  Our provision for income taxes consists of our current tax liability and changes in deferred income tax assets and liabilities. Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently effective tax rates and laws.

We recorded a benefit (expense) for income tax of approximately $0.6 million and $(1.3) million for the three month periods ended June 30, 2010 and 2009, respectively.  Our estimated annual effective tax rate for the three months ended June 30, 2010 decreased to (3.0)%, compared to 23.7% for the three months ended June 30, 2009. The decreases were primarily attributable to our operating loss from business operations in the PRC.

Aggregate undistributed earnings of approximately $114 million as of June 30, 2010 of our PRC subsidiaries available for distribution to us are considered indefinitely reinvested under U.S. GAAP and, accordingly, no provision has been made for the Chinese dividends withholding taxes that would be payable upon distribution to us.

Net Income from Discontinued Operations
Due to the completion of the sale of our subsidiary, Heilongjiang Moveup Co., Limited, or Moveup, in May 2009, Moveup’s accounts are reflected in our financial statements as discontinued operations. Our net income from discontinued operations decreased by approximately $3.3 million, or 100.0%, from approximately $3.3 million for the three month period ended June 30, 2009 to $nil for the three month period ended June 30, 2010.

Comparison of Six Month Periods Ended June 30, 2010 and 2009

Sales
Sales decreased by approximately $21.4 million, or 13.8%, from approximately $155.0 million for the six month period ended June 30, 2009 to approximately $133.6 million for the six month period ended June 30, 2010.  This decrease was primarily attributable to decrease of sales of milk powder of approximately $39.8 million, offset in part by an increase in sales of raw milk powder of approximately $19.8 million.

The following table sets forth information regarding the sales of our principal products during the six month periods ended June 30, 2010 and 2009:

	Six months ended June 30, 2010			Six months ended June 30, 2009			Six months ended June 30, 2010 over 2009
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)%

Milk powder	13,368	99,833	74.7	17,345	139,629	90.1	(3,977)	(39,796)	(28.5)
Raw milk powder	7,128	26,033	19.5	2,426	6,194	4.0	4,702	19,839	320.3
Soybean powder	3,554	4,147	3.1	1,681	3,476	2.2	1,873	671	19.3
Rice cereal	397	2,523	1.9	650	3,927	2.5	(253)	(1,404)	(35.8)
Walnut products	138	734	0.5	299	1,410	1.0	(161)	(676)	(47.9)
Other	31	360	0.3	35	372	0.2	(4)	(12)	(3.2)
Total	24,616	133,630	100	22,436	155,008	100	2,180	(21,378)	(13.8)

In the six month period ended June 30, 2010, we also experienced a decrease in the average sales price per kilogram of our products, as demonstrated in the table below:

	2010	2009
Sales revenues (in thousands)	$133,630	$155,008
Total sales volume (kilograms in thousands)	24,616	22,436
Average selling prices/kilogram	$5.43	$6.91

The decrease in average sales price per kilogram, as reflected in the table, is primarily attributable to a shift in product mix resulting from a decrease in sales of milk powder, a higher margin product, coupled with a decrease in the sales price of milk powder products.  The following table reflects the average sales price per kilogram by product for the six month period ended June 30, 2010 and the six month period ended June 30, 2009, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Six Months ended June 30		Percentage
Product	2010	2009	Change
Milk powder	$7.47	$8.05	(7.2)
Raw milk powder	3.65	2.55	43.0
Soybean powder	1.17	2.07	(43.6)
Rice cereal	6.35	6.04	5.1
Walnut products	5.32	4.72	12.8
Other	11.61	10.6	9.5
Total	$5.43	$6.91	(21.4)

The 7.2% decrease in the average sales price per kilogram in milk powder from $8.05 in the six month period ended June 30, 2009 to $7.47 in the six month period ended June 30, 2010, is primarily attributable to an increase in display and slotting fees, which is net with sales.

Cost of Goods Sold
Cost of goods sold increased approximately $18.4 million, or 31.6%, from approximately $58.3 million for the six month period ended June 30, 2009 to approximately $76.7 million for the six month period ended June 30, 2010.  This increase was primarily attributable to a general increase in sales and an increase of approximately $3.4 million, or 12.6%, in the cost of fresh milk.

Gross Profit Margin
Our gross profit margin decreased from 62.4% for the six month period ended June 30, 2009 to 42.6% for the six month period ended June 30, 2010. This decrease was primarily attributable to a decrease in our sales quantities of milk powder and an increase in sales quantities of raw milk powder, which has a lower gross profit margin than milk powder, as well as increases in price of raw milk.

Operating Expenses
Our total operating expenses increased by approximately $14.6 million, or 22.6%, from approximately $64.4 million in the six month period ended June 30, 2009 to approximately $79.0 million in the six month period ended June 30, 2010. This increase was primarily attributable to an increase of approximately $5.6 million, or 10.6%, in sales and marketing expenses from approximately $52.3 million for the six month period ended June 30, 2009 to approximately $57.9 million for the six month period ended June 30, 2010, an increase of approximately $1.3 million, or 11.3%, in general and administrative expenses from approximately $11.3 million for the six month period ended June 30, 2009 to approximately $12.6 million for the six month period ended June 30, 2010, and an increase of approximately $7.8 million, or 975.0%, in loss on disposal of biological assets from approximately $0.8 million for the six month period ended June 30, 2009 to approximately $8.6 million for the six month period ended June 30, 2010.  Increased sales and marketing expenses primarily relate to our increased sales, and also reflect increased promotional fees in the six month period ended June 30, 2010.  Increased general and administrative expenses primarily reflect the difference in bad debt provision expenses related to reversals of provisions in 2009 that we did not have in 2010, and an increase of stock compensation expenses as a result of stock options granted under the 2009 Plan.  The increased loss on disposal of biological assets primarily reflects our sale of under-producing cows at our company-owned dairy farms in the six month period ended June 30, 2010.

(Loss) Income from Continuing Operations
As a result of the foregoing, we had a loss from continuing operations of approximately $22.1 million in the six month period ended June 30, 2010, representing a decrease of approximately $54.4 million, or 168.5%, from income of approximately $32.3 million in the six month period ended June 30, 2009.

Other Income (Expenses)
Other income (expenses) increased approximately $2.8 million, or 56.3%, from other income of approximately $5.0 million for the six month period ended June 30, 2009 to approximately $7.8 million for the six month period ended June 30, 2010.  The increase was primarily attributable to a decrease in interest and finance costs of approximately $1.8 million, or 54.3%, from approximately $3.4 million for the six month period ended June 30, 2009 to approximately $1.6 million for the six month period ended June 30, 2010, which was due to repayment of debts in 2009, and an increase in government subsidies of approximately $2.5 million, or 35.8%, from approximately $6.7 million for the six month period ended June 30, 2009 to approximately $9.2 million for the six month period ended June 30, 2010.

Income Tax Expense
We recorded an expense for income tax of approximately $0.9 million and $5.2 million for the six month periods ended June 30, 2010 and 2009, respectively.  Our estimated annual effective tax rate for the six months ended June 30, 2010 decreased to 6.6%, compared to 13.9% for the six months ended June 30, 2009. The decreases were primarily attributable to our operating loss from business operations in the PRC.

Net Income from Discontinued Operations
Our net income from discontinued operations decreased by approximately $3.3 million, or 100%, from approximately $3.3 million for the six month period ended June 30, 2009 to $nil for the six month period ended June 30, 2010.

Liquidity and Capital Resources

We had retained earnings of approximately $58.6 million at June 30, 2010 and $73.7 million at December 31, 2009.  As of June 30, 2010, we had cash and cash equivalents of approximately $12.7 million and total current assets of approximately $143.4 million.  As of June 30, 2010, we had a working capital deficit of approximately $18.9 million.  We have taken various actions to conserve cash, procure additional financing and improve liquidity.  Such actions include reducing working capital requirements in operations through improving sales processes, accelerating accounts receivables collection, strengthening control on operating expenditures and renewing short term borrowings.  We have financed our activities to date principally from cash generated from operations, proceeds from sales of convertible notes, proceeds from the sale of a subsidiary, proceeds from short term loans and notes payable,  and proceeds from common stock financing.

Our summary cash flow information is as follows:

	Six Months Ended June 30
Net cash provided by (used in):	2010	2009
	($ in thousands)
Operating activities	14,619	19,495
Investing activities	(30,777)	7,316
Financing activities	(20,870)	963

Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased approximately $4.9 million, from approximately $19.5 million in the six month period ended June 30, 2009 to approximately $14.6 million in the six month period ended June 30, 2010.  This decrease was primarily attributable to a decrease in net income of approximately $50.6 million, a decrease in net income from discontinued operations of approximately $3.3 million, a decrease in interest expense from amortization of note discounts of approximately $3.0 million and a decrease in deferred income of approximately $4.9 million. This decrease was offset in part by an increase in loss on sale of biological assets of approximately $7.8 million, a decrease in inventories of approximately $13.8 million, a decrease in due from related parties of approximately $2.5 million, a decrease in refundable taxes of approximately $4.3 million, a decrease in other receivables of approximately $3.7 million, an increase in accounts payable and accrued expenses of approximately $5.7 million and an increase in other payables of approximately $6.8 million.

Net Cash (Used in) Provided by Investing Activities
Net cash (used in) provided by investing activities decreased approximately $38.1 million, from net cash provided by investing activities of approximately $7.3 million in the six month period ended June 30, 2009 to net cash used in investing activities of approximately $30.8 million in the six month period ended June 30, 2010.  This decrease was primarily attributable to a decrease of approximately $39.0 million in proceeds from sale of a subsidiary, an increase of approximately $2.9 million in purchase of short term investment, an increase of approximately $9.6 million in restricted cash and a decrease of approximately $1.2 million in receipt of principal payments of short term notes. This decrease was offset in part by a decrease of approximately $10.4 million in purchase of property and equipment, a decrease of approximately $3.3 million in purchase of a dairy operation and an increase of approximately $1.3 million in proceeds from disposal of biological assets.

Net Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities decreased approximately $21.9 million, from net cash provided by financing activities of approximately $1.0 million in the six month period ended June 30, 2009 to net cash used in financing activities of approximately $20.9 million in the six month period ended June 30, 2010.  This decrease was primarily attributable to a decrease of approximately $13.2 million in proceeds from short term notes and loans payable, a decrease of approximately $7.5 million in proceeds from long term debt and an increase of approximately $7.0 million in repayment of long term debt. This decrease was offset in part by a decrease of approximately $6.2 million in repayment of short term debt.

Outstanding Indebtedness

Equipment Financing
In October 2009, we entered into a loan agreement with a bank in the PRC for a principal amount of up to $9.2 million for the purpose of financing the purchase of certain equipment. As of June 30, 2010, there was approximately $7.4 million in principal payable under this loan, which we  repaid on that date. The loan bore interest at the six-month LIBOR rate plus 1.95%, with principal payable in 10 equal semi-annual installments and interest payable semi-annually. The loan agreement contained certain customary events of default, including failure to pay any interest or principal on the loan, failure to comply with any provision under the agreement, the occurrence of certain insolvency events, and other material adverse events. The loan agreement also contained a financial covenant requiring us to maintain a specified debt to earnings ratio. As of December 31, 2009 and March 31, 2010, we were in technical default of the financial covenant. The bank did not provide notice of default, waived the technical default, and agreed to revise the financial covenant. As of June 30, 2010, we would have been in technical default of the financial covenant and, as noted above, fully repaid this loan on June 30, 2010.

We have a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of approximately $734,400 and require a payment of approximately $146,880 on January 30th of each year after successful completion of production quality tests. The equipment will be depreciated over its estimated productive life of 14 years when it is placed into service.  As of June 30, 2010 and 2009, we had approximately $1.5 million and $nil, respectively, of equipment under construction subject to the capital lease obligation.

Short and Long Term Loans Payable
As of June 30, 2010, we had short term notes and loans from PRC banks or local suppliers of approximately $45.5 million.  The maturity dates of the short term loans outstanding from PRC banks at June 30, 2010 ranged from July 2010 to January 2011.  The weighted average interest rate on short term loans from PRC banks outstanding at June 30, 2010 was 5.31%.  The loans were secured by pledges of certain fixed assets held by our subsidiaries or by guarantees of certain of our subsidiaries.  All outstanding short-term loans from local banks that have become due have been repaid, and we believe the remaining outstanding short term loans from PRC banks can be renewed upon request.

As of June 30, 2010, we had long term loans from PRC banks of approximately $35.9 million.  The maturity dates of the long term loans outstanding from PRC banks at June 30, 2010 ranged from March 2011 to December 2014. The weighted average interest rate on long term loans outstanding from PRC banks at June 30, 2010 was 6.38%. The loans were secured by pledges of certain fixed assets, land use rights, and biological assets held by our subsidiaries or by guarantees of certain of our subsidiaries.

Other Factors Affecting our Liquidity and Capital Resources

Expansion Strategy
We believe the market for dairy products in China is growing rapidly, including the market for high quality dairy products. Our growth strategy involves capturing as much of this market as possible during this rapid growth phase. To implement this strategy we plan to expand our sales and marketing capabilities by implementing new targeted strategies and promotions, strengthen and expand our distribution points as well as improve sales at focused distribution points. We also plan to invest in marketing, which will strengthen our premium quality brand awareness, and to strategically align sourcing, production and distribution by region. Our expansion strategy will require the continued retention and investment of our earnings from operations and, we believe, additional funding from private debt and equity financing. In general, the commitment of funds toward expansion tends to impair liquidity. However, we believe that because of the upward trend in our revenues in recent years, even if this trend levels off, our income from continuing operations coupled with such additional financing should provide sufficient liquidity to meet our overall needs. As of June 30, 2010, we had a working capital deficit of approximately $18.9 million and cash and cash equivalents of $12.7 million.  We have taken various actions to conserve cash, procure additional financing and improve liquidity.  Such actions include reducing working capital requirements in operations through improving sales processes, accelerating accounts receivables collection, strengthening control on operating expenditures and renewing short term borrowings.  Given our future planned operating and capital expenditures, we may need to borrow additional short term debt.

Investments in a new subsidiary
In January 2010, our subsidiary Heilongjiang Flying Crane Trading Co., Limited ("Heilongjiang Trading") was registered in Heilongjiang Province, China. As of June 30, 2010, we had contributed approximately $1.3 million of the total registered capital of approximately $1.5 million, and we held an 85% equity interest in this subsidiary. The primary business of Heilongjiang Trading is to sell milk and soybean related products.

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

In the subscription agreement, we also agreed, until August 2012, not to issue new shares of our common stock at a price below $30.00 per share without the prior written consent of a majority in interest of the Purchasers, subject to certain exceptions. We also granted each of the Purchasers a participation right to purchase up to such person’s pro rata share of any new securities we may, from time to time, propose to issue after the closing date, subject to certain exceptions. Furthermore, if the average of the closing prices of our common stock for the fifteen trading days commencing on the third anniversary of the closing date is less than $39.00 per share, the Purchasers will have the right to cause us to repurchase all (but not less than all) of the securities acquired by the Purchasers in connection with the agreement. The repurchase price would be an amount equal to the issuance price plus a 5% annual compounded return from the date the repurchase notice is delivered. In addition, because we did not meet certain earnings per share targets for 2009, we issued the maximum 525,000 additional shares of our common stock in March 2010 to the Purchasers pursuant to the agreement. Therefore, we will have no earnings per share targets for 2010 to satisfy under the agreement.

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

Estimates of allowances for bad debts – We periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances. We perform this review quarterly, and in determining the allowances, a number of factors are considered, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry. As a result of this review and collection of older receivables, we have decreased our estimated allowance for bad debts by $199,776 for the six months ended June 30, 2010 and increased it by $321,714 for the six months period ended June 30, 2009. Although our write-offs of bad debts have been minimal in recent years and we have no write-offs in the six months ended June 30, 2010, events and circumstances could occur that would require that we increase our allowance in the future.

Estimate of the useful lives of property and equipment and biological assets – We estimate the useful lives and residual values of our property and equipment and biological assets. We also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the six month period ended June 30, 2010 and the six month period ended June 30, 2009.

Inventory – We value inventories at the lower of cost or market value. We determine the cost of inventories using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition. We determine whether we have any excessive, slow moving, obsolete or impaired inventory. We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions. We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value. If actual market conditions change, additional provisions may be required. As a result of these reviews, we reduced our estimated reserve for obsolescence by $432,012 for the six months ended June 30, 2010 and reduced it by $127,690 for the six months period ended June 30, 2009.

Goodwill – We test goodwill annually for impairment or more frequently if events or changes in circumstances indicate that it might be impaired. We perform impairment tests at the reporting unit level to identify potential goodwill impairment. We recognize a goodwill impairment loss in our statements of operations when the carrying amount of goodwill exceeds its implied fair value. We perform the impairment test at the end of the fourth quarter each year. Since there were no indicators of impairment, no impairment testing was performed as of June 30, 2010, and, therefore, we recognized no impairment loss for the six months ended June 30, 2010.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed. Revenue is shown net of sales returns, which amounted to 0% and less than 0.50% of total sales for the six months ended June 30, 2010 and June 30, 2009, respectively, and net of sales discounts, which is determined based on our distributors’ sales volumes.

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

In connection with the 2,073,190 performance stock options granted to certain employees on May 7, 2009, the fair value of the option awards was estimated on the date of grant to be $22,106,218. The performance targets for the year ended December 31, 2009 were not met for any option recipient.  In December 2009, the performance targets were amended in order to limit the amount of options that would otherwise be forfeited and cancelled by all recipients of the performance stock options. The incremental cost or benefit resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified and the effect on the number of instruments expected to vest. For the three and six months ended June 30, 2010, $647,839 and $1,295,678 was recorded as compensation expense, on a straight line basis.  The valuation was based on the assumptions noted in the following table.

Expected volatility	74.94%
Risk-free rate	2.27%
Expected dividends	0%
Expected term (in years)	5.25

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

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rates at June 30, 2010 and December 31, 2009 were both approximately 6.8 Renminbi to 1 U.S. dollar. The exchange rate is currently permitted to float within a very limited range.

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

Management evaluated the effectiveness of our disclosure controls and procedures for the year ended December 31, 2009, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at December 31, 2009. This weakness relates to not effectively and timely assessing the accounting treatment for certain routine and non-routine transactions. Management is still in the process of evaluating the effectiveness of our disclosure controls and procedures for 2010.

Because of this weakness and our historical weaknesses and deficiencies, management has taken additional steps to ensure the reliability of our financial reporting. These steps included additional internal review, additional Audit Committee review, efforts to remediate historical material weaknesses and significant deficiencies in internal control over financial reporting, and the performance of additional procedures by management with respect to the financial statements contained in this report.

Remediation Plan
We are devoting significant resources to remediating the material weakness identified above and to improving our internal controls, including hiring additional accounting, internal audit and finance staff, engaging consultants to assist with these functions, upgrading our systems, and implementing additional financial and management controls, reporting systems and procedures., We have spent an aggregate of approximately $1 million to date on improving our internal controls. However, we do not expect that our plan will fully remediate the material weakness identified above until at least the third quarter of 2010, and it may not ensure the adequacy of our internal controls over our financial reporting and processes in the future.

If we experience additional material weaknesses or significant deficiencies in our internal controls over financial reporting in the future, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to further improve our internal control systems and procedures.

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

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors

Set forth below are the risk factors we have revised from those appearing in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 16, 2010, as amended on April 30, 2010, or the 2009 Form 10-K, and in Part II, Other Information, Item 1A of our last Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the SEC on May 10, 2010, or the Q1 2010 Form 10-Q. Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our 2009 Form 10-K and Q1 2010 Form 10-Q, as well as information in our other reports filed with the SEC from time to time. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial could also materially and adversely affect our business, financial condition, operating results and/or cash flow.

We have recently incurred operating losses and had a working capital deficit, which may have a harmful effect on the value of our common stock.

In the quarter ended June 30, 2010, we incurred a net loss, primarily attributable to a decrease in revenue, an increase in cost of goods sold, and an increase in operating expenses.  As of June 30, 2010, we had a working capital deficit of approximately $18.9 million.  Under-producing cows at our company-owned dairy farms contributed to our increased cost of goods sold and increased operating expenses, and our sale of under-producing cows contributed to our working capital deficit. If our revenue does not meet our forecasted revenue or if we fail to control and improve the effectiveness of our expenditures, including expenses associated with managing our dairy farms, we may not be able to achieve or sustain operating profitability on a consistent basis. Our lack of profitability may have an adverse effect on the market value of our common stock and on our cash flow and liquidity.

Item 5.  Other Information

Our 2010 annual shareholders’ meeting will be held in October 2010 at our corporate headquarters, Star City International Building, 10 Jiuxianqiao Road, C-16th Floor, Chaoyang District, Beijing, China, 100016.  Because the date of our 2010 annual shareholders’ meeting will be more than 30 days after the anniversary of our 2009 annual shareholders’ meeting, in accordance with Rule 14a-8 under the Exchange Act, shareholders proposals that are intended to be presented by shareholders at our 2010 annual meeting of shareholders’ must be received by the our Corporate Secretary at our principal executive offices a reasonable time before we begin to print and send our proxy materials, which we regard as August 13, in order to be considered for inclusion in our proxy statement and form of proxy/voting instruction card.

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

American Dairy, Inc.

Date: August 9, 2010	By:	/s/ Leng You-Bin
Leng You-Bin Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Jonathan H. Chou,
Jonathan H. Chou Chief Financial Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X