Form 10-Q
period 2010-09-30
Feihe International Inc
filed 2010-11-09
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-32473

FEIHE INTERNATIONAL, INC.
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

American Dairy, Inc.
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

The number of shares outstanding of the registrant’s common stock as of November 5, 2010 was 22,296,291.

FEIHE INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Feihe International,” and “the Company” refer to Feihe International, Inc., a Utah corporation, and its consolidated subsidiaries.  References to “dollars” and “$” are to United States dollars.

- i -

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FEIHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2010	December 31, 2009
	US$	US$

Assets
Current assets:
Cash and cash equivalents	22,247,303	48,165,354
Restricted cash	2,799,675	784,170
Notes and loans receivable, net of allowance of $3,500,028 and $4,000,000, respectively	2,313,777	438,776
Trade receivables, net of allowance of $876,408 and $791,119, respectively	15,182,622	27,495,190
Due from related parties	1,835,030	2,188,243
Employee receivables	1,232,931	396,724
Advances to suppliers	30,537,290	24,417,968
Inventories, net of allowance of $268,559 and $518,561, respectively	73,582,711	59,044,665
Prepayments and other current assets	265,544	1,814,472
Income taxes receivable	4,897,518	4,834,754
Input value-added taxes	1,754,047	3,697,875
Other receivables	4,994,543	4,307,680
Investment in mutual funds – available for sale	127,418	136,466
Total current assets	161,770,409	177,722,337

Investments:
Investment at cost	268,732	263,264

Property and equipment:
Property and equipment, net	156,989,603	154,572,409
Construction in progress	44,783,782	23,170,909
	201,773,385	177,743,318
Biological assets:
Immature biological assets	31,654,159	35,672,123
Mature biological assets, net	24,892,914	13,232,124
	56,547,073	48,904,247

Other assets:
Deferred tax assets	3,632,815	3,632,815
Prepaid leases	29,082,787	29,016,486
Other intangible assets, net	625,773	821,331
Goodwill	1,844,345	1,784,331
Deferred debt issuance cost, net	—	369,608
Total assets	455,545,319	440,257,737

Liabilities
Current liabilities:
Notes payable	2,120,005	3,429,767
Short term bank loans	39,707,466	58,624,312
Accounts payable	55,539,780	37,956,046
Accrued expenses	8,203,175	8,365,245
Income tax payable	920,225	2,980,774
Advances from customers	20,990,303	6,893,947
Due to related parties	77,634	10,531,851
Advances from employees	1,050,392	483,647
Employee benefits payable	5,288,625	4,120,053
Other payables	45,097,338	24,012,460
Current maturities of long term bank loans	7,464,803	7,312,935
Current portion of capital lease obligation	167,087	—
Total current liabilities	186,626,833	164,711,037

Long term bank loans, net of current portion	28,993,297	32,427,230
Capital lease obligation, net of current portion	613,121	—
Long term tax payable	5,212,596	4,747,083
Deferred income	9,036,245	10,538,313
Performance share obligation	—	11,382,000
Total liabilities	230,482,092	223,805,663

Commitments and contingencies (see Note 21)

Redeemable common stock (US$0.001 par value, 2,625,000 and 2,100,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively)	65,027,093	53,645,093

Equity
Feihe International, Inc. shareholders' equity:
Common stock (US$0.001 par value, 50,000,000 shares authorized; 19,671,291 and 19,607,376 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively)	19,671	19,607
Additional paid-in capital	58,373,962	54,482,098
Common stock warrants	1,774,151	1,774,151
Statutory reserves	6,861,224	6,861,224
Accumulated other comprehensive income	30,358,508	25,651,571
Retained earnings	62,209,147	73,672,879
Total Feihe International, Inc. shareholders' equity	159,596,663	162,461,530
Noncontrolling interests	439,471	345,451

Total equity	160,036,134	162,806,981

Total liabilities, redeemable common stock, and equity	455,545,319	440,257,737

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	US$	US$	US$	US$

Sales	61,141,112	72,110,934	194,771,521	227,119,247

Cost of goods sold	(33,828,464)	(35,129,532)	(110,556,813)	(93,427,854)

Gross profit	27,312,648	36,981,402	84,214,708	133,691,393

Operating expenses:
Sales and marketing expenses	(18,731,289)	(27,455,572)	(76,585,036)	(79,771,636)
General and administrative expenses	(6,130,344)	(5,656,116)	(18,704,859)	(16,957,199)
Loss on disposal of biological assets	(467,867)	(151,183)	(9,041,300)	(971,984)
Total operating expenses	(25,329,500)	(33,262,871)	(104,331,195)	(97,700,819)

Other operating income, net	64,895	309,593	428,920	1,824,274
Income (loss) from continuing operations	2,048,043	4,028,124	(19,687,567)	37,814,848

Other income (expenses):
Interest income	62,132	62,248	269,318	273,333
Interest and finance costs	(429,864)	(1,700,702)	(1,988,826)	(5,114,679)
Amortization of deferred debt issuance cost	—	(33,914)	(376,057)	(101,742)
Loss on derivatives	—	(790,000)	—	(790,000)
Government subsidy	1,753,268	7,895,626	10,911,750	14,640,034

Income (loss) before income tax	3,433,579	9,461,382	(10,871,382)	46,721,794

Income tax benefit (expense)	211,478	1,672,167	(732,143)	(3,502,574)
Income (loss) from continuing operations, net of tax	3,645,057	11,133,549	(11,603,525)	43,219,220

Net income from discontinued operations, net of tax	—	—	—	3,289,908
Net income (loss)	3,645,057	11,133,549	(11,603,525)	46,509,128
Less: Net (income) loss attributable to noncontrolling interests	(67,793)	7,548	139,793	50,193
Net income (loss) attributable to Feihe International, Inc.	3,577,264	11,141,097	(11,463,732)	46,559,321

Earnings (loss) per share of common stock – Basic
Income (loss) from continuing operations attributable to Feihe International, Inc.	0.16	0.57	(0.52)	2.39
Income from discontinued operations attributable to Feihe International, Inc., net of tax	—	—	—	0.18
Net income (loss) attributable to Feihe International, Inc.	0.16	0.57	(0.52)	2.57
Earnings (loss) per share of common stock – Diluted
Income (loss) from continuing operations attributable to Feihe International, Inc.	0.16	0.52	(0.52)	2.21
Income from discontinued operations attributable to Feihe International, Inc., net of tax	—	—	—	0.17
Net income (loss) attributable to Feihe International, Inc.	0.16	0.52	(0.52)	2.38

Weighted average shares of common stock outstanding
Basic	22,288,569	19,659,657	22,103,588	18,093,104
Diluted	22,299,017	21,597,188	22,103,588	19,541,775

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Feihe International, Inc. Shareholders
	Common Stock
	(US$0.001 par value)					Accumulated
	Number of Shares	Par Value	Additional Capital Stock	Common Stock Warrants	Statutory Reserves	Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity	Total Comprehensive Income (Loss)
		US$	US$	US$	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2010	19,607,376	19,607	54,482,098	1,774,151	6,861,224	25,651,571	73,672,879	345,451	162,806,981
Share-based compensation	55,915	56	3,795,872	—	—	—	—	—	3,795,928
Issuance of common stock in connection with exercise of options	8,000	8	95,992	—	—	—	—	—	96,000
Net income	—	—	—	—	—	—	(11,463,732)	(139,793)	(11,603,525)	(11,603,525)
Currency translation adjustments	—	—	—	—	—	4,715,985	—	14,441	4,730,426	4,730,426
Change in fair value of available for sale investments, net of tax $(2,262)	—	—	—	—	—	(9,048	—	—	(9,048)	(9,048
Comprehensive income (loss)										(6,882,147
Investment in a new subsidiary	—	—	—	—	—	—	—	219,372	219,372

Balance as of September 30, 2010	19,671,291	19,671	58,373,962	1,774,151	6,861,224	30,358,508	62,209,147	439,471	160,036,134

	Feihe International, Inc. Shareholders
	Common Stock
	(US$0.001 par value)					Accumulated
	Number of Shares	Par Value	Additional Capital Stock	Common Stock Warrants	Statutory Reserves	Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total Equity	Total Comprehensive Income
		US$	US$	US$	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2009	17,253,907	17,254	26,758,425	3,003,448	6,861,224	25,146,055	54,091,493	546,447	116,424,346
Share-based compensation	—	—	2,278,754	—	—	—	—	—	2,278,754
Warrants exercise	768,701	769	2,497,842	(883,963)	—	—	—	—	1,614,648
Shares issued for notes conversion	1,160,884	1,161	16,831,543	—	—	—	—	—	16,832,704
Net income (loss)	—	—	—	—	—	—	46,559,321	(50,193)	46,509,128	46,509,128
Currency translation adjustments	—	—	—	—	—	593,949	—	—	593,949	593,949
Change in fair value of available for sale investments, net of tax $ 10,233	—	—	—	—	—	40,933	—	—	40,933	40,933
Comprehensive income										47,144,010
Sales of a subsidiary	—	—	—	—	—	—	—	(82,726	(82,726
Balance as of September 30, 2009	19,183,492	19,184	48,366,564	2,119,485	6,861,224	25,780,937	100,650,814	413,528	184,211,736

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2010	2009
	US$	US$

Cash flows from operating activities:
Net (loss) income	(11,603,525)	46,509,128
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	5,966,112	3,962,032
Depreciation of biological assets	2,699,711	1,115,296
Amortization of prepaid leases	526,980	418,003
Amortization of capital lease obligation	29,363	—
Amortization of other intangible assets	208,925	—
Amortization of deferred income	(11,892)	(10,328)
Gain on sale of property and equipment	(3,632)	—
Loss on sale of biological assets	9,041,300	971,984
Provision for bad debts	68,860	(311,555)
Provision for inventory reserve	(256,245)	(30,789)
Compensation expense from option awards	2,906,553	2,278,754
Compensation expense from shares issued for services	889,375	—
Net income from discontinued operations, net of tax	—	(3,289,908)
Interest expense from amortization of note discounts	—	4,475,045
Gain on waived interest expense	—	(550,000)
Loss on derivatives	—	790,000
Amortization of deferred debt issuance cost	376,057	101,742

Changes in assets and liabilities:
Decrease (increase) in trade receivables	12,243,708	(19,721,366)
Decrease (increase) in due from related parties	353,213	(1,985,395)
(Increase) decrease in employee receivable	(836,207)	107,686
Increase in inventories	(14,281,801)	(13,600,082)
Increase in advances to suppliers	(9,614,054)	(5,196,616)
Decrease (increase) in prepayments and other current assets	1,548,928	(33,507)
Increase in income taxes receivable	(62,764)	(3,319,458)
Decrease (increase) in input value-added taxes	1,943,828	(327,383)
Increase in other receivables	(686,863)	(1,454,913)
(Increase) decrease in notes receivables	(2,027,311)	1,493,245
Decrease in notes payable	(1,309,762)	—
Increase in accounts payable	17,583,734	7,571,397
Decrease in accrued expenses	(162,070)	(1,321,981)
Decrease in income taxes payable	(2,060,549)	(357,878)
Increase (decrease) in advances from customers	14,096,356	(5,905,546)
Decrease in due to related parties	(40,445)	(423,342)
Increase (decrease) in advances from employees	566,744	(546,442)
Increase (decrease) in accrued employee benefits payable	1,168,572	(113,856)
Decrease in other payables	(6,478,858)	(110,663)
Increase in long term tax payable	465,513	3,132,860
(Decrease) increase in deferred income	(1,590,848)	3,579,449
Net cash provided by continuing operations	21,657,006	17,895,613
Discontinued operations	—	(2,108,429)
Net cash provided by operating activities	21,657,006	15,787,184

Cash flows from investing activities:
Purchase of property and equipment	(15,328,491)	(46,998,833)
Purchase of biological assets	(9,280,870)	(12,932,023)
Proceeds from disposal of property and equipment	32,182	—
Change in restricted cash	(2,015,505)	464,366
Purchase of a dairy operation	—	(3,287,167)
Proceeds from sale of a subsidiary	—	38,957,413
Proceeds from disposal of biological assets	1,445,553	81,785
Net cash used in continuing operations	(25,147,131)	(23,714,459)
Discontinued operations	—	—
Net cash used in investing activities	(25,147,131)	(23,714,459)

Cash flows from financing activities:
Proceeds from short term bank loans	25,460,501	38,879,321
Proceeds from long term bank loans	3,266,638	10,748,531
Repayment of long term bank loans	(7,404,199)	(408,311)
Repayment of short term bank loans	(44,874,361)	(76,268,710)
Proceeds from issuance of redeemable common stock	—	63,000,010
Capital injection in a new subsidiary by noncontrolling interest	219,372	—
Proceeds from option exercise	96,000	—
Proceeds from warrant exercise	—	1,614,648
Net cash (used in) provided by continuing operations	(23,236,049)	37,565,489
Discontinued operations	—	—
Net cash (used in) provided by financing activities	(23,236,049)	37,565,489

Effect of exchange rate changes on cash	808,123	424,118
Net decrease in cash from discontinued operations	—	2,108,429

Net (decrease) increase in cash and cash equivalents	(25,918,051)	32,170,761
Cash and cash equivalents, beginning of period	48,165,354	10,736,041
Cash and cash equivalents, end of period	22,247,303	42,906,802

Supplemental disclosure of cash flow information:
Income tax paid	(1,528,754)	(6,100,224)
Tax refunds received	6,457,039	12,183,248
Interest paid	(3,509,532)	(1,559,026)

Non-cash investing and financing activities:
Conversion of bridge loan to redeemable common stock	—	16,000,000
Conversion of convertible debt and accrued interest to common stock	—	16,832,704
Issuance of performance shares of common stock	11,382,000	—
Capital lease obligation for the purchase of property and equipment	735,179	—

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND NATURE OF OPERATION

The accompanying consolidated financial statements include the financial statements of Feihe International, Inc. (the “Company” or “Feihe International,” formerly known as “American Dairy, Inc.”) and its subsidiaries. The Company and its subsidiaries are collectively referred to as the “Group.” All of the Group's operations are conducted in the People's Republic of China.

The core activities of subsidiaries included in the condensed consolidated financial statements are as follows:

•	American Flying Crane Corporation – Investment holding
•	Langfang Flying Crane Dairy Products Co., Limited – Packaging and distributing dairy products
•	Gannan Flying Crane Dairy Products Co., Limited (“Gannan Feihe”) – Manufacturing dairy products
•	Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”) – Manufacturing and distributing dairy products
•	Baiquan Feihe Dairy Co., Limited – Manufacturing dairy products
•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited – Marketing and distributing dairy products
•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (“Shanxi Feihesantai”) – Manufacturing and distributing walnut products
•	Heilongjiang Feihe Kedong Feedlots Co., Limited – Breeding and rearing of dairy cows, and distributing fresh milk
•	Heilongjiang Feihe Gannan Feedlots Co., Limited – Breeding and rearing of dairy cows, and distributing fresh milk
•	Qiqihaer Feihe Soybean Co., Limited – Manufacturing and distributing soybean products
•	Heilongjiang Aiyingquan International Trading Co., Limited – Marketing and distributing water and cheese, specifically marketed for consumption by children
•
Heilongjiang Flying Crane Trading Co., Limited (“Feihe Trading”) – Distributing of milk and soybean related products. The subsidiary was registered in Heilongjiang province, China on January 22, 2010. The Group holds an 85% equity interest of the total paid-in capital of RMB 10,000,000 (or approximately $1.5 million) of Heilongjiang Flying Crane Trading Co., Limited

2.	BASIS OF PREPARATION

The condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements included herein, have been prepared by the Group pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The condensed consolidated interim financial statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In the opinion of the Group’s management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring accruals) necessary to present fairly its financial position and the results of its operations and cash flows.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with the SEC on Form 10-K for the year ended December 31, 2009.  The interim operating results are not necessarily indicative of the results to be expected for an entire year.

In the nine months ended September 30, 2010, the Group incurred a significant loss and, as of September 30, 2010, had a working capital deficit, with current liabilities exceeding current assets by $24,856,424. The Group has taken various actions to conserve cash, procure financing and improve liquidity. Such actions include reducing working capital requirements in operations through improving the Group’s sales process, accelerating accounts receivables collection, strengthening control on operating expenditure and renewing short term borrowings. Considering the forecasted revenue and the Group’s ability to generate operating cash flow, the Group has prepared the condensed consolidated financial statements assuming that the Group will continue as a going concern.

For the period ended September 30, 2010, the Group has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K for the year ended December 31, 2009, except for the following recently adopted accounting pronouncements.

Recently adopted accounting pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this guidance did not have a significant impact on the Group’s financial statements.

In March 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This adoption of the authoritative guidance did not have a material impact on the Group’s financial statements.

Recently issued accounting pronouncements not yet adopted

In March 2010, FASB issued authoritative guidance regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The guidance will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This adoption of the authoritative guidance is not expected to have a material impact on the Group’s financial statements.

3.           TAXATION

The Company is subject to U.S. federal and state income taxes, and the Company’s subsidiaries incorporated in the People’s Republic of China (the “PRC”) are subject to enterprise income taxes in the PRC.

During the three months ended September 30, 2010, the Company recorded an income tax benefit of approximately $0.2 million, which was primarily due to a decrease in profits of Gannan Feihe. During the nine months ended September 30, 2010, the Company recorded an income tax benefit of approximately $0.7 million, which was primarily due to the taxable income from the Company’s operations in the PRC.

The Company cumulatively accrued approximately $1.5 million for estimated interest and penalties related to uncertain tax positions at September 30, 2010. The Company recorded approximately $0.15 million and $0.46 million of interest and penalties related to unrecognized tax positions as a component of income tax expense during the three and nine months ended September 30, 2010 and approximately $89,000 and $0.3 million of interest and penalties related to unrecognized tax positions as a component of income tax expense during the three and nine months ended September 30, 2009, respectively.

Aggregate undistributed earnings of approximately $118 million as of September 30, 2010 of the Group's PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested under U.S. GAAP, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

The Company's tax years from 2005 to 2009 remain open in various jurisdictions.

4.	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted-average shares – Basic	22,288,569	19,659,657	22,103,588	18,093,104
Effect of dilutive securities
Stock option	10,448	955,296	—	354,212
Warrants	—	403,048	—	641,878
Convertible notes	—	388,230	—	388,230
Performance adjustment shares	—	190,957	—	64,351
Weighted-average shares – Diluted	22,299,017	21,597,188	22,103,588	19,541,775

As of September 30, 2010, 1,560,654 performance stock options and 237,937 warrants were excluded from the calculation of diluted income per share for the nine months ended September 30, 2010, and 237,937 warrants were excluded from the calculation of diluted income per share for the three months ended September 30, 2010, because their effects were anti-dilutive using the treasury stock method.

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

The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	US$	US$	US$	US$

Sales	—	—	—	10,451,277

Income from operations	—	—	—	1,301,909
Gain on sale of subsidiary	—	—	—	2,552,733
Income tax expense	—	—	—	(564,734)
Net income from discontinued operations	—	—	—	3,289,908

6.	RESTRICTED CASH

Restricted cash consists of bank demand deposits for letters of credit and short term notes payable. These instruments are mainly used by the Group for the short term financing of imported dairy cows and the purchase of whey powder.

7.	INVENTORIES, NET

The inventory amounts included in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 comprised the following:

	September 30, 2010	December 31, 2009
	US$	US$

Raw materials	24,394,959	23,360,410
Work-in-progress	36,313,132	34,486,084
Finished goods	13,143,179	1,716,732
Less: Inventory provision	(268,559)	(518,561)
Total inventories, net	73,582,711	59,044,665

8.	ADVANCES TO SUPPLIERS

Advances to suppliers consist primarily of advance payments for inventories and equipment, not delivered at the balance sheet date.  The Group utilizes advances to suppliers in an effort to keep future purchasing prices stable and consistent.

Advanced amounts are refundable if the transaction is not completed by the other party in accordance with the terms of the contract or agreement.  During the three and nine month periods ended September 30, 2010 and September 30, 2009, no advances to suppliers were refunded in cash, and the Group has a minimal refund history.

9.	INVESTMENT IN MUTUAL FUNDS – AVAILABLE FOR SALE

The Group had the following investment measured at fair value:

US$

Balance as of December 31, 2009	136,466
Change in fair value	(9,048)
Balance as of September 30, 2010	127,418

The cost of the investment is $186,620, with fair value measured according to quoted prices in active markets of identical assets (Level 1).

10.	CONSTRUCTION IN PROGRESS

The construction projects under construction included in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 comprised of the following:

	September 30, 2010	December 31, 2009
	US$	US$

Feihe Dairy processing facilities	6,933,456	4,671,469
Shanxi walnut processing facilities	—	51,386
Gannan production facilities	22,209,345	13,721,606
Longjiang production facilities	12,569,096	—
Gannan Pasture facilities	263,798	702,116
Kedong Pasture facilities	25,578	—
Soybean processing facilities	2,737,595	4,015,104
Others	44,914	9,228
Total	44,783,782	23,170,909

$283,175 and $1,286,297 of interest expense were capitalized in construction in progress for the three months ended September 30, 2010 and 2009. $920,964 and $2,796,092 of interest expense were capitalized in construction in progress for the nine months ended September 30, 2010.

11.	OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
	US$	US$
Production permit	—	68,254
Exclusive right of milk supply	625,773	753,077
Total other intangible assets, net	625,773	821,331

Amortization expense for the nine months ended September 30, 2010 and 2009 was $208,925 and $nil, respectively.

Production permits and exclusive rights of milk supply, which the Group acquired in 2009, are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the expected useful lives of one and 4.7 years, respectively.  Amortization expense of intangible assets is estimated to be approximately $255,000, $187,000, $187,000, $187,000, and $5,000 for 2010, 2011, 2012, 2013, and 2014, respectively.

12.	SHORT TERM BANK LOANS

Short term bank loans included in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 comprised of the following:

	September 30, 2010	December 31, 2009
	US$	US$
Unsecured, non-interest bearing loan payable to an unrelated party, due on demand	442,600	442,600

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 4, 2010	—	2,193,881

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 5, 2010	—	3,656,468

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on March 31, 2010	—	3,773,475

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on May 22, 2010	—	4,972,796

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on May 22, 2010	—	2,340,139

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by buildings of Qiqihaer Feihe Soybean Co., Limited, payable with interest on maturity, due on July 19, 2010 (i)	—	1,775,581

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on July 19, 2010 (i)	—	1,149,593

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on July 19, 2010 (i)	—	5,850,348

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on August 30, 2010 (ii)	—	2,925,174

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on September 28, 2010 (ii)	—	1,462,587

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by a building, payable with interest on maturity, due on September 14, 2010	—	11,846,955

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by a building, payable with interest on maturity, due on September 15, 2010	—	2,778,915

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on October 22, 2010 (ii)	2,985,921	2,925,174

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on November 12, 2010	5,971,843	5,850,348

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on December 23, 2010	4,777,474	4,680,278

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 13, 2011	2,388,737	—

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on July 25, 2011 (iii)	7,464,803	—

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on August 30, 2011 (iv)	2,985,922	—

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on September 7, 2011 (v)	7,464,803	—

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on September 14, 2011 (iv)	3,732,402	—

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on September 27, 2011 (vi)	1,492,961	—

Total	39,707,466	58,624,312

(i)
In connection with the purchase of raw materials by Qiqihaer Feihe Soybean Co., Limited, Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on July 20, 2009 and ending on July 19, 2010. The maximum potential future payment amount under the terms of the guarantee is RMB 63,200,000 (or $9,436,000). The loan was fully repaid on July 19, 2010.

(ii)
Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on August 30, 2009 and ending on August 29, 2010. The maximum potential future payment amount under the terms of the guarantee is RMB 100,000,000 (or $14,930,000). The loans, amounting 2,925,174 and 1,462,587, were fully repaid on August 30 and September 28, 2010, respectively.

(iii)
Gannan Dairy guaranteed the loans payable to a bank in the PRC for a period, beginning on July 26, 2010 and ending on the date which is two years after the maturity date or the date of repayment if earlier.

(iv)
Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on September 15, 2010 and ending on September 14, 2011. The maximum potential future payment amount under the terms of the guarantee is RMB 35,000,000 (or $5,225,000) as of September 30, 2010.

(v)
Gannan Dairy guaranteed the loans payable to a bank in the PRC for a period, beginning on September 7, 2010 and ending on the date which is two years after the maturity date or the date of repayment if earlier.

(vi)
Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of two years, beginning on August 30, 2010 and ending on August 30, 2012. The maximum potential future payment amount under the terms of the guarantee is RMB 50,000,000 (or $7,465,000) as of September 30, 2010.

All of the short term bank loans are denominated in RMB and therefore subject to exchange rate fluctuations and none of them have restrictions or covenants attached.

13.	LONG TERM BANK LOANS

Long term bank loans comprised of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	US$	US$

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, and payable on maturity. The loan commenced on October 29, 2008 and matures on September 24, 2014.	4,010,092	3,928,509

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, and payable in installments of $3,523,387 on October 28, 2010 and $564, 339 on October 28, 2011. The loan commenced in October 29, 2008 and matures on September 25, 2014.	4,087,726	4,004,563

Loan payable to a bank in the PRC, bearing interest at six months LIBOR plus 1.95%. The loan commenced in October 13, 2009 and matures on October 13, 2014. (i)	—	4,023,790

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, and payable on maturity. The loan commenced in June 29, 2009 and matures on October 28, 2014.	7,051,253	6,907,798

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, and payable on maturity. The loan commenced in March 27, 2009 and matures on October 28, 2014.	3,930,965	3,850,992

Loan payable to a bank in the PRC, bearing interest at 7.47%, unsecured, and payable in installments of $2,985,921 due on October 28, 2009 but yet paid and $955,495 on October 28, 2010. The loan commenced in October 29, 2008 and matures on October 28, 2014.	3,941,416	3,861,230

Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by land use right, plant and machinery. The loan commenced in December 24, 2009 and matures on December 24, 2014.	4,971,677	4,870,530

Loan payable to a bank in the PRC, bearing interest at 5.76%. The loan commenced in December 24, 2009 and matures on December 24, 2014.	8,464,971	8,292,753

	36,458,100	39,740,165
Less: current portion of long term bank loans	(7,464,803)	(7,312,935)
	28,993,297	32,427,230

(i)
In October 2009, the Group entered into a loan agreement with a bank in the PRC for a principal amount of up to $9,227,851 for the purpose of financing the purchase of certain equipment. The loan bore interest at the six-month LIBOR rate plus 1.95%, with principal payable in 10 equal semi-annual installments and interest payable semi-annually. As of December 31, 2009, there was $4,023,790 in principal payable under this loan. The loan was fully repaid in June 2010.

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

On November 12, 2008, the Company entered into an agreement with respect to the 2009 Notes pursuant to which the Company issued to holders of the 2009 Notes an aggregate amount of 216,639 shares of common stock ($2,881,299, excluding $720,000 accrued at December 31, 2007) and such holders waived claims to additional payments under the registration rights agreement relating to the 2009 Notes.  In connection with the agreement, the Company amended the 2009 Notes (the “New 2009 Notes”) and the warrants issued therewith (the “New Warrants”), and amended the prior registration rights agreement.

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

Interest expense amounting to $nil and $226,788 was recognized during the three month period ended September 30, 2010 and 2009, respectively. Amortization of the notes discount of $nil and $155,991 was recognized during the three month period ended September 30, 2010 and 2009, respectively.

Interest expense amounting to $nil and $1,046,078 was recognized during the nine month period ended September 30, 2010 and 2009, respectively. Amortization of the notes discount of $nil and $467,967 was recognized during the nine month period ended September 30, 2010 and 2009, respectively.

15.	ACCRUED EXPENSES

Accrued expenses as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
	US$	US$

Accrued selling expenses	7,746,422	8,050,982
Other accrued expenses	456,753	314,263
	8,203,175	8,365,245

16.	OTHER PAYABLES

Other payables as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
	US$	US$

Payable for property and equipment	22,714,739	12,220,117
Payable for purchase of biological assets	6,655,343	—
Payable for leases	960,202	1,082,590
Other tax payable	219,576	1,989,165
Deposit from distributors	1,940,102	1,604,165
Payable to local County Finance Bureau (i)	2,117,018	1,781,430
Prepayment received for purchase of biological assets from Yuanshengtai (see Note 18)	3,562,530	—
Other payables (ii)	6,927,828	5,334,993
Total	45,097,338	24,012,460

(i)
The Group received funding from the local County Finance Department for construction of the production facilities in the region and working capital usage.  Although, no repayment terms were attached with the funds, the Group considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

(ii)
Other payables mainly include deposits received from logistics companies and milk collection stations, prepayment made by employees on behalf of the Group, advertising cost, and other miscellaneous payables.

17.	CAPITAL LEASE OBLIGATION

In November 2009, the Group entered a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of RMB 5 million (or approximately $746,500) and require a RMB 1 million (or approximately $149,300) payment on January 30th of each year after successful completion of production quality tests. The equipment was undergoing trial runs as of September 30, 2010, and will be depreciated over an estimated productive life of 14 years when placed into service after passing production quality tests, which is estimated to be in December 2010.  As of September 30, 2010 and 2009, the Group had $1,472,514 and $nil, respectively, of equipment under construction subject to the capital lease obligation.

Minimum future lease payments under capital leases as of September 30, 2010, are as follows:

Future payments
US$

2010	149,296
2011	149,296
2012	149,296
2013	149,296
2014	149,296
2015	149,296
Outstanding at September 30, 2010	895,776
Less amount representing interest	(115,568)
Net present value of minimum lease payments	780,208
Current portion of capital lease obligation	(167,087)
Non-current portion of capital lease obligation	613,121

The interest rate on the capitalized lease is 5.31%. There was $9,840 and $nil amortization of interest recorded for the three months ended September 30, 2010 and 2009, respectively. There was $29,363 and $nil amortization of interest recorded for the nine months ended September 30, 2010 and 2009, respectively. Accumulated amortization was $29,363 and $nil as of September 30, 2010 and December 31, 2009, respectively.

18.	RELATED PARTY TRANSACTIONS

Due from/to related parties included in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 comprised the following:

	September 30, 2010	December 31, 2009
	US$	US$
Due from related parties:
Due from directors of the Group	52,056	60,978
Due from related companies	1,782,974	2,127,265
Total	1,835,030	2,188,243

	September 30, 2010	December 31, 2009
	US$	US$
Due to related parties:
Due to directors of the Group	29,859	29,252
Due to related companies	—	10,429,470
Loan payable to a related party	47,775	73,129
Total	77,634	10,531,851

Due from/to Directors of the Group

As part of normal business operations, directors of the Group will from time to time incur routine expenses on behalf of the Group, or receive general advances from the Group for settlement of Group expenses, such as travel, meals, and other business expenses.  The amounts advanced are settled periodically throughout the period and amounts outstanding at period end are short term in nature and due on demand.  During the three month period ended September 30, 2010, advances to directors aggregated to $19,813 and repayments from directors aggregated to $18,968. During the nine month period ended September 30, 2010, advances to directors aggregated to $36,594 and repayments from directors aggregated to $45,516.

As of September 30, 2010 and December 31, 2009, the Group had the following balances due from its directors:

	September 30, 2010	December 31, 2009
	US$	US$

Leng You-Bin	34,022	33,823
Liu Hua	18,034	27,155
Total	52,056	60,978

As of September 30, 2010 and December 31, 2009, the balances due to Leng You-Bin were $29,859 and $29,252, respectively.

Due from/to related companies

Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group.  During the nine months ended September 30, 2010 and 2009, the Group had certain transactions with companies owned by close family members of Mr. Leng, including Yuanshengtai, which was partially owned by Mr. Leng and Liu Sheng-Hui, on an arm’s length basis. Those shares held by Mr. Leng and Liu Sheng-Hui have been transferred to unrelated third parties who held no ownership interests in Yuanshengtai in January 2010. Additionally, subsequent to such date, the Company ceased being a related party of the Group and, accordingly, the balance due to Yuanshengtai has been classified as other payables, as disclosed in Note 16.

For the three and nine months ended September 30, 2010 and 2009, the Group made sales of goods to the following related companies:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	US$	US$	US$	US$

Tangshan Feihe Trading Company	—	1,162,572	1,549,572	4,455,690
Qianhuangdao Feihe Trading Company	—	—	—	411,214
Dalian Hewang Trading Company	77,754	31,756	174,498	190,258
Total	77,754	1,194,328	1,724,070	5,057,162

As of September 30, 2010 and December 31, 2009, the Group had the following balances due from its related companies:

	September 30, 2010	December 31, 2009
	US$	US$

Tangshan Feihe Trading Company	1,745,832	1,897,078
Qinhuangdao Feihe Trading Company	30,580	230,187
Dalian Hewang Trading Company	6,562	—
Total	1,782,974	2,127,265

As of September 30, 2010 and December 31, 2009, the Group had the following balances due to its related companies for advance payments for goods or purchase of cattle:

	September 30, 2010	December 31, 2009
	US$	US$

Heilongjiang Feihe Yuanshengtai Co., Ltd (see Note 16)	—	10,428,246
Dalian Hewang Trading Company	—	1,224
Total	—	10,429,470

Loan payable to related parties

The Group has an outstanding loan payable to a charitable organization set up by Leng You-Bin for underprivileged children in the Heilongjiang province of the PRC, of $47,775 and $73,129 as of September 30, 2010 and December 31, 2009, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

See Note 19 regarding the issuance of shares to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees.

19.	REDEEMABLE COMMON STOCK

The Company issued 525,000 redeemable common stock to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees (collectively, “Sequoia”) pursuant to a performance adjustment clause in a subscription agreement because the Company failed to meet certain performance targets set out in the subscription agreement as of December 31, 2009. The 525,000 shares issued to Sequoia were valued at $11,382,000 and recorded as a performance share obligation as of December 31, 2009 and were classified as redeemable common stock during the first quarter of 2010.

Under the terms of the subscription agreement, the common stock issued to Sequoia is redeemable, at the option of the holder, if at any time after the third anniversary of the issuance date the average closing prices for shares of the Company’s common stock for the period of fifteen (15) consecutive trading days is less than $39 per share, for an amount equal to $31.20, subject to certain adjustments.  Due to the redeemable nature of the common stock issued to Sequoia, the Company has classified the common stock as temporary equity upon issuance. When and if the redemption right expires or when redemption becomes improbable, the common stock will be classified as shareholders’ equity.  The amount that would have been paid if the redemption had occurred on September 30, 2010 is $81.9 million.

The Company assesses the probability of redemption and accrues proper accretion on a quarterly basis. Until management determines it is probable that the common stock will become redeemable, the change in the redemption value is not accreted.  Management determined that the probability of redemption was low as of September 30, 2010, considering among other factors that the redemption period was approximately 20 months away.  The Company plans to continue to implement its integrated business model, increase its profitability by increasing sales of high margin branded products, improve the effectiveness of expenditure controls, reduce the Company’s debt levels, and improve its competitive advantage by building out upstream facilities.

20.	SHARE-BASED COMPENSATION

Share Options

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

The fair value of the option awards are estimated on the date of grant using the Black-Scholes option valuation model to be $22,106,218, of which $647,839 and $1,114,012 was recorded as compensation expense in general and administrative expenses in the three months ended September 30, 2010 and 2009, respectively, and of which $1,943,517 and $1,856,685 was recorded as compensation expense in general and administrative expenses in the nine months ended September 30, 2010 and 2009, respectively, on a straight line basis.  The valuation was based on the assumptions noted in the following table.

Expected volatility	74.94%
Expected dividends	0%
Expected term (in years)	5.25
Risk-free rate	2.27%

On October 15, 2009, an option to purchase 50,000 shares was granted to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and has a contractual life of 4 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $1,103,400, of which $281,980 and $nil was recorded as compensation cost in the three months ended September 30, 2010 and 2009, respectively, and of which $833,679 and $nil was recorded as compensation cost in the nine months ended September 30, 2010 and 2009, respectively.  The valuation was based on the assumptions noted in the following table.

Expected volatility	93%
Expected dividends	0%
Expected term (in years)	2.5
Risk-free rate	1.24%

On October 23, 2009, the Compensation Committee of the Board of Directors granted an aggregate of 30,000 new performance stock options to an employee of the Company under the 2009 Plan. The performance stock options have an exercise price of $27.69, a contractual life of 6 years, and vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established in accordance with the 2009 Plan, including performance targets that must be met in each of the Company’s 2009, 2010 and 2011 fiscal years, and the recipient continues to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates. If the performance criteria are not met, the options that would otherwise vest on the vesting dates are forfeited and cancelled.

The fair value of the option awards are estimated on the date of grant using the Black-Scholes option valuation model to be $565,900, of which $32,329 and $nil was recorded as compensation expense in general and administrative expenses during the three months ended September 30, 2010 and 2009, respectively, and of which $96,987 and $nil was recorded as compensation expense in general and administrative expenses during the nine months ended September 30, 2010 and 2009, respectively, on a straight line basis.  The valuation was based on the assumptions noted in the following table.

Expected volatility	83%
Expected dividends	0%
Expected term (in years)	5.2	5
Risk-free rate	2.59%

On August 27, 2010, options to purchase 84,000 shares were granted to directors of the Company for their services provided for the period from August 1, 2010  through July 31, 2011, that vests in four equal amounts on each three-month anniversary of the grant date until all such shares are fully vested.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $164,500, of which $32,370 and $nil was recorded as compensation cost in the three and nine months ended September 30, 2010 and 2009, respectively.  The valuation was based on the assumptions noted in the following table.

Expected volatility	54%
Expected dividends	0%
Expected term (in years)	0.	81
Risk-free rate	2.23%

(2)	2003 Stock Incentive Plan

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

On October 15, 2008, an option to purchase 80,000 shares was granted under the 2003 Plan to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and have a contractual life of 4 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $562,758, of which $140,690 and $422,069 was recorded as compensation expense in general and administrative expenses in the three and nine months ended September 30, 2009, respectively, on a straight line basis.  The valuation was based on the assumptions noted in the following table.

Expected volatility	90.7%
Expected dividends	0%
Expected term (in years)	4
Risk-free rate	2.7%

A summary of option activity under the 2003 Plan and 2009 Plan as of September 30, 2010 and movement during the nine months then ended are as follow:

	Options	Weighted average grant date fair value	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$	US$
Outstanding at January 1, 2010	1,484,654	11.02	16.79	7,443,232	5.15
Granted	84,000	1.96	7.25	268,000	1.91
Exercised	8,000	7.03	12.00	—	2.01
Forfeited or expired	—	—	—	—	—
Outstanding at September 30, 2010	1,560,654	10.55	16.30	268,000	4.28
Exercisable at September 30, 2010	72,000	7.03	12.00	—	2.01

A summary of the status of the Company’s non-vested options as of September 30, 2010 and movements during the nine months then ended are as follow:

	Options	Weighted average grant date fair value
		US$
Non-vested at January 1, 2010	1,404,654	11.25
Granted	84,000	1.96
Vested	—	—
Forfeited or expired	—	—
Non-vested at September 30, 2010	1,488,654	10.72

As of September 30, 2010, there was $8,657,435 of unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan and the 2003 Plan.  The cost is expected to be recognized over various periods ranging from 1 month to 48 months.

Warrants

As of September 30, 2010, the Company had 237,937 warrants outstanding with a weighted average remaining contractual life of 2.3 years and a weighted average exercise price of $14.50, which were issued in connection with the 2009 Notes disclosed in Note 14.

During the nine months ended September 30, 2010 and 2009, no warrants were exercised.

	Warrants	Average exercise Price
		US$
Outstanding warrants at January 1, 2010	237,937	14.50
Warrants granted	—	—
Exercised	—	—
Expired	—	—
Outstanding warrants at September 30, 2010	237,937	14.50

Common stock

In April 2010, the Company issued 8,000 shares of common stock, which issued upon exercise of an option granted under the 2003 Plan for services provided by an employee.  $96,000 was received upon the exercise of stock options.

In April, 2010, the Company issued 39,000 shares of common stock at market value of $766,740 for services provided by employees.

In August 2010, the Company issued 16,915 shares of common stock at market value of $122,635 for services provided by employees.

21.	COMMITMENTS AND CONTINGENCIES

Capital commitments for purchase of property and equipment and biological assets as of September 30, 2010 were $8,521,348. The Group has certain purchase commitments of $7,079,682 over six years relating to packaging materials in connection with the capital lease obligation disclosed in Note 17.

22.	SEGMENTS

The segment information for the operating segments for the three months ended September 30, 2010 was as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	61,141,112	—	—	61,141,112
Intersegment revenues	374,873	9,138,744	—	9,513,617
Segment income tax (expense) benefit	(27,151)	—	238,629	211,478
Segment profit (loss) before income tax	3,184,684	1,358,218	(1,109,323)	3,433,579
Segment assets	504,671,089	164,054,787	191,784,303	860,510,179

The segment information for the operating segments for the three months ended September 30, 2009 was as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	72,110,934	—	—	72,110,934
Intersegment revenues	—	3,541,682	—	3,541,682
Segment income tax benefit (expense)	1,666,826	(59,088)	64,429	1,672,167
Segment profit (loss)	14,372,005	(197,401)	(4,713,222)	9,461,382

The segment information for the operating segments for the nine months ended September 30, 2010 was as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	194,771,521	—	—	194,771,521
Intersegment revenues	649,979	19,226,738	—	19,876,717
Segment income tax (expense) benefit	(940,472)	—	208,329	(732,143)
Segment profit (loss)	578,183	(6,104,473)	(5,345,092)	(10,871,382)
Segment assets	504,671,089	164,054,787	191,784,303	860,510,179

The segment information for the operating segments for the nine months ended September 30, 2009 was as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	227,119,247	—	—	227,119,247
Intersegment revenues	71,508	7,199,194	—	7,270,702
Segment income tax expense	(1,818,178)	(59,088)	(1,625,308)	(3,502,574)
Segment profit (loss)	58,481,670	(1,178,297)	12,918,341	70,221,714

A reconciliation of operating segment revenue, profit (loss) and assets to the Group’s totals was as follows:

	Three months ended September 30,
	2010	2009
Revenue	US$	US$

Total revenue for operating segments	70,654,729	75,652,076
Elimination of intersegment revenue	(9,513,617)	(3,541,682)
Total consolidated revenue	61,141,112	72,110,394

	Three months ended September 30,
	2010	2009
Profit	US$	US$

Total profit for operating segments	3,433,579	9,461,382
Elimination of intersegment profit distribution (i)	—	—
Income from operations before income taxes and noncontrolling interest	3,433,579	9,461,382

	Nine months ended September 30,
	2010	2009
Revenue	US$	US$

Total revenue for operating segments	214,648,238	234,389,949
Elimination of intersegment revenue	(19,876,717)	(7,270,702)
Total consolidated revenue	194,771,521	227,119,247

	Nine months ended September 30,
	2010	2009
(Loss) profit	US$	US$

Total (loss) profit for operating segments	(10,871,382)	70,221,714
Elimination of intersegment profit distribution (i)	—	(23,499,920)
(Loss) income from operations before income taxes and noncontrolling interest	(10,871,382)	46,721,794

	September 30, 2010	December 31, 2009
Assets	US$
Total assets for operating segments	860,510,179	810,033,381
Elimination of investment	(120,592,637)	(120,256,340)
Elimination of intercompany receivables	(284,372,223)	(249,519,304)
Total consolidated assets	455,545,319	440,257,737

(i)	The intersegment profit distribution represented the profits distributed from Feihe Dairy and Gannan Feihe to Feihe International, Inc.

23.	SUBSEQUENT EVENTS

On October 15, 2010, an option to purchase 60,000 shares was granted under the 2009 Plan to an employee that vests on 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and have a contractual life of 4 years.

The Group evaluated events occurring after September 30, 2010 until the date the condensed financial statements were issued and did not note other significant subsequent events.

FORWARD-LOOKING STATEMENTS

The statements included in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “may,” “expects,” “anticipates,” “intends,” “plans,” “targets,” “believes,” “seeks,” “estimates,” “could,” “would,” and similar expressions. Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended, in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2010 and June 30, 2010, and in other documents we file from time to time with the U.S. Securities and Exchange Commission, or the SEC. All forward-looking statements included in this report are based on information available to us on the date hereof. Our business and the associated risks may have changed since the date this report was originally filed with the SEC. We assume no obligation to update any such forward-looking statements.

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

Overview

We are a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the People’s Republic of China, or the PRC.  Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns.  We have over 200 company-owned milk collection stations, seven production and distribution facilities with an aggregate milk powder production capacity of approximately 1,250 tons per day, and an extensive distribution network that reaches over 90,000 retail outlets throughout China.

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

•
Raw Material Supply and Prices.  The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, in 2008 our raw milk prices increased by approximately 45%, in 2009 decreased by approximately 20% and in the first three quarters of 2010 increased by approximately 27%, and we expect they will continue to be affected by factors such as geographic location, rising feed prices, general economic conditions such as inflation and fuel prices, and fluctuations in production, rising production costs and competition, as well as increased competition abroad and currency fluctuations.  Our milk cost associated with fresh milk sourced from our company-owned dairy farms is also impacted by governmental agricultural and environmental policies, subsidies, technical assistance and other agricultural regulations and policies, as well as the productivity of our dairy cows, which can be influenced natural and environmental factors

•
Expenses Associated with Expansion and Competition.  In implementing our plan to expand our business, we face corresponding increases in expenses, especially for selling and marketing expenses, in order to pay slotting fees and sales commissions, attract and retain qualified talent, monitor our sales by region and address potential cross-territory selling activities by distributors, implement strategic advertising campaigns, and finance our expansion.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	($ in thousands)		($ in thousands)
Sales	61,141	72,111	194,771	227,119
Cost of goods sold	(33,829)	(35,130)	(110,557)	(93,428)
Gross profit	27,312	36,981	84,214	133,691
Operating expenses:
Sales and marketing expenses	(18,731)	(27,456)	(76,585)	(79,772)
General and administrative expenses	(6,130)	(5,656)	(18,705)	(16,957)
Loss on disposal of biological assets	(468)	(151)	(9,041)	(972)
Income (loss) from continuing operations	2,048	4,028	(19,688)	37,814
Other income, net	1,385	5,433	8,816	8,907
Income tax benefit (expense)	211	1,672	(732)	(3,503)
Net income from discontinued operations, net of tax	—	—	—	3,290
Net income (loss) attributable to Feihe International, Inc.	3,577	11,141	(11,464)	46,559

Comparison of Three Month Periods Ended September 30, 2010 and 2009

Sales
Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products.  Sales decreased by approximately $11.0 million, or 15.2%, from approximately $72.1 million for the three month period ended September 30, 2009 to approximately $61.1 million for the three month period ended September 30, 2010.  This decrease was primarily attributable to decrease of sales of milk powder of approximately $14.9 million, offset in part by an increase in sales of raw milk powder of approximately $5.2 million. With new competitors entering into our industry and old competitors aggressively attempting to reclaim market share following the melamine crisis, we expect to face increased competition.

The following table sets forth information regarding the sales of our principal products during the three month periods ended September 30, 2010 and 2009:

	Three months ended September 30, 2010			Three months ended September 30, 2009			Three months ended September 30, 2010 over 2009
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)%

Milk powder	4,641	40,909	66.9	6,561	55,854	77.5	(1,920)	(14,945)	(26.8)
Raw milk powder	4,223	14,384	23.5	3,780	9,216	12.8	443	5,168	56.1
Soybean powder	724	3,945	6.5	957	2,093	2.9	(233)	1,852	88.5
Rice cereal	147	916	1.5	194	1,189	1.6	(47)	(273)	(23.0)
Walnut products	62	414	0.7	174	878	1.2	(112)	(464)	(52.8)
Other	33	573	0.9	493	2,881	4.0	(460)	(2,308)	(80.1)
Total	9,830	61,141	100	12,159	72,111	100	(2,329)	(10,970)	(15.2)

In the three month period ended September 30, 2010, we had an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	Three Months Ended September 30,
	2010	2009
Sales revenues (in thousands)	$61,141	$72,111
Total sales volume (kilograms in thousands)	9,830	12,159
Average selling prices/kilogram	$6.22	$5.93

The increase in average sales price per kilogram, as reflected in the table, was primarily attributable to the increase of sales prices of milk powder and raw milk powder.  The following table reflects the average sales price per kilogram by product for the three month period ended September 30, 2010 and 2009, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Three Months ended September 30,		Percentage
Product	2010	2009	Change
Milk powder	$8.81	$8.51	3.5
Raw milk powder	3.41	2.44	39.8
Soybean powder	5.45	2.19	148.9
Rice cereal	6.23	6.13	1.6
Walnut products	6.68	5.04	32.5
Other	17.36	5.84	197.3
Total	$6.22	$5.93	4.9

The average selling price per kilogram of milk powder increased by 3.5% from $8.51 in the three month period ended September 30, 2009 to $8.81 in the three month period ended September 30, 2010.  This increase was primarily attributable to fewer promotional activities, including a decrease in sales discounts provided to distributors. The average selling price per kilogram for raw milk powder increased by 39.8%, from $2.44 in the three month period ended September 30, 2009 to $3.41 in the three month period ended September 30, 2010.  This increase was primarily attributable to increased demand and market prices of raw milk.

Cost of Goods Sold
Our cost of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs and shipping and handling costs for the products sold.  Cost of goods sold decreased approximately $1.3 million, or 3.7%, from approximately $35.1 million for the three month period ended September 30, 2009 to approximately $33.8 million for the three month period ended September 30, 2010.  This decrease was primarily attributable to a decrease in sales quantities.

Gross Profit Margin
Our gross profit margin decreased from 51.3% for the three month period ended September 30, 2009 to 44.7% for the three month period ended September 30, 2010. This decrease was primarily attributable to a decrease in our sales quantities of milk powder and an increase in sales quantities of raw milk powder, which has a lower gross profit margin than milk powder, as well as increases in the price of raw milk. We plan to continue monitoring how our competitors attempt to reclaim market share following the melamine crisis, pursuing strategic market opportunities to maintain and expand our sales of higher margin products, and strengthening our premium quality brand awareness and distribution reach.

Operating Expenses
Our total operating expenses consist primarily of sales and marketing expenses, general and administrative expenses and loss on disposal of biological assets.  Our total operating expenses decreased by approximately $8.0 million, or 23.9%, from approximately $33.3 million in the three month period ended September 30, 2009 to approximately $25.3 million in the three month period ended September 30, 2010. This decrease was primarily attributable to a decrease of approximately $8.7 million, or 31.8%, in sales and marketing expenses from approximately $27.4 million for the three month period ended September 30, 2009 to approximately $18.7 million for the three month period ended September 30, 2010. This decrease was offset in part by an increase of approximately $0.4 million, or 8.4%, in general and administrative expenses from approximately $5.7 million for the three month period ended September 30, 2009 to approximately $6.1 million for the three month period ended September 30, 2010, and an increase of approximately $0.3 million, or 209.9%, in loss on disposal of biological assets from approximately $0.2 million for the three month period ended September 30, 2009 to approximately $0.5 million for the three month period ended September 30, 2010. The decreased sales and marketing expenses primarily relate to a decrease in promotional fees and also reflected of our efforts on to improve the effectiveness of our selling expenses in the three month period ended September 30, 2010.

Income (Loss) from Continuing Operations
As a result of the foregoing, we had income from continuing operations of approximately $2.0 million in the three month period ended September 30, 2010, representing a decrease of approximately $2.0 million, or 49.2%, from income of approximately $4.0 million in the three month period ended September 30, 2009.

Other Income (Expenses)
Our other income (expenses) consists primarily of interest income, interest and finance costs, amortization of deferred debt issuance cost, government subsidies.  Other income (expenses) decreased approximately $4.0 million, or 74.5%, from approximately $5.4 million for the three month period ended September 30, 2009 to approximately $1.4 million for the three month period ended September 30, 2010.  The decrease was primarily attributable to a decrease of government subsidy of approximately $6.1 million, or 77.8%, from approximately $7.9 million for the three month period ended September 30, 2009 to approximately $1.8 million for the three month period ended September 30, 2010. This decrease was offset in part by a decrease in interest and finance costs of approximately $1.3 million, or 74.7%, from approximately $1.7 million for the three month period ended September 30, 2009 to approximately $0.4 million for the three month period ended September 30, 2010.

Income Tax Expense
We are subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC.  We recorded an income tax benefit of approximately $0.2 million and $1.7 million for the three months ended September 30, 2010 and 2009, respectively.  The income tax benefit of $0.2 million for the three month period ended September 30, 2010 was primarily due to the decrease in profit of our PRC subsidiary Gannan Flying Crane Dairy Products Co., Limited, which resulted in decreased income tax expense. The income tax benefit of $1.7 million for the three month period ended September 30, 2009 was primarily due to the decrease in profit of our PRC subsidiary Heilongjiang Feihe Diary Co., Limited.

As of September 30, 2010, unrecognized tax benefits were approximately $5.0 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $3.2 million at September 30, 2010. As of September 30, 2009, unrecognized tax benefits were approximately $5.0 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $3.2 million at September 30, 2009.

We have cumulatively accrued approximately $1.5 million and $0.8 million for estimated interest and penalties related to unrecognized tax benefits at September 30, 2010 and at September 30, 2009, respectively.  For the three months ended September 30, 2010 and September 30, 2009, we recorded $152,000 and $89,000 of estimated interest and penalties, respectively.

Comparison of Nine Month Periods Ended September 30, 2010 and 2009

Sales
Sales decreased by approximately $32.3 million, or 14.2%, from approximately $227.1 million for the nine month period ended September 30, 2009 to approximately $194.8 million for the nine month period ended September 30, 2010.  This decrease was primarily attributable to decrease of sales of milk powder of approximately $54.7 million, offset in part by an increase in sales of raw milk powder of approximately $25.0 million.

The following table sets forth information regarding the sales of our principal products during the nine month periods ended September 30, 2010 and 2009:

	Nine months ended September 30, 2010			Nine months ended September 30, 2009			Nine months ended September 30, 2010 over 2009
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)%

Milk powder	18,009	140,742	72.2	23,906	195,483	86.0	(5,897)	(54,741)	(28.0)
Raw milk powder	11,351	40,417	20.7	6,206	15,410	6.8	5,145	25,007	162.3
Soybean powder	4,278	8,092	4.2	2,638	5,569	2.5	1,640	2,523	45.3
Rice cereal	544	3,439	1.8	844	5,116	2.3	(300)	(1,677)	(32.8)
Walnut products	200	1,148	0.6	474	2,288	1.0	(274)	(1,140)	(49.8)
Other	64	933	0.5	528	3,253	1.4	(464)	(2,320)	(71.3)
Total	34,446	194,771	100	34,596	227,119	100	(150)	(32,348)	(14.2)

In the nine month period ended September 30, 2010, we also experienced a decrease in the average sales price per kilogram of our products, as demonstrated in the table below:

	Nine Months Ended September 30,
	2010	2009
Sales revenues (in thousands)	$194,771	$227,119
Total sales volume (kilograms in thousands)	34,446	34,596
Average selling prices/kilogram	$5.65	$6.56

The decrease in average sales price per kilogram, as reflected in the table, was primarily attributable to a shift in product mix resulting from a decrease in sales of milk powder, a higher margin product, coupled with a decrease in the sales price of milk powder products.  The following table reflects the average sales price per kilogram by product for the nine month period ended September 30, 2010 and the nine month period ended September 30, 2009, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Nine Months ended September 30		Percentage
Product	2010	2009	Change
Milk powder	$7.82	$8.18	(4.4)
Raw milk powder	3.56	2.48	43.5
Soybean powder	1.89	2.11	(10.4)
Rice cereal	6.32	6.06	4.3
Walnut products	5.74	4.83	18.8
Other	14.58	6.16	136.7
Total	$5.65	$6.56	(13.9)

The 4.4% decrease in the average sales price per kilogram in milk powder from $8.18 in the nine month period ended September 30, 2009 to $7.82 in the nine month period ended September 30, 2010, was primarily attributable to an increase in display and slotting fees, which is net with sales. During the nine month period ended September 30, 2010, our display and slotting fees increased about $9.0 million, or 57.3%, to 24.7 million, compared to $ 15.7 million during the nine month period ended September 30, 2009.

Cost of Goods Sold
Cost of goods sold increased approximately $17.1 million, or 18.3%, from approximately $93.4 million for the nine month period ended September 30, 2009 to approximately $110.5 million for the nine month period ended September 30, 2010.  The increase was primarily attributable to an increase in raw milk price.

Gross Profit Margin
Our gross profit margin decreased from 58.9% for the nine month period ended September 30, 2009 to 43.2% for the nine month period ended September 30, 2010. This decrease was primarily attributable to a decrease in our sales quantities of milk powder and an increase in sales quantities of raw milk powder, which has a lower gross profit margin than milk powder, as well as increases in price of raw milk.

Operating Expenses
Our total operating expenses increased by approximately $6.6 million, or 6.8%, from approximately $97.7 million in the nine month period ended September 30, 2009 to approximately $104.3 million in the nine month period ended September 30, 2010. This increase was primarily attributable to an increase of approximately $1.7 million, or 10.3%, in general and administrative expenses from approximately $17.0 million for the nine month period ended September 30, 2009 to approximately $18.7 million for the nine month period ended September 30, 2010, and an increase of approximately $8.1 million, or 830.1%, in loss on disposal of biological assets from approximately $1.0 million for the nine month period ended September 30, 2009 to approximately $9.1 million for the nine month period ended September 30, 2010. The increase was offset in part by a decrease of approximately $3.2 million, or 4.0%, in sales and marketing expenses from approximately $79.8 million for the nine month period ended September 30, 2009 to approximately $76.6 million for the nine month period ended September 30, 2010.  Decreased sales and marketing expenses primarily relate to our decreased sales, and also reflect decreased promotional fees in the nine month period ended September 30, 2010.  Increased general and administrative expenses primarily attributable to an increase of stock compensation expenses as a result of stock options granted under the 2009 Plan and salary expenses, offset by a decrease in professional fees.  The increased loss on disposal of biological assets primarily reflects our sale of under-producing cows at our company-owned dairy farms in the nine month period ended September 30, 2010.

(Loss) Income from Continuing Operations
As a result of the foregoing, we had a loss from continuing operations of approximately $19.7 million in the nine month period ended September 30, 2010, representing a decrease of approximately $57.5 million, or 152.1%, from income of approximately $37.8 million in the nine month period ended September 30, 2009.

Other Income (Expenses)
Other income (expenses) decreased approximately $0.1 million, or 1.0%, from other income of approximately $8.9 million for the nine month period ended September 30, 2009 to approximately $8.8 million for the nine month period ended September 30, 2010.  The decrease was primarily attributable to a decrease in government subsidies of approximately $3.7 million, or 25.5%, from approximately $14.6 million for the nine month period ended September 30, 2009 to approximately $10.9 million for the nine month period ended September 30, 2010, and was offset in part by a decrease in interest and finance costs of approximately $3.1 million, or 61.1%, from approximately $5.1 million for the nine month period ended September 30, 2009 to approximately $2.0 million for the nine month period ended September 30, 2010, which was due to repayment of debts in 2009.

Income Tax Expense
We recorded a provision for income tax of approximately $(0.7) million and $(3.5) million for the nine month periods ended September 30, 2010 and 2009, respectively.  The decrease was primarily due to the decreased income generated by our subsidiaries in the PRC, resulting in reduced income tax.

Net Income from Discontinued Operations, net of tax
Our net income from discontinued operations, net of tax, decreased by approximately $3.3 million, or 100%, from approximately $3.3 million for the nine month period ended September 30, 2009 to $nil for the nine month period ended September 30, 2010.

Liquidity and Capital Resources

We had retained earnings of approximately $62.2 million at September 30, 2010 and $73.7 million at December 31, 2009.  As of September 30, 2010, we had cash and cash equivalents of approximately $22.2 million and total current assets of approximately $161.8 million.  As of September 30, 2010, we had a working capital deficit of approximately $24.9 million.  We have taken various actions to conserve cash, procure additional financing and improve liquidity.  Such actions include reducing working capital requirements in operations through improving sales processes, accelerating accounts receivables collection, strengthening control on operating expenditures and renewing short term borrowings.  We have financed our activities to date principally from cash generated from operations, proceeds from sales of convertible notes, proceeds from short term loans and notes payable, and proceeds from common stock financing.

Our summary cash flow information is as follows:

	Nine Months Ended September 30
Net cash provided by (used in):	2010	2009
	($ in thousands)
Operating activities	21,657	15,787
Investing activities	(25,147)	(23,714)
Financing activities	(23,236)	37,565

Net Cash Provided by Operating Activities
Net cash provided by operating activities increased approximately $5.9 million, from approximately $15.8 million in the nine month period ended September 30, 2009 to approximately $21.7 million in the nine month period ended September 30, 2010.  This increase was primarily attributable to an increase in loss on sale of biological assets of approximately $8.1 million, a decrease in net income from discontinued operations of approximately $3.3 million, a decrease in trade receivable of approximately $32.0 million, a decrease in income tax receivable of approximately $3.3 million, a decrease in input value-added taxes of approximately $2.3 million, an increase in accounts payable of approximately $10.0 million, and an increase in advance from customers of approximately of $20.0 million. This decrease was offset in part by a decrease in net (loss) income of approximately $58.1 million, a decrease in interest expense from amortization of note discounts of approximately $4.5 million, an increase in advances to suppliers of approximately $4.4 million, an increase in short term notes receivables of approximately $3.5 million, a decrease in other payables of approximately $6.4 million, and a decrease in deferred income of approximately $5.2 million.

Net Cash Used in Investing Activities
Net cash used in investing activities increased approximately $1.4 million, from approximately $23.7 million in the nine month period ended September 30, 2009 to approximately $25.1 million in the nine month period ended September 30, 2010.  This increase was primarily attributable to a decrease of approximately $39.0 million in proceeds from sale of a subsidiary and an increase of approximately $2.5 million in restricted cash. This decrease was offset in part by a decrease of approximately $31.7 million in purchase of property and equipment, a decrease of approximately $3.7 million in purchase of biological assets and a decrease of approximately $3.3 million in purchase of a dairy operation. The expenditures on property and equipment mainly related to the construction of our Gannan Dairy Phase II production facilities and our Longjiang production facilities in the nine month period ended September 30, 2010, and to the construction of our Kedong Pasture facilities and Gannan Pasture facilities in the nine month period ended September 30, 2009.

Net Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities decreased approximately $60.8 million, from net cash provided by financing activities of approximately $37.6 million in the nine month period ended September 30, 2009 to net cash used in financing activities of approximately $23.2 million in the nine month period ended September 30, 2010.  This decrease was primarily attributable to a decrease of approximately $63.0 million in proceeds from issuance of new shares, a decrease of approximately $13.4 million in proceeds from short term bank loans, a decrease of approximately $7.5 million in proceeds from long term bank loans and an increase of approximately $7.0 million in repayment of long term bank loans. This decrease was offset in part by a decrease of approximately $31.4 million in repayment of short term bank loans.

Outstanding Indebtedness

Equipment Financing
In October 2009, we entered into a loan agreement with a bank in the PRC for a principal amount of up to $9.2 million for the purpose of financing the purchase of certain equipment. The loan bore interest at the six-month LIBOR rate plus 1.95%, with principal payable in 10 equal semi-annual installments and interest payable semi-annually. As of December 31, 2009, there was approximately $4 million in principal payable under this loan. The loan was fully repaid in June 2010.

In November 2009, we entered into a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of approximately $746,500 and require a payment of approximately $149,300 on January 30th of each year after successful completion of production quality tests. The equipment was undergoing trial runs as of September 30, 2010, and will be depreciated over an estimated productive life of 14 years when placed into service after passing production quality tests, which is estimated to be in December 2010.  As of September 30, 2010 and 2009, we had approximately $1.5 million and $nil, respectively, of equipment under construction subject to the capital lease obligation.

Short and Long Term Loans Payable
As of September 30, 2010, we had short term notes and loans from PRC banks or local suppliers of approximately $42.1 million.  During the three month period ended September 30, 2010, the largest aggregate amount of short term notes and loans was approximately $46.9 million  The maturity dates of the short term loans outstanding from PRC banks at September 30, 2010 ranged from October 2010 to September 2011.  The weighted average interest rate on short term loans from PRC banks outstanding at September 30, 2010 was 5.31%.  The loans were secured by pledges of certain fixed assets held by our subsidiaries or by guarantees of certain of our subsidiaries.  All outstanding short term loans from local banks that have become due have been repaid, and we believe the remaining outstanding short term loans from PRC banks can be renewed upon request.

As of September 30, 2010, we had long term loans from PRC banks of approximately $36.4 million, which was also the largest aggregate amount of long term loans during the three month period ended September 30, 2010.  The maturity dates of the long term loans outstanding from PRC banks at September 30, 2010 ranged from March 2011 to December 2014. The weighted average interest rate on long term loans outstanding from PRC banks at September 30, 2010 was 6.38%. The loans were secured by pledges of certain fixed assets, land use rights, and biological assets held by our subsidiaries or by guarantees of certain of our subsidiaries.

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

As of September 30, 2010, we had a working capital deficit, with current liabilities exceeding current assets by approximately $24.8 million, and cash and cash equivalents of $22.2 million.  We have taken various actions to conserve cash, procure financing and improve liquidity.  Such actions include reducing working capital requirements in operations through improving sales processes, accelerating accounts receivables collection, strengthening control on operating expenditure and renewing short term borrowings.  Given our future planned operating and capital expenditure, we may need to borrow additional short term debt.

Investments in a New Subsidiary
In January 2010, our subsidiary Heilongjiang Flying Crane Trading Co., Limited, or Heilongjiang Trading, was registered in Heilongjiang Province, China. As of September 30, 2010, we had contributed approximately $1.2 million of the total registered capital of approximately $1.5 million, and we held an 85% equity interest in this subsidiary. The primary business of Heilongjiang Trading is to sell milk and soybean related products.

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

In the subscription agreement, we also agreed, until August 2012, not to issue new shares of our common stock at a price below $24.00 per share without the prior written consent of a majority in interest of the Purchasers, subject to certain exceptions. We also granted each of the Purchasers a participation right to purchase up to such person’s pro rata share of any new securities we may, from time to time, propose to issue after the closing date, subject to certain exceptions. Furthermore, if the average of the closing prices of our common stock for the fifteen trading days commencing on the third anniversary of the closing date is less than $39.00 per share, the Purchasers will have the right to cause us to repurchase all (but not less than all) of the securities acquired by the Purchasers in connection with the agreement. The repurchase price would be an amount equal to $31.20, subject to certain adjustments. In addition, because we did not meet certain earnings per share targets for 2009, we issued the maximum 525,000 additional shares of our common stock in March 2010 to the Purchasers pursuant to the agreement. Therefore, we will have no earnings per share targets for 2010 to satisfy under the agreement.

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

Estimates of allowances for bad debts – We periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances. We perform this review quarterly, and in determining the allowances, a number of factors are considered, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry. As a result of this review and collection of older receivables, we have increased our estimated allowance for bad debts by $68,860 for the nine months ended September 30, 2010 and increased it by $311,555 for the nine months period ended September 30, 2009. Although our write-offs of bad debts have been minimal in recent years and we have no write-offs in the nine months ended September 30, 2010, events and circumstances could occur that would require that we increase our allowance in the future.

Estimate of the useful lives of property and equipment and biological assets – We estimate the useful lives and residual values of our property and equipment and biological assets. We also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the nine month period ended September 30, 2010 and the nine month period ended September 30, 2009.

Inventory – We value inventories at the lower of cost or market value. We determine the cost of inventories using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition. We determine whether we have any excessive, slow moving, obsolete or impaired inventory. We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions. We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value. If actual market conditions change, additional provisions may be required. As a result of these reviews, we reduced our estimated reserve for obsolescence by $256,245 for the nine months ended September 30, 2010 and reduced it by $30,789 for the nine months period ended September 30, 2009.

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

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed. Revenue is shown net of sales returns, which amounted to 0% and less than 0.50% of total sales for the nine months ended September 30, 2010 and September 30, 2009, respectively, and net of sales discounts, which is determined based on our distributors’ sales volumes.

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

In connection with the 2,073,190 performance stock options granted to certain employees on May 7, 2009, the fair value of the option awards was estimated on the date of grant to be $22,106,218. The performance targets for the year ended December 31, 2009 were not met for any option recipient.  In December 2009, the performance targets were amended in order to limit the amount of options that would otherwise be forfeited and cancelled by all recipients of the performance stock options. The incremental cost or benefit resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified and the effect on the number of instruments expected to vest. For the three and nine months ended September 30, 2010, $647,839 and $1,943,517 were recorded as compensation expense, on a straight line basis.  The valuation was based on the assumptions noted in the following table.

Expected volatility	74.94%
Risk-free rate	2.27%
Expected dividends	0%
Expected term (in years)	5.25

Significant differences in employee option activity and market performance may materially affect future compensation expense.

Redeemable common stock – The value of redeemable common stock is measured at the fair value on the date of issuance. When and if the redemption right expires or when redemption becomes improbable, the common stock will be classified as shareholders’ equity. We assess the probability of redemption and accrue proper accretion on a quarterly basis. Until management determines it is probable that the common stock will become redeemable, the change in the redemption value is not accreted. Management determined that the probability of redemption was low as of September 30, 2010, considering among other factors that the redemption period was approximately 20 months away.  We plan to continue to implement our integrated business model, increase our profitability by increasing sales of our high margin branded products, improve the effectiveness of expenditure controls, reduce our debt levels, and improve our competitive advantage by building out our upstream facilities.

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

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rates at September 30, 2010 and December 31, 2009 were approximately 6.7 and 6.8 Renminbi to 1 U.S. dollar, respectively. The exchange rate is currently permitted to float within a very limited range.

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

Remediation Plan
We are devoting significant resources to remediating the material weakness identified above and to improving our internal controls, including hiring additional accounting, internal audit and finance staff, engaging consultants to assist with these functions, upgrading our systems, and implementing additional financial and management controls, reporting systems and procedures. We have spent an aggregate of approximately $1 million to date on improving our internal controls. However, we do not expect that our plan will fully remediate the material weakness identified above until at least the fourth quarter of 2010, and it may not ensure the adequacy of our internal controls over our financial reporting and processes in the future.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various claims and lawsuits incidental to our business.  We know of no material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. We were a plaintiff in a lawsuit entitled American Dairy, Inc. v. Murrell, Hall, McIntosh & Co. PLLP et al., filed on April 15, 2008 in the United States District Court for the Western District of Oklahoma. This suit had alleged that Murrell, Hall, McIntosh & Co. LLP, or MHM, formerly our independent registered public accounting firm, breached its duties of due care and professional competence by failing to perform its audits in accordance with professional standards of care in that MHM improperly and negligently (i) accepted Henny Wee & Co.’s representation that it was independent and otherwise failed to make sufficient inquiries concerning Henny Wee & Co.’s independence, and (ii) permitted Henny Wee & Co. to perform such a significant and material part of the audit work that MHM should have evaluated whether it could act as principal auditor and report on our financial statements. We were seeking compensatory damages of not less than $10.0 million in connection with this suit. In September, 2010, we agreed, and the court entered an order, to dismiss our suit without prejudice.

Item 1A. Risk Factors

Set forth below are the risk factors we have revised from those appearing in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 16, 2010, as amended on April 30, 2010, or the 2009 Form 10-K, and in Part II, Other Information, Item 1A of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010, filed with the SEC on May 10, 2010 and August 9, 2010, respectively, or the 2010 Forms 10-Q. Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our 2009 Form 10-K and 2010 Forms 10-Q, as well as information in our other reports filed with the SEC from time to time. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial could also materially and adversely affect our business, financial condition, operating results and/or cash flow.

We have recently incurred operating losses and had a working capital deficit, which may have a harmful effect on the value of our common stock.

In the nine month period ended September 30, 2010, we incurred a net loss, primarily attributable to a decrease in revenue, an increase in cost of goods sold, and an increase in operating expenses.  As of September 30, 2010, we had a working capital deficit of approximately $25.2 million.  Under-producing cows at our company-owned dairy farms contributed to our increased cost of goods sold and increased operating expenses, and our sale of under-producing cows contributed to our working capital deficit. If our revenue does not meet our forecasted revenue or if we fail to control and improve the effectiveness of our expenditures, including expenses associated with managing our dairy farms, we may not be able to achieve or sustain operating profitability on a consistent basis. Our lack of profitability may have an adverse effect on the market value of our common stock and on our cash flow and liquidity.

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

FEIHE INTERNATIONAL, INC.

Date: November 9, 2010	By:	/s/ Leng You-Bin
Leng You-Bin Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Jonathan H. Chou
Jonathan H. Chou Chief Financial Officer (Principal Accounting and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X