Form 10-K/A
period 2010-12-31
Feihe International Inc
filed 2011-04-08
CIK 789868

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment 1”) to our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Filing”), to correct inadvertent printer errors.  In this Amendment 1, we are:

•	Adding reference to the going concern emphasis paragraph in the final sentence of the Report of Independent Registered Public Accounting Firm in Item 9A.
•	Clarifying the discussions in Item 9A under the subheadings “Changes in Internal Controls” and “Remediation Plan.”
•
Inserting the phrase “as of December 31, 2010 and 2009” in the line items for notes receivable and trade receivables in our audited consolidated balance sheets and in the line item for notes receivable in the parent company balance sheet in Schedule 1.

•	Clarifying the discussion of welfare benefits in Note 23 to our consolidated financial statements.
•	Revising the line item name for other operating income in the parent company statements of operation in Schedule 1.
•	Correcting two summing errors in the Contractual Obligations table.

We have also made conforming changes, and corrected certain minor grammatical or typographical errors, throughout this Amendment 1.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment 1 under Item 15 of Part IV.

For convenience, we have repeated the Original Filing in its entirety.  No other changes have been made to the Original Filing, which continues to speak as of the date of the Original Filing, does not reflect any subsequent information or events, and does not modify, amend or update in any way any other item or disclosure in the Original Filing.  Accordingly, this Amendment 1 should be read in conjunction with our filings made with the SEC subsequent to the Original Filing, including amendments to such filings.

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

FORWARD-LOOKING STATEMENTS

The statements included in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “may,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” and similar expressions. Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us on the date hereof. Our business and the associated risks may have changed since the date this report was originally filed with the SEC. We assume no obligation to update any such forward-looking statements.

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

Substantial doubt about our ability to continue as a going concern could affect our relationships with suppliers or customers.  In accordance with generally accepted accounting principles in the U.S., or GAAP, our balance sheet generally states the book value of our assets, which does not necessarily represent the value that could be realized from the assets if we could not continue as a going concern.

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

We and our independent registered public accounting firm, in connection with the audit of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act for the fiscal year ended December 31, 2010, have identified the following material weakness in our internal control over financial reporting:  We had insufficient accounting personnel with appropriate knowledge of GAAP. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy this material weakness. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

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

Payment due by period (amounts in thousands of US$)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Short-term debt obligations	$68,816	$68,816	$-	$-	$-
Long-term debt obligations	37,859	9,756	-	28,103	-
Capital lease obligations	756	151	454	151	-
FIN 48 obligations	5,062	-	-	-	-
Purchase obligations	7,028	2,188	3,630	1,210	-
Capital obligations	5,098	-	-	-	-
Redemption of redeemable stock and interest	65,080	48,701	16,379	-	-
Total	$189,699	$129,612	$20,463	$29,464	$-

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and acting chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our chief executive officer and acting chief financial officer, we conducted a comprehensive review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation as discussed in the paragraphs below, our chief executive officer and acting chief financial officer have concluded that as of December 31, 2010, our internal control over financial reporting was not effective due to the identification of the following material weakness:  We had insufficient accounting personnel with appropriate knowledge of GAAP.

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

The Company had insufficient accounting personnel with appropriate knowledge of accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated March 31, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule with an emphasis paragraph on the Company’s substantial doubt about the Company’s ability to continue as a going concern.

Deloitte Touche Tohmatsu CPA, Ltd.
Beijing, the People’s Republic of China
March 31, 2011

Changes in Internal Controls

As part of “Management’s Report In Internal Controls Over Financial Reporting” for the year ended December 31, 2009, we identified that we did not effectively and timely assess the accounting treatment for certain routine and non-routine transactions, including sales, purchases, government subsidy income, and operating expense, which we consider to constitute a material weakness. As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, our management, including our chief executive officer and our acting chief financial officer, conducted an evaluation our internal control over financial reporting as of December 31, 2010.  During this assessment, our chief executive officer and acting chief financial officer determined that the remedial measures we have taken surrounding financial reporting have addressed our previous material weakness of ineffective and untimely assessment of accounting treatment for routine and non-routine transactions. In particular, as described in our Form 10-Q for the quarterly period ended September 30, 2010, we have enhanced our control procedures by adding certain monitoring controls such as management reviews to assess the accounting treatment of routine transactions.  We have also engaged a third party consultant to evaluate the accounting impact of non-routine transactions to our financial statements. There have not been any changes in our internal control over financial reporting in the three months ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, with the continuing expansion of our business and the inherent complexity in GAAP and SEC reporting requirements, we believe that we lack sufficient accounting personnel with appropriate knowledge GAAP.

Remediation Plan

After the identification of the material weakness as of December 31, 2010, we have undertaken or are in the process of undertaking a number of measures to improve our internal controls over financial reporting to address the material weakness. We have launched a recruitment program to hire additional qualified accounting personnel. We plan to hire additional qualified accounting personnel, as necessary to fulfill our reporting obligations and to reinforce our internal audit function. We have also implemented regular GAAP accounting and financial reporting training programs for our existing accounting and reporting personnel, including senior financial officers. The costs for such remediation plan cannot yet be quantified but are not likely to be significant. However, we do not expect that our plan will fully remediate the material weakness identified above until at least June 30, 2011, and it may not ensure the adequacy of our internal controls over our financial reporting and processes in the future. If we experience additional material weaknesses and significant deficiencies in our internal controls over financial reporting in the future, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to further improve our internal control systems and procedures.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements
The financial statements required by this item are included herein:

Exhibits
The following exhibits are filed as a part of this Annual Report.

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

2	Stock Exchange Agreement, dated as of January 15, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc.		8-K	2.1	000-27351	1/21/03

2.1	Amendment to Stock Exchange Agreement, dated as of March 5, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc		8-K/A	2.2	000-27351	3/5/03

3.1	Articles of Incorporation		10-SB	1	000-27351	9/16/99

3.2	Amendment to Articles of Incorporation		10-KSB/A	3.2	000-27351	5/25/04

3.3	Articles of Amendment to Articles of Incorporation		8-K	3.1	001-32473	10/13/10

3.3	Bylaws		10-SB	2	000-27351	9/16/99

4.1	Specimen certificate evidencing shares of common stock		S-1/A	4.1	333-158777	5/28/09

4.2	Form of 7.75% Convertible Note		8-K/A	4.1	001-32473	10/6/06

4.3	Form of Common Stock Purchase Warrant		8-K/A	4.2	001-32473	10/6/06

10.1	Joint Venture Agreement to organize Beijing Feihe		10-QSB	10.1	000-27351	5/17/04

10.2	2003 Stock Incentive Plan	S-8	10	333-123932	4/7/05

10.3	Asset Purchase Agreement, dated as of May 20, 2005, by and between the registrant and Nutricia Nutritionals Col, Ltd.	8-K	10.1	001-32473	5/26/05

10.4	Form of Subscription Agreement, dated as of October 3, 2006, by and between the registrant and investors listed therein	8-K/A	10.1	333-128075	10/6/06

10.5	Form of Registration Rights Agreement, dated as of October 3, 2006, by and between the registrant and investors listed therein	8-K/A	10.2	333-128075	10/6/06

10.6	Share Transference Agreement, dated as of July 1, 2006, by and between the registrant and Shanxi Li Santai Science and Technology Co., Ltd.	S-1/A	10.16	333-128075	4/17/07

10.7	Amended and Restated Notes Purchase Agreement, dated as of June 1, 2007, by and among the registrant, Leng You-Bin, Liu Hua and Citadel Equity Fund	8-K	10.1	001-32473	6/4/07

10.8	Indenture, dated as of June 1, 2007, by and between the registrant and The Bank of New York.	8-K	10.2	001-32473	6/4/07

10.9	Form of Note (attached as exhibit to the Indenture filed as Exhibit 10.19)	8-K	10.2	001-32473	6/4/07

10.10	Registration Rights Agreement	8-K	10.3	001-32473	6/4/07

10.11	Investor Rights Agreement	8-K	10.4	001-32473	6/4/07

10.12	Share Pledge Agreement	8-K	10.5	001-32473	6/4/07

10.13	Indenture, dated as of June 27, 2007, by and among the registrant, the holders listed therein and The Bank of New York	S-1/A	10.25	333-128075	6/28/07

10.14	Form of 1% Guaranteed Senior Secured Convertible Note (attached as an exhibit to the Indenture filed as exhibit 10.25)	S-1/A	10.25	333-128075	6/28/07

10.15	Form of Accession Letter	S-1/A	10.26	333-128075	6/28/07

10.16	Form of Non-Competition Agreement, by and between the registrant and each of Mr. Leng You-Bin and Roger Liu	S-1/A	10.27	333-128075	6/28/07

10.17	Joinder Agreement	S-1/A	10.28	333-128075	6/28/07

10.18	Loan Agreement, dated as of June 27, 2007, by and between the registrant and Moveup	10-Q/A	10.1	001-32473	8/22/07

10.19	Equity Purchase Agreement, dated as of August 2, 2007, by and among Moveup, Hunan Mulin Modern Food Company, Ltd., Australia Ausnutria Dairy Pty., Chen Yuanrong and Ausnutria	10-Q/A	10.2	001-32473	8/22/07

10.20	Share Subscription Agreement, dated as of August 12, 2007, by and between Moveup and Ausnutria	10-Q/A	10.3	001-32473	8/22/07

10.21	Share Subscription Agreement, by and between the registrant and Ausnutria	10-Q/A	10.4	001-32473	8/22/07

10.22	Equity Purchase Agreement, dated as of October 25, 2007, by and among Moveup, Hunan Mulin Modern Food Company, Ltd Chen Yuanrong and Ausnutria	8-K	10.1	001-32473	10/31/07

10.23	Employment Agreement, dated as of April 15, 2008 by and between the registrant and Jonathan H. Chou	8-K	10.1	001-32473	4/18/08

10.24	Supplemental Indenture, dated as of November 12, 2008, by and between the registrant and The Bank of New York Mellon, as Trustee, as amended	8-K/A	10.1	001-32473	11/21/08

10.25	Agreement Regarding 2009 Notes, dated as of November 12, 2008, by and among the registrant, Leng You-Bin and the investors named therein	8-K/A	10.2	001-32473	11/21/08

10.26	Share Pledge Agreement, dated as of November 12, 2008, by and among the registrant, Leng You-Bin and The Bank of New York, Mellon, as collateral agent	8-K/A	10.3	001-32473	11/21/08

10.27	First Amendment to Registration Rights Agreement, dated as of November 12, 2008, by and between the registrant and the investors named therein.	8-K/A	10.4	001-32473	11/21/08

10.28	Waiver Letter to Registration Rights Agreement, dated as of November 12, 2008, by and between the registrant and the investors named therein	8-K/A	10.5	001-32473	11/21/08

10.29	Form of Amended and Restated 7.75% Convertible Note due October 2, 2009	8-K/A	10.6	001-32473	11/21/08

10.30	Form of Amended and Restated Common Stock Purchase Warrant	8-K/A	10.7	001-32473	11/21/08

10.31	Form of 2009 Stock Incentive Plan and related agreements	8-K/A	10.1	001-32473	5/14/09

10.32	Subscription Agreement, dated as of August 12, 2009, by and among the registrant and the Purchasers	8-K	10.1	001-32473	8/12/09

10.33	Registration Rights Agreement, dated as of August 26, 2009, by and among the registrant and the Purchasers		8-K	10.1	001-32473	8/26/09

10.34	Redemption Agreement, dated as of February 1, 2011, by and among the registrant and the Purchasers		8-K	10.1	001-32473	2/2/11

14.1	Code of Business Conduct and Ethics		10-KSB	14	000-27351	3/31/05

14.2	Amended and Restated Code of Business Conduct and Ethics		8-K	14	001-32473	5/12/08

16.1	Letter of HJ & Associates, L.L.C. regarding change in certifying accountant		8-K	16	000-27351	8/6/03

16.2	Letter of Weinberg & Company, regarding change in certifying accountant		8-K	16	000-27351	11/17/03

16.3	Letter of Murrell, Hall, McIntosh & Co., PLLP, regarding change in certifying accountant		8-K	16.1	001-32473	12/13/07

16.4	Letter of Grant Thornton regarding change in certifying accountant		8-K	16.1	001-32473	4/15/10

21.1	Subsidiaries of the registrant	10-K		21.1	001-32473	3/31/2011

23.1	Consent of Deloitte Touche Tohmatsu CPA Ltd.	X

23.2	Consent of JBPB & Co.	X

24.1	Power of Attorney (included on signature page)	10-K		21.1	001-32473	3/31/2011

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 8, 2011	FEIHE INTERNATIONAL, INC.

	By:	/s/ Leng You-Bin
Leng You-Bin, Chief Executive
Officer and President (Principal Executive Officer)

	By:	/s/ Liu Hua
Liu Hua, Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leng You-Bin	April 8, 2011
Leng You-Bin, Director, Chief Executive
Officer and President (Principal Executive Officer)

/s/ Liu Hua	April 8, 2011
Liu Hua, Director, Vice Chairman, Secretary, Treasurer and Acting CFO

/s/ Liu Sheng-Hui	April 8, 2011
Liu Sheng-Hui, Director

/s/ Sean Shao*	April 8, 2011
Sean Shao, Director

/s/ Kirk Downing*	April 8, 2011
Kirk Downing, Director

/s/ James Lewis*	April 8, 2011
James Lewis, Director

/s/ Neil Shen*	April 8, 2011
Neil Shen, Director

*By:	/s/ Leng You-Bin	April 8, 2011
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

/s/ Deloitte Touche Tohmatsu CPA, Ltd.

Deloitte Touche Tohmatsu CPA, Ltd.
Beijing, the People’s Republic of China
March 31, 2011

FEIHE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	US$	US$
Assets
Current assets:
Cash and cash equivalents	17,529,582	48,164,932
Restricted cash	3,078,564	784,592
Notes receivable, net of allowance for doubtful accounts of $3,500,028 and $4,000,000, as of December 31, 2010 and 2009, respectively	136,120	438,776
Trade receivables, net of allowance for doubtful accounts of $1,084,308 and $791,119, as of December 31, 2010 and 2009, respectively	15,885,708	27,495,190
Due from related parties	1,806,889	2,188,243
Advances to suppliers	7,520,804	5,908,020
Inventories	71,683,471	59,044,665
Prepayments and other current assets	266,935	1,814,472
Income taxes receivable	4,970,271	4,834,754
Input value-added taxes	6,886,531	3,697,875
Other receivables	7,275,903	4,704,404
Investment in mutual funds- available-for-sale	139,294	136,466
Total current assets	137,180,072	159,212,389

Investments:
Investment at cost	272,239	263,264

Property, plant and equipment:
Property, plant and equipment, net	170,354,132	154,572,409
Construction in progress	43,152,905	23,170,909
	213,507,037	177,743,318
Biological assets:
Immature biological assets	26,713,971	35,672,123
Mature biological assets, net	27,683,821	13,232,124
	54,397,792	48,904,247
Other assets:
Advance to suppliers - non-current	22,643,263	18,509,948
Deferred tax assets – non-current	5,522,990	3,632,815
Prepaid leases for land use rights	29,754,376	29,016,486
Other intangible assets, net	585,671	821,331
Goodwill	445,842	1,784,331
Deferred charges, net	-	369,608
Total assets	464,309,282	440,257,737

Liabilities
Current liabilities:
Notes payable	378,112	3,429,767
Short term bank loans	68,816,359	58,181,712
Accounts payable	43,729,571	37,956,046
Accrued expenses	6,436,898	8,365,245
Income taxes payable	1,589,165	2,980,774
Advances from customers	12,183,444	6,893,947
Due to related parties	79,257	10,531,851
Advances from employees	456,261	483,647
Employee benefits and salary payable	7,018,794	4,120,053
Other payable	45,957,104	24,455,060
Current portion of long term bank loans	9,756,193	7,312,935
Current portion of capital lease obligation	116,770	-
Total current liabilities	196,517,928	164,711,037

Long term bank loans, net of current portion	28,102,786	32,427,230
Capital lease obligation, net of current portion	532,467	-
Unrecognized tax benefits – non-current	5,062,336	4,747,083
Deferred income	6,241,661	10,538,313
Performance share obligation	-	11,382,000
Total liabilities	236,457,178	223,805,663

Commitments and contingencies (See Note 32)

Redeemable common stock (US$0.001 par value, 2,625,000 and 2,100,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively)	66,113,715	53,645,093

Equity
Feihe International, Inc. shareholders’ equity:
Common stock (US$0.001 par value, 50,000,000 shares authorized; 19,671,291 and 19,607,376 issued and outstanding as of December 31, 2010 and 2009, respectively)	19,671	19,607
Additional paid-in capital	57,177,680	54,482,098
Common stock warrants	1,774,151	1,774,151
Statutory reserves	9,132,581	6,861,224
Accumulated other comprehensive income	32,836,344	25,651,571
Retained earnings	60,731,029	73,672,879
Total Feihe International, Inc. shareholders’ equity	161,671,456	162,461,530
Noncontrolling interests	66,933	345,451

Total equity	161,738,389	162,806,981

Total liabilities, redeemable common stock and equity	464,309,282	440,257,737

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

Inventories

Inventories are comprised of raw materials, work-in-progress and finished goods and are valued at the lower of cost or market value. The value of inventories is determined using the moving weighted average cost method and includes any related production overhead costs incurred in bringing the inventories to their present location and condition. Overhead costs included in finished goods include direct labor cost and other costs directly applicable to the manufacturing process.

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

Revenue is shown net of sales returns, which amounted to less than 0.8% of total sales in each of the years ended December 31, 2010, 2009 and 2008, and net of sales discounts, which are determined based on the distributors’ sales volumes.

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

Product display fees

The Company has entered into a number of agreements with their resellers, whereby the Company pays the reseller an agreed upon amount to display its products. The Company has reduced sales by the amount paid under these agreements. For the years ended December 31, 2010, 2009 and 2008, these amounts were $29,346,857, $25,509,131 and $7,025,104, respectively.

Share-based compensation

Share-based compensation to employees is measured by reference to the fair value of the equity instrument as at the date of grant using the Black-Scholes model, which requires assumptions for dividend yield, expected volatility and expected life of stock options. The expected life of stock options is estimated by observing general option holder behavior. The assumption of the expected volatility has been set by reference to the implied volatility of the Company’s shares in the open market and historical patterns of volatility. Performance and service vesting conditions attached to the options are included in assumptions about the number of shares that the option holder will ultimately receive. On a regular basis we review the assumptions made and revise the estimates of the number of options expected to be settled, where necessary.  Significant factors affecting the fair value of option awards include the estimated future volatility of the Company’s stock price and the estimated expected term until the option award is exercised or cancelled.

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

23. EMPLOYEE BENEFITS PAYABLE

The full-time employees of the Company’s subsidiaries that are incorporated in the PRC are entitled to staff welfare benefits, including pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits. These companies are required to accrue for these benefits based on certain percentages of the employees’ income in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts charged to the consolidated statements of operations for such employee benefits amounted to approximately $5,222,484, $2,396,382 and $1,893,632 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Feihe International, Inc.

Additional Information – Financial Statement Schedule I

Condensed Financial Information of Parent Company Balance Sheets

	December 31, 2010	December 31, 2009
	US$	US$
Assets
Current assets:
Cash and cash equivalents	64,612	964,373
Notes receivable, net of allowance for doubtful accounts of $3,500,028 and $4,000,000, as of December 31, 2010 and 2009, respectively	-	-
Due from related parties	-	3,496
Other receivables	1,598	151,566
Income tax receivable	670	-
Prepayments	-	29,167
Total current assets	66,880	1,148,602

Other assets:
Due from subsidiaries	84,066,057	84,563,276
Investment in subsidiaries	145,471,859	144,951,533
Total assets	229,604,796	230,663,411

Liabilities
Current liabilities:
Accounts payable	478,239	964,612
Other payable	442,600	442,600
Income tax payable	-	267,058
Total current liabilities	920,839	1,674,270

Due to subsidiaries	652,412	-
Unrecognized tax benefits - non-currents	246,374	1,500,518
Performance share obligation	-	11,382,000
Total liabilities	1,819,625	14,556,788

Redeemable common stock (US$0.001 par value, 2,625,000 and 2,100,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively)	66,113,715	53,645,093

Shareholders’ equity	161,671,456	162,461,530

Total liabilities, redeemable common stock and equity	229,604,796	230,663,411

Feihe International, Inc.

Additional Information – Financial Statement Schedule I

Condensed Financial Information of Parent Company Statements of Operations

	For the years ended December 31,
	2010	2009	2008
	US$	US$	US$

General and administrative	(4,422,488)	(6,371,616)	(7,620,468)
Operating (loss)	(4,422,488)	(6,371,616)	(7,620,468)

Other operating income, net	12,851	1,449,566	-

Other income (expenses):
Interest income	-	-	320,025
Interest and finance costs	(1,361)	(5,227,400)	(17,744,639)
Amortization of deferred charges	-	(107,396)	(532,904)
Registration rights penalty	-	-	(2,389,077)
Gain on extinguishment of debt	-	-	30,497,268
Loss on derivatives	-	(2,162,000)	(8,321,481)

(Loss) before income tax expenses	(4,410,998)	(12,418,846)	(5,791,276)

Income tax (benefits) expenses	(267,729)	1,755,071	5,823
(Loss) from continuing operations	(4,143,269)	(14,173,917)	(5,797,099)

Equity in (losses) earnings of subsidiaries	(5,440,602)	33,755,303	22,820,134
Net (loss) income	(9,583,871)	19,581,386	17,023,035
Accretion of redemption premium on redeemable common stock	(1,086,622)	-	-
Net (loss) income attributable to common shareholders of Feihe International, Inc.	(10,670,493)	19,581,386	17,023,035

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