Form 10-K/A
period 2010-12-31
Feihe International Inc
filed 2011-05-02
CIK 789868

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

Large accelerated filer ☐     Accelerated filer ☒      Non-accelerated filer ☐     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2010 as reported on the NYSE, was approximately $267,000,000.

As of April 26, 2011, there were 22,306,291 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

In this Annual Report on Form 10-K/A, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “Feihe International,” “we,” “us” and “our” refer to Feihe International, Inc. and its consolidated subsidiaries.

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2011 and amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 8, 2011 (the “Original Filing”), solely for the purpose of including the information required by Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2010.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment under Item 15 of Part IV.  We are also making conforming changes to the cover page and the Exhibit Index to this Amendment.

Except as described above, no other changes have been made to the Original Filing, and all other Items of the Original Filing have been omitted from this Amendment.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth the name and age of each member of our board of directors, the positions and offices held by each director with us, and the period during which the director has served as one of our directors.  Directors serve until the election and qualification of their successors, or until their earlier resignation or removal.

Name	Age	Position	Director Since

Leng You-Bin	46	Chairman, Chief Executive Officer, President, and General Manager	2003
Liu Hua	38	Vice Chairman, Secretary, Treasurer, Director and Acting Chief Financial Officer	2003
Liu Sheng-Hui	40	Vice President of Finance, Feihe Dairy, and Director	2003
Kirk G. Downing, Esq.	58	Director	2005
James C. Lewis, Esq.	58	Director	2006
Neil N. Shen	43	Director	2009
Sean S. Shao	54	Director	2010

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

Mr. Leng has extensive executive experience with our company and a deep knowledge of PRC dairy company operations, our strategies, and our culture.   Having led our company and certain of its subsidiaries and predecessors since 1989, Mr. Leng has been a driving force in our expansion and growth. His various executive roles before becoming our Chairman, Chief Executive Officer, President, and General Manager also give him experience in numerous aspects of our operations, including manufacturing, sales, marketing, finance, and distribution.

Liu Hua has been our Acting Chief Financial Officer since November 2010 and Vice Chairman since April 2008, and he has also served as Secretary, Treasurer, and a director since May 2003.  From May 2003 to April 2008, Mr. Liu served as our Chief Financial Officer, Secretary, and Treasurer.  From November 2000 to May 2003, Mr. Liu served as the Financial Officer of Feihe Dairy.  From June 1998 to November 2000, Mr. Liu served as the Chief Executive Officer of Shenzhen Cima Limited, a financial consulting company.  From January 1996 to June 1998, Mr. Liu served as Chief Executive Officer of Shensheng Jiajing Inc., a trading company.  From September 1993 to January 1996, Mr. Liu served as the Chief Executive Officer of Zhengzhou Huacheng Limited, a trading company.  Mr. Liu received a bachelor’s degree in finance and economics from Xian Jiaotong University and from Shenzhen University.

Mr. Liu’s extensive finance, industry, and executive experience provide our board of directors with a valuable resource in understanding company operations and evaluating strategic opportunities. With more than ten years of comprehensive financial involvement with us, including as our chief financial officer, and eight years as one of our a directors, Mr. Liu’s intimate knowledge of our company and financial expertise drive our strategic decision making.

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

Mr. Liu has extensive experience in the PRC dairy industry and provides our board of directors with valuable insight regarding corporate strategy and operations.  Having spent more than 15 years with Feihe Dairy in a variety of capacities, Mr. Liu has an intimate knowledge of our operations, including manufacturing, sales, marketing, finance, and distribution. This business knowledge, coupled with his broad industry expertise, make Mr. Liu a key strategic advisor on industry competition, business strategy, and other aspects of corporate oversight.

Kirk G. Downing has been a director since February 2005.  From December 1980 to the present, he has been an active attorney licensed to practice law in California concentrating on matters related to corporate practice and business litigation. From January 1989 to June 1997, Mr. Downing also engaged in ranching, farming, logging and property development.  Mr. Downing received a bachelor’s degree in liberal arts from Portland State University and a Juris Doctorate degree from Loyola Law School.  He is fluent in Chinese.

Mr. Downing’s extensive business and legal experience provides our board of directors with a valuable resource for assessing and managing legal risks and planning corporate strategy.  The combination of Mr. Downing’s U.S. legal experience, fluency in Chinese, and his familiarity with PRC business practices makes him an important voice of experience with respect to risk management and corporate development.

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

Mr. Lewis’s legal and business expertise provides our board of directors with a valuable resource for strategic planning and evaluating legal matters.  With a legal career spanning more than three decades, Mr. Lewis has significant experience in transaction planning, entrepreneurial and business problems, and U.S. legal issues,  Mr. Lewis’s experience gives our board of directors valuable input regarding strategic planning and risk management.

Neil N. Shen has been a director since August 2009. Mr. Shen is the founding managing partner of Sequoia Capital China, where he has served since October 2005. Mr. Shen co-founded Ctrip.com International Ltd., or Ctrip, a large travel consolidator in China, and served as its Chief Financial Officer from 2000 to October 2005 and as its president from August 2003 to October 2005. He also co-founded Home Inns and Hotels Management, or Home Inns, a leading economy hotel chain in China. Prior to founding Ctrip and Home Inns, Mr. Shen had worked for more than eight years in the investment banking industry in New York and Hong Kong. Currently, Mr. Shen is a co-chairman of Home Inns, a director of Ctrip and a director of E-House (China) Holdings Ltd., a NYSE-listed leading real estate service company in China. He is also an independent director of Focus Media Holding Ltd., a NASDAQ-listed media advertising company based in China, China Nuokang Bio-pharmaceutical Pty., a NASDAQ-listed pharmaceutical company in China, China Real Estate Information Corporation, a NASDAQ-listed real estate services and information company based in China, PEAK Sport Products Co., Ltd., a HKEX-listed sports retail company in China, Mecox Lane Limited, a NASDAQ-listed apparel and accessories company based in China, and Le Gaga Holdings Limited, a NASDAQ-listed vegetable producer in China.  He also sits on the board of several private companies in China.  Mr. Shen received his bachelor’s degree from Shanghai Jiao Tong University in China and his master’s degree from the School of Management at Yale University.

Mr. Shen’s extensive finance and public company experience, both as an officer and a director, provides our board of directors with a valuable resource for evaluating public company accounting, finance, risk management and strategic matters.  Additionally, Mr. Shen’s education, connections within PRC business community, and financial expertise are valuable attributes that advance our business objectives, drive strategy, and strengthen our board of directors.

Sean S. Shao has been a director since August 2010. Mr. Shao currently serves as a member of the Audit Committee and Nominating and Corporate Governance Committee at AsiaInfo-Linkage, Inc., a Chinese telecommunications solutions provider, where he has served since July 2010, a member of the board of directors of China Medicine Corporation, a Chinese medicine distributor and developer, where he has served since May 2010, Chairman of the Nominating Committee of Agria Corporation, a Chinese agricultural company, where he has served since November 2008, and Chairman of the Audit Committee of each of Renhuang Pharmaceuticals Inc., a Chinese pharmaceutical company, where he has served since April 2010, China Recycling Energy Corporation, a Chinese energy recycling system design company, where he has served since October 2009, Yongye International, Inc., a Chinese agricultural company, where he has served since April 2009, China Nuokang Bio-Pharmaceutical, Inc., a Chinese biopharmaceutical company, where he has served since September 2008, and China Biologic Products, Inc., a plasma-based biopharmaceutical company, where he has served since July 2008. Mr. Shao served as the Chief Financial Officer of Trina Solar Limited, a Chinese alternative energy company, from August 2006 to June 2008. Mr. Shao served as the Chief Financial Officer of ChinaEdu Corporation, a Chinese educational service provider, from September 2005 to August 2006. Mr. Shao served as the Chief Financial Officer of Watchdata Technologies Ltd., a Chinese security software company from August 2004 to September 2005. He previously worked at Deloitte & Touche CPA Ltd. for approximately a decade. Mr. Shao received a bachelor’s degree in art from East China Normal University and a master’s degree in healthcare administration from the University of California, Los Angeles. Mr. Shao is a member of the American Institute of Certified Public Accountants.

Mr. Shao has extensive experience as an independent director and as an executive officer in U.S. public companies operating in China and provides our board of directors with valuable insight in public company accounting and corporate finance.  Mr. Shao’s financial expertise includes not only education and CPA certification, but also over a decade of work in public company accounting and key financial executive positions.  Mr. Shao’s deep experience also includes ongoing service on several boards of directors and committees, providing perspective on trends and practices.

Arrangements Regarding Appointment of Directors

In August 2009, we appointed Neil Shen to our board of directors in connection with a subscription agreement we entered into with Sequoia in which we agreed, subject to certain conditions, that Sequoia may nominate a representative reasonably acceptable to our board of directors and its Nominating/Corporate Governance Committee, or our Governance Committee, and to nominate and recommend that our shareholders elect such nominee to our board of directors. For more information regarding the subscription agreement and related agreements, see the discussion below under the heading “Certain Relationships and Related Transactions.”

Director Independence

Our board of directors has determined that Kirk G. Downing, James C. Lewis, Sean S. Shao, and Neil N. Shen are each an independent director as defined by the listing standards of the NYSE and SEC rules.  In making these determinations, our board of directors has concluded that none of those members has a relationship that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Leng You-Bin, Liu Hua and Liu Sheng-Hui are not considered independent because each serves as one of our executive officers.

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

Board Leadership Structure

In accordance with our bylaws, our board of directors elects our officers, including our Chief Executive Officer, President, Chief Financial Officer, and such other officers as our board of directors may appoint from time to time.  Our board of directors has not currently separated the positions of Chairman of the Board and Chief Executive Officer, and You-Bin Leng currently serves as our Chairman, Chief Executive Officer, President, and General Manager.  Our board of directors does not believe that separating these positions is necessary at this time in light of the composition of our board of directors, the management team and our overall leadership structure, the experience of Mr. Leng in overseeing our day-to-day business while overseeing management, and our current business strategy.  Our senior management has undergone turnover and those serving in management roles benefit from interacting with Mr. Leng on a regular basis, and Mr. Leng has managed the competing demands for his time to effectively lead our board of directors.  Our Bylaws and corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate.  Our board of directors periodically considers whether changes to our overall leadership structure are appropriate.

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

Our board of directors believes that full and open communication between management and our board of directors is essential for effective risk management and oversight.  Our Chairman meets regularly with our Acting Chief Financial Officer and other senior officers to discuss strategy and risks facing our business.  Senior management attends board meetings and is available to address any questions or concerns raised by our board of directors on risk management-related and any other matters.  Our board of directors receives presentations from senior management on strategic matters involving our operations and holds strategic planning sessions with senior management to discuss strategies, key challenges, and risks and opportunities for our business.

While our board of directors is ultimately responsible for risk oversight at our company, its committees assist our board of directors in fulfilling its oversight responsibilities in certain areas of risk, as further set forth below.

Board Committees

Our board of directors has established an Audit Committee, Compensation Committee, and Governance Committee.  Our Audit Committee, Compensation Committee and Governance Committee each operate under a written charter adopted by our board of directors, copies of which are available on our website at http://ady.feihe.com.  Our board of directors and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time, as appropriate.  The committees report on their activities and actions to our board of directors.

Committees and Meeting Attendance

Our board of directors held 5 regular meetings during the fiscal year ended December 31, 2010, and acted 9 times by unanimous written consent.

Our Audit Committee, Compensation Committee and Governance Committee of our board of directors held meetings and took action as follows:

•	our Audit Committee held 7 meetings and acted 3 times by unanimous written consent;

•	our Compensation Committee held no meetings and acted 5 times by unanimous written consent; and

•	our Governance Committee held no meetings and acted 4 times by unanimous written consent.

In 2010, each director attended 75% or more of the meetings of our board of directors and of the committees of our board of directors on which such director served during the period for which he was a director or committee member.  Our Bylaws provide that the Chairman of our board of directors shall preside at all meetings of the shareholders.  Otherwise, we have no requirements for our directors to attend our annual meeting of shareholders.  Three members of our board of directors attended our annual meeting of shareholders in 2010.

Committee Composition
The following table provides the current membership of our Audit Committee, Compensation Committee and Governance Committee. Our board of directors has determined that each member of these committees is an independent director as defined by the listing standards of the NYSE and SEC rules.

Audit Committee	Compensation Committee	Governance Committee
Sean S. Shao (Chair)	Kirk G. Downing (Chair)	James C. Lewis (Chair)
Kirk G. Downing	James C. Lewis	Kirk G. Downing
James C. Lewis	Sean S. Shao	Sean S. Shao

Audit Committee
Our Audit Committee consists of Sean S. Shao, Kirk G. Downing, and James C. Lewis, each of whom is an independent director as defined by the listing standards of the NYSE and SEC rules.  Our board of directors has determined that Mr. Shao is an “Audit Committee Financial Expert,” as defined in Item 407(d)(5) of Regulation S-K.  Our Audit Committee appoints, retains, compensates and oversees our independent public accountants and reviews the scope and results of the annual audits, receives reports from our independent public accountants, and reports the committee’s findings to our board of directors.  Our Audit Committee assists our board of directors in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and discusses policies with respect to risk assessment and risk management.

Compensation Committee
Our Compensation Committee currently consists of Kirk G. Downing, James C. Lewis, and Sean S. Shao. The Compensation Committee administers our stock incentive plans and makes recommendations concerning salaries and incentive compensation for our executive officers and employees. The Compensation Committee assists our board of directors in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs

Nominating/Corporate Governance Committee
Our Governance Committee consists of James C. Lewis, Kirk G. Downing, and Sean S. Shao.  Our Governance Committee makes recommendations to our board of directors regarding the nomination of candidates to stand for election or re-election as members of our board of directors, evaluates our board of director’s performance, and provides oversight of corporate governance and ethical standards.  Our Governance Committee assists our board of directors in fulfilling its oversight responsibilities with respect to the management of risks associated with board organization, membership and structure, succession planning for our directors and executive officers, and corporate governance.

Compensation Committee Interlocks and Insider Participation

During our fiscal year ended December 31, 2010, our Compensation Committee consisted of, and it currently consists of, Kirk G. Downing, James C. Lewis, and Sean S. Shao. None of the members of our Compensation Committee is an officer or employee of our company.  None of our executive officers serve, or in the past year has served, as a member of our board of directors or Compensation Committee of any entity that has one or more executive officers serving on our board of directors or Compensation Committee.

Director Nomination

We have adopted Corporate Governance Guidelines that address the composition of our board of directors, criteria for membership on our board of directors and other governance matters related to our board of directors. Our director nomination process is also set forth in our Corporate Governance Guidelines. A copy of our Corporate Governance Guidelines is available on the Investor Relations section of our website at http://ady.feihe.com.

Our Governance Committee reviews annually the results of the evaluation of our board of directors and its committees, and the needs of our board of directors for various skills, experience, expected contributions and other characteristics in determining the director candidates to be nominated at the annual meeting. Our Governance Committee evaluates candidates for directors proposed by directors, shareholders or management in light of the Committee’s views of the current needs of our board of directors for certain skills, experience or other characteristics, the candidate’s background, skills, experience, other characteristics and expected contributions, and the qualification standards established from time to time by our Governance Committee.  While we do not have a formal diversity policy, we seek to have directors representing a range of experiences, qualifications, skills and backgrounds, consistent with our Governance Committee’s goal of creating a board of directors that best serves the needs of our company and the interest of our shareholders. Our Governance Committee implements this goal, and our implementation of it is reviewed, as part of our annual nomination process.  In making determinations regarding nominations of directors, our Governance Committee may take into account the benefits of diverse viewpoints as well as the benefits of a constructive working relationship among directors.

Our Governance Committee also considers candidates for membership on our board of directors proposed by shareholders. Any such proposals should be made in writing to Feihe International, Inc., Star City International Building, 10 Jiuxianqiao Road, C-16th Floor, Chaoyang District, Beijing, China 100016, Attention: Legal Department.  All nominees will submit a completed form of directors’ and officers’ questionnaire as part of the nominating process.  The process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of our Governance Committee.

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

Name	Age	Position	Officer Since

Leng You-Bin	46	Chairman, Chief Executive Officer, President, and General Manager	2003
Liu Hua	38	Vice Chairman, Secretary, Treasurer, Director, and Acting Chief Financial Officer	2003
Liu Sheng-Hui	40	Vice President of Finance, Feihe Dairy, and Director	2003

Leng You-Bin’s biographical summary is included under “—Directors” above.

Liu Hua’s biographical summary is included under “—Directors” above.

Liu Sheng-Hui’s biographical summary is included under”—Directors” above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms we have received, we believe that during the year ended December 31, 2010, filing requirements applicable to our officers, directors and 10% owners of our common stock were complied with, except that Forms 4 were not timely filed to report restricted stock awards to directors in April 2010, option grants to directors in August 2010, and a sale by Kirk Downing of shares of our common stock in May 2010.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of those policies and decisions. This section provides specific information regarding compensation earned by the following “named executive officers”:

•	Leng You-Bin, our Chairman, Chief Executive Officer, President and General Manager;
•	Liu Hua, Vice Chairman, Secretary, Treasurer, and Acting Chief Financial Officer;
•	Liu Sheng-Hui, Vice President of Finance of our subsidiary Feihe Dairy; and
•	Jonathan H. Chou, our former Chief Financial Officer.

Compensation Philosophy and Objectives

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

Setting and Monitoring Executive Compensation

Historically, our executive compensation has consisted of base salary and equity awards:

Base Salary.  Our Compensation Committee determines executive salaries based on job responsibilities and individual experience, and also from time to time compares the amounts we pay against market compensation for similar positions within similar industries and in the PRC, based on informal, publicly available compensation information. While limited in scope, our Compensation Committee believes such comparisons can provide helpful data as to whether our compensation structure is materially out of line with competitors. We plan to continue to provide competitive salaries to our executive officers by reviewing the salaries of our executives annually and, if appropriate, recommending increases in salaries based on individual performance during the prior calendar year and cost of living adjustments.

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

2010 Compensation Decisions

As a result of the process and purposes described above, in 2010 our Compensation Committee made the following compensation decisions with respect to our named executive officers:

Base Salary
Our Compensation Committee recommended, and our board of directors approved, a cash compensation package of $200,000 for each of Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, and Liu Hua, our Acting Chief Financial Officer, Vice Chairman, Secretary, and Treasurer, for services rendered in 2010.  These base salaries are the same as those each officer received in 2009. In determining not to revise the base salaries, our Compensation Committee specifically considered input from our Human Resources department and representatives of management, our financial performance, and general economic conditions.

Equity Compensation
Our Compensation Committee recommended, and our board of directors approved, amendments to the vesting provisions of the performance stock options granted to certain of our employees and officers under our 2009 Plan, including 150,000 performance stock options to Leng You-Bin, our Chairman, Chief Executive Officer, President and General Manager, and 50,000 performance stock options to each of Liu Hua, our Acting Chief Financial Officer, Vice Chairman, Secretary and Treasurer, and Liu Sheng-Hui, Vice President of Finance of our subsidiary Feihe Dairy. The performance stock options, which have a contractual life of 6 years, were to vest in two equal tranches on the fourth and fifth anniversaries of their grant date, provided that the recipient had met the performance criteria established in accordance with our 2009 Plan, including performance targets applicable for each of our 2009, 2010 and 2011 fiscal years, and the recipient continued to be our employee at the time of the relevant vesting dates. The performance targets for the year ended December 31, 2010 were not met. In December 2010, the performance targets were amended in order to limit the amount of shares that otherwise would have been forfeited and cancelled. As a result of this amendment, Messrs. Leng, Liu and Liu retained 50,000, 16,667 and 16,667 performance stock options, which otherwise would have been forfeited and cancelled. In determining to amend the vesting provisions, our Compensation Committee specifically considered its intention of aligning the interests of the key executives with those of our shareholders, the continuing importance of improving our financial performance, and general market conditions.

Summary Compensation Table

Name and Principal Position (1)	Year	Bonus ($)	Salary ($)	Option Awards(2) ($)		Total ($)
Leng You-Bin, Chairman, Chief Executive Officer, President, and General Manager	2008	0	200,000	120,560	(4)	320,560
	2009	0	200,000	1,599,435	(5)	1,799,435
	2010	0	200,000	14,787	(4)	214,787

Liu Hua, Vice Chairman, Secretary, Treasurer, Director and Acting Chief Financial Officer(3)	2008	0	200,000	120,560	(4)	320,560
	2009	0	200,000	533,145	(5)	733,145
	2010	0	200,000	14,787	(4)	214,787

Liu Sheng-Hui, Vice President of Finance, and Director	2008	0	27,926	120,560	(4)	148,486
	2009	0	27,804	533,145	(5)	560,949
	2010	0	27,804	14,787	(4)	214,787

Jonathan H. Chou, Former Chief Financial Officer(6)	2008	55,000	116,667	562,758		734,425
	2009	0	175,000	1,103,400		1,278,400
	2010	0	165,274	0		165,274

(1)	Identifies our named executive officers during the specified periods.

(2)
Represents the aggregate grant date fair value of equity awards granted during the fiscal year without consideration of vesting periods or forfeitures, calculated in accordance with ASC Topic 718. See the notes to our financial statements contained in our Original Filing for an explanation of all assumptions made by us in determining the values of our equity awards under ASC Topic 718.

(3)
Liu Hua served as our Chief Financial Officer from January until April 2008, and recommenced service as our Acting Chief Financial Officer in November 2010. He also served as our Vice Chairman, Secretary, Treasurer and a Director during the period presented. Amounts indicated include full year compensation Mr. Liu received.

(4)	Represents equity awards received by a named executive officer solely in respect of service as a member of our board of directors.

(5)
Represents the aggregate grant date fair value of performance stock options granted during the fiscal year, based on the probable outcome of the performance conditions on the grant date.  The performance stock options vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established and continues to provide service to us.  As of December 31, 2009, the performance conditions for 2009 were not met and options to acquire 1/3 of the shares were forfeited, resulting in no compensation expense being recognized for the fiscal period.  As of December 31, 2010, the performance conditions for 2009 were not met and options to acquire 1/3 of the shares were forfeited, resulting in no compensation expense being recognized for the fiscal period.

(6)
Jonathan H. Chou served as our Chief Financial Officer from April 2008 to November 2010.  All salary, bonus and option amounts were awarded pursuant to an employment agreement with Mr. Chou.  All unvested options terminated upon the termination of Mr. Chou’s service to us, and all vested options expired three months from the termination of Mr. Chou’s service to us.

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

In May 2009, our Compensation Committee granted an aggregate of 2,073,190 performance stock options to certain of our employees and officers under our 2009 Plan, including 150,000 performance stock options to Leng You-Bin, our Chairman, Chief Executive Officer, President and General Manager, and 50,000 performance stock options to each of Liu Hua, Vice Chairman, Secretary, Treasurer, and Acting Chief Financial Officer, and Liu Sheng-Hui, Vice President of Finance of our subsidiary Feihe Dairy.  The performance stock options each have an exercise price of $16.86, a contractual life of 6 years, and vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established in accordance with our 2009 Plan, including performance targets that must be met in each of our 2009, 2010 and 2011 fiscal years, and the recipient continues to be our employee at the time of the relevant vesting dates.  If the performance criteria are not met, the options that would otherwise vest on the vesting dates are forfeited and cancelled.

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

The performance targets for the year ended December 31, 2010 were not met for any option recipient.  In December 2010, the performance targets were amended in order to limit the amount of shares that would otherwise be forfeited and cancelled by all recipients of the performance stock options.  As a result of this amendment, Messrs. Leng, Liu and Liu retained 50,000, 16,667 and 16,667 performance stock options that would otherwise have been forfeited and cancelled.

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

Grants of Plan-Based Awards

The following table sets forth information regarding our 2009 Plan awards granted to our named executive officers during 2010. All such awards were granted to our named executive officers solely in respect of their service to was a member of our board of directors:

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (#) (Maximum)	All Other Stock Awards: Number of Shares of Stocks or Units	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Leng You-Bin (2)	4/6/2010		4,000		78,640
	8/11/2010		2,333		16,914
	8/27/2010	12,000		7.25	23,520
Liu Hua (2)	4/6/2010		4,000		78,640
	8/11/2010		2,333		16,914
	8/27/2010	12,000		7.25	23,520
Liu Sheng-Hui (2)	4/6/2010		4,000		78,640
	8/11/2010		2,333		16,914
	8/27/2010	12,000		7.25	23,520

(1)
Represents the aggregate grant date fair value of the awards granted calculated in accordance with ASC Topic 718.  See the notes to our financial statements contained in our Original Filing for an explanation of all assumptions made by us in determining the values of our equity awards under ASC Topic 718.

(2)	Represents equity awards received by a named executive officer solely in respect of service as a member of our board of directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards granted to our named executive officers as of December 31, 2010.  The options issued to Leng You-Bin, Liu Hua and Liu Sheng-Hui are subject to performance and time-based vesting conditions set forth under the heading “2009 Stock Incentive Plan” above.  The options issued Jonathan H. Chou, our former Chief Financial Officer whose service terminated in November 2010, vested on the 12-month anniversary of their respective grant dates and terminated three months after the termination of his service to us.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Leng You-Bin, Chairman	0		50,000	(1)	16.86	May 7, 2015

Liu Hua	0		16,667	(1)	16.86	May 7, 2015

Liu Sheng-Hui	0		16,667	(1)	16.86	May 7, 2015

Jonathan H. Chou	72,000	(2)	0		12.00	October 15, 2012
	50,000	(3)	0		16.00	October 15, 2013

(1)
Messrs. Leng, Liu and Liu were originally granted 150,000, 50,000 and 50,000 performance stock options, respectively.  The performance stock options each vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established in accordance with our 2009 Plan, including performance targets that must be met in each of our 2009, 2010 and 2011 fiscal years, and the recipient continues to be our employee at the time of the relevant vesting dates.  In December 2009, the performance targets were amended in order to limit the amount of shares that would otherwise be forfeited and cancelled by all recipients of the performance stock options.  As a result of this amendment, Messrs. Leng, Liu and Liu retained 100,000, 33,333 and 33,333 performance stock options that would otherwise have been forfeited and cancelled.  The performance targets for the year ended December 31, 2010 were not met for any option recipient.  In December 2010, the performance targets were amended in order to limit the amount of shares that would otherwise be forfeited and cancelled by all recipients of the performance stock options.  As a result of this amendment, Messrs. Leng, Liu and Liu retained 50,000, 16,667 and 16,667 performance stock options that would otherwise have been forfeited and cancelled.

(2)	The options vested on October 15, 2009 and were terminated in January 2011.

(3)	The options vested on October 15, 2010 and were terminated in January 2011.

Option exercises and stock vested

The following table sets forth information regarding exercises of options by Jonathan H. Chou, who served as our Chief Financial Officer from April 2008 to November 2010, during 2010.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Jonathan H. Chou	2,000	16,010
	2,000	16,288
	2,000	16,087
	2,000	16,006

Employment Agreements

We do not currently have any written employment agreements with our named executive officers, although we may enter into such agreements in the future.  We had an employment agreement with Jonathan H. Chou, our Chief Financial Officer from April 2008 to November 2010.  The agreement had a four-year term and provided that Mr. Chou would receive a base salary of $175,000, a signing bonus of approximately $55,000, and options to acquire up to 270,000 shares of our common stock in four tranches over 48-months, with each tranche vesting on the twelve month anniversary of its respective grant date.  Mr. Chou was also eligible to receive discretionary bonuses at times and in amounts determined by our Compensation Committee and to participate in medical, health, dental, disability, liability insurance and life insurance benefits, and certain other fringe benefits available to executive officers.  Mr. Chou was also entitled to certain severance benefits if he were terminated without good cause or resigned for good reason, as described below under the heading “Severance and Change of Control Agreements.”

Benefit Plans

We do not sponsor or maintain any qualified or non-qualified defined benefit plans, non-qualified defined contribution plans, other deferred compensation plans, or profit sharing plan or similar plans for the benefit of our officers, directors or employees.  However, we may establish such plans in the future.  Certain employees of our subsidiaries, including Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, have pension and healthcare benefits through plans offered by such subsidiaries, as required by local Chinese laws.  We are required to make contributions for the benefit of our employees to these social welfare plans, which are administered by the Chinese government.

Severance and Change of Control Agreements

As of December 31, 2010, we had no agreements or arrangements providing for payments to a named executive officer in connection with any termination.  Prior to the termination of his service with us in November 2010, the employment agreement with Jonathan H. Chou, our former Chief Financial Officer provided that, if he were terminated by us without “good cause” or resigned for “good reason,” he would have been entitled to receive as severance his base salary and reimbursement of expenses, and all of his options granted but not yet vested pursuant to his employment agreement would have immediately vested and become exercisable.  For purposes of the employment agreement, “good cause” meant the commission of a felony, a crime involving moral turpitude, an act or omission involving dishonesty, disloyalty, or fraud with respect to us, conduct tending to bring us into substantial public disgrace or disrepute, substantial and repeated failure to perform duties as reasonably directed by our board of directors, gross negligence or willful misconduct with respect to us, or any uncured material misrepresentation by Mr. Chou under the employment agreement.  For purposes of the employment agreement, “good reason” meant the assignment of any duties inconsistent in any material respect with Mr. Chou’s position, any uncured material breach by us of one or more provisions of the employment agreement, requiring Mr. Chou to be based at any location more than 30 miles from our Beijing headquarters or from the centerpoint of Shanghai, any purported termination by us of Mr. Chou’s employment otherwise than as expressly permitted by the employment agreement, or any change in control whereby a person became the beneficial owner of 51% or more of the combined voting power of our outstanding securities, we consummated a merger in which we were not the surviving entity, we sold all or substantially all of our assets, or our shareholders approved the dissolution or liquidation of us.

Director Compensation

In March 2010, all directors received an award of 4,000 restricted shares of our common stock for their 2009 board service, with an additional 1,000 shares for such year issued to our then-chairperson of our Audit Committee, Hui-Lan Lee.  In August 2010, all directors received an award of 2,333 restricted shares of our common stock for their board service for the period from January 1, 2010 through July 31, 2010, with an additional 584 shares for such period issued to the then-chairperson of our Audit Committee, Hui-Lan Lee.  In August 2010, options to purchase 12,000 shares were granted to each of our directors for their board service for the period from August 1, 2010 through July 31, 2011, which vest in four equal amounts on each three-month anniversary of the grant date until all such options are fully vested. The options have an exercise price of $7.25 and a contractual life of two years.  In addition, Sean S. Shao, who commenced service as a director and chairperson of our Audit Committee in August 2010, received $3,000 monthly cash compensation for such service.

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Awards ($)	Total ($)
Leng You-Bin	0	95,554	14,787	110,341
Liu Hua	0	95,554	14,787	110,341
Liu Sheng-Hui	0	95,554	14,787	110,341
Kirk G. Downing, Esq.	0	95,554	14,787	110,341
James C. Lewis, Esq.	0	95,554	14,787	110,341
Neil N. Shen	0	95,554	14,787	110,341
Sean S. Shao	15,000	0	14,787	29,787
Hui-Lan Lee (1)	0	119,448	0	119,448

(1)Ms. Lee’s service on our board of directors terminated in July 2010.

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

Compensation Risk Evaluation

Our Compensation Committee reviews the various design elements of our compensation program to determine whether any of its aspects encourage excessive or inappropriate risk-taking.  Our Compensation Committee also considers the compensation policies and practices at our business units, including their risk profile, their compensation structures and levels, their compensation expense relative to revenues, and whether employees received compensation that varied significantly from our overall risk and reward structure for the services such employees provided.  Our Compensation Committee also considers other factors, such as the fact that substantially of our employees are located in the PRC, where employees salaries tend to be lower compared to the U.S. companies, and that our equity awards are long-term with three-year performance targets and vest only after the fourth and fifth years.  Following this risk evaluation for 2010, our Compensation Committee concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

Compensation Committee Report

We, the Compensation Committee of the board of directors of Feihe International, Inc., have reviewed and discussed the Compensation Discussion and Analysis contained herein with management.  Based on such review and discussion, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010.

Compensation Committee

Kirk G. Downing

James C. Lewis

Sean Shao

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of April 26, 2011, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding common stock.

Beneficial ownership is determined according to the rules of the SEC.  Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person has the right to acquire within 60 days after the measurement date, such as pursuant to options, warrants or convertible notes.  Except as otherwise indicated, we believe that each of the beneficial owners of our common stock listed below, based on information each of them has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property or similar laws may apply.  For purposes of the column for shares underlying convertible securities, in accordance with rules of the SEC, shares of our common stock underlying securities that a person has the right to acquire within 60 days of April 26, 2011 are deemed to be beneficially owned by such person for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Shares Underlying Convertible Securities (1)	Total	Percent (2)
Directors and Executive Officers
Leng You-Bin (3)	8,954,358	9,000	8,963,358	40.2%
Liu Hua (3)	33,533	9,000	42,533	*
Liu Sheng-Hui (3)	203,307	9,000	212,307	*
Kirk Downing (3)	6,333	9,000	15,333	*
James C. Lewis (3)(4)	41,333	9,000	50,333	*
Neil N. Shen (5)	1,889,699	9,000	1,898,699	8.5%
Sean S. Shao (3)	0	9,000	9,000	*
Jonathan H. Chou (6)	0	0	0	*
Directors and executive officers as a group (8 persons)	11,128,563	63,000	11,191,563	50.2%

5% Beneficial Owners
Sequoia Capital Partners (7)	2,716,700	0	2,716,700	12.2%

*Less than 1%

(1)
Includes shares of our common stock issuable upon exercise of options or upon conversion of warrants or convertible notes, if the person has the right to acquire such shares within 60 days of April 26, 2011.

(2)	Based on 22,306,291 shares of our common stock outstanding as of April 26, 2011.

(3)	The address for this beneficial owner is c/o Feihe International, Star City International Building, 10 Jiuxianqiao Road, C-16th Floor, Chaoyang District, Beijing, China 100016.

(4)	James C. Lewis holds such shares jointly with his spouse.

(5)
Consists of 6,333 shares of our common stock held directly by Mr. Shen, 98,450 shares of our common stock held by Sequoia Capital China I, L.P. (“SCC I”), 11,312 shares of our common stock held by Sequoia Capital China Partners Fund I, L.P. (“SCC PTRS I”), 15,238 shares of our common stock held by Sequoia Capital China Principals Fund I, L.P. (“SCC PRIN I”), 1,533,647 shares of our common stock held by Sequoia Capital China Growth Fund I, L.P. (SCCGF I”), 36,574 shares of our common stock held by Sequoia Capital China Growth Partners Fund I, L.P. (SCCGF PTRS I”), and 188,145 shares of our common stock held by Sequoia Capital China GF Principals Fund I, L.P. (SCCGF PRIN I”).  Sequoia Capital China Management I, L.P. (“SCC MGMT I”) is a general partner of SCC I, SCC PTRS I and SCC PRIN I.  Sequoia Capital China Growth Fund Management I, L.P. (“SCCGF MGMT I”) is the general partner of SCCGF I, SCCGF PTRS I and SCCGF PRIN I.  SC China Holding Limited (“SCC HOLD”) is the general partner of SCC MGMT I and SCCGF MGMT I.  Neil N. Shen is the Managing Director of SCC HOLD and, in such capacity, has voting and dispositive power over such shares.  Mr. Shen disclaims beneficial ownership of all such shares except to the extent of his individual pecuniary interest therein.  The address for this beneficial owner is Suite 2215, Two Pacific Place, 88 Queensway, Hong Kong, PRC.

(6)	Jonathan H. Chou served as our Chief Financial Officer from April 2008 to November 2010.

(7)
Consists of the shares of our common stock described in note 5, plus 798,667 shares of our common stock held by Sequoia Capital U.S. Growth Fund IV, L.P. (“SCGF IV”) and 34,667 shares of our common stock held by Sequoia Capital USGF Principals Fund IV, L.P. (“SCGF PRIN IV”).  SCGF IV Management, L.P. (“SCGF MGMT IV”) is the general partner of SCGF IV and SCGF PRIN IV.  SCGF GenPar, Ltd (“SCGF GP”) is the general partner of SCGF MGMT IV.  The address for this beneficial owner is 3000 Sand Hill Road, 4-250, Menlo Park, California 94025.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, is also the founder of a Heilongjiang Feihe Dairy Educational Charitable Foundation, or HFDECF, charitable organization for under-privileged children in the Heilongjiang Province of the PRC.  We have an outstanding loan payable to HFDECF, which is unsecured, accrues interest at an annual rate of 5.85%, and is payable on demand.  In 2010, the largest amount of the indebtedness outstanding, including accrued interest, was approximately $74,078.

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

On February 1, 2011, we entered into a redemption agreement with Sequoia pursuant to which we agreed to redeem and purchase from Sequoia an aggregate of 2,625,000 shares of our common stock, or the Shares.  The Shares were originally issued to Sequoia pursuant to the subscription agreement, which, among other things, granted Sequoia a right to have the Shares redeemed if the average of closing prices of our common stock for the fifteen trading days commencing on the third anniversary of the closing date is less than $39.00 per share.  Pursuant to the redemption agreement, the Shares will be redeemed in four equal installments on or within 30 days of March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, for an aggregate payment on each such date of $15,750,000, together with interest accruing at the rate of 1.5% per annum, compounded annually from August 27, 2009 until such date.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the professional service aggregate fees of our principal accountants for the services and periods indicated:

Name	Audit Fees (1)
Grant Thornton, for fiscal year ended:
December 31, 2009	$1,207,241
December 31, 2010	$521,479
Deloitte Touche Tohmatsu, for fiscal year ended:
December 31, 2010	$766,084

(1)
This category includes the audit of our annual financial statements, the audit of our internal control over financial reporting, review of unaudited quarterly financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with regulatory filings or engagements, for those fiscal years.  This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements. These fees represent all fees paid to our principal accountants for the periods indicated.

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

May 2, 2011	FEIHE INTERNATIONAL, INC.

	By:	/s/ Leng You-Bin
Leng You-Bin, Chief Executive Officer
and President (Principal Executive Officer)

	By:	/s/ Liu Hua
Liu Hua, Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Leng You-Bin	May 2, 2011
Leng You-Bin, Director, Chief Executive Officer
and President (Principal Executive Officer)

	/s/ Liu Hua	May 2, 2011
Liu Hua, Director, Vice Chairman, Secretary and Treasurer

	/s/ Liu Sheng-Hui	May 2, 2011
Liu Sheng-Hui, Director

	/s/ Sean Shao	May 2, 2011
Sean Shao, Director

	/s/ Kirk Downing *	May 2, 2011
Kirk Downing, Director

	/s/ James Lewis *	May 2, 2011
James Lewis, Director

	/s/ Neil Shen *	May 2, 2011
Neil Shen, Director

* By:	/s/ Leng You-Bin	May 2, 2011
Leng You-Bin, Attorney-In-Fact

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X