Form 10-Q
period 2011-03-31
Feihe International Inc
filed 2011-05-10
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 6, 2011 was 22,306,291.

FEIHE INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Feihe International,” and “the Company” refer to Feihe International, Inc., a Utah corporation, and its consolidated subsidiaries.  References to “dollars” and “$” are to United States dollars.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FEIHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2011	December 31, 2010
	US$	US$
Assets
Current assets:
Cash and cash equivalents	19,097,434	17,529,582
Restricted cash	264,447	3,078,564
Notes and loans receivable, net of allowance for doubtful accounts of $3,350,056 and $3,500,028, as of March 31, 2011 and December 31, 2010, respectively	-	136,120
Trade receivables, net of allowance for doubtful accounts of $1,600,560 and $1,084,308, as of March 31, 2011 and December 31, 2010, respectively	18,603,129	15,885,708
Due from related parties	1,795,240	1,806,889
Advances to suppliers	12,435,923	7,520,804
Inventories	62,399,998	71,683,471
Prepayments and other current assets	166,055	266,935
Income taxes receivable	3,615,068	4,970,271
Input value-added taxes	3,134,056	6,886,531
Other receivables	16,425,641	7,275,903
Investment in mutual funds – available-for-sale	137,944	139,294
Total current assets	138,074,935	137,180,072

Investments:
Investment at cost	274,879	272,239

Property, plant and equipment:
Property, plant and equipment, net	171,309,921	170,354,132
Construction in progress	43,507,177	43,152,905
	214,817,098	213,507,037
Biological assets:
Immature biological assets	21,681,136	26,713,971
Mature biological assets, net	32,319,172	27,683,821
	54,000,308	54,397,792

Other assets:
Advance to suppliers – non-current	19,709,635	22,643,263
Deferred tax assets – non-current	5,522,990	5,522,990
Prepaid leases for land use rights	29,857,746	29,754,376
Other intangible assets, net	542,613	585,671
Goodwill	474,821	445,842
Total assets	463,275,025	464,309,282

Liabilities
Current liabilities:
Notes payable	-	378,112
Short term bank loans	69,483,683	68,816,359
Accounts payable	38,338,543	43,729,571
Accrued expenses	1,827,814	6,436,898
Income tax payable	507,258	1,589,165
Advances from customers	17,928,118	12,183,444
Due to related parties	89,481	79,257
Advances from employees	406,166	456,261
Employee benefits and salary payable	6,442,134	7,018,794
Other payable	42,527,135	45,957,104
Current portion of long term bank loans	10,985,643	9,756,193
Current portion of capital lease obligation	157,646	116,770
Redeemable common stock (US$0.001 par value, 2,625,000 shares issued and outstanding as of March 31, 2011)	65,079,979	-
Total current liabilities	253,773,600	196,517,928

Long term bank loans, net of current portion	27,240,461	28,102,786
Capital lease obligation, net of current portion	506,589	532,467
Unrecognized tax benefits – non-current	5,254,327	5,062,336
Deferred income	6,288,123	6,241,661
Total liabilities	293,063,100	236,457,178

Commitments and contingencies (see Note 19)

Redeemable common stock (US$0.001 par value, 2,625,000 shares issued and outstanding as of December 31, 2010)	-	66,113,715

Equity
Feihe International, Inc. shareholders’ equity:
Common stock (US$0.001 par value, 50,000,000 shares authorized; 19,671,291 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	19,671	19,671
Additional paid-in capital	57,579,834	57,177,680
Common stock warrants	1,774,151	1,774,151
Statutory reserves	9,132,581	9,132,581
Accumulated other comprehensive income	35,152,882	32,836,344
Retained earnings	66,461,441	60,731,029
Total Feihe International, Inc. shareholders’ equity	170,120,560	161,671,456
Noncontrolling interests	91,365	66,933

Total equity	170,211,925	161,738,389

Total liabilities, redeemable common stock and equity	463,275,025	464,309,282

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2011	2010
	US$	US$
Sales	76,449,422	81,435,903

Cost of goods sold	(48,578,176)	(42,998,182)

Gross profit	27,871,246	38,437,721

Operating expenses:
Sales and marketing	(16,170,266)	(28,281,824)
General and administrative	(6,229,148)	(5,493,823)
Loss on disposal of biological assets	(1,601,685)	(2,785,262)
Total operating expenses	(24,001,099)	(36,560,909)

Other operating income, net	2,093,580	208,682
Operating income	5,963,727	2,085,494

Other income (expenses):
Interest income	22,428	97,636
Interest and finance costs	(1,439,080)	(864,183)
Government subsidy	1,534,151	5,738,773
Income before income taxes	6,081,226	7,057,720

Income tax expenses	(1,341,683)	(1,585,817)
Net income	4,739,543	5,471,903
Net income (loss) attributable to noncontrolling interests	(42,867)	61,693
Net income attributable to common shareholders of Feihe International, Inc.	4,696,676	5,533,596

Net income per share of common stock
Basic	0.26	0.25
Diluted	0.26	0.25
Net income per share of redeemable common stock
Basic	0.21	0.24
Diluted	0.21	0.24
Weighted average shares used in calculating net income per share of common stock
Basic	19,671,291	19,607,376
Diluted	19,689,849	20,054,189
Weighted average shares used in calculating net income per share of redeemable common stock
Basic	2,625,000	2,625,000
Diluted	2,625,000	2,625,000

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Feihe International, Inc. Shareholders
	Common Stock
	(US$0.001 par value)					Accumulated
	Number of Shares	Par Value	Additional Paid-in Capital	Common Stock Warrants	Statutory Reserves	Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total Equity	Total Comprehensive Income (Loss)
		US$	US$	US$	US$	US$	US$	US$	US$	US$
Balance as of January 1, 2011	19,671,291	19,671	57,177,680	1,774,151	9,132,581	32,836,344	60,731,029	66,933	161,738,389
Share-based compensation	—	—	402,154	—	—	—	—	—	402,154
Net income	—	—	—	—	—	—	4,696,676	42,867	4,739,543	4,739,543
Currency translation adjustments	—	—	—	—	—	2,317,888	—	(18,435)	2,299,453	2,299,453
Change in fair value of available for sale investments, net of tax $(400)	—	—	—	—	—	(1,350)	—	—	(1,350)	(1,350)
Comprehensive income										7,037,646
Settlement of redeemable common stock	—	—	—	—	—	—	1,033,736	—	1,033,736

Balance as of March 31, 2011	19,671,291	19,671	57,579,834	1,774,151	9,132,581	35,152,882	66,461,441	91,365	170,211,925

	Feihe International, Inc. Shareholders
	Common Stock
	(US$0.001 par value)					Accumulated
	Number of Shares	Par Value	Additional Paid-in Capital	Common Stock Warrants	Statutory Reserves	Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total Equity	Total Comprehensive Income (Loss)
		US$	US$	US$	US$	US$	US$	US$	US$	US$
Balance as of January 1, 2010	19,607,376	19,607	54,482,098	1,774,151	6,861,224	25,651,571	73,672,879	345,451	162,806,981
Share-based compensation	—	—	952,954	—	—	—	—	—	952,954
Net income	—	—	—	—	—	—	5,533,596	(61,693)	5,471,903	5,471,903
Currency translation adjustments	—	—	—	—	—	(34,453)	—	(124)	(34,577)	(34,577)
Change in fair value of available for sale investments, net of tax $(2,262)	—	—	—	—	—	(9,050)	—	—	(9,050)	(9,050)
Comprehensive income										5,428,276
Investment in a new subsidiary	—	—	—	—	—	—	—	219,372	219,372

Balance as of March 31, 2010	19,607,376	19,607	55,435,052	1,774,151	6,861,224	25,608,068	79,206,475	503,006	169,407,583

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2011	2010
	US$	US$
Cash flows from operating activities:
Net income	4,739,543	5,471,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,208,279	2,146,187
Depreciation of biological assets	1,691,195	689,091
Amortization of capital lease obligation	8,702	9,760
Loss (gain) on disposal of property, plant and equipment	21,754	(3,632)
Loss on disposal of biological assets	1,601,685	2,785,262
Provision for (reversal of) doubtful accounts	503,431	(261,959)
Compensation expense for option awards	402,154	952,954
Amortization of deferred charges	-	19,320

Changes in assets and liabilities:
(Increase) decrease in trade receivables, net	(3,040,911)	3,516,103
Decrease (increase) in due from related parties	10,998	(812,497)
Decrease (increase) in inventories, net	8,720,952	(164,530)
(Increase) decrease in advances to suppliers	(4,640,524)	42,972
Decrease in prepayments and other assets	95,244	1,634,818
Decrease in income taxes receivable	1,279,492	110,438
Decrease in input value-added taxes	3,542,834	1,892,571
Increase in other receivables	(5,930,037)	(1,464)
Decrease in notes receivable	128,516	246,310
Decrease in notes payable	(356,988)	(3,020,764)
(Decrease) increase in accrued expenses	(4,351,587)	7,008,521
Decrease in accounts payable	(3,786,668)	(1,485,880)
(Decrease) increase in income taxes payable	(1,021,463)	1,286,309
Increase in advances from customers	5,423,735	1,572,295
Increase (decrease) in due to related parties	9,653	(15,682)
Decrease in advances from employees	(47,295)	(20,348)
(Decrease) increase in employment benefits and salary payable	(544,447)	189,052
(Decrease) increase in other payable	(3,143,836)	587,596
Decrease in deferred income	-	(1,590,848)
Increase in unrecognized tax benefits– non-current	181,261	156,165
Net cash provided by operating activities	3,705,672	22,940,023

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,042,456)	(4,584,943)
Purchase of biological assets	(3,447,062)	(3,422,638)
Purchase of short term investment	-	(1,462,822)
Proceeds from disposal of property, plant and equipment	-	32,182
Change in restricted cash	2,831,001	(9,338,110)
Proceeds from disposal of biological assets	340,046	420,997
Net cash used in investing activities	(2,318,471)	(18,355,334)

Cash flows from financing activities:
Proceeds from short term bank loans	1,367,490	2,340,516
Repayment of short term bank loans	(1,362,728)	(9,625,371)
Capital injection in a new subsidiary by noncontrolling interests	-	219,372
Net cash provided by (used in) financing activities	4,762	(7,065,483)

Effect of exchange rate changes on cash	175,889	48,913

Net increase (decrease) in cash and cash equivalents	1,567,852	(2,431,881)
Cash and cash equivalents, beginning of period	17,529,582	48,164,932
Cash and cash equivalents, end of period	19,097,434	45,733,051

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	(854,550)	(111,177)
Cash received during the period for tax refund	-	3,437,633
Interest paid during the period	(1,663,350)	(1,396,154)

Supplemental disclosure of non-cash investing and financing activities:
Issuance of performance shares of common stock	-	11,382,000

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION AND NATURE OF OPERATION

The accompanying consolidated financial statements include the financial statements of Feihe International, Inc., formerly known as American Dairy, Inc. (the “Company,” “Feihe International,” “we,” “us” and “our”) and its subsidiaries. The Company and its subsidiaries are collectively referred to as the “Group.” All of the Group's operations are conducted in the People's Republic of China.

The core activities of subsidiaries included in the condensed consolidated financial statements are as follows:

●	American Flying Crane Corporation – Investment holding

●	Langfang Flying Crane Dairy Products Co., Limited ("Langfang Feihe") – Packaging and distributing dairy products

●	Gannan Flying Crane Dairy Products Co., Limited (“Gannan Feihe”) – Manufacturing dairy products

●	Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”) – Manufacturing and distributing dairy products

●	Baiquan Feihe Dairy Co., Limited – Manufacturing dairy products

●	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited – Marketing and distributing dairy products

●	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (“Shanxi Feihe”) – Manufacturing and distributing walnut products

●	Heilongjiang Feihe Kedong Feedlots Co., Limited ("Kedong Farms") – Breeding and rearing of dairy cows, and distributing fresh milk

●	Heilongjiang Feihe Gannan Feedlots Co., Limited ("Gannan Farms") – Breeding and rearing of dairy cows, and distributing fresh milk

●	Qiqihaer Feihe Soybean Co., Limited ("Feihe Soybean")– Manufacturing and distributing soybean products

●	Heilongjiang Aiyingquan International Trading Co., Limited – Marketing and distributing water and cheese, specifically marketed for consumption by children

●
Heilongjiang Flying Crane Trading Co., Limited (“Feihe Trading”) – Distributing of milk and soybean related products. The subsidiary was registered in Heilongjiang province, China on January 22, 2010. The Group holds an 85% equity interest in the RMB 10,000,000 (or approximately $1.5 million) total paid-in capital of Heilongjiang Flying Crane Trading Co., Limited.

2. BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements of the Group have been prepared by the Group in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") and the accounting principles generally accepted in the United States of America ("US GAAP") for interim reporting. In the opinion of the Group’s management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring adjustments) necessary to present fairly its financial position and the results of its operations and cash flows.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with the SEC on Form 10-K, as amended, for the year ended December 31, 2010.  The interim operating results are not necessarily indicative of the results to be expected for an entire year.

As of March 31, 2011, the Group had a working capital deficit of $115,698,665. The Group has significant cash commitments in the next 12 months, including maturity of short term loans of approximately $69.5 million and redemption of redeemable common stock of $65 million. However, the Group believes it will be able to refinance much of its short term bank loans when they become due and intends to do so. In the first quarter of 2011, the Group refinanced a short term bank loan with its respective bank upon the maturity of that bank loan. If the Group is able to continue refinancing short-term bank loans, it believes that cash generated from operations, along with the existing cash and the ability to draw down on unutilized credit lines will be sufficient to fund its expected cash flow requirements including the cash payments for the redemption of its redeemable common stock and planned capital expenditures for at least the next 12 months. The Group expects to realize its assets and satisfy its liabilities in the normal course of business. As a result, the accompanying condensed consolidated financial statements have been prepared assuming the Group will continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities as that might be necessary if the Group is unable to continue as a going concern.

For the period ended March 31, 2011, the Group has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, except for the following recently adopted accounting pronouncements.

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

In July 2010, the FASB issued an authoritative pronouncement on disclosure about the credit quality of financing receivables and the allowance for credit losses. The objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The guidance requires an entity to provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The guidance includes additional disclosure requirements about financing receivables, including: (1) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; and (3) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB issued another authoritative pronouncement that temporarily defers the effective date for disclosures about troubled debt restructurings (TDRs) by creditors until it finalizes its project on determining what constitutes a TDR for a creditor. The deferral in this amendment is effective upon issuance. The deferred TDR disclosures were slated to be effective in the first quarter of 2011 for public companies with calendar year-ends. The Company is in the process of evaluating what effect the adoption of this pronouncement will have on the Group’s financial statements.

In December 2010, the FASB issued an authoritative pronouncement on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The guidance is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Group’s financial statements.

In December 2010, the FASB issued an authoritative pronouncement on disclosure of supplementary pro forma information for business combinations. The objective of this guidance is to address diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments will be effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The adoption of the authoritative guidance did not have a material impact on the Group’s financial statements.

3. TAXATION

The Company is subject to U.S. federal and state income taxes, and the Company’s subsidiaries incorporated in the People’s Republic of China (the “PRC”) are subject to enterprise income taxes in the PRC.

During the three months ended March 31, 2011, the Company recorded an income tax expense of approximately $1.3 million, which was primarily due to the decrease in profits of Gannan Feihe when compared to the three months ended March 31, 2010.

The Company had cumulatively accrued approximately $1.8 million and $1.2 million for estimated interest and penalties related to uncertain tax positions as of March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, the Company recorded estimated interest and penalties of approximately $0.16 million and $0.15 million, respectively.

Aggregate undistributed earnings of approximately $128.9 million as of March 31, 2011 of the Group's PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

The Company's tax years from 2005 to 2010 remain open in various jurisdictions.

4. EARNINGS PER SHARE OF COMMON STOCK

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	For the three months ended March 31,
	2011	2010
Net income attributable to Feihe International, Inc.	4,696,676	5,533,596
Net income attributable to Feihe International, Inc. allocated for computing net income per common share - Basic	4,143,724	4,880,239
Settlement of redeemable common stock	1,033,736	-
Net income attributable to Feihe International, Inc. for computing net income per common share - Basic	5,177,460	4,880,239
Net income attributable to Feihe International, Inc. allocated for computing net income per redeemable common stock - Basic	552,952	653,357
Net income attributable to Feihe International, Inc. allocated for computing net income per common share - Diluted	4,144,184	4,893,111
Settlement of redeemable common stock	1,033,736	-
Net income attributable to Feihe International, Inc. for computing net income per share of common stock - Diluted	5,177,920	4,893,111
Net income attributable to Feihe International, Inc. allocated for computing net income per share of redeemable common stock - Diluted	552,492	640,485

Weighted-average common stock outstanding used in computing net income per share of common stock – Basic	19,671,291	19,607,376
Weighted-average common stock outstanding used in computing net income per share of common stock – Diluted (i)	19,689,849	20,054,189
Weighted average shares of redeemable common stock outstanding used in computing net income per share of redeemable common stock – Basic	2,625,000	2,625,000
Weighted average shares of redeemable common stock outstanding used in computing net income per share of redeemable common stock – Diluted	2,625,000	2,625,000

Net income per share of common stock –
Basic	0.26	0.25
Diluted	0.26	0.25

Net income per share of redeemable common stock –
Basic	0.21	0.24
Diluted	0.21	0.24

(i)	The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Weighted-average shares – Basic	19,671,291	19,607,376
Effect of dilutive securities
Stock option	18,558	360,173
Warrants	-	86,640
Weighted-average shares – Diluted	19,689,849	20,054,189

For the three months ended March 31, 2011, 650,245 shares of the Company’s stock option and 237,937 warrants were excluded from the calculation of diluted income per share because their anti-dilutive effects.

5. RESTRICTED CASH

Restricted cash consists of bank demand deposits for letters of credit. This instrument is mainly used by the Group for the purchase of imported dairy cows and whey powder.

6. ADVANCES TO SUPPLIERS

Advances to suppliers consist primarily of advance for purchase of dairy cows, as well as advances for inventories and equipment, not delivered at the balance sheets date.  The Group utilizes advances to suppliers in an effort to keep future purchasing prices stable and consistent.

Advanced amounts are refundable if the transaction is not completed by the other party in accordance with the terms of the contract or agreement.  During the three month periods ended March 31, 2011 and March 31, 2010, no advances to suppliers were refunded in cash, and the Group has a minimal refund history.

7. INVENTORIES, NET

The inventory amounts included in the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 comprised the following:

	March 31, 2011	December 31, 2010
	US$	US$
Raw materials	19,825,682	27,983,563
Work-in-progress	35,548,349	37,400,104
Finished goods	7,025,967	6,299,804
Total inventories, net	62,399,998	71,683,471

8. INVESTMENT IN MUTUAL FUNDS – AVAILABLE-FOR-SALE

The Group had the following investment measured at fair value as of the dates indicated:

US$
Balance as of December 31, 2010	139,294
Change in fair value	(1,350)
Balance as of March 31, 2011	137,944

The cost of the investment is $190,889, with fair value measured according to quoted prices in active markets of identical assets (Level 1, which is based upon quoted prices in active markets for identical assets and liabilities).

9. CONSTRUCTION IN PROGRESS

Construction in progress included in the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 comprised of the following:

	March 31, 2011	December 31, 2010
	US$	US$
Gannan Feihe production factory facilities	41,173,677	39,208,398
Gannan Farms facilities	676,270	1,326,026
Kedong Farms facilities	1,159,004	1,260,399
Feihe Soybean processing facilities	476,690	1,333,098
Others	21,536	24,984
Total	43,507,177	43,152,905

$266,696 and $250,339 of interest expenses were capitalized in construction in progress for the three months ended March 31, 2011 and 2010, respectively.

10. OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net as of March 31, 2011 and December 31, 2010 represent the Group’s exclusive right of milk supply.

	March 31, 2011	December 31, 2010
	US$	US$
Exclusive right of milk supply	542,613	585,671

Amortization expense for the three months ended March 31, 2011 and 2010 was $48,674 and $97,886, respectively.

Exclusive rights of milk supply, which the Group acquired in 2009, are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the expected useful lives of 4.7 years.  Amortization expense of intangible assets is estimated to be approximately $195,000, $195,000, $195,000, and $6,000 for 2011, 2012, 2013, and 2014, respectively.

11. SHORT TERM BANK LOANS

Short term bank loans included in the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 comprised of the following:

	March 31, 2011	December 31, 2010
	US$	US$
Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 17, 2011	-	1,361,203

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on July 25, 2011 (i)	7,635,570	7,562,237

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on August 30, 2011 (iv)	3,054,228	3,024,895

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on September 7, 2011 (iii)	7,635,570	7,562,237

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on September 14, 2011 (ii)	5,344,899	5,293,566

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on September 27, 2011 (iv)	1,527,114	1,512,447

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, payable with interest on maturity, due on October 26, 2011(iv)	3,054,228	3,024,895

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, payable with interest on maturity, due on November 7, 2011	23,975,688	23,745,426

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, secured by plant and land use right, payable with interest on maturity, due on November 7, 2011	6,566,590	6,503,524

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, secured by machinery, payable with interest on maturity, due on November 17, 2011	1,374,402	1,361,203

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, secured by machinery, payable with interest on maturity, due on December 23, 2011	3,970,496	3,932,363

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, payable with interest on maturity, due on December 23, 2011	3,970,496	3,932,363

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, secured by machinery, payable with interest on maturity, due on January 25, 2012	1,374,402	-
Total	69,483,683	68,816,359

(i)
Gannan Feihe guaranteed the loans payable to a bank in the PRC for a period, beginning on July 26, 2010 and ending on the date which is two years after the maturity date or the date of repayment if earlier.

(ii)
Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on September 15, 2010 and ending on September 14, 2011. The maximum potential future payment amount under the terms of the guarantee is RMB 35,000,000 (approximately $5,345,000) as of March 31, 2011.

(iii)
Gannan Feihe guaranteed the loans payable to a bank in the PRC for a period, beginning on September 7, 2010 and ending on the date which is two years after the maturity date or the date of repayment if earlier.

(iv)
Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of two years, beginning on August 30, 2010 and ending on August 30, 2012. The maximum potential future payment amount under the terms of the guarantee is RMB 50,000,000 (approximately $7,636,000) as of March 31, 2011.

All of the short term bank loans are denominated in RMB and therefore subject to exchange rate fluctuations and none of them have restrictions or covenants attached.

12. ACCRUED EXPENSES

Accrued expenses as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	US$	US$
Accrued selling expenses	1,263,557	5,885,595
Other accrued expenses	564,257	551,303
	1,827,814	6,436,898

13. OTHER PAYABLES

Other payables as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	US$	US$
Payable for property, plant and equipment	23,789,025	23,473,721
Payable for purchase of biological assets	6,807,591	6,742,211
Payable for land use rights	1,012,544	1,001,325
Other tax payable	2,775,175	385,050
Deposits from distributors	2,572,285	2,057,685
Payable to local County Finance Bureau (i)	332,911	2,144,650
Advance received from Heilongjiang Yuanshengtai Farming Corporation for purchase of biological assets	-	891,436
Dividend payable to noncontrolling interests	-	208,226
Payable to an unrelated party, due on demand	442,600	442,600
Others (ii)	4,795,004	8,610,200
Total	42,527,135	45,957,104

(i)
The Group received funding from the local County Finance Department for construction of the production facilities in the region and working capital usage.  Although, no repayment terms were attached with the funds, the Group considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

(ii)	Others mainly includes deposits received from logistics companies and milk collection stations, prepayment made by employees on behalf of the Group, advertising cost and other miscellaneous payables.

14. LONG TERM BANK LOANS

Long term bank loans comprised of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	US$	US$
Loan payable to a bank in the PRC, bearing interest at 7.47%, unsecured, guaranteed by Feihe Dairy (i), and payable on maturity. The loan commenced in October 29, 2008 and matures on October 28, 2014	1,567,735	1,552,679

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable on maturity. The loan commenced on October 29, 2008 and matures on September 24, 2014	4,101,828	4,062,434

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable on maturity. The loan commenced on October 29, 2008 and matures on September 25, 2014	4,181,238	4,141,081

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, guaranteed by Feihe Dairy (i) and payable on maturity. The loan commenced on June 29, 2009 and matures on October 28, 2014	7,212,559	7,143,289

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, guaranteed by Feihe Dairy (i) and payable on maturity. The loan commenced on March 27, 2009 and matures on October 28, 2014	4,020,891	3,982,274

Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by land use rights, plant and machinery. The loan commenced on December 24, 2009 and matures on December 23, 2014	5,085,409	5,036,569

Loan payable to a bank in the PRC, bearing interest at 5.76%, guaranteed by Langfang Feihe and payable on maturity. The loan commenced on December 24, 2009 and matures on December 23, 2014	8,658,616	8,575,458

Loan payable to a bank in the PRC, bearing interest at 5.96%, secured by land use right of Gannan Feihe. The loan commenced on December 24, 2010 and matures on December 24, 2015	3,397,828	3,365,195
	38,226,104	37,858,979
Less: current portion of long term bank loans	(10,985,643)	(9,756,193)
	27,240,461	28,102,786

(i)
In connection with the purchase of property, plant and equipment of Kedong Farm, Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on October 29, 2008 and ending on October 28, 2009. The maximum potential amount under the terms of the guarantee was $38,408,000 (or RMB 251,510,000).

15. CAPITAL LEASE OBLIGATION

In November 2009, the Group entered a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of RMB 5 million (or approximately $763,600) and require a RMB 1 million (or approximately $152,700) payment on January 30th of each year after successful completion of production quality tests. The installment and trial run of the equipment had been completed by December 31, 2010, and the equipment under the capital lease is depreciated over an estimated productive life of 14 years when placed into service after passing production quality tests.  As of March 31, 2011 and December 31, 2010, the Group had $1,531,047 and $1,516,343, respectively, of equipment subject to the capital lease obligation.

Minimum future lease payments under capital leases as of March 31, 2011, are as follows:

Future payments
US$
2011	152,711
2012	152,711
2013	152,711
2014	152,711
2015	152,713
Total minimum lease payments at March 31, 2011	763,557
Less amount representing interest	(99,322)
Net present value of minimum lease payments	664,235
Current portion of capital lease obligation	(157,646)
Non-current portion of capital lease obligation	506,589

The interest rate on the capital lease is 5.31%. There was $8,702 and $9,760 amortization of interest recorded for the three months ended March 31, 2011 and 2010, respectively. Accumulated amortization was $48,070 and $39,368 as of March 31, 2011 and December 31, 2010, respectively.

16. RELATED PARTY TRANSACTIONS

Due from/to related parties included in the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 comprised the following:

	March 31, 2011	December 31, 2010
	US$	US$
Due from related parties:
Due from directors of the Group	18,446	52,735
Due from related companies	1,776,794	1,754,154
Total	1,795,240	1,806,889

	March 31, 2011	December 31, 2010
	US$	US$
Due to related parties:
Due to directors of the Group	40,613	30,249
Due to related companies	-	610
Loan payable to a related party	48,868	48,398
Total	89,481	79,257

Due from/to Directors of the Group

As part of normal business operations, directors of the Group from time to time incur routine expenses on behalf of the Group, or receive general advances from the Group for settlement of Group expenses, such as travel, meals and other business expenses.  The amounts advanced are settled periodically throughout the period and amounts outstanding at period end are short term in nature and due on demand.  During the three month period ended March 31, 2011, advances to directors aggregated to $1,250 and repayments from directors aggregated to $35,539. During the three month period ended March 31, 2010, advances to directors aggregated to $5,801 and repayments from directors aggregated to $486.

As of March 31, 2011 and December 31, 2010, the Group had the following balances due from its directors:

	March 31, 2011	December 31, 2010
	US$	US$
Leng You-Bin	-	34,466
Liu Hua	18,446	18,269
Total	18,446	52,735

As of March 31, 2011 and December 31, 2010, the Group had the following balances due to its directors:

	March 31, 2011	December 31, 2010
	US$	US$
Leng You-Bin	30,542	30,249
Liu Sheng-Hui	10,071	-
Total	40,613	30,249

Due from/to related companies

For the three months ended March 31, 2011 and 2010, the Group made sales of goods to the following related companies:

	For the three months ended March 31,
	2011	2010
	US$	US$

Qianhuangdao Feihe Trading Company	-	1,406,868
Dalian Hewang Trading Company	56,273	96,129
Total	56,273	1,502,997

As of March 31, 2011 and December 31, 2010, the Group had the following balances due from its related companies:

	March 31, 2011	December 31, 2010
	US$	US$

Tangshan Feihe Trading Company	1,744,473	1,727,719
Qinhuangdao Feihe Trading Company	26,691	26,435
Dalian Hewang Trading Company	5,630	-
Total	1,776,794	1,754,154

Loan payable to a related party

The Group has an outstanding loan payable to a charitable organization set up by Leng You-Bin for underprivileged children in the Heilongjiang province of the PRC, of $48,868 and $48,398 as of March 31, 2011 and December 31, 2010, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

See Note 17 regarding the issuance of shares to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees.

17. REDEEMABLE COMMON STOCK

On July 24, 2009, the Company entered into a Summary of Terms with Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees (collectively, “Sequoia”) in which Sequoia agreed to provide a 90-day bridge loan in the amount of $16 million. The bridge loan was funded on July 29, 2009. On August 26, 2009, pursuant to a subscription agreement (the “Subscription Agreement”) with Sequoia, the Company issued 2.1 million shares of its common stock for an aggregate purchase price of $63 million, including $47 million in cash and the conversion of the $16 million bridge loan. On August 26, 2009, the Company also entered into a registration rights agreement with Sequoia with respect to the shares. Pursuant to the registration rights agreement, the Company filed a registration statement covering the resale of the securities issued or issuable pursuant to the Subscription Agreement, which the SEC declared effective in October 2009. The registration rights agreement also granted demand and piggy-back registration rights to Sequoia.

The Company issued 525,000 shares of redeemable common stock to Sequoia in March 2010 pursuant to a performance adjustment clause in the Subscription Agreement because the Company failed to meet certain performance targets as of December 31, 2009. The 525,000 shares issued to Sequoia were valued at $11,382,000 and recorded as a performance share obligation as of December 31, 2009 and were classified as redeemable common stock during the first quarter of 2010.

Under the terms of the Subscription Agreement, the common stock issued to Sequoia was redeemable, at the option of the holder, if at any time after the third anniversary of the issuance date the average share closing prices of the Company’s common stock for the period of fifteen consecutive trading days were less than $39 per share, for an amount equal to $31.20, subject to certain adjustments. Due to the redeemable nature of the common stock issued to Sequoia, the Company classified the common stock as temporary equity upon issuance. Upon expiration of the redemption right, the common stock will be classified as shareholders’ equity.

The Company assessed the probability of redemption and accrued proper accretion on a quarterly basis. As of December 31, 2010, management determined that the probability of redemption was high and recognized $1,086,622 as accretion premium. The carrying value of redeemable common stock was $66,113,715 as of December 31, 2010.

On February 1, 2011, the Company entered into a redemption agreement (the “Redemption Agreement”) with Sequoia, pursuant to which the Company agreed to redeem and purchase from Sequoia an aggregate of 2,625,000 shares (the “Shares”) of the Company's common stock. Pursuant to the Redemption Agreement, the Company agreed to redeem the Shares in four equal installments on or around March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012 (each, a “Closing Date”), for an aggregate payment on each Closing Date of $15,750,000, together with interest accruing at the rate of 1.5% per annum, compounded annually from August 27, 2009 until such Closing Date. As a result of the Redemption Agreement, the redeemable common stock became mandatorily redeemable and was reclassified into current liabilities at the settlement value of $65,079,979. The difference between the settlement amount and carrying amount of $1,033,736 was included in retained earnings. On April 27, 2011, the Company paid $16.1 million to Sequoia in redemption of 656,250 shares of common stock.

18. SHARE-BASED COMPENSATION

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

The performance targets for the years ended December 31, 2009 and 2010 were not met for any option recipient.  In December 2009, the performance targets were amended in order to limit the amount of options that would otherwise be forfeited and cancelled by all recipients of the performance stock options. The incremental cost or benefit resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified and the effect on the number of instruments expected to vest. As a result of this modification, $610,054 and $1,511,623 in incremental compensation cost was recognized during the years ended December 31, 2010 and 2009. This modification affected 421 employees.

The fair value of the option awards were estimated on the date of grant using the Black-Scholes option valuation model to be $22,106,218, of which $335,002 and $647,839 was recorded as compensation expense in general and administrative expenses in the three months ended March 31, 2011 and 2010, respectively.  The valuation was based on the assumptions noted in the following table.

Expected volatility	74.94%
Expected dividends	0%
Expected term (in years)	5.25
Risk-free rate	2.27%

On October 15, 2009, an option to purchase 50,000 shares was granted to an employee that vested on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and had an exercise price of $16 and a contractual life of 4 years.  The fair value of the option award was estimated on the date of grant using the Black-Scholes option valuation model to be $1,103,400, of which $nil and $272,786 was recorded as compensation cost in the three months ended March 31, 2011 and 2010, respectively. The valuation was based on the assumptions noted in the following table.

Expected volatility	93%
Expected dividends	0%
Expected term (in years)	2.5
Risk-free rate	1.24%

On October 23, 2009, the Compensation Committee of the Board of Directors granted an aggregate of 30,000 new performance stock options to an employee of the Company under the 2009 Plan. The performance stock options have an exercise price of $27.69 and a contractual life of 6 years, and vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established in accordance with the 2009 Plan, including performance targets that must be met in each of the Company’s 2009, 2010 and 2011 fiscal years, and the recipient continues to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates. If the performance criteria are not met, the options that would otherwise vest on the vesting dates are forfeited and cancelled.

The fair value of the option awards were estimated on the date of grant using the Black-Scholes option valuation model to be $565,900, of which $30,822 and $32,329 was recorded as compensation expense in general and administrative expenses during the three months ended March 31, 2011 and 2010, respectively.  The valuation was based on the assumptions noted in the following table.

Expected volatility	83%
Expected dividends	0%
Expected term (in years)	5.25
Risk-free rate	2.59%

On August 27, 2010, options to purchase 84,000 shares were granted to directors of the Company for their services provided for the period from August 1, 2010 through July 31, 2011.  The options vested in four equal amounts on each three-month anniversary of the grant date until all such shares are fully vested. The options have an exercise price of $7.25 and a contract life of 2 years. The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $164,500, of which $36,330 and $nil was recorded as compensation cost in the three months ended March 31, 2011 and 2010, respectively.  The valuation was based on the assumptions noted in the following table.

Expected volatility	54%
Expected dividends	0%
Expected term (in years)	0.81
Risk-free rate	0.22%

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

On October 15, 2008, an option to purchase 80,000 shares was granted to an employee that vested on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and had an exercise price of $12.00 and a contractual life of 4 years. The fair value of the option award were estimated on the date of grant using the Black-Scholes option valuation model to be $562,758, of which $422,069 and $140,689 were recorded as compensation cost in the general and administrative expenses during the years ended December 31, 2009 and 2008. The valuation was based on the assumptions noted in the following table.

Expected volatility	90.7%
Expected dividends	0%
Expected term (in years)	2.5
Risk-free rate	2.7%

A summary of option activity under the 2009 Plan and 2003 Plan as of March 31, 2011 and movement during the three months then ended are as follow:

	Options	Weighted average grant date fair value	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$	US$
Outstanding as of January 1, 2011	856,245	10.45	15.84	71,190	3.97
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	(122,000)	13.19	13.64	-	1.92
Outstanding as of March 31, 2011	734,245	10.00	16.20	114,240	3.79
Exercisable as of March 31, 2011	42,000	1.96	7.25	-	1.40

A summary of the status of the Company’s non-vested options as of March 31, 2011 and movements during the three months then ended are as follow:

	Options	Weighted average grant date fair value
		US$
Non-vested as of January 1, 2011	713,245	10.24
Granted	-	-
Vested	(21,000)	1.96
Forfeited or expired	-	-
Non-vested as of March 31, 2011	692,245	10.49

As of March 31, 2011, there was $3,892,778 of unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan and the 2003 Plan.  The cost is expected to be recognized over various periods ranging from 2 months to 45 months.

Warrants

As of March 31, 2011, the Company had 237,937 warrants outstanding with a weighted average remaining contractual life of 1.5 years and a weighted average exercise price of $14.50. The warrants will expire on October 4, 2012.

During the three months ended March 31, 2011 and 2010, no warrants were exercised.

	Warrants	Average exercise Price
		US$
Outstanding warrants as of January 1, 2011	237,937	14.50
Warrants granted	-	-
Exercised	-	-
Expired	-	-
Outstanding warrants as of March 31, 2011	237,937	14.50

19. COMMITMENTS AND CONTINGENCIES

Capital commitments for purchase of property, plant and equipment and biological assets as of March 31, 2011 were $3,075,026. The Group has certain purchase commitments of $7,096,176 over six years relating to packaging materials in connection with the capital lease obligation disclosed in Note 15.

20. SEGMENTS

The segment information for the operating segments for the three months ended March 31, 2011 was as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	67,678,513	8,770,909	-	76,449,422
Intersegment revenues	5,490	3,945,268	-	3,950,758
Segment income tax	1,337,800	-	3,883	1,341,683
Segment income (loss) before income tax	5,965,709	565,444	(449,927)	6,081,226
Segment assets	507,687,929	175,542,522	192,580,550	875,811,001

The segment information for the operating segments for the three months ended March 31, 2010 was as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	81,435,903	-	-	81,435,903
Intersegment revenues	-	3,814,064	-	3,814,064
Segment income tax	1,555,817	-	30,000	1,585,817
Segment income (loss) before income tax	10,818,558	(1,937,448)	(1,823,390)	7,057,720
Segment assets	502,550,980	154,310,071	191,452,079	848,313,130

A reconciliation of operating segment revenue and assets to the Group’s totals was as follows:

	Three months ended March 31,
	2011	2010
Revenues	US$	US$
Total revenues for operating segments	80,400,180	85,249,967
Elimination of intersegment revenues	(3,950,758)	(3,814,064)
Total consolidated revenues	76,449,422	81,435,903

	March 31, 2011	December 31, 2010
Assets	US$
Total assets for operating segments	875,811,001	874,738,492
Elimination of investment	(120,970,781)	(120,808,394)
Elimination of intercompany receivables	(291,565,195)	(289,620,816)
Total consolidated assets	463,275,025	464,309,282

21. SUBSEQUENT EVENTS

On April 27, 2011, the Company paid $16.1 million, including $15.8 million together with interest accruing thereon at the rate of 1.5% per annum, compounded annually from August 27, 2009 until April 27, 2011, to Sequoia in redemption of 656,250 shares of redeemable common stock pursuant to the Redemption Agreement with Sequoia (see Note 17).

FORWARD-LOOKING STATEMENTS

The statements included in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “may,” “expects,” “anticipates,” “intends,” “plans,” “targets,” “believes,” “seeks,” “estimates,” “could,” “would,” and similar expressions. Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2010, as amended and in other documents we file from time to time with the U.S. Securities and Exchange Commission, or the SEC. All forward-looking statements included in this report are based on information available to us on the date hereof. Our business and the associated risks may have changed since the date this report was originally filed with the SEC. We assume no obligation to update any such forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report.

Overview

We are a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the People’s Republic of China, or the PRC.  Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns.  We have over 200 company-owned milk collection stations, seven production and distribution facilities with an aggregate milk powder production capacity of approximately 1,950 tons per day, and an extensive distribution network that reaches over 80,000 retail outlets throughout China.

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

•
Raw Material Supply and Prices.  The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, in 2008 our raw milk prices increased by approximately 45%, in 2009 decreased by approximately 20% and in 2010 increased by approximately 24%, and we expect they will continue to be affected by factors such as geographic location, rising feed prices, general economic conditions such as inflation and fuel prices, and fluctuations in production, rising production costs and competition, as well as increased competition abroad and currency fluctuations.  Our milk cost associated with fresh milk sourced from our company-owned dairy farms is also impacted by governmental agricultural and environmental policies, subsidies, technical assistance and other agricultural regulations and policies, as well as the productivity of our dairy cows, which can be influenced natural and environmental factors.

•
Expenses Associated with Expansion and Competition.  In implementing our plan to expand our business, we face corresponding increases in expenses, especially for selling and marketing expenses, in order to attract and retain qualified talent, monitor our sales by region and address potential cross-territory selling activities by distributors, implement strategic advertising campaigns, and finance our expansion.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Sales	76,449	81,436
Cost of goods sold	(48,578)	(42,998)
Gross profit	27,871	38,438
Operating expenses:
Sales and marketing expenses	(16,170)	(28,282)
General and administrative expenses	(6,229)	(5,494)
Loss on disposal of biological assets	(1,602)	(2,785)
Other operating income, net	2,094	209

Operating income	5,964	2,086
Other income, net	117	4,972
Income tax expense	(1,342)	(1,586)
Net income attributable to common shareholders of Feihe International, Inc.	4,697	5,534

Comparison of Three Month Periods Ended March 31, 2011 and 2010

Sales

Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, raw milk, soybean powder, rice cereal, and walnut products.  Sales decreased by approximately $5.0 million, or 6.1%, from approximately $81.4 million for the three month period ended March 31, 2010 to approximately $76.4 million for the three month period ended March 31, 2011.  This decrease was primarily attributable to decrease of sales of milk powder of approximately $16.9 million, offset in part by an increase in sales of raw milk powder of approximately $3.7 million and an increase in sales of raw milk of approximately $8.8 million. Our sales in the three month period ended March 31, 2011 increased sequentially from approximately $62.3 million, or 22.6%, in the fourth quarter of 2010, primarily reflecting our efforts to increase sales at existing retail sales points, as well as our continued commitment improving the effectiveness of all functions of our operations. With new competitors entering into our industry and old competitors aggressively attempting to reclaim market share following the melamine crisis, we expect to face increased competition.

The following table sets forth information regarding the sales of our principal products during the three month periods ended March 31, 2011 and 2010:

	Three months ended March 31, 2011			Three months ended March 31, 2010			Three months ended March 31, 2011 over 2010
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales

Milk powder	5,007	47,901	62.7	8,544	64,806	79.6	(3,537)	(16,905)	(26.1)
Raw milk powder	3,968	16,129	21.1	3,525	12,423	15.2	443	3,706	29.8
Raw milk	13,018	8,771	11.5	-	-	-	13,018	8,771	100.0
Soybean powder	1,217	1,940	2.5	1,532	1,927	2.4	(315)	13	0.7
Rice cereal	173	1,152	1.5	257	1,623	2.0	(84)	(471)	(29.0)
Walnut products	50	307	0.4	88	451	0.6	(38)	(144)	(31.9)
Other	70	249	0.3	20	206	0.2	50	43	20.9
Total	23,503	76,449	100	13,966	81,436	100	9,537	(4,987)	(6.1)

In the three month period ended March 31, 2011, we had a decrease in the average sales price per kilogram of our products, as demonstrated in the table below:

	Three Months Ended March 31,
	2011	2010
Sales revenues (in thousands)	$76,449	$81,436
Total sales volume (kilograms in thousands)	23,503	13,966
Average selling prices/kilogram	$3.25	$5.83

The decrease in average sales price per kilogram, as reflected in the table, was primarily attributable to a shift in product mix resulting from a decrease in sales of milk powder, a higher margin product. The following table reflects the average sales price per kilogram by product for the three month periods ended March 31, 2011 and 2010, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Three Months ended March 31,		Percentage
Product name	2011	2010	Change
Milk powder	$9.57	$7.59	26.1
Raw milk powder	4.07	3.52	15.3
Raw milk	0.67	-	100.0
Soybean powder	1.59	1.26	26.7
Rice cereal	6.65	6.32	5.3
Walnut products	6.08	5.13	18.6
Other	3.60	10.30	(65.1)
Average selling price s/kilogram	$3.25	$5.83	(44.2)

The average selling price per kilogram of milk powder increased by 26.1% from $7.59 in the three month period ended March 31, 2010 to $9.57 in the three month period ended March 31, 2011.  This increase was primarily attributable to fewer promotional activities, including a decrease in sales discounts provided to distributors and decreased display fees, which were deducted from gross sales. The average selling price per kilogram for raw milk powder increased by 15.3%, from $3.52 in the three month period ended March 31, 2010 to $4.07 in the three month period ended March 31, 2011.

Cost of Goods Sold

Our cost of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs and shipping and handling costs for the products sold.  Cost of goods sold increased approximately $5.6 million, or 13.0%, from approximately $43.0 million for the three month period ended March 31, 2010 to approximately $48.6 million for the three month period ended March 31, 2011.  This increase was primarily attributable to general increases in raw milk and costs of added nutrients.

Gross Profit Margin

Our gross profit margin decreased from 47.2% for the three month period ended March 31, 2010 to 36.5% for the three month period ended March 31, 2011. This decrease was primarily attributable to a decrease in our sales quantities of milk powder and an increase in sales quantities of raw milk powder, which has a lower gross profit margin than milk powder, as well as increases in the price of raw milk.

Operating Expenses

Our total operating expenses consist primarily of sales and marketing expenses, general and administrative expenses and loss on disposal of biological assets.  Our total operating expenses decreased by approximately $12.6 million, or 34.4%, from approximately $36.6 million for the three month period ended March 31, 2010 to approximately $24.0 million for the three month period ended March 31, 2011. This decrease was primarily attributable to a decrease of approximately $12.1 million, or 42.8%, in sales and marketing expenses from approximately $28.3 million for the three month period ended March 31, 2010 to approximately $16.2 million for the three month period ended March 31, 2011 and a decrease of approximately $1.2 million, or 42.9%, in loss on disposal of biological assets from approximately $2.8 million for the three month period ended March 31, 2010 to approximately $1.6 million for the three month period ended March 31, 2011. The decreased loss on disposal of biological assets reflected a decrease in sales of under-producing cows at our company-owned dairy farms. The decreased sales and marketing expenses primarily related to a decrease in advertising and promotional fees, and also reflected our efforts to improve the effectiveness of our selling expenses for the three month period ended March 31, 2011. This decrease was offset in part by an increase of approximately $0.7 million, or 13.4%, in general and administrative expenses from approximately $5.5 million for the three month period ended March 31, 2010 to approximately $6.2 million for the three month period ended March 31, 2011.

Other operating income, net

Our other operating income, net consists primarily of contractual payments received from our distributors who engaged in cross-territory selling activities prohibited by their contracts with us.  Our other operating income, net increased approximately $1.9 million, or 902%, from approximately $209,000 for the three month period ended March 31, 2010 to approximately $2.1 million for the three month period ended March 31, 2011.

Operating Income

As a result of the foregoing, we had operating income of approximately $6.0 million for the three month period ended March 31, 2011, representing an increase of approximately $3.9 million, or 186.0%, from income of approximately $2.1 million in the three month period ended March 31, 2010.

Other Income (Expenses)

Our other income (expenses) consists primarily of interest income, interest and finance costs and government subsidies.  Other income (expenses) decreased approximately $4.9 million, or 97.6%, from approximately $5.0 million for the three month period ended March 31, 2010 to approximately $0.1 million for the three month period ended March 31, 2011.  The decrease was primarily attributable to a decrease of government subsidy of approximately $4.2 million, or 73.3%, from approximately $5.7 million for the three month period ended March 31, 2010 to approximately $1.5 million for the three month period ended March 31, 2011, and an increase in interest and finance costs of approximately $0.6 million, or 70.3%, from approximately $0.8 million for the three month period ended March 31, 2010 to approximately $1.4 million for the three month period ended March 31, 2011.

Income Tax Expense

We are subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC.  We recorded an income tax expense of approximately $1.3 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease in income tax expense was primarily due to the decrease in profits of Gannan Feihe, which is one of our major operations.

As of March 31, 2011, unrecognized tax benefits were approximately $5.0 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $3.2 million as of March 31, 2011. As of March 31, 2010, unrecognized tax benefits were approximately $5.7 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $3.2 million as of March 31, 2010.

We cumulatively accrued approximately $1.8 million and $1.2 million for estimated interest and penalties related to unrecognized tax benefits as of March 31, 2011 and as of March 31, 2010, respectively.  For the three months ended March 31, 2011 and March 31, 2010, we recorded $155,000 and $152,000 of estimated interest and penalties, respectively.

Liquidity and Capital Resources

In general, our primary uses of cash are providing for working capital purposes, which principally represent the purchase of inventory, servicing debt and financing construction related to our expansion plans. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations, bank loans and borrowings under our line of credit.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a “going concern.” We had a deficiency of net current assets of approximately $115.7 million as of March 31, 2011. We have significant cash commitments in the upcoming year, including maturity of short-term loans of approximately $69.5 million and redemption of redeemable common stock of approximately $63 million plus interest. However, we believe we will be able to refinance much of our short-term bank loans when they become due and that our cash generated from operations, along with existing cash and ability to draw down on unutilized credit lines, will be sufficient to fund our expected cash flow requirements for at least next 12 months, including the cash payment for the redemption of our redeemable common stock and planned capital expenditures. In the first quarter of 2011, we refinanced a short-term bank loan upon its maturity.

Cash Flows

As of March 31, 2011, we had retained earnings of approximately $66.5 million, cash and cash equivalents of approximately $19.1 million, total current assets of approximately $138.1 million and a working capital deficit of approximately $115.7 million.

Our summary cash flow information is as follows:

	Three Months Ended March 31,
Net cash provided by (used in):	2011	2010
	($ in thousands)
Operating activities	3,706	22,940
Investing activities	(2,318)	(18,355)
Financing activities	5	(7,065)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased approximately $19.2 million, from approximately $22.9 million for the three month period ended March 31, 2010 to approximately $3.7 million for the three month period ended March 31, 2011. This decrease was primarily attributable to the following changes in working capital items:

•	decrease in trade receivables of approximately $6.6 million reflecting our strengthening on collection of receivables from the distributors;

•	decrease in inventory of approximately $9.6 million reflecting our efforts to increase sales in raw milk powder and speed up the collection of cash;

•	increase in advances to suppliers of approximately $4.7 million as a result of increased production combined with the rising costs of raw material;

•	increase in other receivable of approximately $5.9 million was primarily due to the increase of the amount we have paid in advance for the purchase of cattle and equipments for another company;

•	decrease in accrued expenses of approximately $11.4 million, as a result of effective control on selling expenses and less expenses were needed to be accrued with reduced expenditures; and

•	increase in advances from customers of approximately $3.9 million for raw milk powder primarily attributable to increased sales of raw milk powder despite an overall decrease in sales.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased approximately $16.1 million, from approximately $18.4 million in the three month period ended March 31, 2010 to approximately $2.3 million for the three month period ended March 31, 2011.  This decrease was primarily attributable to a decrease of approximately $2.5 million in purchase of property, plant and equipment, a decrease of approximately $12.2 million in restricted cash and a decrease of approximately $1.5 million in purchase of short term investment. Net cash used in investing activities primarily relates to our bank loans and expenditures associated with our construction of new facilities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased approximately $7.1 million, from net cash used in financing activities of approximately $7.1 million for the three month period ended March 31, 2010 to net cash provided by financing activities of approximately $5,000 for the three month period ended March 31, 2011.  This increase was primarily attributable to a decrease of approximately $8.3 million in repayment of short term bank loans. This decrease was offset in part by a decrease of approximately $1.0 million in proceeds from short term bank loans.

Outstanding Indebtedness

Redemption Obligation

In August 2009, pursuant to a subscription agreement, we issued 2,100,000 shares of our common stock to Sequoia, for an aggregate purchase price of $63.0 million. Because we did not meet certain earnings per share targets for 2009, we issued 525,000 additional shares to Sequoia pursuant to the subscription agreement. In February 2011, we entered into a redemption agreement with Sequoia to redeem and repurchase 2,625,000 shares issued pursuant to the subscription agreement in four equal installments on or around March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, for an aggregate payment on each such date of $15,750,000, together with interest accruing at the rate of 1.5% per annum, compounded annually from August 27, 2009 until such date.

On April 27, 2011, we paid Sequoia $16.1 million to redeem 656,250 shares of common stock.

Short and Long Term Bank Loans Payable

As of March 31, 2011, we had short term bank loans of approximately $69.5 million and long term bank loans of approximately $38.2 million from PRC banks. Our bank loans do not contain financial covenants. During the three month period ended March 31, 2011, the largest aggregate amount of short term bank loans was approximately $69.5 million. The maturity dates of the short term bank loans outstanding from PRC banks as of March 31, 2011 ranged from July 25, 2011 to January 25, 2012. All short term bank loans that have become due have been repaid. During the three month period ended March 31, 2011, the largest aggregate amount of long term bank loans was approximately $38.2 million. The maturity dates of the long term bank loans outstanding from PRC banks as of March 31, 2011 ranged from September 24, 2014 to December 24, 2015. The weighted average interest rate on short term bank loans and long term bank loans from PRC banks outstanding as of March 31, 2011 was 5.5% and 6.3%, respectively. The loans were secured by pledges of certain property, plant and equipment held by our subsidiaries or by guarantees of certain of our subsidiaries. Our ability to incur additional secured indebtedness depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors.

Line of Credit

We also have a one year, unsecured line of credit with a bank of approximately $103 million (RMB 677 million) scheduled to expire in the last fiscal quarter of 2011. The line of credit entitles us to draw demand loans for general corporate purposes. If we were to draw on the line of credit, interest would be a base rate established by the People’s Bank of China on the unpaid principal amount. As of March 31, 2011, there were borrowings of approximately $31 million under the line of credit. The net availability of the line of credit was approximately $72 million as of March 31, 2011.

Equipment Financing

In November 2009, we entered into a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of approximately $763,600 and a payment of approximately $152,700 on January 30th of each year after successful completion of production quality tests. The equipment has been successfully installed and put into production as of December 31, 2010, and was depreciated over an estimated productive life of 14 years. As of March 31, 2011 and December 31, 2010, we had approximately $1.5 million, respectively, of equipment subject to the capital lease.

Off-Balance Sheet Arrangements

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

Estimates of allowances for bad debts – We periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances. We perform this review quarterly, and in determining the allowances, a number of factors are considered, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry. As a result of this review and collection of older receivables, we have increased our estimated allowance for bad debts by $503,431 for the three months ended March 31, 2011 and reduced it by $261,959 for the three months ended March 31, 2010. Although our write-offs of bad debts have been minimal in recent years and we had no write-offs in the three months ended March 31, 2011, events and circumstances could occur that would require that we increase our allowance in the future.

Estimate of the useful lives of property, plant and equipment and biological assets – We estimate the useful lives and residual values of our property, plant and equipment and biological assets. We also review property, plant and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition. We recognized no impairments in the periods ended March 31, 2011 and 2010. For our cows included in the biological assets, we regularly monitor their production level and intend to dispose of under producing cows. We recognized approximately $1.6 million and $2.8 million of loss on such disposal for the three months ended March 31, 2011 and 2010, respectively.

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

Goodwill – We test goodwill annually for impairment or more frequently if events or changes in circumstances indicate that it might be impaired. We currently have ten reporting units and only one reporting unit carries assigned goodwill: Gannan Feihe. We perform annual impairment test on December 31 on this reporting unit. We recognize a goodwill impairment loss in our statements of operations when the carrying amount of goodwill exceeds its implied fair value based on their undiscounted cash flows. These analyses require management to make assumptions and to apply judgment, including forecasting future sales, expenses, and discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. We perform the impairment test at the end of the fourth quarter each year.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed. Revenue is shown net of sales returns, which amounted to less than 0.8% of total sales for the three months ended March 31, 2011 and 2010, respectively, and net of sales discounts, which is determined based on our distributors’ sales volumes.

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

The fair value of awards is amortized over the requisite service period, except for 2,073,190 options granted in May 2009 that vest upon performance conditions. For such performance based awards, we assess the probability of meeting such conditions in order to determine the compensation cost to be recognized. For three months ended March 31, 2011 and 2010, we determined that it was improbable for the performance targets to be met for the performance awards. Total compensation expense recognized in general and administrative expenses for the three months ended March 31, 2011 and 2010, were approximately $0.4 million and $1.0 million, respectively.

Redeemable common stock – On February 1, 2011, we entered into a redemption agreement committing us to redeem the common stock at a total price of $63 million plus 1.5% annual compounded interest, beginning from August 27, 2009. We agreed to consummate the redemption in four closings from March 31, 2011 through March 31, 2012.  As a result, the redeemable common stock was reclassified into current liabilities with the difference between the carrying value and settlement amount included in retained earnings.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We invest in fixed and variable income investments classified as cash and cash equivalents and short-term investments.  Our cash and cash equivalents are placed primarily in demand deposits, with maturities of three months or less and short-term investments are mutual funds.  Our borrowings bear fixed interest rates.  As of March 31, 2011, we had short term loans of approximately $69.5 million and long term loans of approximately $38.2 million from PRC banks, the weighted average interest rates on our outstanding short term bank loans and long term loans was 5.51% and 6.29%, respectively, and we paid interest expenses of approximately $0.9 million and $0.6 million on our short and long term loans during the three months ended March 31, 2011, respectively. If interest rates on our short and long term loans were to increase by 10% to 6.06% and 6.92%, respectively, our interest expenses would potentially increase by approximately $0.1 million and $60,000, respectively. If interest rates on our short and long term loans were to decrease by 10% to 4.96% and 5.66%, respectively, our interest expenses would potentially decrease by approximately $0.1 million and $60,000, respectively.  In addition, if we were to draw on our line of credit, interest would be a base rate established by the People’s Bank of China on the unpaid principal amount.  We have not used derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

We conduct substantially all of our operations in the PRC, and the Renminbi is the national currency in which our operations are conducted. We have not utilized any derivative financial instruments or any other financial instruments, nor do we utilize any derivative commodity instruments in our operations, nor any similar market sensitive instruments.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rates at March 31, 2011 and December 31, 2010 were approximately 6.55 and 6.61 Renminbi to 1 U.S. dollar, respectively. The exchange rate is currently permitted to float within a very limited range. However, there remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar.  Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.  We recognized a foreign currency translation gain (loss) of approximately $2.3 million and $(34,000) for the three month periods ended March 31, 2011 and 2010.  If the exchange rate were to increase by 10% to US$1.00 = RMB7.2, our foreign currency translation loss would potentially decrease by approximately $22.0 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB5.9, our foreign currency translation gain would potentially increase by approximately $26.4 million.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 5.9%, -0.7% and 4.6% in 2008, 2009 and 2010, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.

Management evaluated the effectiveness of our disclosure controls and procedures for the year ended December 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at December 31, 2010, because we had insufficient accounting personnel with appropriate knowledge of accounting principles generally accepted in the United States, or US GAAP.  We are still in the process of remediating this material weakness, which substantially influenced the conclusion of our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of March 31, 2011.

Remediation Plan

After the identification of the material weakness as of December 31, 2010, we have undertaken or are in the process of undertaking a number of measures to improve our internal controls over financial reporting to address the material weakness.  Management has taken additional steps to ensure the reliability of our financial reporting, including additional internal review, additional Audit Committee review, efforts to remediate historical material weaknesses and significant deficiencies in internal control over financial reporting, and the performance of additional procedures by management with respect to our financial statements.  In addition, we have launched a recruitment program to hire additional qualified accounting personnel. We plan to hire additional qualified accounting personnel, as necessary to fulfill our reporting obligations and to reinforce our internal audit function. We have also implemented regular US GAAP accounting and financial reporting training programs for our existing accounting and reporting personnel, including senior financial officers. The costs for such remediation plan cannot yet be quantified but are not likely to be significant. However, we do not expect that our plan will fully remediate the material weakness identified above until at least June 30, 2011, and it may not ensure the adequacy of our internal controls over our financial reporting and processes in the future. If we experience additional material weaknesses and significant deficiencies in our internal controls over financial reporting in the future, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to further improve our internal control systems and procedures.

Changes in Internal Controls

As discussed above in connection with our remediation plans, we have undertaken or are in the process of undertaking a number of measures to improve our internal controls over financial reporting in order to address the material weakness identified as of December 31, 2010.  Except for such measures, there have not been any changes in our internal control over financial reporting for the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.  Other Information

Appointment of Chief Financial Officer

Effective May 6, 2011, our Board of Directors appointed Mr. Liu Hua, age 38, as our Chief Financial Officer, to serve at the pleasure of our Board of Directors.

Biographical Information of Chief Financial Officer

Certain biographical and related information regarding Liu Hua is as follows:

Liu Hua has served as our Chief Financial Officer since May 2011, as our Vice Chairman since April 2008, and as our Secretary, our Treasurer and a director since May 2003.  From November 2010 until May 2011, Mr. Liu served as our Acting Chief Financial Officer.  From May 2003 to April 2008, Mr. Liu served as our Chief Financial Officer.  From November 2000 to May 2003, Mr. Liu served as the Financial Officer of Feihe Dairy.  From June 1998 to November 2000, Mr. Liu served as the Chief Executive Officer of Shenzhen Cima Limited, a financial consulting company.  From January 1996 to June 1998, Mr. Liu served as Chief Executive Officer of Shenzhen Jiajing Inc., a trading company.  Mr. Liu received a bachelor’s degree in finance and economics from Xi’an Jiaotong University and from Shenzhen University.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1	Redemption Agreement dated February 1, 2011		8-K	10.1	001-32473	2/2/2011
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEIHE INTERNATIONAL, INC.

Date: May 10, 2011	By:	/s/ Leng You-Bin
Leng You-Bin
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Liu Hua
Liu Hua
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1	Redemption Agreement dated February 1, 2011		8-K	10.1	001-32473	2/2/2011
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X