Form 10-Q
period 2011-06-30
Feihe International Inc
filed 2011-08-09
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or
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

The number of shares outstanding of the registrant’s common stock as of August 3, 2011 was 21,680,041.

FOR THE QUARTER ENDED JUNE 30, 2011

 TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II — OTHER INFORMATION

Item 6.	Exhibits	34

SIGNATURES		35

EXHIBIT INDEX

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Feihe International,” and “the Company” refer to Feihe International, Inc., a Utah corporation, and its consolidated subsidiaries.  References to “dollars” and “$” are to United States dollars.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FEIHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2011	2010
	US$	US$
Assets
Current assets:
Cash and cash equivalents	18,746,728	17,529,582
Restricted cash	512,546	3,078,564
Notes and loans receivable, net of allowance for doubtful accounts of $3,350,056 and $3,500,028, as of June 30, 2011 and December 31, 2010, respectively	310,977	136,120
Trade receivables, net of allowance for doubtful accounts of $1,752,547 and $1,084,308, as of June 30, 2011 and December 31, 2010, respectively	18,336,874	15,885,708
Due from related parties	1,844,896	1,806,889
Advances to suppliers	12,732,113	7,520,804
Inventories, net	63,295,800	71,683,471
Prepayments and other current assets	118,390	266,935
Income taxes receivable	3,647,847	4,970,271
Recoverable value-added taxes	2,250,889	6,886,531
Other receivables	19,349,823	7,275,903
Investment in mutual funds – available-for-sale	140,198	139,294
Accrued interest income – current	596,865	-
Assets held for sale	2,317,655	-
Total current assets	144,201,601	137,180,072

Investment:
Investment at cost	278,486	272,239

Property, plant and equipment:
Property, plant and equipment, net	169,291,714	170,354,132
Construction in progress	47,379,785	43,152,905
	216,671,499	213,507,037
Biological assets:
Immature biological assets	19,356,663	26,713,971

Mature biological assets, net	35,014,573	27,683,821
	54,371,236	54,397,792

Other assets:
Advance to suppliers – non-current	19,312,229	22,643,263
Long term deposit	11,554,620	-
Accrued interest income – non-current	442,311	-
Deferred tax assets – non-current	5,522,990	5,522,990
Prepaid leases for land use rights	32,361,676	29,754,376
Other intangible assets, net	500,355	585,671
Goodwill	514,408	445,842
Total assets	485,731,411	464,309,282

Liabilities
Current liabilities:
Notes payable	1,548,697	378,112
Short term bank loans	75,462,211	68,816,359
Accounts payable	47,077,412	43,729,571
Accrued expenses	5,633,299	6,436,898
Income tax payable	2,035,992	1,589,165
Advances from customers	11,347,628	12,183,444
Due to related parties	90,655	79,257
Advances from employees	403,760	456,261
Employee benefits and salary payable	6,914,498	7,018,794
Other payables	45,681,451	45,957,104
Current portion of long term bank loans	11,128,226	9,756,193
Current portion of capital lease obligation	199,978	116,770
Accrued interest expenses – current	404,273	-
Redeemable common stock ($0.001 par value, 1,986,750 shares issued and outstanding as of June 30, 2011)	48,952,255	-
Total current liabilities	256,880,335	196,517,928

Long term bank loans, net of current portion	22,033,026	28,102,786
Capital lease obligation, net of current portion	481,788	532,467
Other long term loan	15,701,533	-
Accrued interest expenses – non-current	294,194	-
Unrecognized tax benefits – non-current	5,048,906	5,062,336

Deferred income	6,366,155	6,241,661
Total liabilities	306,805,937	236,457,178

Commitments and contingencies (see Note 22)

Redeemable common stock ($0.001 par value, 2,625,000 shares issued and outstanding as of December 31, 2010)	-	66,113,715

Equity
Feihe International, Inc. shareholders’ equity:
Common stock ($0.001 par value, 50,000,000 shares authorized; 19,671,291 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively)	19,671	19,671
Additional paid-in capital	57,964,281	57,177,680
Common stock warrants	1,774,151	1,774,151
Statutory reserves	9,132,581	9,132,581
Accumulated other comprehensive income	38,296,746	32,836,344
Retained earnings	71,627,738	60,731,029
Total Feihe International, Inc. shareholders’ equity	178,815,168	161,671,456
Noncontrolling interests	110,306	66,933

Total equity	178,925,474	161,738,389

Total liabilities, redeemable common stock and equity	485,731,411	464,309,282

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	US$	US$	US$	US$

Sales	72,620,639	52,194,506	149,070,061	133,630,409

Cost of goods sold	(41,243,712)	(33,730,167)	(89,821,888)	(76,728,349)

Gross profit	31,376,927	18,464,339	59,248,173	56,902,060

Operating expenses:
Sales and marketing expenses	(20,198,015)	(29,571,923)	(36,368,281)	(57,853,747)
General and administrative expenses	(5,615,549)	(7,080,692)	(11,844,697)	(12,574,515)
Loss on disposal of biological assets	(838,311)	(5,788,171)	(2,439,996)	(8,573,433)
Total operating expenses	(26,651,875)	(42,440,786)	(50,652,974)	(79,001,695)

Other operating income, net	730,449	155,343	2,824,029	364,025
Operating income (loss)	5,455,501	(23,821,104)	11,419,228	(21,735,610)

Other income (expenses):
Interest income	27,974	109,550	50,402	207,186
Interest and finance costs	(1,467,522)	(714,099)	(2,906,602)	(1,558,962)
Amortization of deferred debt issuance cost	-	(356,737)	-	(376,057)
Government subsidy	2,459,982	3,419,709	3,994,133	9,158,482
Income (loss) before income taxes	6,475,935	(21,362,681)	12,557,161	(14,304,961)

Income tax (expenses) benefits	(1,290,696)	642,196	(2,632,379)	(943,621)
Net income (loss)	5,185,239	(20,720,485)	9,924,782	(15,248,582)
Net (loss) income attributable to noncontrolling interests	(18,942)	145,893	(61,809)	207,586
Net income (loss) attributable to common shareholders of Feihe International, Inc.	5,166,297	(20,574,592)	9,862,973	(15,040,996)

Net income (loss) per share of common stock
Basic	0.24	(0.95)	0.50	(0.69)
Diluted	0.24	(0.95)	0.50	(0.69)
Net income (loss) per share of redeemable common stock
Basic	0.24	(0.95)	0.45	(0.69)
Diluted	0.24	(0.95)	0.45	(0.69)
Weighted average shares used in calculating net income (loss) per share of common stock
Basic	19,671,291	19,648,266	19,671,291	19,627,934
Diluted	19,685,851	19,648,266	19,687,893	19,627,934
Weighted average shares used in calculating net income (loss) per share of redeemable common stock
Basic	2,170,673	2,100,000	2,396,581	2,100,000
Diluted	2,170,673	2,100,000	2,396,581	2,100,000

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
(unaudited)

	Feihe International, Inc. Shareholders
	Common Stock
	($0.001 par value)					Accumulated
	Number of Shares	Par Value	Additional Paid-in Capital	Common Stock Warrants	Statutory Reserves	Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total Equity	Total Comprehensive Income (Loss)
		US$	US$	US$	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2011	19,671,291	19,671	57,177,680	1,774,151	9,132,581	32,836,344	60,731,029	66,933	161,738,389
Share-based compensation	-	-	786,601	-	-	-	-	-	786,601		-
Net income	-	-	-	-	-	-	9,862,973	61,809	9,924,782	9,924,782
Currency translation adjustments	-	-	-	-	-	5,459,498	-	(18,436)	5,441,062	5,441,062
Change in fair value of available-for-sale investment, net of tax $226	-	-	-	-	-	904	-	-	904	904
Comprehensive income										15,366,748
Settlement of redeemable common stock	-	-	-	-	-	-	1,033,736	-	1,033,736	-
Balance as of June 30, 2011	19,671,291	19,671	57,964,281	1,774,151	9,132,581	38,296,746	71,627,738	110,306	178,925,474

	Feihe International, Inc. Shareholders
	Common Stock
	(US$0.001 par value)					Accumulated
	Number of Shares	Par Value	Additional Paid-in Capital	Common Stock Warrants	Statutory Reserves	Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total Equity	Total Comprehensive Income (Loss)
		US$	US$	US$	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2010	19,607,376	19,607	54,482,098	1,774,151	6,861,224	25,651,571	73,672,879	345,451	162,806,981
Share-based compensation	-	-	1,912,035	-	-	-	-	-	1,912,035
Option exercise	8,000	8	95,992	-	-	-	-	-	96,000
Net income	-	-	-	-	-	-	(15,040,996)	(207,586)	(15,248,582)	(15,248,582)
Currency translation adjustments	-	-	-	-	-	916,358	-	2,785	919,143	919,143
Change in fair value of available-for-sale investment, net of tax $(8,471)	-	-	-	-	-	(33,885)	-	-	(33,885)	(33,885)
Comprehensive income	-	-	-	-	-	-	-	-	-	(14,363,324)
Investment in a new subsidiary	-	-	-	-	-	-	-	219,372	219,372
Share issued for service	39,000	39	766,701	-	-	-	-	-	766,740
Balance as of June 30, 2010	19,654,376	19,654	57,256,826	1,774,151	6,861,224	26,534,044	58,631,883	360,022	151,437,804
The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Six months ended June 30,
	2011	2010
	US$	US$

Cash flows from operating activities:
Net income (loss)	9,924,782	(15,248,582)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,024,851	4,334,069
Depreciation of biological assets	3,471,383	1,595,621
Amortization of capital lease obligation	17,432	19,523
Loss (gain) on disposal of property, plant and equipment	44,350	(3,632)
Loss on disposal of biological assets	2,439,996	8,573,433
Provision for (reversal of) doubtful accounts	634,832	(199,776)
Compensation expense for option awards	786,601	1,912,035
Compensation expense from shares issued for services	-	766,740
Amortization of deferred charges	-	376,057
Changes in assets and liabilities:
(Increase) decrease in trade receivables, net	(1,935,445)	4,656,768
Increase in due from related parties	(23,837)	(220,786)
Decrease in inventories, net	5,260,495	759,842
Increase in advances to suppliers	(3,268,376)	(2,472,245)
Decrease in prepayments and other assets	93,163	1,533,501
Decrease in income taxes receivable	829,385	76,663
Decrease in input value-added taxes	2,907,335	1,055,948
Increase in prepaid leases for land use rights	(2,419,960)	-
(Increase) decrease in other receivables	(5,773,171)	1,556,902
(Increase) decrease in notes receivable	(109,665)	246,310
Increase (decrease) in notes payable	734,156	(2,005,098)
(Decrease) increase in accrued expenses	(503,993)	2,469,342
Increase in accounts payable	2,965,344	3,429,594
Increase (decrease) in income taxes payable	280,236	(1,872,113)
Decrease in advances from customers	(524,199)	(17,069)
Increase in due to related parties	7,148	947
Decrease in advances from employees	(32,927)	(40,576)
(Decrease) increase in employment benefits and salary payable	(65,411)	576,254
(Decrease) increase in other payable	(1,240,293)	2,280,634
Decrease in deferred income	-	(1,590,848)
(Decrease) increase in unrecognized tax benefit – non-current	(8,423)	310,421
Net cash provided by operating activities	19,515,789	12,859,879

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,226,279)	(12,694,632)
Expenditures on biological assets	(5,882,718)	(7,179,417)
Purchase of short term investment	-	(2,937,461)
Proceeds from disposal of property, plant and equipment	-	32,182
Payment for long term deposit	(12,469,936)	-
Change in restricted cash	2,606,688	(9,607,045)
Proceeds from disposal of biological assets	495,818	1,362,592
Net cash used in investing activities	(18,476,427)	(31,023,781)

Cash flows from financing activities:
Proceeds from short term bank loans	7,182,966	2,754,033
Repayment of short term bank loans	(2,127,230)	(17,796,514)
Proceeds from long term loans	-	3,266,638
Repayment of long term loans	(5,557,060)	(7,404,199)
Redemption of redeemable common stock	(16,127,724)	-
Proceeds from other long term loans	16,400,000	-
Capital injection in a new subsidiary by noncontrolling interests	-	219,372
Proceeds from option exercise	-	96,000
Net cash used in financing activities	(229,048)	(18,864,670)

Effect of exchange rate changes on cash	406,832	774,559

Net increase (decrease) in cash and cash equivalents	1,217,146	(36,254,013)

Cash and cash equivalents, beginning of period	17,529,582	48,949,524
Cash and cash equivalents, end of period	18,746,728	12,695,511

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	(1,151,320)	(1,037,333)
Cash received during the period for tax refund	-	4,713,328
Interest paid during the period	(3,266,761)	(2,394,782)

Supplemental disclosure of non-cash investing and financing activities:
Issuance of performance shares of common stock	-	11,382,000

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION AND NATURE OF OPERATION

The accompanying consolidated financial statements include the financial statements of Feihe International, Inc., formerly known as American Dairy, Inc. (the “Company” or “Feihe International”) and its subsidiaries. The Company and its subsidiaries are collectively referred to as the “Group.” Substantially all of the Group’s operations are conducted in the People’s Republic of China.

The core activities of subsidiaries included in the condensed consolidated financial statements are as follows:

•	American Flying Crane Corporation – Investment holding
•	Langfang Flying Crane Dairy Products Co., Limited (“Langfang Feihe”) – Packaging and distributing dairy products
•	Gannan Flying Crane Dairy Products Co., Limited (“Gannan Feihe”) – Manufacturing dairy products
•	Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”) – Manufacturing and distributing dairy products
•	Baiquan Feihe Dairy Co., Limited – Manufacturing dairy products
•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited – Marketing and distributing dairy products
•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (“Shanxi Feihe”) – Manufacturing and distributing walnut products
•	Heilongjiang Feihe Kedong Feedlots Co., Limited (“Kedong Farm”) – Breeding and rearing of dairy cows, and distributing fresh milk
•	Heilongjiang Feihe Gannan Feedlots Co., Limited (“Gannan Farm”) – Breeding and rearing of dairy cows, and distributing fresh milk
•	Qiqihaer Feihe Soybean Co., Limited (“Feihe Soybean”) – Manufacturing and distributing soybean products
•	Heilongjiang Aiyingquan International Trading Co., Limited – Marketing and distributing water and cheese, specifically marketed for consumption by children
•
Heilongjiang Flying Crane Trading Co., Limited (“Feihe Trading”) – Distributing of milk and soybean related products. The subsidiary was registered in Heilongjiang province, China on January 22, 2010. The Group holds an 85% equity interest of the total paid-in capital of RMB10,000,000 (or approximately $1.5 million) of Heilongjiang Flying Crane Trading Co., Limited

2.	BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements of the Group have been prepared by the Group in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting. In the opinion of the Group’s management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring adjustments) necessary to present fairly its financial position and the results of its operations and cash flows.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with the SEC on Form 10-K, as amended, for the year ended December 31, 2010.  The interim operating results are not necessarily indicative of the results to be expected for an entire year.

As of June 30, 2011, the Group had a working capital deficit of $112.7 million. The Group has significant cash commitments in the next 12 months, including maturity of short term bank loans of $75.5 million, current portion of long-term bank loans of $11.1 million and redemption of redeemable common stock of $49.0 million. However, the Group believes it will be able to refinance much of its short term bank loans when they become due and intends to do so. In the first quarter of 2011, the Group refinanced a short term bank loan with its respective bank upon the maturity of that bank loan. In the second quarter of 2011, the Company repaid $6.3 million short term and long term bank loans, and borrowed $5.8 million under a new short term bank loan. If the Group is able to continue refinancing short-term bank loans, it believes that its cash generated from operations, existing cash, ability to draw down on unutilized credit lines, and proceeds from the planned sales of its farms will be sufficient to fund its expected cash flow requirements, including the cash payments for the redemption of its redeemable common stock and planned capital expenditures, for at least the next 12 months. The Group expects to realize its assets and satisfy its liabilities in the normal course of business. As a result, the accompanying condensed consolidated financial statements have been prepared assuming the Group will continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities as that might be necessary if the Group is unable to continue as a going concern.

For the period ended June 30, 2011, the Group has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, except for the following recently adopted accounting pronouncements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this guidance did not have a significant impact on the Group’s financial statements.

In July 2010, the FASB issued authoritative guidance on disclosure about the credit quality of financing receivables and the allowance for credit losses. The objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This guidance requires an entity to provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. This guidance includes additional disclosure requirements about financing receivables, including: (1) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; and (3) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB issued another authoritative pronouncement that temporarily defers the effective date for disclosures about troubled debt restructurings (each, a “TDR”) by creditors until it finalizes its project on determining what constitutes a TDR for a creditor. The deferral in this amendment is effective upon issuance. The deferred TDR disclosures were slated to be effective in the first quarter of 2011 for public companies with calendar year-ends. The adoption of this guidance is not expected to have a significant impact on the Group’s financial statements.

In December 2010, the FASB issued authoritative guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Group’s financial statements.

In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The objective of this guidance is to address diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance will be effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The adoption of this guidance did not have a significant impact on the Group’s financial statements.

In June 2011, the FASB issued authoritative guidance that provides an entity the option of presenting total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in shareholders’ equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance should be applied retrospectively. For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Group has not yet adopted this guidance and does not expect that its adoption will have a significant impact on the Group’s financial statements.

3.	TAXATION

The Company and American Flying Crane Corporation are subject to U.S. federal and state income taxes, and the Company's subsidiaries incorporated in the People’s Republic of China (the “PRC”) are subject to enterprise income taxes in the PRC.

During the three months ended June 30, 2011, the Company recorded an income tax expense of approximately $1.3 million, which was primarily due to the increase in profits of Heilongjiang Feihe when compared to the three months ended June 30, 2010. During the six months ended June 30, 2011, the Company recorded an income tax expense of approximately $2.6 million, which was primarily due to the increase in profits of Heilongjiang Feihe and Gannan Feihe when compared to the six months ended June 30, 2010.

The Company had cumulatively accrued approximately $1.6 million and $1.4 million for estimated interest and penalties related to uncertain tax positions as of June 30, 2011 and 2010, respectively.  For the three months ended June 30, 2011 and June 30, 2010, the Company recorded a benefit of $0.21 million and an expense of $0.15 million for estimated interest and penalties, respectively.

Aggregate undistributed earnings of approximately $137.2 million as of June 30, 2011 of the Group’s PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividends withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

The Company’s tax years from 2006 to 2010 remain open in various jurisdictions.

4.	EARNINGS PER SHARE OF COMMON STOCK

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss) attributable to Feihe International, Inc.	5,166,297	(20,574,592)	9,862,973	(15,040,996)
Net income (loss) attributable to Feihe International, Inc. allocated for computing net income per common stock - basic	4,652,866	(18,587,921)	8,791,849	(13,587,287)
Settlement of redeemable common stock	-	-	1,033,736	-
Net income (loss) attributable to Feihe International, Inc. for computing net income per common stock - basic	4,652,866	(18,587,921)	9,825,585	(13,587,287)
Net income (loss) attributable to Feihe International, Inc. for computing net income per redeemable common stock - basic	513,431	(1,986,671)	1,071,124	(1,453,709)

Net income (loss) attributable to Feihe International, Inc. allocated for computing net income per common stock - diluted	4,653,208	(18,587,921)	8,792,655	(13,587,287)
Settlement of redeemable common stock	-	-	1,033,736	-
Net income (loss) attributable to Feihe International, Inc. for computing net income per common stock - diluted	4,653,208	(18,587,921)	9,826,391	(13,587,287)
Net income (loss) attributable to Feihe International, Inc. for computing net income per redeemable common stock - diluted	513,089	1,986,671	1,070,318	(1,453,709)

Weighted-average common stock outstanding used in computing net income (loss) per share of common stock - basic	19,671,291	19,648,266	19,671,291	19,627,934
Weighted-average common stock outstanding used in computing net income (loss) per share of common stock – diluted(i)	19,685,851	19,648,266	19,687,893	19,627,934
Weighted-average shares of redeemable common stock outstanding used in computing net income (loss) per share of redeemable common stock – basic	2,170,673	2,100,000	2,396,581	2,100,000
Weighted-average shares of redeemable common stock outstanding used in computing net income (loss) per share of redeemable common stock – diluted	2,170,673	2,100,000	2,396,581	2,100,000

Net income (loss) per share of common stock –
Basic	0.24	(0.95)	0.50	(0.69)
Diluted	0.24	(0.95)	0.50	(0.69)

Net income (loss) per share of redeemable common stock –
Basic	0.24	(0.95)	0.45	(0.69)
Diluted	0.24	(0.95)	0.45	(0.69)

(i)
The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the three months and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted-average shares – Basic	19,671,291	19,648,266	19,671,291	19,627,934
Effect of dilutive securities
Stock option	14,560	-	16,602	-
Warrants	-	-	-	-
Weighted-average shares – Diluted	19,685,851	19,648,266	19,687,893	19,627,934

For the three months and six months ended June 30, 2011, 650,245 shares of the Company’s common stock issuable upon exercise of options and 237,937 shares of the Company’s common stock issuable upon exercise of warrants were excluded from the calculation of diluted income per share because their anti-dilutive effects.

5.	RESTRICTED CASH

Restricted cash consists of bank demand deposits for letters of credit. These instruments are mainly used by the Group for the purchase of imported dairy cows and whey powder.

6.	ADVANCES TO SUPPLIERS

Advances to suppliers consist primarily of advance for purchase of dairy cows, as well as advances for inventories and equipment, not delivered at the balance sheets date.  The Group utilizes advances to suppliers in an effort to keep future purchasing prices stable and consistent.

Advanced amounts are refundable if the transaction is not completed by the other party in accordance with the terms of the contract or agreement.  During the three month and six month periods ended June 30, 2011 and June 30, 2010, no advances to suppliers were refunded in cash, and the Group has a minimal refund history.

7.	INVENTORIES, NET

The inventory amounts included in the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	US$	US$

Raw materials	18,008,261	27,983,563
Work-in-progress	38,043,017	37,400,104
Finished goods	7,244,522	6,299,804
Total inventories, net	63,295,800	71,683,471

8.	OTHER RECEIVABLES

Other receivables as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	US$	US$

Advances to employees	921,395	405,941
Deposits with third parties	1,040,826	658,191
Loans to third parties (i)	1,913,856	199,674
Due from Heilongjiang Feihe Yuanshengtai Co., Ltd. (ii)	13,557,533	4,945,177
Others	1,916,213	1,066,920
Total	19,349,823	7,275,903

(i)	These are funds lent to third parties, which are unsecured, non-interest bearing, and repayable within one year.

(ii)
Heilongjiang Feihe Yuanshengtai Co., Ltd. (“Yuanshengtai”) was partially owned by two officers and directors of the Company, Mr. Leng You-Bin and Mr. Liu Sheng-Hui, before January 2010. Those shares held by Mr. Leng You-Bin and Mr. Liu Sheng-Hui have been transferred to unrelated third parties who held no ownership interests in Yuanshengtai in January 2010. The balances are payments made by the Group on behalf of Yuanshengtai to purchase biological assets and property, plant and equipment. The balances are unsecured, non-interest bearing and repayable on demand.

9.	ASSETS HELD FOR SALE

On April 12, 2011, the Company entered a letter of intent with a PRC company to sell the property, plant and equipment and the land use right at Baiquan Feihe Dairy Co., Limited. Accordingly, the assets have been recognized as assets held for sale as of June 30, 2011. As of June 30, 2011, the Company has not entered into any definitive agreement on sales of the stated assets.

10.	INVESTMENT IN MUTUAL FUNDS – AVAILABLE-FOR-SALE

The Group had the following investment measured at fair value as of the dates indicated:

US$

Balance as of December 31, 2010	139,294
Change in fair value	904
Balance as of June 30, 2011	140,198

The cost of the investment is $193,394, with fair value measured according to quoted prices in active markets of identical assets (Level 1, which is based upon quoted prices in active markets for identical assets and liabilities).

11.	CONSTRUCTION IN PROGRESS

Construction in progress included in the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 comprised the following:

	June 30, 2011	December 31, 2010
	US$	US$

Gannan Feihe production factory facilities	42,403,960	39,208,398
Gannan Farm facilities	2,261,174	1,326,026
Kedong Farm facilities	2,205,325	1,260,399
Feihe Soybean processing facilities	482,944	1,333,098
Others	26,382	24,984
Total	47,379,785	43,152,905

$322,598 and $386,610 of interest expenses were capitalized in construction in progress for the three months ended June 30, 2011 and 2010, respectively. $589,294 and $636,949 of interest expenses were capitalized in construction in progress for the six months ended June 30, 2011 and 2010, respectively.

12.	OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net as of June 30, 2011 and December 31, 2010 represent the Group’s exclusive right of milk supply.

	June 30, 2011	December 31, 2010
	US$	US$
Exclusive right of milk supply	500,355	585,671

Amortization expense for the three months ended June 30, 2011 and 2010 was $50,080 and $63,783, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was $98,754 and $161,669, respectively.

Exclusive rights of milk supply, which the Group acquired in 2009, are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the expected useful lives of 4.7 years.  Amortization expense of intangible assets is estimated to be approximately $98,754, $197,508, $197,508, and $6,585 for the second half of 2011, 2012, 2013, and 2014, respectively.

13.	SHORT TERM BANK LOANS

Short term bank loans included in the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
	US$	US$

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 17, 2011	-	1,361,203

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on July 25, 2011 (i)	7,735,747	7,562,237

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on August 30, 2011 (iv)	3,094,299	3,024,895

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on September 7, 2011 (iii)	7,735,747	7,562,237

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on September 14, 2011 (ii)	4,641,447	5,293,566

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on September 27, 2011 (iv)	1,547,149	1,512,447

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, payable with interest on maturity, due on October 26, 2011(iv)	3,094,299	3,024,895

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, payable with interest on maturity, due on November 7, 2011	24,290,244	23,745,426

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, secured by plant and land use right, payable with interest on maturity, due on November 7, 2011	6,652,742	6,503,524

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, secured by machinery, payable with interest on maturity, due on November 17, 2011	1,392,433	1,361,203

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, secured by machinery, payable with interest on maturity, due on December 23, 2011	4,022,588	3,932,363

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, payable with interest on maturity, due on December 23, 2011	4,022,588	3,932,363

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, secured by machinery, payable with interest on maturity, due on January 25, 2012	1,392,439	-

Loan payable to a bank in the PRC, bearing interest at 6.31% per annum, secured by machinery, payable with interest on maturity, due on April 6, 2012	5,840,489	-

Total	75,462,211	68,816,359

(i)
Gannan Feihe guaranteed the loans payable to a bank in the PRC for a period, beginning on July 26, 2010 and ending on the date which is two years after the maturity date or the date of repayment if earlier.

(ii)
Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on September 15, 2010 and ending on September 14, 2011. The maximum potential future payment amount under the terms of the guarantee is RMB30,000,000 (approximately $4,641,000) as of June 30, 2011.

(iii)
Gannan Feihe guaranteed the loans payable to a bank in the PRC for a period, beginning on September 7, 2010 and ending on the date which is two years after the maturity date or the date of repayment if earlier.

(iv)
Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of two years, beginning on August 30, 2010 and ending on August 30, 2012. The maximum potential future payment amount under the terms of the guarantee is RMB50,000,000 (approximately $7,736,000) as of June 30, 2011.

All of the short term bank loans are denominated in RMB and therefore subject to exchange rate fluctuations and none of them have restrictions or covenants attached.

14.	ACCRUED EXPENSES

Accrued expenses as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	US$	US$

Accrued selling expenses	4,828,175	5,885,595
Other accrued expenses	805,124	551,303
	5,633,299	6,436,898

15.	OTHER PAYABLES

Other payables as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	US$	US$

Payable for property, plant and equipment	25,613,987	23,473,721
Payable for purchase of biological assets	6,896,906	6,742,211
Payable for land use rights	971,793	1,001,325
Other tax payable	2,748,757	385,050
Deposits from distributors	2,234,703	2,057,685
Payable to local County Finance Bureau (i)	309,430	2,144,650
Advance received from Yuanshengtai for purchase of biological assets	-	891,436
Dividend payable to noncontrolling interests	-	208,226
Payable to an unrelated party, due on demand	442,600	442,600
Others (ii)	6,463,275	8,610,200
Total	45,681,451	45,957,104

(i)
The Group received funding from the local County Finance Department for construction of the production facilities in the region and working capital usage.  Although, no repayment terms were attached with the funds, the Group considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

(ii)	Others mainly include deposits received from logistics companies and milk collection stations, prepayment made by employees on behalf of the Group, advertising cost and other miscellaneous payables.

16.	LONG TERM BANK LOANS

Long term bank loans consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	US$	US$

Loan payable to a bank in the PRC, bearing interest at 7.47%, unsecured, guaranteed by Feihe Dairy (i), and payable on maturity. The loan commenced in October 29, 2008 and matures on October 28, 2014	1,389,765	1,552,679

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable on maturity. The loan commenced on October 29, 2008 and matures on October 28, 2014	3,636,188	4,062,434

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable on maturity. The loan commenced on October 29, 2008 and matures on October 28, 2014	3,706,582	4,141,081

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, guaranteed by Feihe Dairy (i) and payable on maturity. The loan commenced on June 29, 2009 and matures on October 28, 2014	6,393,786	7,143,289

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, guaranteed by Feihe Dairy (i) and payable on maturity. The loan commenced on March 27, 2009 and matures on October 28, 2014	3,564,438	3,982,274

Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by land use rights, plant and machinery. The loan commenced on December 24, 2009 and matures on December 23, 2011	2,574,577	5,036,569

Loan payable to a bank in the PRC, bearing interest at 5.76%, guaranteed by Langfang Feihe and payable on maturity. The loan commenced on December 24, 2009 and matures on December 23, 2013	8,453,509	8,575,458

Loan payable to a bank in the PRC, bearing interest at 5.96%, secured by land use right of Gannan Feihe. The loan commenced on December 24, 2010 and matures on December 23, 2013	3,442,407	3,365,195
	33,161,252	37,858,979
Less: current portion of long term bank loans	(11,128,226)	(9,756,193)
	22,033,026	28,102,786

(i)
In connection with the purchase of property, plant and equipment of Kedong Farm, Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on October 29, 2008 and ending on October 28, 2009. The maximum potential amount under the terms of the guarantee was RMB 251,510,000 (approximately $38,913,000).

17.	CAPITAL LEASE OBLIGATION

In November 2009, the Group entered a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of RMB 5 million (or approximately $774,000) and require a RMB 1 million (or approximately $155,000) payment on January 30th of each year after successful completion of production quality tests. The installment and trial run of the equipment had been completed by December 31, 2010, and the equipment under the capital lease is depreciated over an estimated productive life of 14 years when placed into service after passing production quality tests.  As of June 30, 2011 and December 31, 2010, the Group had $1,495,737 and $1,516,343, respectively, of equipment subject to the capital lease obligation.

Minimum future lease payments under capital leases as of June 30, 2011 were as follows:

Future payments
US$

2011	154,715
2012	154,715
2013	154,715
2014	154,715
2015	154,715
Total minimum lease payments at June 30, 2011	773,575
Less amount representing interest	(91,809)
Net present value of minimum lease payments	681,766
Current portion of capital lease obligation	(199,978)
Non-current portion of capital lease obligation	481,788

The interest rate on the capital lease is 5.31%. There was $8,730 and $9,763 amortization of interest recorded for the three months ended June 30, 2011 and 2010, respectively. There was $17,432 and $19,523 amortization of interest recorded for the six months ended June 30, 2011 and 2010, respectively. Accumulated amortization was $56,800 and $39,368 as of June 30, 2011 and December 31, 2010, respectively.

18.	LONG TERM DEPOSIT AND OTHER LONG TERM LOAN

Other long term loan reflects a loan the Company obtained to make the payment of the first installment of redeemable common stock to Sequoia (Note 20) on April 27, 2011. As the Company did not have enough US dollars to redeem the redeemable common stock, the Company entered into an agreement with a group of overseas third party companies to borrow a total amount of $16.4 million. The loan is interest free with a period of two years starting from the day when the Company received the loan.

As a security for the loan, the Company deposited a total amount of RMB 81.4 million (equivalent to $12.6 million) with two domestic companies designated by the oversea third party companies. The deposit will not be returned to the Company until the Company pays the loan of $16.4 million in full.

19.	RELATED PARTY TRANSACTIONS

Due from/to related parties included in the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 comprised the following:

	June 30, 2011	December 31, 2010
	US$	US$
Due from related parties:
Due from directors of the Group	43,254	52,735
Due from related companies	1,801,642	1,754,154
Total	1,844,896	1,806,889

	June 30, 2011	December 31, 2010
	US$	US$
Due to related parties:
Due to directors of the Group	41,146	30,249
Due to related companies	-	610
Loan payable to a related party	49,509	48,398
Total	90,655	79,257

Due from/to Directors of the Group

As part of normal business operations, directors of the Group will from time to time incur routine expenses on behalf of the Group, or receive general advances from the Group for settlement of Group expenses, such as travel, meals and other business expenses.  The amounts advanced are settled periodically throughout the period and amounts outstanding at period end are short term in nature and due on demand.  During the three month period ended June 30, 2011, advances to directors aggregated to $70,694 and repayments from directors aggregated to $45,887. During the three month period ended June 30, 2010, advances to directors aggregated to $10,980 and repayments from directors aggregated to $26,062. During the six month period ended June 30, 2011, advances to directors aggregated to $71,944 and repayments from directors aggregated to $81,426. During the six month period ended June 30, 2010, advances to directors aggregated to $16,781 and repayments from directors aggregated to $26,548.

As of June 30, 2011 and December 31, 2010, the Group had the following balances due from its directors:

	June 30, 2011	December 31, 2010
	US$	US$

Leng You-Bin	23,207	34,466
Liu Hua	20,047	18,269
Total	43,254	52,735

As of June 30, 2011 and December 31, 2010, the Group had the following balances due to its directors:

	June 30, 2011	December 31, 2010
	US$	US$

Leng You-Bin	30,943	30,249
Liu Sheng-Hui	10,203	-
Total	41,146	30,249

Due from/to related companies

For the three and six months ended June 30, 2011 and 2010, the Group made sales of goods to the following related companies:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	US$	US$	US$	US$

Tangshan Feihe Trading Company	-	142,704	-	1,549,572
Dalian Hewang Trading Company	41,660	348	97,933	96,744
Total	41,660	143,052	97,933	1,646,316

As of June 30, 2011 and December 31, 2010, the Group had the following balances due from its related companies:

	June 30, 2011	December 31, 2010
	US$	US$

Tangshan Feihe Trading Company	1,767,360	1,727,719
Qinhuangdao Feihe Trading Company	27,041	26,435
Dalian Hewang Trading Company	7,241	-
Total	1,801,642	1,754,154

The above related companies are owned by relatives of Leng You-Bin, the Chairman, chief executive officer, president and general manager of the Company.

Loan payable to related parties

The Group has an outstanding loan payable to a charitable organization established by Leng You-Bin for underprivileged children in the Heilongjiang province of the PRC of $49,509 and $48,398 as of June 30, 2011 and December 31, 2010, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

See Note 20 regarding the issuance of shares to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees.

20.	REDEEMABLE COMMON STOCK

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

On February 1, 2011, the Company entered into a redemption agreement (the “Redemption Agreement”) with Sequoia, pursuant to which the Company agreed to redeem and purchase from Sequoia an aggregate of 2,625,000 shares (the “Shares”) of the Company’s common stock. Pursuant to the Redemption Agreement, the Company agreed to redeem the Shares in four equal installments on or around March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012 (each, a “Closing Date”), for an aggregate payment of $65,079,979. On April 27, 2011, the Company paid $16.1 million to Sequoia as the first installment payment to redeem 656,250 shares of common stock. The outstanding liability of redeemable common stock was $48,952,255 as of June 30, 2011.

21.	SHARE-BASED COMPENSATION

Stock Options

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

The fair value of the option awards were estimated on the date of grant using the Black-Scholes option valuation model to be $22,106,218, of which $335,002 and $647,839 was recorded as compensation expense in general and administrative expenses in the three months ended June 30, 2011 and 2010, respectively, and of which $670,004 and $1,295,678 was recorded as compensation expense in general and administrative expenses in the six months ended June 30, 2011 and 2010, respectively. The valuation was based on the assumptions noted in the following table.

Expected volatility	74.94%
Expected dividends	0%
Expected term (in years)	5.25
Risk-free rate	2.27%

On October 15, 2009, an option to purchase 50,000 shares was granted to an employee that vested on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and had an exercise price of $16 and a contractual life of 4 years.  The fair value of the option award was estimated on the date of grant using the Black-Scholes option valuation model to be $1,103,400, of which $nil and $278,913 was recorded as compensation cost in the three months ended June 30, 2011 and 2010, respectively, and of which $nil and $551,699 was recorded as compensation expense in general and administrative expenses in the six months ended June 30, 2011 and 2010, respectively. The valuation was based on the assumptions noted in the following table.

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

The fair value of the option awards were estimated on the date of grant using the Black-Scholes option valuation model to be $565,900, of which $30,822 and $32,329 was recorded as compensation expense in general and administrative expenses during the three months ended June 30, 2011 and 2010, respectively, and of which $61,644 and $64,658 was recorded as compensation expense in general and administrative expenses in the six months ended June 30, 2011 and 2010, respectively.  The valuation was based on the assumptions noted in the following table.

Expected volatility	83%
Expected dividends	0%
Expected term (in years)	5.25
Risk-free rate	2.59%

On August 27, 2010, options to purchase 84,000 shares were granted to directors of the Company for their services provided for the period from August 1, 2010 through July 31, 2011.  The options vested in four equal amounts on each three-month anniversary of the grant date until all such shares are fully vested. The options have an exercise price of $7.25 and a contract life of 2 years. The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $164,500, of which $18,623 and $nil was recorded as compensation cost in the three months ended June 30, 2011 and 2010, respectively, and of which $54,953 and $nil was recorded as compensation expense in general and administrative expenses in the six months ended June 30, 2011 and 2010, respectively.  The valuation was based on the assumptions noted in the following table.

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

Expected volatility	90.7%
Expected dividends	0%
Expected term (in years)	2.	5
Risk-free rate	2.7%

A summary of option activity under the 2009 Plan and 2003 Plan as of June 30, 2011 and movement during the six months then ended are as follow:

	Options	Weighted average grant date fair value	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$	US$
Outstanding as of January 1, 2011	856,245	10.45	15.84	71,190	3.97
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	(122,000)	13.19	13.64	-	1.67
Outstanding as of June 30, 2011	734,245	10	16.2	-	3.54
Exercisable as of June 30, 2011	63,000	1.96	7.25	-	1.15

A summary of the status of the Company’s non-vested options as of June 30, 2011 and movements during the six months then ended are as follow:

	Options	Weighted average grant date fair value
		US$
Non-vested as of January 1, 2011	713,245	10.24
Granted	-	-
Vested	(42,000)	1.96
Forfeited or expired	-	-
Non-vested as of June 30, 2011	671,245	10.75

As of June 30, 2011, there was $3,508,333 of unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan and the 2003 Plan.  The cost is expected to be recognized over various periods ranging from 2 months to 43 months.

Warrants

As of June 30, 2011, the Company had 237,937 warrants outstanding with a weighted average remaining contractual life of 1.25 years and a weighted average exercise price of $14.50. The warrants will expire on October 4, 2012.

During the three and six months ended June 30, 2011 and 2010, no warrants were exercised.

	Warrants	Average exercise price
		US$
Outstanding warrants as of January 1, 2011	237,937	14.50
Warrants granted	-	-
Exercised	-	-
Expired	-	-
Outstanding warrants as of June 30, 2011	237,937	14.50

22.	COMMITMENTS AND CONTINGENCIES

Capital commitments for purchase of property, plant and equipment as of June 30, 2011 were $2,860,825. The Group has certain purchase commitments of $7,189,277 over six years relating to packaging materials in connection with the capital lease obligation disclosed in Note 17.

23.	SEGMENTS

The segment information for the operating segments for the three months ended June 30, 2011 was as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	62,863,489	9,757,150	-	72,620,639
Intersegment revenues	981	1,880,691	-	1,881,672
Segment income tax expenses (benefits)	1,294,345	-	(3,649)	1,290,696
Segment income (loss) before income tax	7,380,147	(196,363)	(707,849)	6,475,935
Segment assets	602,957,492	174,187,248	200,726,966	977,871,706

The segment information for the operating segments for the three months ended June 30, 2010 was as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	52,194,506	-	-	52,194,506
Intersegment revenues	198,263	6,271,224	-	6,469,487
Segment income tax expenses (benefits)	642,496	-	(300)	642,196
Segment loss before income tax	(13,425,059)	(5,525,243)	(2,412,379)	(21,362,681)
Segment assets	473,527,865	156,097,318	191,499,857	821,125,040

The segment information for the operating segments for the six months ended June 30, 2011 was as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	130,542,002	18,528,059	-	149,070,061
Intersegment revenues	6,471	5,825,959	-	5,832,430
Segment income tax expenses	2,632,145	-	234	2,632,379
Segment income (loss) before income tax	13,345,856	369,081	(1,157,776)	12,557,161
Segment assets	602,957,492	174,187,248	200,726,966	977,871,706

The segment information for the operating segments for the six months ended June 30, 2010 was as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	133,630,409	-	-	133,630,409
Intersegment revenues	275,106	10,087,994	-	10,363,100
Segment income tax expenses	913,321	-	30,300	943,621
Segment loss before income tax	(2,606,501)	(7,462,691)	(4,235,769)	(14,304,961)
Segment assets	473,527,865	156,097,318	191,499,857	821,125,040

A reconciliation of operating segment revenue, profit (loss) and assets to the Group’s totals was as follows:

	Three months ended June 30,
	2011	2010
Revenues	US$	US$
Total revenues for operating segments	74,502,311	58,663,993
Elimination of intersegment revenues	(1,881,672)	(6,469,487)
Total consolidated revenues	72,620,639	52,194,506

	Six months ended June 30,
	2011	2010
Revenues	US$	US$
Total revenues for operating segments	154,902,491	143,993,509
Elimination of intersegment revenues	(5,832,430)	(10,363,100)
Total consolidated revenues	149,070,061	133,630,409

	June 30, 2011	December 31, 2010
Assets	US$
Total assets for operating segments	977,871,706	874,738,492
Elimination of investment	(132,997,363)	(120,808,394)
Elimination of intercompany receivables	(359,142,932)	(289,620,816)
Total consolidated assets	485,731,411	464,309,282

24.	SUBSEQUENT EVENTS

The Company evaluated all events subsequent to the balance sheet date (June 30, 2011) until the date these consolidated financial statements were issued.

On August 1, 2011, the Company entered into an Equity Purchase Agreement (the “Agreement”) with Haerbin City Ruixinda Investment Company Ltd. (the “Purchaser”). Pursuant to the Agreement, the Company agreed to sell to the Purchaser all of its equity interests of its consolidated subsidiaries, Kedong Farm and Gannan Farm for an aggregate purchase price of RMB849 million (approximately $131.4 million), comprised of RMB114.5 million (approximately $17.7 million) in cash and six equal quarterly deliveries of raw milk in an aggregate value of RMB734.5 million (approximately $113.7 million).  As the equity interests of Kedong Farm and Gannan Farm were not available for immediate sale in its present condition as of June 30, 2011, they were not accounted for as assets held for sale as of June 30, 2011.

On July 29, 2011, the Compensation Committee (the “Committee”) of the Board of Directors granted performance options to acquire up to an aggregate of 1,332,000 shares of the Company’s common stock to certain officers and employees of the Company pursuant to the 2009 Plan. The performance stock options each have an exercise price of $8.32 per share, a contractual life of 6 years, and vest in three tranches of 25%, 35% and 40% on each of the three years ended December 31, 2012, 2013 and 2014, provided that the recipient has met the certain performance criteria, and the recipient continues to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates. If the performance criteria are not met, the options that would otherwise vest on the vesting dates are forfeited and cancelled. The Committee also awarded an aggregate of 33,000 shares of restricted stock of the Company to directors of the Company for services rendered from August 1, 2010 through July 31, 2011, pursuant to the 2009 Plan.

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

•
Production Capacity. We believe much of the dairy market in China is still underserved, particularly with respect to infant formula.  In addition, since the melamine crisis in 2008, we have expanded the production capabilities at our Gannan facility and added the production facility in Longjiang to our current production capabilities which is currently under expansion that we expected to be complete before the end of 2011. Accordingly, we believe that the ability to increase production of high quality dairy products will allow well-positioned companies to significantly increase revenues and market share.

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

•
Raw Material Supply and Prices.  The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, in 2008 our raw milk prices increased by approximately 45%, in 2009 decreased by approximately 20% and in 2010 increased by approximately 24%, and we expect they will continue to be affected by factors such as geographic location, rising feed prices, general economic conditions such as inflation and fuel prices, and fluctuations in production, rising production costs and competition, as well as increased competition abroad and currency fluctuations.  Our milk cost is also impacted by governmental agricultural and environmental policies, subsidies, technical assistance and other agricultural regulations and policies, as well as the productivity of the dairy cows, which can be influenced natural and environmental factors.

On August 1, 2011, we entered into an equity purchase agreement with Haerbin City Ruixinda Investment Company Ltd., or the Purchaser.  Pursuant to the agreement, we agreed to sell to the Purchaser all of our equity interests in our two dairy farms for an aggregate purchase price of approximately $131.4 million, comprised of approximately $17.7 million in cash and six equal quarterly deliveries of raw milk in an aggregate value of approximately $113.7 million. In addition to these deliveries, we would have exclusive rights to purchase raw milk from these two farms at prevailing market prices for an unlimited time period.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Sales	72,621	52,194	149,070	133,630
Cost of goods sold	(41,244)	(33,730)	(89,822)	(76,728)
Gross profit	31,377	18,464	59,248	56,902
Operating expenses:
Sales and marketing expenses	(20,198)	(29,572)	(36,368)	(57,854)
General and administrative expenses	(5,615)	(7,080)	(11,845)	(12,575)
Loss on disposal of biological assets	(838)	(5,788)	(2,440)	(8,573)
Other operating income, net	730	155	2,824	364
Operating income (loss)	5,456	(23,821)	11,419	(21,736)
Other income (expenses)	1,020	2,459	1,138	7,431
Income tax (expenses) benefits	(1,291)	642	(2,632)	(944)
Net income (loss) attributable to common shareholders of Feihe International, Inc.	5,166	(20,575)	9,863	(15,041)

Comparison of Three Month Periods Ended June 30, 2011 and 2010

Sales

Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products.  Sales increased by approximately $20.4 million, or 39.1%, from approximately $52.2 million for the three month period ended June 30, 2010 to approximately $72.6 million for the three month period ended June 30, 2011.  This increase was primarily attributable to an increase in sales of milk powder of approximately $19.0 million and an increase in sales of raw milk of approximately $9.8 million from our company-owned dairy farms, which prior to 2011 we had not previously sold to external customers.  This increase was offset in part by a decrease in sales of raw milk powder of approximately $8.4 million.  Our sales in the three month period ended June 30, 2011 decreased sequentially by approximately 5.0%, from approximately $3.8 million in the first quarter of 2011, primarily reflecting a decrease in our sales of raw milk powder, offset by improved sales of our high margin infant formula milk powder, particularly our premium Feifan series and our super-premium Astro Baby series launched in the third quarter of 2010. We are also continuing our strategy to increase sales at our existing retail sales points, as well as our commitment to improve the effectiveness of all functions of our operations.

The following table sets forth information regarding the sales of our principal products during the three month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010			Three Months Ended June 30, 2011 Over 2010
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)%

Milk powder	5,436	54,062	74.4	4,824	35,027	67.1	612	19,035	54.3
Raw milk powder	1,343	5,201	7.2	3,603	13,610	26.1	(2,260)	(8,409)	(61.8)
Raw milk	9,290	9,757	13.4	0	0	0.0	9,290	9,757	N/A
Soybean powder	1,303	1,957	2.7	2,022	2,220	4.3	(719)	(263)	(11.8)
Rice cereal	125	821	1.1	140	900	1.7	(15)	(79)	(8.8)
Walnut products	36	261	0.4	50	283	0.5	(14)	(22)	(7.8)
Other	78	562	0.8	11	154	0.3	67	408	264.9
Total	17,611	72,621	100.0	10,650	52,194	100	6,961	20,427	39.1

In the three month period ended June 30, 2011, we also experienced a decrease in the average sales price per kilogram of our products, as demonstrated in the table below:

	Three Months Ended June, 30
	2011	2010
Sales revenues (in thousands)	$72,621	$52,194
Total sales volume (kilograms in thousands)	17,611	10,650
Average selling prices/kilogram	$4.12	$4.90

The decrease in average sales price per kilogram, as reflected in the table, is primarily attributable to a shift in product mix resulting from an increase in sales of raw milk, a low margin product.  If our planned sale of our two company-owned dairy farms closes, our sales of raw milk would decrease and we expect to continue to focus on sales of higher margin milk powder products.  The following table reflects the average sales price per kilogram by product for the three month period ended June 30, 2011 and 2010, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Three Months Ended June 30		Percentage
Product name	2011	2010	Change
Milk powder	$9.95	$7.26	37.0
Raw milk powder	3.87	3.78	2.5
Raw milk	1.05	-	N/A
Soybean powder	1.50	1.10	36.6
Rice cereal	6.57	6.43	2.2
Walnut products	7.25	5.66	28.1
Other	7.21	14.00	(48.5)
Average selling price per kilogram	$4.12	$4.90	(15.9)

The average selling price per kilogram of milk powder increased by 37.0% from $7.26 in the three month period ended June 30, 2010 to $9.95 in the three month period ended June 30, 2011.  This increase was primarily attributable to fewer promotional activities, including provisions of sales discounts to distributors and decreased display fees, which were deducted from gross sales and the increase in sales of high end milk powder.

Cost of Goods Sold

Our cost of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs and shipping and handling costs for the products sold.  Cost of goods sold increased approximately $7.5 million, or 22.3%, from approximately $33.7 million for the three month period ended June 30, 2010 to approximately $41.2 million for the three month period ended June 30, 2011.  This increase was primarily attributable to general increases in the cost of raw milk and added nutrients, as well as increases in our sales volume.

Gross Profit Margin

Our gross profit margin increased from 35.4% for the three month period ended June 30, 2010 to 43.2% for the three month period ended June 30, 2011. This increase was primarily attributable to an increase in sales quantities of high-end milk powder, which has a higher gross profit margin than raw milk, and a decrease in sales quantities of raw milk powder, which has a low gross profit margin. We plan to continue our efforts to expand our sales of higher margin products and strengthen our premium quality brand awareness, enhance market recognition of our secured raw milk sources, and improve the efficiency of our distribution network.

Operating Expenses

Our total operating expenses consist primarily of sales and marketing expenses, general and administrative expenses and loss on disposal of biological assets.  Our total operating expenses decreased by approximately $15.8 million, or 37.2%, from approximately $42.4 million in the three month period ended June 30, 2010 to approximately $26.7 million in the three month period ended June 30, 2011. This decrease was primarily attributable to an decrease of approximately $9.4 million, or 31.7%, in sales and marketing expenses from approximately $29.6 million for the three month period ended June 30, 2010 to approximately $20.2 million for the three month period ended June 30, 2011, a decrease of approximately $1.5 million, or 20.7%, in general and administrative expenses from approximately $7.1 million for the three month period ended June 30, 2010 to approximately $5.6 million for the three month period ended June 30, 2011, and a decrease of approximately $5.0 million, or 85.5%, in loss on disposal of biological assets from approximately $5.8 million for the three month period ended June 30, 2010 to approximately $0.8 million for the three month period ended June 30, 2011. The decreased sales and marketing expenses primarily related to a decrease in advertisement fees and promotional fees, and also reflected our efforts to improve the effectiveness of our selling expenses for the three month period ended June 30, 2011.  The decreased general and administrative expenses primarily relate to a decrease in share-based compensation expenses and stricter expenditure control.  The decreased loss on disposal of biological assets primarily reflected our sales of under-producing cows in 2010 at our company-owned dairy farms, which has been less of a concern as our experience with operating the farms has increased.

Operating Income (Loss)

As a result of the foregoing, we had operating income of approximately $5.5 million in the three month period ended June 30, 2011, representing an increase of approximately $29.3 million, as compared to an operating loss of approximately $23.8 million in the three month period ended June 30, 2010.

Other Income (Expenses)

Our other income (expenses) consists primarily of interest income, interest and finance costs and government subsidy.  Other income (expenses) decreased approximately $1.4 million, or 58.5%, from approximately $2.5 million for the three month period ended June 30, 2010 to approximately $1.0 million for the three month period ended June 30, 2011.  The decrease was primarily attributable to a decrease in government subsidy of approximately $1.0 million, or 28.1%, from approximately $3.4 million for the three month period ended June 30, 2010 to approximately $2.5 million for the three month period ended June 30, 2011, and an increase in interest and finance costs of approximately $0.8 million, or 105.5%, from approximately $0.7 million for the three month period ended June 30, 2010 to approximately $1.5 million for the three month period ended June 30, 2011.

Income Tax (Expenses) Benefits

We are subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC. We recorded an income tax expense of approximately $1.3 million for the three months ended June 30, 2011 and an income tax benefit of approximately $0.6 million for the three months ended June 30, 2010. The increase in income tax expense was primarily due to the increase in profits of Heilongjiang Feihe, which is one of our major operations.

As of June 30, 2011 and 2010, unrecognized tax benefits were approximately $4.7 million and $5.0 million, respectively. We cumulatively accrued approximately $1.6 million and $1.4 million for estimated interest and penalties related to unrecognized tax benefits as of June 30, 2011 and 2010, respectively.  For the three months ended June 30, 2011 and 2010, we recorded a benefit of $0.21 million and an expense of $0.15 million for estimated interest and penalties, respectively.

Comparison of Six Month Periods Ended June 30, 2011 and 2010

Sales

Sales increased by approximately $15.4 million, or 11.6%, from approximately $133.6 million for the six month period ended June 30, 2010 to approximately $149.1 million for the six month period ended June 30, 2011.  This increase was primarily attributable to increased sales of raw milk of approximately $18.5 million from our company-owned dairy farms, which prior to 2011 we had not previously sold to external customers and an increase of sales of milk powder of approximately $2.1 million, offset in part by a decrease in sales of raw milk powder of approximately $4.7 million. The increase in sales primarily reflected our efforts to improve the sales of our high margin infant formula milk powder, particularly our Feifan series and our premium Astro Baby series launched in the third quarter of 2010. We are also continuing our strategy to increase sales at our existing retail sales points, as well as our commitment to improve the effectiveness of all functions of our operations.

The following table sets forth information regarding the sales of our principal products during the six month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010			Six Months Ended June 30, 2011 Over 2010
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)%

Milk powder	10,443	101,963	68.4	13,368	99,833	74.7	(2,925)	2,130	2.1
Raw milk powder	5,311	21,330	14.3	7,128	26,033	19.5	(1,817)	(4,703)	(18.1)
Raw milk	22,308	18,528	12.4	0	0	0.0	22,308	18,528	N/A
Soybean powder	2,520	3,897	2.6	3,554	4,147	3.1	(1,034)	(250)	(6.0)
Rice cereal	298	1,973	1.3	397	2,523	1.9	(99)	(550)	(21.8)
Walnut products	86	568	0.4	138	734	0.5	(52)	(166)	(22.6)
Other	149	811	0.6	31	360	0.3	118	451	125.3
Total	41,115	149,070	100	24,616	133,630	100	16,499	15,440	11.6

In the six month period ended June 30, 2011, we also experienced a decrease in the average sales price per kilogram of our products, as demonstrated in the table below:

	2011	2010
Sales revenues (in thousands)	$149,070	$133,630
Total sales volume (kilograms in thousands)	41,115	24,616
Average selling prices/kilogram	$3.63	$5.43

The decrease in average sales price per kilogram, as reflected in the table, is primarily attributable to a shift in product mix resulting from a decrease in sales of milk powder, a higher margin product, coupled with an increase in the sales of raw milk.  If our planned sale of our two company-owned dairy farms closes, our sales of raw milk would decrease and we expect to continue to focus on sales of higher margin milk powder products.  The following table reflects the average sales price per kilogram by product for the six month period ended June 30, 2011 and the six month period ended June 30, 2010, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Six Months Ended June 30		Percentage
Product name	2011	2010	Change
Milk powder	$9.76	$7.47	30.7
Raw milk powder	4.02	3.65	10.1
Raw milk	0.83	0.00	N/A
Soybean powder	1.55	1.17	32.5
Rice cereal	6.62	6.35	4.3
Walnut products	6.60	5.32	24.1
Other	5.44	11.61	(53.1)
Average selling price per kilogram	$3.63	$5.43	(33.1)

The average selling price per kilogram of milk powder increased by 30.7% from $7.47 in the six month period ended June 30, 2010 to $9.76 in the six month period ended June 30, 2011.  This increase was primarily attributable to fewer promotional activities, including a decrease in sales discounts provided to distributors and decreased display fees, which were deducted from gross sales, and an increase in sales of high-end milk powder product, which has a higher selling price and gross profit margin. The average selling price per kilogram for raw milk powder increased by 10.1%, from $3.65 in the six month period ended June 30, 2010 to $4.02 in the six month period ended June 30, 2011.

Cost of Goods Sold

Cost of goods sold increased approximately $13.1 million, or 17.1%, from approximately $76.7 million for the six month period ended June 30, 2010 to approximately $89.8 million for the six month period ended June 30, 2011.  This increase was primarily attributable to general increases in the cost of raw milk and added nutrients, as well as increases in our sales volume.

Gross Profit Margin

Our gross profit margin decreased from 42.6% for the six month period ended June 30, 2010 to 39.7% for the six month period ended June 30, 2011. This decrease was primarily attributable to a decrease in our sales quantities of milk powder and an increase in sales quantities of raw milk, which has a lower gross profit margin than milk powder.

Operating Expenses

Our total operating expenses decreased by approximately $28.3 million, or 35.9%, from approximately $79.0 million in the six month period ended June 30, 2010 to approximately $50.7 million in the six month period ended June 30, 2011. This decrease was primarily attributable to a decrease of approximately $21.5 million, or 37.1%, in sales and marketing expenses from approximately $57.9 million for the six month period ended June 30, 2010 to approximately $36.4 million for the six month period ended June 30, 2011, a decrease of approximately $0.73 million, or 5.8%, in general and administrative expenses from approximately $12.6 million for the six month period ended June 30, 2010 to approximately $11.8 million for the six month period ended June 30, 2011, and a decrease of approximately $6.1 million, or 71.5%, in loss on disposal of biological assets from approximately $8.6 million for the six month period ended June 30, 2010 to approximately $2.4 million for the six month period ended June 30, 2011.  The decreased sales and marketing expenses primarily related to a decrease in advertisement fees and promotional fees, and also reflected our efforts to improve the effectiveness of our selling expenses for the six month period ended June 30, 2011. Decreased general and administrative expenses primarily related to a decrease in share-based compensation expenses.  The decreased loss on disposal of biological assets reflected a decrease in sales of under-producing cows at our company-owned dairy farms.

Operating Income (Loss)

As a result of the foregoing, we had operating income of approximately $11.4 million in the six month period ended June 30, 2011, representing an increase of approximately $33.2 million, as compared to an operating loss of approximately $21.7 million in the six month period ended June 30, 2010.

Other Income (Expenses)

Other income decreased approximately $6.3 million, or 85.1%, from approximately $7.4 million for the six month period ended June 30, 2010 to approximately $1.1 million for the six month period ended June 30, 2011.  The decrease was primarily attributable to a decrease in government subsidy of approximately $5.2 million, or 56.5%, from approximately $9.2 million for the six month period ended June 30, 2010 to approximately $4.0 million for the six month period ended June 30, 2011, and an increase in interest and finance costs of approximately $1.3 million, or 81.3%, from approximately $1.6 million for the six month period ended June 30, 2010 to approximately $2.9 million for the six month period ended June 30, 2011.

Income Tax Expense

We recorded an income tax expense of approximately $2.6 million and $0.9 million for the six months ended June 30, 2011 and 2010, respectively. The increase in income tax expense was primarily due to the increase in profits of Heilongjiang Feihe and Gannan Feihe, which are two of our major operations.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We had a working capital deficiency of approximately $112.7 million as of June 30, 2011. We have significant cash commitments in the upcoming year, including maturity of short term bank loans and the current portion of long term bank loans of $86.6 million and redemption of redeemable common stock of $49.0 million plus interest. However, we believe we will be able to refinance much of our short-term bank loans when they become due and intend to do so.  In the first quarter of 2011, we refinanced a short-term bank loan upon its maturity, and in the second quarter we paid off another short-term bank loan and entered into a new short-term bank loan.  Accordingly, we believe that our cash generated from operations, existing cash, ability to draw down on unutilized credit lines, and proceeds from the planned sale of our dairy farms will be sufficient to fund our expected cash flow requirements for at least next 12 months, including the cash payments for the redemption of our redeemable common stock and planned capital expenditures.

Cash Flows

We had retained earnings of approximately $71.6 million as of June 30, 2011 and $60.7 million as of December 31, 2010.  As of June 30, 2011, we had cash and cash equivalents of approximately $18.7 million and total current assets of approximately $144.2 million.  As of June 30, 2011, we had a working capital deficit of approximately $112.7 million.

Our summary cash flow information is as follows:

	Six Months Ended June 30
Net cash provided by (used in):	2011	2010
	($ in thousands)
Operating activities	19,516	12,860
Investing activities	(18,476)	(31,024)
Financing activities	(229)	(18,865)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased approximately $6.7 million, from approximately $12.9 million for the six month period ended June 30, 2010 to approximately $19.5 million for the six month period ended June 30, 2011. This increase primarily reflected the following changes in working capital items:

•	Increase in net income of approximately $25.2 million, reflecting our strengthened profitability as discussed above;
•	Decrease of $6.1 million in loss of disposal of biological assets, reflecting our improvement in our dairy farms operations;
•	Increase in trade receivable of approximately $6.6 million, reflecting our increased sales, compared to lower trade receivables and lower sales in the six months ended June 30, 2010;
•	Decrease in inventory of approximately $4.5 million, reflecting our efforts to improve inventory turnover; and
•	Increase in other receivable of approximately $7.3 million, primarily due to the increase in the amount we paid on behalf of Yuanshengtai to purchase cattle and equipment.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased approximately $12.5 million from approximately $31.0 million for the six month period ended June 30, 2010 to approximately $18.5 million for the six month period ended June 30, 2011.  This decrease was primarily attributable to a decrease of approximately $9.5 million in purchase of property, plant and equipment and a decrease of approximately $12.2 million in restricted cash, offset by an increase of approximately $12.5 million in long term deposits.  Net cash used in investing activities primarily relates to our bank loans and expenditures associated with our construction of new facilities.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased approximately $18.6 million, from approximately $18.9 million for the six month period ended June 30, 2010 to approximately $0.2 million for the six month period ended June 30, 2011.  This decrease was primarily attributable to a decrease of approximately $15.7 million in repayment of short term bank loans and an increase in repayment of redeemable shares of approximately $16.1 million, offset in part by proceeds from other long term loan of approximately $16.4 million.

Outstanding Indebtedness

Redemption Obligation

In August 2009, pursuant to a subscription agreement, we issued 2,100,000 shares of our common stock to Sequoia, for an aggregate purchase price of $63.0 million. Because we did not meet certain earnings per share targets for 2009, we issued 525,000 additional shares to Sequoia pursuant to the subscription agreement. In February 2011, we entered into a redemption agreement with Sequoia to redeem and repurchase 2,625,000 shares issued pursuant to the subscription agreement in four equal installments on or around March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, for an aggregate payment of $65 million.

On April 27, 2011, we paid Sequoia $16.1 million to redeem 656,250 shares of common stock. The outstanding liability of redeemable common stock was $48,952,255 as of June 30, 2011.  All shares of our common stock we redeem constitute authorized but unissued shares.

Short and Long Term Loans Payable

As of June 30, 2011, we had short term bank loans of approximately $75.5 million and long term bank loans of approximately $33.2 million from PRC banks. Our bank loans do not contain financial covenants. During the six month period ended June 30, 2011 and 2010, the largest aggregate amount of short term bank loans was approximately $76.2 million and $58.7 million, respectively. The maturity dates of the short term bank loans outstanding from PRC banks as of June 30, 2011 ranged from July 25, 2011 to April 6, 2012. All short term bank loans that have become due have been refinanced or repaid. During the six month period ended June 30, 2011, the largest aggregate amount of long term bank loans was approximately $38.7 million. The maturity dates of the long term bank loans outstanding from PRC banks as of June 30, 2011 ranged from December 23, 2011 to October 28, 2014. The weighted average annual interest rate on short term bank loans and long term bank loans from PRC banks outstanding as of June 30, 2011 was 5% and 6.3%, respectively. The loans were secured by pledges of certain property, plant and equipment held by our subsidiaries or by guarantees of certain of our subsidiaries. Our ability to incur additional secured indebtedness depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors

Line of Credit

We have a one year, unsecured line of credit with a bank of approximately $103 million (RMB 677 million) scheduled to expire in the last fiscal quarter of 2011. The line of credit entitles us to draw demand loans for general corporate purposes. If we were to draw on the line of credit, interest would be a base rate established by the People’s Bank of China on the unpaid principal amount. As of June 30, 2011, there were borrowings of approximately $31 million under the line of credit. The net availability of the line of credit was approximately $72 million as of June 30, 2011.

Equipment Financing

We have a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of approximately $774,000 and require a payment of approximately $155,000 on January 30th of each year after successful completion of production quality tests. The equipment is depreciated over its estimated productive life of 14 years. As of each of June 30, 2011 and December 31, 2010, we had approximately $1.5 million of equipment under construction subject to the capital lease obligation.

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

Estimates of allowances for bad debts – We periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances. We perform this review quarterly, and in determining the allowances, a number of factors are considered, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry. As a result of this review and collection of older receivables, we have increased our estimated allowance for bad debts by $636,049 for the six months ended June 30, 2011 and reduced it by $199,284 for the six months ended June 30, 2010. Although our write-offs of bad debts have been minimal in recent years and we had no write-offs in the six months ended June 30, 2011, events and circumstances could occur that would require that we increase our allowance in the future.

Estimate of the useful lives of property, plant and equipment and biological assets – We estimate the useful lives and residual values of our property, plant and equipment and biological assets. We also review property, plant and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition. We recognized no impairments in the periods ended June 30, 2011 and 2010. For our cows included in the biological assets, we regularly monitor their production level and intend to dispose of under producing cows. We recognized approximately $2.4 million and $8.6 million of loss on such disposal for the six months ended June 30, 2011 and 2010, respectively.

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

Goodwill – We test goodwill annually for impairment or more frequently if events or changes in circumstances indicate that it might be impaired. We currently have ten reporting units and only one reporting unit carries assigned goodwill: Gannan Feihe. We perform annual impairment test on December 31 on this reporting unit. We recognize a goodwill impairment loss in our statements of operations when the carrying amount of goodwill exceeds its implied fair value based on undiscounted cash flows. These analyses require management to make assumptions and to apply judgment, including forecasting future sales, expenses, and discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. We perform the impairment test at the end of the fourth quarter each year.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed. Revenue is shown net of sales returns, which amounted to less than 0.8% of total sales for the six months ended June 30, 2011 and 2010, respectively, and net of sales discounts, which is determined based on our distributors’ sales volumes.

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

The fair value of awards is amortized over the requisite service period, except for 2,073,190 options granted in May 2009 that vest upon performance conditions. For such performance based awards, we assess the probability of meeting such conditions in order to determine the compensation cost to be recognized. For six months ended June 30, 2011 and 2010, we determined that it was improbable for the performance targets to be met for the performance awards. Total compensation expense recognized in general and administrative expenses for the six months ended June 30, 2011 and 2010, were approximately $0.8 million and $1.9 million, respectively.

Redeemable common stock – On February 1, 2011, we entered into a redemption agreement committing us to redeem the common stock we issued to Sequoia at a total price of $65 million. We agreed to consummate the redemption in four closings from March 31, 2011 through March 31, 2012.  As a result, the redeemable common stock was reclassified into current liabilities from temporary equity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest in fixed and variable income investments classified as cash and cash equivalents and short-term investments.  Our cash and cash equivalents are placed primarily in demand deposits, with maturities of three months or less and short-term investments are mutual funds.  Our borrowings bear fixed interest rates.  As of June 30, 2011, we had short term loans of approximately $75.5 million and long term loans of approximately $33.2 million from PRC banks, the weighted average interest rates on our outstanding short term bank loans and long term loans was 5.7% and 6.3%, respectively, and we paid interest expenses of approximately $1.0 million and $0.6 million on our short and long term loans during the six months ended June 30, 2011, respectively. If interest rates on our short and long term loans were to increase by 10% to 6.28% and 6.93%, respectively, our interest expenses would potentially increase by approximately $0.1 million and $52,000, respectively. If interest rates on our short and long term loans were to decrease by 10% to 5.14% and 5.67%, respectively, our interest expenses would potentially decrease by approximately $0.1 million and $52,000, respectively.  In addition, if we were to draw on our line of credit, interest would be a base rate established by the People’s Bank of China on the unpaid principal amount.  We have not used derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

We conduct substantially all of our operations in the PRC, and the Renminbi is the national currency in which our operations are conducted. We have not utilized any derivative financial instruments or any other financial instruments, nor do we utilize any derivative commodity instruments in our operations, nor any similar market sensitive instruments.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rates at June, 2011 and December 31, 2010 were approximately 6.5 and 6.6 Renminbi to 1 U.S. dollar, respectively. The exchange rate is currently permitted to float within a very limited range. However, there remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar.  Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.  We recognized a foreign currency translation gain of approximately $5.5 million and $0.9 for the six month period ended June 30, 2011 and 2010.  If the exchange rate were to increase by 10% to $1.00 = RMB7.1, our foreign currency translation gain would potentially decrease by approximately $8.4 million. If the exchange rate were to decrease by 10% to $1.00 = RMB5.8, our foreign currency translation gain would potentially increase by approximately $10.3 million.

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

Management evaluated the effectiveness of our disclosure controls and procedures for the year ended December 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at December 31, 2010, because we had insufficient accounting personnel with appropriate knowledge of US GAAP.  We are still in the process of remediating this material weakness, which substantially influenced the conclusion of our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of June 30, 2011.

Remediation Plan

After the identification of the material weakness as of December 31, 2010, we have undertaken or are in the process of undertaking a number of measures to improve our internal controls over financial reporting to address the material weakness.  Management has taken additional steps to ensure the reliability of our financial reporting, including additional internal review, additional Audit Committee review, efforts to remediate historical material weaknesses and significant deficiencies in internal control over financial reporting, and the performance of additional procedures by management with respect to our financial statements.  In addition, we have launched a recruitment program to hire additional qualified accounting personnel. We plan to hire additional qualified accounting personnel, as necessary to fulfill our reporting obligations and to reinforce our internal audit function. We have also implemented regular GAAP accounting and financial reporting training programs for our existing accounting and reporting personnel, including senior financial officers. The costs for such remediation plan cannot yet be quantified but are not likely to be significant. However, we do not expect that our plan will fully remediate the material weakness identified above until at least September 30, 2011, and it may not ensure the adequacy of our internal controls over our financial reporting and processes in the future. If we experience additional material weaknesses and significant deficiencies in our internal controls over financial reporting in the future, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to further improve our internal control systems and procedures.

Changes in Internal Controls

As discussed above in connection with our remediation plans, we have undertaken or are in the process of undertaking a number of measures to improve our internal controls over financial reporting in order to address the material weakness identified as of December 31, 2010.  Except for such measures, there have not been any changes in our internal control over financial reporting for the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FEIHE INTERNATIONAL, INC.

Date: August 9, 2011	By:	/s/ Leng You-Bin
Leng You-Bin Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Liu Hua
Liu Hua Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X