Form 10-Q/A
period 2011-06-30
Feihe International Inc
filed 2011-09-02
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2011 of Feihe International, Inc. (the “Company”), as filed with the Securities and Exchange Commission on August 9, 2011 (the “Original Filing”), is to furnish Exhibit 101 to the Original Filing, as required by Rule 405 of Regulation S-T. Exhibit 101, which was not included in the Original Filing in reliance on applicable grace periods, provides certain items from the Original Filing formatted in eXtensible Business Reporting Language (XBRL).

No other changes have been made to the Original Filing. This Amendment No. 1 does not reflect subsequent events occurring after the date of the Original Filing or modify or update in any way disclosures made in the Original Filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEIHE INTERNATIONAL, INC.

Date: September 2, 2011	By:	/s/ Leng You-Bin
Leng You-Bin Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Liu Hua
Liu Hua Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-Q	31.1	001-32473	8/9/2011
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-Q	31.2	001-32473	8/9/2011
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-Q	32.1	001-32473	8/9/2011
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-Q	32.2	001-32473	8/9/2011
101
Interactive data files of the following materials from the Company’s quarterly report on Form 10-Q: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Equity and Comprehensive Income for the six months ended June 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text *
		X

*      The Interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.