Form 10-Q
period 2011-09-30
Feihe International Inc
filed 2011-11-14
CIK 789868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

The number of shares outstanding of the registrant’s common stock as of November 7, 2011 was 21,026,791.

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

 TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II — OTHER INFORMATION

Item 6.	Exhibits	34

SIGNATURES		35

EXHIBIT INDEX

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Feihe International,” and “the Company” refer to Feihe International, Inc., a Utah corporation, and its consolidated subsidiaries.  References to “dollars” and “$” are to United States dollars.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FEIHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2011	2010
	US$	US$
Assets
Current assets:
Cash and cash equivalents	14,097,432	17,529,582
Restricted cash	552,491	3,078,564
Notes and loans receivable, net of allowance for doubtful accounts of $3,350,056 and $3,500,028, as of September 30, 2011 and December 31, 2010, respectively	1,568	136,120
Trade receivables, net of allowance for doubtful accounts of $1,056,010 and $1,084,308, as of September 30, 2011 and December 31, 2010, respectively	21,247,598	15,885,708
Due from related parties	3,784,580	1,806,889
Advances to suppliers	6,666,086	7,520,804
Inventories, net	49,251,875	71,683,471
Prepayments and other current assets	28,050	266,935
Income taxes receivable	1,452,197	4,970,271
Recoverable value-added taxes	1,492,127	6,886,531
Other receivables	20,535,609	7,275,903
Investment in mutual funds – available-for-sale	123,676	139,294
Interest receivables	739,339	-
Assets held for sale	180,383,105	-
Total current assets	300,355,733	137,180,072

Investment:
Investment at cost	282,219	272,239

Property, plant and equipment:
Property, plant and equipment, net	94,612,583	170,354,132
Construction in progress	44,608,885	43,152,905
	139,221,468	213,507,037
Biological assets:
Immature biological assets	-	26,713,971
Mature biological assets, net	-	27,683,821
	-	54,397,792

Other assets:
Advance to suppliers	7,822,502	22,643,263
Long term deposit	23,939,053	-
Interest receivables	313,768	-
Deferred tax assets – non-current	5,522,990	5,522,990
Prepaid leases for land use rights	18,163,265	29,754,376
Other intangible assets, net	-	585,671
Goodwill	-	445,842
Total assets	495,620,998	464,309,282

Liabilities
Current liabilities:
Notes payable	1,569,458	378,112
Short term bank loans	63,930,699	68,816,359
Accounts payable	35,610,727	43,729,571
Accrued expenses	4,691,719	6,436,898
Income tax payable	510,402	1,589,165
Advances from customers	10,916,305	12,183,444
Deposits received from the Purchaser of Dairy Farms (Note 5)	17,403,575	-
Due to related parties	122,637	79,257
Advances from employees	427,676	456,261
Employee benefits and salary payable	7,243,307	7,018,794
Other payables	32,626,885	45,957,104
Current portion of long term bank loans	5,865,598	9,756,193
Current portion of capital lease obligation	125,872	116,770
Accrued interest	492,531	-
Redeemable common stock ($0.001 par value, 1,968,750 shares issued and outstanding as of September 30, 2011)	48,952,255	-
Liabilities held for sale	44,974,768	-
Total current liabilities	275,464,414	196,517,928

Long term bank loans, net of current portion	8,798,872	28,102,786
Capital lease obligation, net of current portion	573,968	532,467
Other long term loan	15,701,533	-
Accrued interest	205,936
Unrecognized tax benefits – non-current	5,181,232	5,062,336
Deferred income	5,081,127	6,241,661
Total liabilities	311,007,082	236,457,178

Commitments and contingencies (see Note 24)

Redeemable common stock ($0.001 par value, 2,625,000 shares issued and outstanding as of December 31, 2010)	-	66,113,715

Equity
Feihe International, Inc. shareholders’ equity:
Common stock ($0.001 par value, 50,000,000 shares authorized; 19,706,291 and 19,671,291 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively)	19,706	19,671
Additional paid-in capital	59,104,803	57,177,680
Common stock warrants	1,774,151	1,774,151
Statutory reserves	9,132,581	9,132,581
Accumulated other comprehensive income	41,805,263	32,836,344
Retained earnings	72,100,345	60,731,029
Total Feihe International, Inc. shareholders’ equity	183,936,849	161,671,456
Noncontrolling interests	677,067	66,933
Total equity	184,613,916	161,738,389
Total liabilities, redeemable common stock and equity	495,620,998	464,309,282

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	US$	US$	US$	US$

Sales	75,372,031	61,468,673	205,920,601	195,374,187

Cost of goods sold	(47,897,512)	(36,267,149)	(124,487,794)	(113,925,440)

Gross profit	27,474,519	25,201,524	81,432,807	81,448,747

Operating expenses:
Sales and marketing expenses	(18,189,157)	(18,669,343)	(54,013,376)	(76,458,274)
General and administrative expenses	(5,608,564)	(5,863,364)	(16,364,327)	(17,676,171)
Impairment of goodwill	(555,387)	-	(555,387)	-
Impairment of other intangible assets	(457,023)	-	(457,023)	-
Total operating expenses	(24,810,131)	(24,532,707)	(71,390,113)	(94,134,445)

Other operating income, net	506,956	39,996	3,367,465	341,861
Operating income (loss)	3,171,344	708,813	13,410,159	(12,343,837)

Other income (expenses):
Interest income	20,067	60,867	65,486	264,359
Interest and finance costs	(1,076,261)	(441,866)	(3,123,153)	(1,479,079)
Amortization of deferred debt issuance cost	-	(1,038)	-	(377,095)
Government subsidy	3,418,184	1,748,587	7,391,066	9,168,747
Income (loss) before income taxes and discontinued operations	5,533,334	2,075,363	17,743,558	(4,766,905)

Income tax (expenses) benefits	(2,546,209)	211,478	(5,178,588)	(732,143)
Income (loss) from continuing operations	2,987,125	2,286,841	12,564,970	(5,499,048)
(Loss) income from discontinued operations	(1,969,820)	1,358,216	(1,629,948)	(6,104,477)
Net income (loss)	1,017,305	3,645,057	10,935,022	(11,603,525)
Net (income) loss attributable to noncontrolling interests	(544,655)	(67,793)	(599,442)	139,793
Net income (loss) attributable to common shareholders of Feihe International, Inc.	472,650	3,577,264	10,335,580	(11,463,732)

Income (loss) from continuing operations per
share of common stock
Basic	0.11	0.10	0.60	(0.24)
Diluted	0.11	0.10	0.60	(0.24)

Income (loss) from continuing operations per
share of redeemable common stock
Basic	0.11	0.10	0.55	(0.24)
Diluted	0.11	0.10	0.55	(0.24)

(Loss) income from discontinued operations
per share of common stock
Basic	(0.09)	0.06	(0.07)	(0.27)
Diluted	(0.09)	0.06	(0.07)	(0.27)
(Loss) income from discontinued operations
per share of redeemable common stock
Basic	(0.09)	0.06	(0.07)	(0.27)
Diluted	(0.09)	0.06	(0.07)	(0.27)

Net income (loss) per share of common stock
Basic	0.02	0.16	0.53	(0.51)
Diluted	0.02	0.16	0.53	(0.51)
Net income (loss) per share of redeemable
common stock
Basic	0.02	0.16	0.48	(0.51)
Diluted	0.02	0.16	0.48	(0.51)

Weighted average shares used in calculating
net income (loss) per share of common stock
Basic	19,694,117	19,663,569	19,678,983	19,639,943
Diluted	19,694,117	19,674,017	19,688,903	19,639,943
Weighted average shares used in calculating
net income (loss) per share of redeemable
common stock
Basic	1,968,750	2,625,000	2,252,404	2,625,000
Diluted	1,968,750	2,625,000	2,252,404	2,625,000

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME(LOSS)
(unaudited)

	Feihe International, Inc. Shareholders
	Common Stock					Accumulated
	($0.001 par value)		Additional	Common		Other				Total
	Number	Par	Paid-in	Stock	Statutory	Comprehensive	Retained	Noncontrolling	Total	Comprehensive
	of Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Interests	Equity	Income
		US$	US$	US$	US$	US$	US$	US$	US$	US$
Balance as of January 1, 2011	19,671,291	19,671	57,177,680	1,774,151	9,132,581	32,836,344	60,731,029	66,933	161,738,389
Share-based compensation	35,000	35	1,927,123	-	-	-	-	-	1,927,158
Net income	-	-	-	-	-	-	10,335,580	599,442	10,935,022	10,935,022
Currency translation adjustments	-	-	-	-	-	8,984,537	-	10,692	8,995,229	8,995,229
Change in fair value of available-for-sale investment, net of tax $(3,905)	-	-	-	-	-	(15,618)	-	-	(15,618)	(15,618)
Comprehensive income										19,914,633
Settlement of redeemable common stock	-	-	-	-	-	-	1,033,736	-	1,033,736
Balance as of September 30, 2011	19,706,291	19,706	59,104,803	1,774,151	9,132,581	41,805,263	72,100,345	677,067	184,613,916

	Feihe International, Inc. Shareholders
	Common Stock
	(US$0.001 par value)					Accumulated
	Number of Shares	Par Value	Additional Capital Stock	Common Stock Warrants	Statutory Reserves	Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity	Total Comprehensive Income (Loss)
		US$	US$	US$	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2010	19,607,376	19,607	54,482,098	1,774,151	6,861,224	25,651,571	73,672,879	345,451	162,806,981
Share-based compensation	55,915	56	3,795,872	—	—	—	—	—	3,795,928
Issuance of common stock in connection with exercise of options	8,000	8	95,992	—	—	—	—	—	96,000
Net income	—	—	—	—	—	—	(11,463,732)	(139,793)	(11,603,525)	(11,603,525)
Currency translation adjustments	—	—	—	—	—	4,715,985	—	14,441	4,730,426	4,730,426
Change in fair value of available for sale investments, net of tax $(2,262)	—	—	—	—	—	(9,048)	—	—	(9,048)	(9,048)
Comprehensive income (loss)										(6,882,147)
Investment in a new subsidiary	—	—	—	—	—	—	—	219,372	219,372

Balance as of September 30, 2010	19,671,291	19,671	58,373,962	1,774,151	6,861,224	30,358,508	62,209,147	439,471	160,036,134

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Nine months ended September 30,
	2011	2010
	US$	US$

Cash flows from operating activities:
Income (loss) from continuing operations	12,564,970	(5,499,048)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,928,755	4,879,788
Amortization of capital lease obligation	26,314	29,363
Loss (gain) on disposal of property, plant and equipment	62,827	(3,632)
(Reversal of) provision for doubtful accounts	(66,804)	68,860
Reversal for inventory reserve	(547,122)	(256,245)
Impairment of goodwill	555,387	-
Impairment of other intangible assets	457,023	-
Compensation expense for option awards	1,646,808	889,375
Compensation expense from shares issued for services	280,350	2,906,553
Amortization of deferred charges	-	376,057

Changes in assets and liabilities:
(Increase) decrease in trade receivables, net	(3,969,044)	12,232,586
(Increase) decrease in due from related parties	(3,708,590)	353,213
Decrease (increase) in inventories, net	17,527,410	(16,405,154)
Increase in advances to suppliers	(3,299,730)	(2,409,876)
Decrease in prepayments and other assets	150,404	1,564,306
Decrease (increase) in income taxes receivable	5,758,590	(62,764)
Decrease in input value-added taxes	5,826,200	1,943,828
Increase in prepaid leases for land use rights	(2,419,960)	-
Increase in other receivables	(17,195,125)	(1,643,026)
Decrease (increase) in notes receivable	145,323	(2,027,311)
Increase (decrease) in notes payable	1,286,707	(1,309,762)
Decrease in accrued expenses	(1,604,883)	(162,083)
Increase in accounts payable	3,912,414	19,580,094
Decrease in income taxes payable	(460,008)	(2,060,549)
Decrease (increase) in advances from customers	(1,165,711)	14,096,357
Increase (decrease) in due to related parties	46,853	(40,445)
(Decrease) increase in advances from employees	(26,296)	566,744
Increase in employment benefits and salary payable	655,780	1,151,119
Increase (decrease) in other payable	116,316	(7,183,007)
Decrease in deferred income	-	(647,371)
Increase in unrecognized tax benefit – non-current	128,412	465,513
Net cash provided by continuing operations	21,613,570	21,393,483
Net cash provided by discontinued operations	16,677,713	263,523
Net cash provided by operating activities	38,291,283	21,657,006

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,782,380)	(14,413,901)
Proceeds from disposal of property, plant and equipment	-	32,182
Deposits received from the Purchaser of Dairy Farms	16,676,991	-
Change in restricted cash	2,590,749	(2,015,083)
Net cash provided by (used in) continuing operations	13,485,360	(16,396,802)
Net cash used in discontinued operations	(18,338,059)	(8,749,907)
Net cash used in investing activities	(4,852,699)	(25,146,709)

Cash flows from financing activities:
Proceeds from short term bank loans	11,885,431	21,749,005
Repayment of short term bank loans	(13,888,618)	(41,100,279)
Proceeds from long term loans	-	3,266,638
Repayment of long term loans	(2,896,353)	(7,404,199)
Redemption of redeemable common stock	(16,145,495)	-
Proceeds from other long term loans	16,400,000	-
Payment for long term deposit	(24,677,600)
Capital injection in a new subsidiary by noncontrolling interests	-	219,372
Proceeds from option exercise	-	96,000
Net cash used in continuing operations	(29,322,635)	(23,173,463)
Net cash used in discontinued operations	(8,119,311)	(62,586)
Net cash used in financing activities	(37,441,946)	(23,236,049)

Effect of exchange rate changes on cash	571,212	808,123

Net decrease in cash and cash equivalents	(3,432,150)	(25,917,629)

Cash and cash equivalents, beginning of period	17,529,582	48,164,932
Cash and cash equivalents, end of period	14,097,432	22,247,303

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	(1,872,245)	(1,528,754)
Cash received during the period for tax refund	3,385,152	6,457,039
Interest paid during the period	(5,037,541)	(3,509,532)

Supplemental disclosure of non-cash investing and financing activities:
Issuance of performance shares of common stock	-	11,382,000

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

The core activities of subsidiaries included in the condensed consolidated financial statements are as follows:

•	Feihe China Nutrition Company (formerly known as American Flying Crane Corporation) – Investment holding

•	Langfang Flying Crane Dairy Products Co., Limited (“Langfang Feihe”) – Packaging and distributing dairy products

•	Gannan Flying Crane Dairy Products Co., Limited (“Gannan Feihe”) – Manufacturing dairy products

•	Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”) – Manufacturing and distributing dairy products

•	Baiquan Feihe Dairy Co., Limited (“Baiquan Feihe”) – Manufacturing dairy products

•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited – Marketing and distributing dairy products

•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (“Shanxi Feihe”) – Manufacturing and distributing walnut products

•
Heilongjiang Feihe Kedong Feedlots Co., Limited (“Kedong Farm”) – Breeding and rearing of dairy cows, and distributing fresh milk.  The Company was in the process of completing the sale of Kedong Farm as of September 30, 2011 pursuant to an Equity Purchase Agreement (Note 5)

•
Heilongjiang Feihe Gannan Feedlots Co., Limited (“Gannan Farm”)  – Breeding and rearing of dairy cows, and distributing fresh milk.  The Company was in the process of completing the sale of Gannan Farm as of September 30, 2011 pursuant to an Equity Purchase Agreement (Note 5)

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

As of September 30, 2011, the Group had a working capital of $24.9 million.  The Group has significant cash commitments in the next 12 months, including maturity of short term bank loans of $63.9 million, current portion of long-term bank loans of $5.9 million and redemption of redeemable common stock of $49.0 million. However, the Group believes it will be able to refinance much of its short term bank loans when they become due and intends to do so. In addition, the Group has also taken steps to reduce its operating expenses. In the first three quarters of 2011, the Group has successfully refinanced short term bank loans upon the maturity. If the Group is able to continue refinancing or finding replacement short-term bank loans, it believes that its cash generated from operations, existing cash, ability to draw down on unutilized credit lines, and cash saving from operating expenses by the sale of its farms will be sufficient to fund its expected cash flow requirements, including the cash payments for the redemption of its redeemable common stock and planned capital expenditures, for at least the next 12 months. The Group expects to realize its assets and satisfy its liabilities in the normal course of business. As a result, the accompanying condensed consolidated financial statements have been prepared assuming the Group will continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities as that might be necessary if the Group is unable to continue as a going concern.

For the period ended September 30, 2011, the Group has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, except for the following recently adopted accounting pronouncements.

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

In September 2011, the FASB issued an authoritative guidance related to testing goodwill for impairment. The guidance is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if a public entity’s financial statements for the most recent annual or interim period have not yet been made available for issuance. The Group has not yet adopted this guidance and does not expect that its adoption will have a significant impact on the Group’s financial statements.

3.	TAXATION

The Company and Feihe China Nutrition Company are subject to U.S. federal and state income taxes, and the Company's subsidiaries incorporated in the People’s Republic of China (the “PRC”) are subject to enterprise income taxes in the PRC.

During the three months ended September 30, 2011, the Company recorded an income tax expense of approximately $2.5 million, which was primarily due to the increase in profits of Heilongjiang Feihe when compared to the three months ended September 30, 2010.  During the nine months ended September 30, 2011, the Company recorded an income tax expense of approximately $5.2 million, which was primarily due to the increase in profits of Heilongjiang Feihe and Gannan Feihe when compared to the nine months ended September 30, 2010.

The Company had cumulatively accrued approximately $1.7 million and $1.5 million for estimated interest and penalties related to uncertain tax positions as of September 30, 2011 and 2010, respectively.  For the three months ended September 30, 2011 and September 30, 2010, the Company recorded an expense of $0.1 million and $0.2 million for estimated interest and penalties, respectively.

Aggregate undistributed earnings of approximately $146.6 million as of September 30, 2011 of the Group’s PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

The Company’s tax years from 2006 to 2010 remain open in various jurisdictions.

4.	EARNINGS PER SHARE OF COMMON STOCK

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to Feihe International, Inc. shareholders
Income (loss) from continuing operations	2,442,470	2,219,048	11,965,528	(5,359,255)
(Loss) income from discontinued operations	(1,969,820)	1,358,216	(1,629,948)	(6,104,477)
Net income (loss) attributable to Feihe International, Inc. Shareholders	472,650	3,577,264	10,335,580	(11,463,732)
Settlement of redeemable common stock	-	-	1,033,736	-
Net income (loss) attributable to Feihe International, Inc. for computing net income per common stock – Basic
Income (loss) from continuing operations	2,220,495	1,957,703	11,770,377	(4,727,408)
(Loss) income from discontinued operations	(1,790,800)	1,198,254	(1,462,549)	(5,384,769)
Net income (loss) attributable to Feihe International, Inc. allocated for computing net income (loss) per share of common stock – Basic	429,695	3,155,957	10,307,828	(10,112,177)
Net income (loss) attributable to Feihe International, Inc. for computing net income per redeemable common stock – Basic
Income (loss) from continuing operations	221,975	261,345	1,228,887	(631,847)
(Loss) income from discontinued operations	(179,020)	159,962	(167,399)	(719,708)
Net income (loss) attributable to Feihe International, Inc. allocated for computing net income (loss) per share of redeemable common stock – Basic	42,955	421,307	1,061,488	(1,351,555)
Net income (loss) attributable to Feihe International, Inc. for computing net income (loss) per share of common stock – Diluted
Income (loss) from continuing operations	2,220,495	1,957,826	11,770,932	(4,727,408)
(Loss) income from discontinued operations	(1,790,800)	1,198,329	(1,462,624)	(5,384,769)
Net income (loss) attributable to Feihe International, Inc. for computing net income (loss) per common stock – Diluted	429,695	3,156,155	10,308,308	(10,112,177)
Net income (loss) attributable to Feihe International, Inc. for computing net income (loss) per share of redeemable common stock – Diluted
Income (loss) from continuing operations	221,975	261,222	1,228,332	(631,847)
(Loss) income from discontinued operations	(179,020)	159,887	(167,324)	(719,708)
Net income (loss) attributable to Feihe International, Inc. allocated for computing net income (loss) per share of common stock – Diluted	42,955	421,109	1,061,008	(1,351,555)

Weighted-average common stock outstanding used in computing net income (loss) per share of common stock – Basic	19,694,117	19,663,569	19,678,983	19,639,943
Weighted-average common stock outstanding used in computing net income (loss) per share of common stock – Diluted (i)	19,694,117	19, 674,017	19, 688,903	19,639,943
Weighted-average shares of redeemable common stock outstanding used in computing net income (loss) per share of redeemable common stock – Basic	1,968,750	2,625,000	2,252,404	2,625,000
Weighted-average shares of redeemable common stock outstanding used in computing net income (loss) per share of redeemable common stock – Diluted	1,968,750	2,625,000	2,252,404	2,625,000

Net income (loss) per share of common stock – Basic
Income (loss) from continuing operations attributable to Feihe International, Inc	0.11	0.10	0.60	(0.24)
(Loss) income from discontinued operations attributable to Feihe International, Inc.	(0.09)	0.06	(0.07)	(0.27)
Net income (loss) attributable to Feihe International, Inc.	0.02	0.16	0.53	(0.51)

Net income (loss) per share of common stock – Diluted
Income (loss) from continuing operations attributable to Feihe International, Inc	0.11	0.10	0.60	(0.24)
(Loss) income from discontinued operations attributable to Feihe International, Inc.	(0.09)	0.06	(0.07)	(0.27)
Net income (loss) attributable to Feihe International, Inc.	0.02	0.16	0.53	(0.51)

Net income (loss) per share of redeemable common stock – Basic
Income (loss) from continuing operations attributable to Feihe International, Inc.	0.11	0.10	0.55	(0.24)
(Loss) income from discontinued operations attributable to Feihe International, Inc.	(0.09)	0.06	(0.07)	(0.27)
Net income (loss) attributable to Feihe International, Inc.	0.02	0.16	0.48	(0.51)

Net income (loss) per share of redeemable common stock – Diluted
Income (loss) from continuing operations attributable to Feihe International, Inc.	0.11	0.10	0.55	(0.24)
(Loss) income from discontinued operations attributable to Feihe International, Inc.	(0.09)	0.06	(0.07)	(0.27)
Net income (loss) attributable to Feihe International, Inc.	0.02	0.16	0.48	(0.51)

(i)
The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the three months and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted-average shares – Basic	19,694,117	19,663,569	19,678,983	19,639,943
Effect of dilutive securities
Stock option	-	10,448	9,920	-
Weighted-average shares – Diluted	19,694,117	19,674,017	19,688,903	19,639,943

For the three months ended September 30, 2011, 2,066,245 shares of the Company’s common stock issuable upon exercise of options and 237,937 shares of the Company’s common stock issuable upon exercise of warrants were excluded from the calculation of diluted income per share because their anti-dilutive effects. For the nine months ended September 30, 2011, 1,982,245 shares of the Company’s common stock issuable upon exercise of options and 237,937 shares of the Company’s common stock issuable upon exercise of warrants were excluded from the calculation of diluted income per share because their anti-dilutive effects.

5.	DISCONTINUED OPERATIONS

Kedong Farm and Gannan Farm (the "Dairy Farms") were formed in July 2007 to operate the Dairy Farms of the Company. On August 1, 2011, the Company entered into an Equity Purchase Agreement (as amended, the “Agreement”) with Haerbin City Ruixinda Investment Company Ltd. (the “Purchaser”). Pursuant to the Agreement, the Company and Jinyan Ma (the noncontrolling interest holder of the Dairy Farms) agreed to sell to the Purchaser all of the equity interests of the Dairy Farms for an aggregate purchase price of RMB849 million (approximately $133.1 million), including RMB114.5 million (approximately $18.0 million) in cash and RMB734.5 million (approximately $115.1 million) in deferred payment.  The Company has the right to call for raw milk at RMB122.4 million (approximately $19.2 million) each quarter in following 18 months after September 30, 2011 to settle the deferred payment. If the value of the raw milk provided by the Dairy Farms each quarter is less than RMB122.4 million, the shortfall of the amount will be settled in cash. In September 2011, the Company received a cash payment of RMB111 million (approximately $17.4 million) and recorded as deposits received from Purchaser of Dairy Farms on the condensed consolidated balance sheets.  The Company had the right to appoint a controlling director and such power was removed on October 31,2011, which has therefore been considered as the disposal date.

Based on the total consideration to be received from the Purchaser of Dairy Farms, the Company wrote down the carrying value of the assets held for sale by $4.5 million to its recoverable amount of the Dairy Farms.

As of September 30, 2011, operations of the Dairy Farms to be disposed were reported as discontinued operations. The following table presents the components of discontinued operations reported in the condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales	15,076,313	9,138,744	39,430,233	19,226,738
Cost of goods sold	(12,121,955)	(7,027,619)	(31,186,034)	(16,460,776)
Operating expenses	(1,661,953)	(777,872)	(5,734,945)	(10,139,888)
Write down of assets held for sale	(4,490,006)	-	(4,490,006)	-
(Loss) income before income taxes	(2,889,314)	1,358,216	(2,549,442)	(6,104,477)
Income tax benefits	919,494	-	919,494	-
(Loss) income from discontinued operations	(1,969,820)	1,358,216	(1,629,948)	(6,104,477)

6.	RESTRICTED CASH

Restricted cash consists of bank demand deposits for letters of credit. These instruments are mainly used by the Group for the  purchase of imported dairy cows and whey powder.

7.	ADVANCES TO SUPPLIERS

Advances to suppliers consist primarily of advances for inventories and equipment, not delivered at the balance sheets date.  The Group utilizes advances to suppliers in an effort to keep future purchasing prices stable and consistent.

Advanced amounts are refundable if the transaction is not completed by the other party in accordance with the terms of the contract or agreement.  During the three month and nine month periods ended September 30, 2011 and 2010, no advances to suppliers were refunded in cash, and the Group has a minimal refund history.

8.	INVENTORIES, NET

The inventory amounts included in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	US$	US$
Raw materials	8,267,665	27,983,563
Work-in-progress	32,332,318	37,400,104
Finished goods	8,651,892	6,299,804
Total inventories, net	49,251,875	71,683,471

9.	OTHER RECEIVABLES

Other receivables as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	US$	US$
Advances to employees	870,249	405,941
Deposits with third parties	1,098,629	658,191
Loans to third parties (i)	4,448,135	199,674
Due from Heilongjiang Feihe Yuanshengtai Co., Ltd. (ii)	12,010,626	4,945,177
Receivables relating to VAT	1,799,491	933,136
Others	308,479	133,784
Total	20,535,609	7,275,903

(i)	These are funds lent to third parties, which are unsecured, non-interest bearing, and repayable within one year.

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

10.	ASSETS HELD FOR SALE and LIABILITIES HELD FOR SALE

On April 12, 2011, the Company entered a letter of intent with a PRC company to sell the property, plant and equipment and the land use right at Baiquan Feihe. Accordingly, the assets have been recognized as assets held for sale as of September 30, 2011. As of September 30, 2011, the Company has not entered into any definitive agreement on sales of the stated assets.

On August 1, 2011, the Company entered into the Agreement with the Purchaser to sell all of its equity interests in the Dairy Farms (Note 5). Accordingly, the assets and liabilities have been recognized as assets held for sale and liabilities held for sale as of September 30, 2011.

Assets held for sale included in the condensed consolidated balance sheets as of September 30, 2011 comprised the following:

US$
Assets of Baiquan Feihe	2,290,473
Assets of the Dairy Farms	178,092,632
Total	180,383,105

Liabilities held for sale included in the condensed consolidated balance sheets as of September 30, 2011 comprised the following:

US$
Liabilities of the Dairy Farms	44,974,768

11.	INVESTMENT IN MUTUAL FUNDS – AVAILABLE-FOR-SALE

The Group had the following investment measured at fair value as of the dates indicated:

US$
Balance as of December 31, 2010	139,294
Change in fair value	(15,618)
Balance as of September 30, 2011	123,676

The cost of the investment is $193,394, with fair value measured according to quoted prices in active markets of identical assets (Level 1, which is based upon quoted prices in active markets for identical assets and liabilities).

12.	CONSTRUCTION IN PROGRESS

Construction in progress included in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 comprised the following:

	September 30, 2011	December 31, 2010
	US$	US$
Gannan Feihe production factory facilities	44,133,050	39,208,398
Gannan Farm facilities	-	1,326,026
Kedong Farm facilities	-	1,260,399
Feihe Soybean processing facilities	448,614	1,333,098
Others	27,221	24,984
Total	44,608,885	43,152,905

$351,396 and $283,175 of interest expenses were capitalized in construction in progress for the three months ended September 30, 2011 and 2010, respectively. $940,690 and $920,964 of interest expenses were capitalized in construction in progress for the nine months ended September 30, 2011 and 2010, respectively.

13.	OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net as of September 30, 2011 and December 31, 2010 represent the Group’s exclusive right of milk supply.

	September 30, 2011	December 31, 2010
	US$	US$
Exclusive right of milk supply	-	585,671

Amortization expense for the three months ended September 30, 2011 and 2010 was $48,623 and $47,073, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was $147,377 and $140,462, respectively.

Exclusive rights of milk supply, which the Group acquired in 2009, are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the expected useful lives of 4.7 years. The Company performed impairment test relating to the intangible assets arising from its acquisition of Longjiang Feihe and determined that the carrying value of the reporting unit exceeded the fair value of the reporting unit and recorded impairment loss of $457,023 and $nil for the nine months ended September 30, 2011 and 2010, respectively.

14.	GOODWILL

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired from the Longjiang Feihe acquisition in 2009. Such amounts are not tax deductible.

The Company has performed step 1 of the goodwill impairment test relating to goodwill arising from its acquisition of Longjiang Feihe and determined that the carrying value of the reporting unit exceeded the fair value of the reporting unit. The Company recorded impairment loss of $555,387 and $nil for the nine months ended September 30, 2011 and 2010.

15.	SHORT TERM BANK LOANS

Short term bank loans included in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
	US$	US$
Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 17, 2011	-	1,361,203

Loan payable to a bank in the PRC, bearing interest at 6.65% per annum, payable with interest on maturity, due on October 10, 2011 (i)	7,839,448	7,562,237

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on August 30, 2011 (ii)	-	3,024,895

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on September 7, 2011 (iii)	-	7,562,237

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on September 14, 2011	-	5,293,566

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on September 27, 2011 (ii)	-	1,512,447

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, payable with interest on maturity, due on October 26, 2011(ii)	3,135,779	3,024,895

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, payable with interest on maturity, due on November 7, 2011	24,615,866	23,745,426

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, secured by plant and land use right, payable with interest on maturity, due on November 7, 2011	6,741,925	6,503,524

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, secured by machinery, payable with interest on maturity, due on November 17, 2011	1,411,100	1,361,203

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, secured by machinery, payable with interest on maturity, due on December 23, 2011	4,076,513	3,932,363

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, payable with interest on maturity, due on December 23, 2011	4,076,513	3,932,363

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, secured by machinery, payable with interest on maturity, due on January 25, 2012	1,411,100	-

Loan payable to a bank in the PRC, bearing interest at 6.31% per annum, secured by machinery, payable with interest on maturity, due on April 6, 2012	5,918,783	-

Loan payable to a bank in the PRC, bearing interest at 6.89% per annum, guaranteed by Feihe Dairy, payable with interest on maturity, due on August 30, 2012 (iv)	3,135,779	-

Note payable to a bank in the PRC, bearing interest at 6.89% per annum, guaranteed by Feihe Dairy, payable with interest on maturity, due on September 14, 2012 (iv)	1,567,893	-

Total	63,930,699	68,816,359

(i)
Gannan Feihe guaranteed the loans payable to a bank in the PRC for a period, beginning on July 26, 2010 and ending on the date which is two years after the maturity date or the date of repayment if earlier. The loan was extended from July 25, 2011 to October 10, 2011, bearing interest at 6.65% per annum.

(ii)
Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of two years, beginning on August 30, 2010 and ending on August 30, 2012. The maximum potential future payment amount under the terms of the guarantee is RMB20,000,000 (approximately $3,135,779) as of September 30, 2011.

(iii)
Gannan Feihe guaranteed the loans payable to a bank in the PRC for a period, beginning on September 7, 2010 and ending on the date which is two years after the maturity date or the date of repayment if earlier.

(iv)
Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period, beginning on August 30, 2011 and ending on August 30, 2012. The maximum potential future payment amount under the terms of the guarantee is RMB50,000,000 (approximately $7,839,000) as of September 30, 2011.

All of the short term bank loans are denominated in RMB and therefore subject to exchange rate fluctuations and none of them have restrictions or covenants attached.

16.	ACCRUED EXPENSES

Accrued expenses as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	US$	US$
Accrued selling expenses	4,114,847	5,885,595
Other accrued expenses	576,872	551,303
	4,691,719	6,436,898

17.	OTHER PAYABLES

Other payables as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	US$	US$
Payable for property, plant and equipment	18,949,257	23,646,734
Payable for purchase of biological assets	-	6,742,211
Payable for land use rights	986,369	1,001,325
Other tax payable	4,546,088	385,050
Deposits from distributors	2,361,634	2,057,685
Payable to Local Government (i)	1,346,033	161,076
Payable to local County Finance Bureau (ii)	313,578	2,144,650
Advance received from Yuanshengtai for purchase of biological assets	-	891,436
Dividend payable to noncontrolling interests	-	208,226
Payable to an unrelated party, due on demand	442,600	442,600
Others (iii)	3,681,326	8,276,111
Total	32,626,885	45,957,104

(i)
The Group received general funding from the local government and specific usage of the funding is to be determined by the local government. Although, no repayment terms were attached with the funds, the Group consider them to be unsecured, non-interest bearing loans from the local government that are repayable on demand.

(ii)
The Group received funding from the local County Finance Department for construction of the production facilities in the region and working capital usage. Although, no repayment terms were attached with the funds, the Group considers them to be unsecured, non-interest bearing loans from the Local County Finance Department that are repayable on demand.

(iii)	Others mainly include deposits received from logistics companies and milk collection stations, prepayment made by employees on behalf of the Group, advertising cost and other miscellaneous payables.

18.	LONG TERM BANK LOANS

Long term bank loans consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	US$	US$

Loan payable to a bank in the PRC, bearing interest at 7.47%, unsecured, guaranteed by Feihe Dairy (i), and payable on maturity. The loan commenced in October 29, 2008 and matures on October 28, 2014	-	1,552,679

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable on maturity. The loan commenced on October 29, 2008 and matures on October 28, 2014	-	4,062,434

Loan payable to a bank in the PRC, bearing interest at 7.47%, secured by biological assets, guaranteed by Feihe Dairy (i), and payable on maturity. The loan commenced on October 29, 2008 and matures on October 28, 2014	-	4,141,081

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, guaranteed by Feihe Dairy (i) and payable on maturity. The loan commenced on June 29, 2009 and matures on October 28, 2014	-	7,143,289

Loan payable to a bank in the PRC, bearing interest at 5.94%, secured by biological assets, guaranteed by Feihe Dairy (i) and payable on maturity. The loan commenced on March 27, 2009 and matures on October 28, 2014	-	3,982,274

Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by land use rights, plant and machinery. The loan commenced on December 24, 2009 and matures on December 23, 2011	2,609,090	5,036,569

Loan payable to a bank in the PRC, bearing interest at 5.76%, guaranteed by Langfang Feihe and payable on maturity. The loan commenced on December 24, 2009 and matures on December 23, 2013	8,566,825	8,575,458

Loan payable to a bank in the PRC, bearing interest at 5.96%, secured by land use right of Gannan Feihe. The loan commenced on December 24, 2010 and matures on December 23, 2013	3,488,555	3,365,195
	14,664,470	37,858,979
Less: current portion of long term bank loans	(5,865,598)	(9,756,193)
	8,798,872	28,102,786

(i)
In connection with the purchase of property, plant and equipment of Kedong Farm, Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of one year.  The loans were reclassified to liabilities held for sale due to the disposal of Kedong Farm.

19.	CAPITAL LEASE OBLIGATION

In November 2009, the Group entered a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of RMB5 million (or approximately $784,000) and require a RMB1 million (or approximately $157,000) payment on January 30th of each year after successful completion of production quality tests. The installment and trial run of the equipment had been completed by December 31, 2010, and the equipment under the capital lease is depreciated over an estimated productive life of 14 years when placed into service after passing production quality tests.  As of September 30, 2011 and December 31, 2010, the Group had $1,571,928 and $1,516,343, respectively, of equipment subject to the capital lease obligation.

Minimum future lease payments under capital leases as of September 30, 2011 were as follows:

Future payments
US$
2011	156,789
2012	156,789
2013	156,789
2014	156,789
2015	156,789
Total minimum lease payments at September 30, 2011	783,945
Less amount representing interest	(84,105)
Net present value of minimum lease payments	699,840
Current portion of capital lease obligation	(125,872)
Non-current portion of capital lease obligation	573,968

The interest rate on the capital lease is 5.31%. There was $8,882 and $9,840 in amortization of interest recorded for the three months ended September 30, 2011 and 2010, respectively. There was $26,314 and $29,363 amortization of interest recorded for the nine months ended September 30, 2011 and 2010, respectively. Accumulated amortization was $65,682 and $39,368 as of September 30, 2011 and December 31, 2010, respectively.

20.	LONG TERM DEPOSIT AND OTHER LONG TERM LOAN

Other long term loan reflects a loan the Company obtained to make the payment of the first installment of redeemable common stock to Sequoia (Note 22) on April 27, 2011. As the Company did not have enough US dollars to redeem the redeemable common stock, the Company entered into an agreement with a group of overseas third party companies to borrow a total amount of $16.4 million. The loan is interest free with a period of two years starting from the day when the Company received the loan.

As a security for the loan, the Company deposited a total amount of RMB159.4 million (equivalent to $25.0 million) with two domestic companies designated by the oversea third party companies. The deposit will not be returned to the Company until the Company pays the loan of $16.4 million in full.

21.	RELATED PARTY TRANSACTIONS

Due from/to related parties included in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 comprised the following:

	September 30, 2011	December 31, 2010
Due from related parties:
Due from directors of the Group	51,655	52,735
Due from related companies	3,732,925	1,754,154
Total	3,784,580	1,806,889

	September 30, 2011	December 31, 2010
	US$	US$
Due to related parties:
Due to directors of the Group	41,698	30,249
Due to related companies	30,767	610
Loan payable to a related party	50,172	48,398
Total	122,637	79,257

Due from/to Directors of the Group

As part of normal business operations, directors of the Group will from time to time incur routine expenses on behalf of the Group, or receive general advances from the Group for settlement of Group expenses, such as travel, meals and other business expenses.  The amounts advanced are settled periodically throughout the period and amounts outstanding at period end are short term in nature and due on demand.  During the three month period ended September 30, 2011, advances to directors aggregated to $55,438 and repayments from directors aggregated to $47,037.  During the three month period ended September 30, 2010, advances to directors aggregated to $19,813 and repayments from directors aggregated to $18,968.  During the nine month period ended September 30, 2011, advances to directors aggregated to $173,269 and repayments from directors aggregated to $174,349.  During the nine month period ended September 30, 2010, advances to directors aggregated to $36,594 and repayments from directors aggregated to $45,516.

As of September 30, 2011 and December 31, 2010, the Group had the following balances due from its directors:

	September 30, 2011	December 31, 2010
	US$	US$
Leng You-Bin	31,358	34,466
Liu Hua	20,297	18,269
Total	51,655	52,735

As of September 30, 2011 and December 31, 2010, the Group had the following balances due to its directors:

	September 30, 2011	December 31, 2010
	US$	US$
Leng You-Bin	31,358	30,249
Liu Sheng-Hui	10,340	-
Total	41,698	30,249

Due from/to related companies

For the three and nine months ended September 30, 2011 and 2010, the Group made sales of goods to the following related companies:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	US$	US$	US$	US$
Tangshan Feihe Trading Company	-	-	-	1,549,572
Dalian Hewang Trading Company	67,658	77,754	165,591	174,498
Feihe Fulaien Trading Company (i)	3,329,583	-	3,329,583	-
Total	3,397,241	77,754	3,495,174	1,724,070

As of September 30, 2011 and December 31, 2010, the Group had the following balances due from its related companies:

	September 30, 2011	December 31, 2010
	US$	US$
Tangshan Feihe Trading Company	1,791,052	1,727,719
Qinhuangdao Feihe Trading Company	27,404	26,435
Feihe Fulaien Trading Company (i)	1,914,469	-
Total	3,732,925	1,754,154

(i)	A company managed by the management of the Company's subsidiary.

The above related companies are owned by relatives of Leng You-Bin, the Chairman, chief executive officer, president and general manager of the Company.

Loan payable to related parties

The Group has an outstanding loan payable to a charitable organization established by Leng You-Bin for underprivileged children in the Heilongjiang province of the PRC of $50,172 and $48,398 as of September 30, 2011 and December 31, 2010, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

See Note 22 regarding the issuance of shares to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees.

22.  REDEEMABLE COMMON STOCK

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

On February 1, 2011, the Company entered into a redemption agreement (the “Redemption Agreement”) with Sequoia, pursuant to which the Company agreed to redeem and purchase from Sequoia an aggregate of 2,625,000 shares (the “Shares”) of the Company’s common stock. Pursuant to the Redemption Agreement, the Company agreed to redeem the Shares in four equal installments on or around March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012 (each, a “Closing Date”), for an aggregate payment of $65,079,979. On April 27, 2011, the Company paid $16.1 million to Sequoia as the first installment payment to redeem 656,250 shares of common stock. The outstanding liability of redeemable common stock was $48,952,255 as of September 30, 2011.

23. SHARE-BASED COMPENSATION

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

The fair value of the option awards were estimated on the date of grant using the Black-Scholes option valuation model to be $22,106,218, of which $335,002 and $647,839 was recorded as compensation expense in general and administrative expenses in the three months ended September 30, 2011 and 2010, respectively, and of which $1,005,005 and $1,943,517 was recorded as compensation expense in general and administrative expenses in the nine months ended September 30, 2011 and 2010, respectively. The valuation was based on the assumptions noted in the following table.

Expected volatility	74.94%
Expected dividends	0%
Expected term (in years)	5.25
Risk-free rate	2.27%

On October 15, 2009, an option to purchase 50,000 shares was granted to an employee that vested on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and had an exercise price of $16 and a contractual life of 4 years.  The fair value of the option award was estimated on the date of grant using the Black-Scholes option valuation model to be $1,103,400, of which $nil and $278,913 was recorded as compensation cost in the three months ended September 30, 2011 and 2010, respectively, and of which $nil and $833,679 was recorded as compensation expense in general and administrative expenses in the nine months ended September 30, 2011 and 2010, respectively. The valuation was based on the assumptions noted in the following table.

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

The fair value of the option awards were estimated on the date of grant using the Black-Scholes option valuation model to be $565,900, of which $30,821 and $32,329 was recorded as compensation expense in general and administrative expenses during the three months ended September 30, 2011 and 2010, respectively, and of which $92,465 and $96,987 was recorded as compensation expense in general and administrative expenses in the nine months ended September 30, 2011 and 2010, respectively.  The valuation was based on the assumptions noted in the following table.

Expected volatility	83%
Expected dividends	0%
Expected term (in years)	5.25
Risk-free rate	2.59%

On August 27, 2010, options to purchase 84,000 shares were granted to directors of the Company for their services provided for the period from August 1, 2010 through July 31, 2011.  The options vested in four equal amounts on each three-month anniversary of the grant date until all such shares are fully vested. The options have an exercise price of $7.25 and a contract life of 2 years. The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $164,500, of which $6,055 and $nil was recorded as compensation cost in the three months ended September 30, 2011 and 2010, respectively, and of which $61,010 and $nil was recorded as compensation expense in general and administrative expenses in the nine months ended September 30, 2011 and 2010, respectively.  The valuation was based on the assumptions noted in the following table.

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

The fair value of the option award was estimated on the date of grant using the Black-Scholes option valuation model to be $6,643,504, of which $488,328 and $nil was recorded as compensation cost in the three months ended September 30, 2011 and 2010, respectively, and of which $488,328 and $nil was recorded as compensation expense in general and administrative expenses in the nine months ended September 30, 2011 and 2010, respectively.  The valuation was based on the assumptions noted in the following table.

Expected volatility	77%
Expected dividends	0%
Expected term (in years)	5.	15
Risk-free rate	2.60%

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

Expected volatility	90.7%
Expected dividends	0%
Expected term (in years)	2.	5
Risk-free rate	2.7%

A summary of option activity under the 2009 Plan and 2003 Plan as of September 30, 2011 and movement during the nine months then ended are as follow:

	Options	Weighted average grant date fair value	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$	US$
Outstanding as of January 1, 2011	856,245	10.45	15.84	71,190	3.97
Granted	1,332,000	5.22	8.32	-	6.0
Exercised	-	-	-	-	-
Forfeited or expired	(122,000)	13.19	13.64	-	1.42
Outstanding as of September 30, 2011	2,066,245	6.92	11.12	-	4.92
Exercisable as of September 30, 2011	84,000	1.96	7.25	-	0.89

A summary of the status of the Company’s non-vested options as of September 30, 2011 and movements during the nine months then ended are as follow:

	Options	Weighted average grant date fair value
		US$
Non-vested as of January 1, 2011	713,245	10.24
Granted	1,332,000	5.22
Vested	(63,000)	1.96
Forfeited or expired	-	-
Non-vested as of September 30, 2011	1,982,245	7.13

As of September 30, 2011, there was $9,291,731 of unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plan and the 2003 Plan.  The cost is expected to be recognized over various periods ranging from 10 months to 36 months.

Warrants

As of September 30, 2011, the Company had 237,937 warrants outstanding with a weighted average remaining contractual life of 1 years and a weighted average exercise price of $14.50. The warrants will expire on October 4, 2012.

During the three and nine months ended September 30, 2011 and 2010, no warrants were exercised.

Common Stock

On August 1, 2011, the Company issued 35,000 shares of common stock at market value of $280,350, to its directors for services rendered to the Company as members of the Board for the period from August 1, 2010 through July 31, 2011.

24.  COMMITMENTS AND CONTINGENCIES

Capital commitments for purchase of property, plant and equipment as of September 30, 2011 were $2,675,572. The Group has certain purchase commitments of $7,090,658 over nine years relating to packaging materials in connection with the capital lease obligation disclosed in Note 19.

25.  SEGMENTS

The segment information for the operating segments for the three months ended September 30, 2011 was as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	75,372,031	-	-	75,372,031
Segment income tax expenses (benefits)	2,546,238	-	(29)	2,546,209
Segment income (loss) before income tax	6,902,504	-	(1,369,170)	5,533,334
Segment assets	350,119,117	178,092,632	111,474,389	639,686,138

The segment information for the operating segments for the three months ended September 30, 2010 was as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	61,468,673	-	-	61,468,673
Segment income tax expenses (benefits)	27,151	-	(238,629)	(211,478)
Segment loss before income tax	3,184,686	-	(1,109,323)	2,075,363
Segment assets	504,671,089	164,054,787	191,784,303	860,510,179

The segment information for the operating segments for the nine months ended September 30, 2011 was as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	205,920,601	-	-	205,920,601
Segment income tax expenses	5,178,383	-	205	5,178,588
Segment income (loss) before income tax	20,270,504	-	(2,526,946)	17,743,558
Segment assets	350,119,117	178,092,632	111,474,389	639,686,138

The segment information for the operating segments for the nine months ended September 30, 2010 was as follows:

	Dairy products	Dairy farms	Corporate	Total
	US$	US$	US$	US$
Revenues from external customers	195,374,187	-	-	195,374,187
Segment income tax expenses	523,814	-	208,329	732,143
Segment loss before income tax	578,187	-	(5,345,092)	(4,766,905)
Segment assets	504,671,089	164,054,787	191,784,303	860,510,179

A reconciliation of operating segment revenue assets to the Group’s totals was as follows:

	Three months ended September 30,
	2011	2010
Revenues	US$	US$
Total revenues for operating segments	75,372,031	61,468,673
Elimination of intersegment revenues	-	-
Total consolidated revenues	75,372,031	61,468,673

	Nine months ended September 30,
	2011	2010
Revenues	US$	US$
Total revenues for operating segments	205,920,601	195,374,187
Elimination of intersegment revenues	-	-
Total consolidated revenues	205,920,601	195,374,187

	September 30, 2011	December 31, 2010
Assets	US$
Total assets for operating segments	639,686,138	874,738,492
Elimination of investment	(121,422,247)	(120,808,394)
Elimination of intercompany receivables	(22,642,893)	(289,620,816)
Total consolidated assets	495,620,998	464,309,282

The Dairy Farms are reported as discontinued operations as of September 30, 2011 (Note 5) and the Company will only have one operating segment upon the completion of the transaction.

26.  SUBSEQUENT EVENTS

The Company evaluated all events subsequent to the balance sheet date (September 30, 2011) until the date these condensed consolidated financial statements were issued.

Repayment to Sequoia

On October 27 and 28, 2011, the Company paid $16.3 million, including $15.8 million together with interest accruing thereon at the rate of 1.5% per annum, compounded annually from August 27, 2009 until October 28, 2011, to Sequoia in redemption of 656,250 shares of redeemable common stock pursuant to the Redemption Agreement with Sequoia (see Note 22).

Baiquan Feihe Assets Purchase Agreement

On October 28, 2011, the Company entered into an Assets Purchase Agreement with a PRC individual, Mao Haifeng, to sell all of the property, plant, equipments and prepaid lease at Baiquan Feihe, which has been recognized as assets held for sale, for an aggregate purchase price of RMB15 million (approximately $2.4 million) (see Note 10).

First Amendment to the Equity Purchase Agreement for the Dairy Farms

On October 31, 2011, the Company, Jinyan Ma and the Purchaser entered into the First Amendment to the Agreement (the “Amendment”).  The Amendment removed certain contractual rights from the Agreement, including the right to appoint a financial supervisor and the right to appoint a controlling director to each of the Dairy Farms’ boards of directors. (See Note 5).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report.

Overview

We are a leading producer and distributor of milk powder, soybean powder, and related dairy products in the People’s Republic of China, or the PRC.  Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns.  We have over 200 company-owned milk collection stations, seven production and distribution facilities with an aggregate milk powder production capacity of approximately 1,950 tons per day, and an extensive distribution network that reaches over 80,000 retail outlets throughout China.

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

•
Production Capacity. We believe much of the dairy market in China is still underserved, particularly with respect to infant formula.  In addition, since the melamine crisis in 2008, we have expanded the production capabilities at our Gannan facility and added the production facility in Longjiang to our current production capabilities, which is currently under expansion that we expected to be completed before the end of 2011. Accordingly, we believe that the ability to increase production of high quality dairy products will allow well-positioned companies to significantly increase revenues and market share.

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

On August 1, 2011, we entered into an Equity Purchase Agreement with Haerbin City Ruixinda Investment Company Ltd., or the Purchaser, to sell all of our equity interests in two dairy farms we previously operated for an aggregate purchase price of approximately $133.1 million, comprised of approximately $18.0 million in cash and six equal quarterly deliveries of raw milk in an aggregate value of approximately $115.1 million.  In addition to these deliveries, we have exclusive rights to purchase raw milk from these two farms at prevailing market prices for an unlimited time period.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Sales	75,372	61,469	205,921	195,374
Cost of goods sold	(47,898)	(36,267)	(124,488)	(113,925)
Gross profit	27,474	25,202	81,433	81,449
Operating expenses:
Sales and marketing expenses	(18,189)	(18,669)	(54,013)	(76,458)
General and administrative expenses	(5,609)	(5,863)	(16,364)	(17,676)
Impairment of goodwill	(555)	-	(555)	-
Impairment of other intangible assets	(457)	-	(457)	-
Other operating income, net	507	39	3,366	341
Operating income (loss)	3,171	709	13,410	(12,344)
Other income (expenses)	2,362	1,367	4,333	7,577
Income tax (expenses) benefits	(2,546)	211	(5,178)	(732)
Income (loss) from continuing operations	2,987	2,287	12,565	(5,499)
(Loss) income from discontinued operations	(1,970)	1,358	(1,630)	(6,104)
Net income (loss)	1,017	3,645	10,935	(11,604)
Net (income) loss attributable to noncontrolling interests	(544)	(68)	(599)	140
Net income (loss) attributable to common shareholders of Feihe International, Inc.	473	3,577	10,336	(11,464)

Comparison of Three Month Periods Ended September 30, 2011 and 2010

Sales

Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products.  Sales increased by approximately $13.9 million, or 22.6%, from approximately $61.5 million for the three month period ended September 30, 2010 to approximately $75.4 million for the three month period ended September 30, 2011.  This increase was primarily attributable to an increase in sales of milk powder of approximately $14.6 million and an increase in sales of raw milk powder of approximately $2.5 million.  This increase was offset in part by a decrease in sales of soybean powder of approximately $2.4 million.  Our sales in the three month period ended September 30, 2011 increased sequentially by approximately 19.9%, from approximately $62.9 million in the second quarter of 2011, primarily reflecting an increase in our sales of raw milk powder and improved sales of our high margin infant formula milk powder, particularly our premium Feifan series and our super-premium AstroBaby series launched in the third quarter of 2010. We are also continuing our strategy to increase sales at our existing retail sales points, as well as our commitment to improve the effectiveness of all functions of our operations.

The following table sets forth information regarding the sales of our principal products during the three month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010			Three Months Ended September 30, 2011 Over 2010
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)%
Milk powder	5,101	55,460	73.6	4,641	40,909	66.6	460	14,551	35.6
Raw milk powder	4,419	16,869	22.4	4,223	14,384	23.4	196	2,485	17.3
Soybean powder	637	1,583	2.1	724	3,945	6.4	(87)	(2,362)	(59.9)
Rice cereal	163	972	1.3	147	916	1.5	16	56	6.1
Walnut products	8	48	0.1	62	414	0.7	(54)	(366)	(88.4)
Other	73	440	0.5	33	901	1.4	40	(461)	(51.2)
Total	10,401	75,372	100	9,830	61,469	100	571	13,903	22.6

In the three month period ended September 30, 2011, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	Three Months Ended September, 30
	2011	2010
Sales revenues (in thousands)	$75,372	$61,469
Total sales volume (kilograms in thousands)	10,401	9,830
Average selling prices/kilogram	$7.25	$6.25

The increase in average sales price per kilogram, as reflected in the table, is primarily attributable to an increase in sales prices of milk powder, a higher margin product, and raw milk powder.  The following table reflects the average sales price per kilogram by product for the three month period ended September 30, 2011 and 2010, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Three Months Ended September 30		Percentage
Product name	2011	2010	Change
Milk powder	$10.87	$8.81	23.4
Raw milk powder	3.82	3.41	12.0
Soybean powder	2.49	5.45	(54.3)
Rice cereal	5.96	6.23	(4.3)
Walnut products	6.00	6.68	(10.2)
Other	6.03	27.30	(77.9)
Average selling price per kilogram	$7.25	$6.25	(16.0)

The average selling price per kilogram of milk powder increased by 23.4% from $8.81 in the three month period ended September 30, 2010 to $10.87 in the three month period ended September 30, 2011.  This increase was primarily attributable to fewer promotional activities, including provisions of sales discounts to distributors and decreased display fees, which were deducted from gross sales, and the increase in sales of high end milk powder. The average selling price per kilogram of raw milk power increased by 12.0%, from $3.41 in the three month period ended September 30, 2010 to $3.82 in the three month period ended September 30, 2011.

Cost of Goods Sold

Our cost of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs and shipping and handling costs for the products sold.  Cost of goods sold increased approximately $11.6 million, or 32.1%, from approximately $36.3 million for the three month period ended September 30, 2010 to approximately $47.9 million for the three month period ended September 30, 2011.  This increase was primarily attributable to general increases in the cost of raw milk and added nutrients, as well as increases in our sales volume.

Gross Profit Margin

Our gross profit margin decreased from 41.0% for the three month period ended September 30, 2010 to 36.5% for the three month period ended September 30, 2011. This decrease was primarily attributable to general increases in the cost of raw milk and added nutrients. We plan to continue our efforts to expand our sales of higher margin products and strengthen our premium quality brand awareness, enhance market recognition of our secured raw milk sources, and improve the efficiency of our distribution network.

Operating Expenses

Our total operating expenses consist primarily of sales and marketing expenses, general and administrative expenses, and impairment of goodwill and other intangible assets.  Our total operating expenses increased by approximately $0.3 million, or 1.1%, from approximately $24.5 million in the three month period ended September 30, 2010 to approximately $24.8 million in the three month period ended September 30, 2011. This increase was primarily attributable to an increase in impairment of goodwill of approximately $0.6 million and an increase in impairment of other intangible assets of approximately $0.4 million. The increase was offset by a decrease of approximately $0.5 million, or 2.6%, in sales and marketing expenses from approximately $18.7 million for the three month period ended September 30, 2010 to approximately $18.2 million for the three month period ended September 30, 2011, and a decrease of approximately $0.3 million, or 4.4%, in general and administrative expenses from approximately $5.9 million for the three month period ended September 30, 2010 to approximately $5.6 million for the three month period ended September 30, 2011. The decreased sales and marketing expenses primarily related to a decrease in advertisement fees and staff cost in our sales department, which was offset in part by an increase in promotional fees, and also reflected our efforts to improve the effectiveness of our selling expenses for the three month period ended September 30, 2011.  The decreased general and administrative expenses primarily related to a decrease in travelling expenses and entertainment expenses which reflected a stricter expenditure control.

Operating Income (Loss)

As a result of the foregoing, we had operating income of approximately $3.2 million in the three month period ended September 30, 2011, representing an increase of approximately $2.5 million, as compared to an operating income of approximately $0.7 million in the three month period ended September 30, 2010.

Other Income (Expenses)

Our other income (expenses) consists primarily of interest income, interest and finance costs and government subsidy.  Other income (expenses) increased approximately $0.9 million, or 72.1%, from approximately $1.4 million for the three month period ended September 30, 2010 to approximately $2.3 million for the three month period ended September 30, 2011.  The increase was primarily attributable to an increase in government subsidy of approximately $1.7 million, or 94.9%, from approximately $1.7 million for the three month period ended September 30, 2010 to approximately $3.4 million for the three month period ended September 30, 2011, and an increase in interest and finance costs of approximately $0.7 million, or 143.6%, from approximately $0.4 million for the three month period ended September 30, 2010 to approximately $1.1 million for the three month period ended September 30, 2011.

Income Tax (Expenses) Benefits

We are subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC. We recorded an income tax expense of approximately $2.5 million for the three months ended September 30, 2011 and an income tax benefit of approximately $0.2 million for the three months ended September 30, 2010. The increase in income tax expense was primarily due to the increase in profits of Heilongjiang Feihe, which is one of our major operating entities, partially offset by our forgiveness of receivables from our discontinued operations for the current year in connection with the sale of the two dairy farms we previously operated.

As of September 30, 2011, unrecognized tax benefits were approximately $5.2 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $3.2 million as of September 30, 2011. As of September 30, 2010, unrecognized tax benefits were approximately $5.0 million.  The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate was $3.2 million as of September 30, 2010.

We cumulatively accrued approximately $1.7 million and $1.5 million for estimated interest and penalties related to unrecognized tax benefits as of September 30, 2011 and September 30, 2010, respectively. For the three months ended September 30, 2011 and September 30, 2010, we recorded $137,000 and $153,000 of estimated interest and penalties, respectively.

Income (Loss) from Discontinued Operations

The two dairy farms we previously operated are reported as discontinued operations in our consolidated financial statements.  Income (loss) from discontinued operations, net of tax, decreased approximately $3.4 million, or 242.9%, from an income of approximately $1.4 million for the three month period ended September 30, 2010 to a loss of approximately $2.0 million for the three month period ended September 30, 2011. The decrease was primarily attributable to a write-down of the value of assets held for sale of $4.5 million to their recoverable value associated with the disposal of the two dairy farms, which was offset in part by an increase in the profitability of the two farms of approximately $0.2 million, or 14.3%, from approximately $1.4 million for the three month period ended September 30, 2010 to $1.6 million for the three month period ended September 30, 2011.

Comparison of Nine Month Periods Ended September 30, 2011 and 2010

Sales

Sales increased by approximately $10.5 million, or 5.4%, from approximately $195.4 million for the nine month period ended September 30, 2010 to approximately $205.9 million for the nine month period ended September 30, 2011.  This increase was primarily attributable to increased sales of milk powder of approximately $16.7 million, offset in part by a decrease in sales of raw milk powder of approximately $2.2 million and a decrease in sales of soybean powder of approximately $2.6 million. The increase in sales primarily reflected our efforts to improve the sales of our high margin infant formula milk powder, particularly our Feifan series and our premium AstroBaby series launched in the third quarter of 2010. We are also continuing our strategy to increase sales at our existing retail sales points, as well as our commitment to improve the effectiveness of all functions of our operations.

The following table sets forth information regarding the sales of our principal products during the nine month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2011 Over 2010
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)%
Milk powder	15,544	157,423	76.4	18,009	140,742	72.0	(2,465)	16,681	11.9
Raw milk powder	9,730	38,199	18.6	11,351	40,417	20.7	(1,621)	(2,218)	(5.5)
Soybean powder	3,157	5,480	2.7	4,278	8,092	4.1	(1,121)	(2,612)	(32.3)
Rice cereal	461	2,945	1.4	544	3,439	1.8	(83)	(494)	(14.4)
Walnut products	94	616	0.3	200	1,148	0.6	(106)	(532)	(46.3)
Other	222	1,257	0.6	64	1,536	0.8	158	(279)	18.2
Total	29,208	205,920	100	34,446	195,374	100	(5,238)	10,546	5.4

In the nine month period ended September 30, 2011, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	2011	2010
Sales revenues (in thousands)	$205,920	$195,374
Total sales volume (kilograms in thousands)	29,208	34,446
Average selling prices/kilogram	$7.05	$5.67

The increase in average sales price per kilogram, as reflected in the table, is primarily attributable to an increase in sales prices of milk powder, a higher margin product, and of raw milk powder. The following table reflects the average sales price per kilogram by product for the nine month period ended September 30, 2011 and the nine month period ended September 30, 2010, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Nine Months Ended September 30		Percentage
Product name	2011	2010	Change
Milk powder	$10.13	$7.82	29.5
Raw milk powder	3.93	3.56	10.4
Soybean powder	1.74	1.89	(7.9)
Rice cereal	6.39	6.32	1.1
Walnut products	6.55	5.74	14.1
Other	5.66	24.0	(76.4)
Average selling price per kilogram	$7.05	$5.67	24.3

The average selling price per kilogram of milk powder increased by 29.5% from $7.82 in the nine month period ended September 30, 2010 to $10.13 in the nine month period ended September 30, 2011.  This increase was primarily attributable to fewer promotional activities, including a decrease in sales discounts provided to distributors and decreased display fees, which were deducted from gross sales, and an increase in sales of high-end milk powder product, which has a higher selling price and gross profit margin. The average selling price per kilogram for raw milk powder increased by 10.4%, from $3.56 in the nine month period ended September 30, 2010 to $3.93 in the nine month period ended September 30, 2011.

Cost of Goods Sold

Cost of goods sold increased approximately $10.6 million, or 9.3%, from approximately $113.9 million for the nine month period ended September 30, 2010 to approximately $124.5 million for the nine month period ended September 30, 2011.  This increase was primarily attributable to general increases in the cost of raw milk and added nutrients.

Gross Profit Margin

Our gross profit margin decreased from 41.7% for the nine month period ended September 30, 2010 to 39.6% for the nine month period ended September 30, 2011. This decrease was primarily attributable to a general increases in the cost of raw milk and added nutrients.

Operating Expenses

Our total operating expenses decreased by approximately $22.7 million, or 24.2%, from approximately $94.1 million in the nine month period ended September 30, 2010 to approximately $71.4 million in the nine month period ended September 30, 2011. This decrease was primarily attributable to a decrease of approximately $22.4 million, or 29.4%, in sales and marketing expenses from approximately $76.4 million for the nine month period ended September 30, 2010 to approximately $54.0 million for the nine month period ended September 30, 2011, and a decrease of approximately $1.3 million, or 7.4%, in general and administrative expenses from approximately $17.7 million for the nine month period ended September 30, 2010 to approximately $16.4 million for the nine month period ended September 30, 2011.  The decreased sales and marketing expenses primarily related to a decrease in advertisement fees, staff cost and promotional fees, and also reflected our efforts to improve the effectiveness of our selling expenses for the nine month period ended September 30, 2011. Decreased general and administrative expenses primarily related to a decrease in share-based compensation expenses, which was offset in part by an increase in professional service fees.

Operating Income (Loss)

As a result of the foregoing, we had operating income of approximately $13.4 million in the nine month period ended September 30, 2011, representing an increase of approximately $25.7 million, as compared to an operating loss of approximately $12.3 million in the nine month period ended September 30, 2010.

Other Income (Expenses)

Other income decreased approximately $3.3 million, or 42.7%, from approximately $7.6 million for the nine month period ended September 30, 2010 to approximately $4.3 million for the nine month period ended September 30, 2011.  The decrease was primarily attributable to a decrease in government subsidy of approximately $1.8 million, or 19.3%, from approximately $9.2 million for the nine month period ended September 30, 2010 to approximately $7.4 million for the nine month period ended September 30, 2011, and an increase in interest and finance costs of approximately $1.6 million, or 111.2%, from approximately $1.5 million for the nine month period ended September 30, 2010 to approximately $3.1 million for the nine month period ended September 30, 2011.

Income (Loss) from Discontinued Operations

Loss from discontinued operations, net of tax, decreased approximately $4.5 million, or 73.8%, from approximately $6.1 million for the nine month period ended September 30, 2010 to approximately $1.6 million for the nine month period ended September 30, 2011. The decrease was primarily attributable to a decrease of loss on disposal of cattle, which resulted in an increase in the profitability of the two dairy farms offset in part by a write-down of assets held for sale.

Income Tax Expenses

We recorded an income tax expense of approximately $5.2 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in income tax expense was primarily due to the increase in profits of Heilongjiang Feihe.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We had a working capital of approximately $24.9 million as of September 30, 2011, compared to a working capital deficiency of approximately $59.3 million as of December 31, 2010. We have significant cash commitments in the upcoming year, including maturity of short term bank loans and the current portion of long term bank loans of $69.8 million and redemption of redeemable common stock of $31.5 million plus interest. However, we believe we will be able to refinance much of our short-term bank loans when they become due and intend to do so.  In the first three quarters of 2011, we refinanced short-term bank loans upon maturity and borrowed additional funds under new short-term bank loans.  In addition, we have also taken steps to reduce our operating expenses.  Accordingly, we believe that our cash generated from operations, existing cash, ability to draw down on unutilized credit lines, and reduced cash needs for operating expenditures will be sufficient to fund our expected cash flow requirements for at least next 12 months, including the cash payments for the redemption of our redeemable common stock and planned capital expenditures.

Cash Flows

We had retained earnings of approximately $72.1 million as of September 30, 2011 and $60.7 million as of December 31, 2010.  As of September 30, 2011, we had cash and cash equivalents of approximately $14.1 million and total current assets of approximately $300.4 million.  As of September 30, 2011, we had a working capital of approximately $24.9 million.

Our summary cash flow information is as follows:

	Nine Months Ended September 30
Net cash provided by (used in):	2011	2010
	($ in thousands)
Operating activities	38,291	21,657
Investing activities	(4,853)	(25,147)
Financing activities	(37,442)	(23,236)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased approximately $16.6 million, from approximately $21.7 million for the nine month period ended September 30, 2010 to approximately $38.3 million for the nine month period ended September 30, 2011. This increase primarily reflected the following changes in working capital items:

•	Increase in income from continuing operations of approximately $18.1 million, reflecting our strengthened profitability as discussed above;

•	Increase in trade receivable of approximately $16.2 million, reflecting our increased sales, compared to lower trade receivables and lower sales in the nine months ended September 30, 2010;

•	Decrease in trade payable of approximately $15.7 million, reflecting our efforts to pay vendors in a shorter period;

•
Increase in other receivables of approximately $15.6 million, primarily due to the increase of balance due from Heilongjiang Feihe Yuanshengtai Co., Ltd. in connection with our purchases of cattle and certain equipment;

•	Decrease in inventory of approximately $33.9 million, reflecting our efforts to improve inventory turnover;

•	Decrease in advances from customers of approximately $15.3 million, reflecting our more efficient completion of sales of raw milk powder;

•	Decrease in other payables of approximately $7.3 million, primarily due to our paying more other taxes; and

•	Increase in net cash provided by discontinued operations of approximately $16.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities primarily relates to our bank loans and expenditures associated with our construction of new facilities.  Net cash used in investing activities decreased approximately $20.2 million, from approximately $25.1 million for the nine month period ended September 30, 2010 to approximately $4.9 million for the nine month period ended September 30, 2011.  This decrease was primarily attributable to a decrease of approximately $8.6 million in purchase of property, plant and equipment, a decrease of approximately $4.6 million in restricted cash and an increase in of approximately $16.7 million in proceeds from disposal of subsidiaries, offset by an increase of approximately $9.6 million in cash used in discontinued operations relating to purchase of property, plant and equipment and biological assets.

Net Cash Used in Financing Activities

Net cash used in financing activities increased approximately $14.2 million, from approximately $23.2 million for the nine month period ended September 30, 2010 to approximately $37.4 million for the nine month period ended September 30, 2011.  This increase was primarily attributable to an increase of approximately $24.7 million in payment for long term deposit associated with our financing of the redemption of Sequoia’s shares, a decrease in proceeds of short term bank loans of approximately $9.9 million and a decrease in cash provided by discontinued operations of approximately $7.5 million.  This increase was offset in part by proceeds from other long term loans of approximately $16.4 million associated with our financing of the redemption of Sequoia’s shares, as well as increases in repayment of short term bank loans of approximately $27.2 million and repayment of long term bank loans of approximately $4.5 million.

Outstanding Indebtedness

Redemption Obligation

In August 2009, pursuant to a subscription agreement, we issued 2,100,000 shares of our common stock to Sequoia for an aggregate purchase price of $63.0 million. Because we did not meet certain earnings per share targets for 2009, we issued 525,000 additional shares to Sequoia pursuant to the subscription agreement. In February 2011, we entered into a redemption agreement with Sequoia to redeem and repurchase the 2,625,000 shares issued pursuant to the subscription agreement in four equal installments on or around March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, for an aggregate payment of approximately $65 million.  In April 2011 and October 2011, we paid Sequoia approximately $16.1 million and $16.3 million, respectively, to redeem an aggregate of 1,312,500 shares of common stock. The outstanding liability of redeemable common stock was $48,952,255 as of September 30, 2011.  All shares of our common stock we redeem constitute authorized but unissued shares.

Short and Long Term Loans Payable

As of September 30, 2011, we had short term bank loans of approximately $63.9 million and long term bank loans of approximately $14.7 million from PRC banks. Our bank loans do not contain financial covenants. During both the three and nine month periods ended September 30, 2011, the largest aggregate amount of short term bank loans was approximately $77.3 million. The maturity dates of the short term bank loans outstanding from PRC banks as of September 30, 2011 ranged from October 10, 2011 to September 14, 2012. All short term bank loans that have become due have been refinanced or repaid. During both the three and nine month periods ended September 30, 2011, the largest aggregate amount of long term bank loans was approximately $39.2 million. The maturity dates of the long term bank loans outstanding from PRC banks as of September 30, 2011 ranged from December 23, 2011 to December 23, 2013. The weighted average annual interest rate on short term bank loans and long term bank loans from PRC banks outstanding as of September 30, 2011 was 5.7% and 5.8%, respectively. The loans were secured by pledges of certain property, plant and equipment held by our subsidiaries or by guarantees of certain of our subsidiaries. Our ability to incur additional secured indebtedness depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors.

Line of Credit

We have a one year, unsecured line of credit with a bank of approximately $106 million (RMB677 million) scheduled to expire in the last fiscal quarter of 2011. The line of credit entitles us to draw demand loans for general corporate purposes. If we were to draw on the line of credit, interest would be a base rate established by the People’s Bank of China on the unpaid principal amount. As of September 30, 2011, there were borrowings of approximately $25 million under the line of credit. The net availability of the line of credit was approximately $81 million as of September 30, 2011. During the three month period ended September 30, 2011, the largest aggregate amount borrowed under the line of credit was approximately $25 million.

Equipment Financing

We have a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of approximately $784,000 and require a payment of approximately $157,000 on January 30th of each year after successful completion of production quality tests. The equipment is depreciated over its estimated productive life of 14 years. As of each of September 30, 2011 and December 31, 2010, we had approximately $1.5 million of equipment under construction subject to the capital lease obligation.

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

Estimates of allowances for bad debts – We periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances. We perform this review quarterly, and in determining the allowances, a number of factors are considered, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry. As a result of this review and collection of older receivables, we have reduced our estimated allowance for bad debts by $66,804 for the nine months ended September 30, 2011 and increased it by $68,860 for the nine months ended September 30, 2010. Although our write-offs of bad debts have been minimal in recent years and we had no write-offs in the nine months ended September 30, 2011, events and circumstances could occur that would require that we increase our allowance in the future.

Estimate of the useful lives of property, plant and equipment – We estimate the useful lives and residual values of our property, plant and equipment and biological assets. We also review property, plant and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition. We recognized no impairments in the periods ended September 30, 2011 and 2010.

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

Goodwill – We review the carrying value of intangible assets not subject to amortization, including goodwill, annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.

Specifically, goodwill impairment is determined using a two-step process. The first step compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow analysis.

We currently have ten reporting units and only one reporting unit carries assigned goodwill: Gannan Feihe. We perform annual impairment test on December 31 on this reporting unit. We recognize a goodwill impairment loss in our statements of operations when the carrying amount of goodwill exceeds its implied fair value based on discounted cash flows. These analyses require management to make assumptions and to apply judgment, including forecasting future sales, expenses, and discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. In the past several months the price of the stock decreased significantly, which indicated its fair value may be below its carrying value. Accordingly, in the third quarter of 2011, we recognized an impairment loss of $555,387 for goodwill and $457,023 for intangible assets.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed. Revenue is shown net of sales returns, which amounted to less than 0.8% of total sales for the nine months ended September 30, 2011 and 2010, respectively, and net of sales discounts, which is determined based on our distributors’ sales volumes.

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

The fair value of awards is amortized over the requisite service period, except for 2,073,190 options granted in May 2009 that vest upon performance conditions. For such performance based awards, we assess the probability of meeting such conditions in order to determine the compensation cost to be recognized. For nine months ended September 30, 2011 and 2010, we determined that it was improbable for the performance targets to be met for the performance awards. Total compensation expense recognized in general and administrative expenses for the nine months ended September 30, 2011 and 2010, were approximately $1.9 million and $1.9 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest in fixed and variable income investments classified as cash and cash equivalents and short-term investments.  Our cash and cash equivalents are placed primarily in demand deposits, with maturities of three months or less and short-term investments are mutual funds.  Our borrowings bear fixed interest rates.  As of September 30, 2011, we had short term loans of approximately $63.9 million and long term loans of approximately $14.7 million from PRC banks, the weighted average interest rates on our outstanding short term bank loans and long term loans was 5.7% and 5.8%, respectively, and we paid interest expenses of approximately $2.8 million and $0.9 million on our short and long term loans during the nine months ended September 30, 2011, respectively. If interest rates on our short and long term loans were to increase by 10% to 6.22% and 6.38%, respectively, our interest expenses would potentially increase by approximately $88,000 and $21,000, respectively. If interest rates on our short and long term loans were to decrease by 10% to 5.09% and 5.22%, respectively, our interest expenses would potentially decrease by approximately $88,000 and $21,000, respectively.  In addition, if we were to draw on our line of credit, interest would be a base rate established by the People’s Bank of China on the unpaid principal amount.  We have not used derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

We conduct substantially all of our operations in the PRC, and the Renminbi is the national currency in which our operations are conducted. We have not utilized any derivative financial instruments or any other financial instruments, nor do we utilize any derivative commodity instruments in our operations, nor any similar market sensitive instruments.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rates at September, 2011 and December 31, 2010 were approximately 6.4 and 6.6 Renminbi to 1 U.S. dollar, respectively. The exchange rate is currently permitted to float within a very limited range. However, there remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar.  Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.  We recognized a foreign currency translation gain of approximately $9.0 million and $0.9 for the nine month period ended September 30, 2011 and 2010.  If the exchange rate were to increase by 10% to $1.00 = RMB7.0, our foreign currency translation gain would potentially decrease by approximately $11.9 million. If the exchange rate were to decrease by 10% to $1.00 = RMB5.7, our foreign currency translation gain would potentially increase by approximately $34.5 million.

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

Management evaluated the effectiveness of our disclosure controls and procedures for the year ended December 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at December 31, 2010, because we had insufficient accounting personnel with appropriate knowledge of US GAAP.  We are still in the process of remediating this material weakness, which substantially influenced the conclusion of our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of September 30, 2011.

Remediation Plan

After the identification of the material weakness as of December 31, 2010, we have undertaken or are in the process of undertaking a number of measures to improve our internal controls over financial reporting to address the material weakness.  Management has taken additional steps to ensure the reliability of our financial reporting, including additional internal review, additional Audit Committee review, efforts to remediate historical material weaknesses and significant deficiencies in internal control over financial reporting, and the performance of additional procedures by management with respect to our financial statements.  In addition, we have launched a recruitment program to hire additional qualified accounting personnel. We plan to hire additional qualified accounting personnel, as necessary to fulfill our reporting obligations and to reinforce our internal audit function. We have also implemented regular GAAP accounting and financial reporting training programs for our existing accounting and reporting personnel, including senior financial officers. The costs for such remediation plan cannot yet be quantified but are not likely to be significant. However, we do not expect that our plan will fully remediate the material weakness identified above until at least December 31, 2011, and it may not ensure the adequacy of our internal controls over our financial reporting and processes in the future. If we experience additional material weaknesses and significant deficiencies in our internal controls over financial reporting in the future, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to further improve our internal control systems and procedures.

Changes in Internal Controls

As discussed above in connection with our remediation plans, we have undertaken or are in the process of undertaking a number of measures to improve our internal controls over financial reporting to address the material weakness identified as of December 31, 2010.  Except for such measures, there have not been any changes in our internal control over financial reporting for the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1	Equity Purchase Agreement dated August 1, 2011, including Raw Milk Exclusive Supply Agreement and Asset Mortgage Agreement attached as Appendices 1 and 2, respectively (English translation)		8-K	10.1	001-32473	8/4/2011

10.2	Raw Milk Exclusive Supply Agreement dated September 30, 2011 (English translation)		8-K	10.1	001-32473	9/30/2011

10.3	Asset Mortgage Agreement dated September 30, 2011 (English translation)		8-K	10.2	001-32473	9/30/2011

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
Interactive data files of the following materials from the Company’s quarterly report on Form 10-Q: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Equity and Comprehensive Income for the nine months ended June 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text *
		X

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

FEIHE INTERNATIONAL, INC.

Date: November 14, 2011	By:	/s/ Leng You-Bin
Leng You-Bin Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Liu Hua
Liu Hua Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1	Equity Purchase Agreement dated August 1, 2011, including Raw Milk Exclusive Supply Agreement and Asset Mortgage Agreement attached as Appendices 1 and 2, respectively (English translation)		8-K	10.1	001-32473	8/4/2011

10.2	Raw Milk Exclusive Supply Agreement dated September 30, 2011 (English translation)		8-K	10.1	001-32473	9/30/2011

10.3	Asset Mortgage Agreement dated September 30, 2011 (English translation)		8-K	10.2	001-32473	9/30/2011

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
Interactive data files of the following materials from the Company’s quarterly report on Form 10-Q: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Equity and Comprehensive Income for the nine months ended June 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text *
		X

*
The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.