Form 10-K
period 2011-12-31
Feihe International Inc
filed 2012-03-30
CIK 789868

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2011 as reported on the NYSE, was approximately $177,850,000.

As of March 21, 2012, there were 20,370,541 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the registrant’s 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “Feihe International,” “we,” “us” and “our” refer to Feihe International, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

Overview

We are a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the People’s Republic of China, or the PRC.  Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns.  We have over 200 company-owned milk collection stations, six production and distribution facilities with an aggregate milk powder production capacity of approximately 2,020 tons per day, and an extensive distribution network that reaches over 80,000 retail outlets throughout China.

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

Today, we own various subsidiaries in the PRC that operate our business, including:

•	Heilongjiang Feihe Dairy Co., Limited, or Feihe Dairy, which produces, packages and distributes milk powder and other dairy products;

•	Gannan Flying Crane Dairy Products Co., Limited, or Gannan Feihe, which produces milk products;

•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited, or Shanxi Feihe, which produces walnut and soybean products;
•	Langfang Flying Crane Dairy Products Co., Limited, or Langfang Feihe, which packages and distributes finished products;

•	Heilongjiang Aiyingquan International Trading Co., Limited, or Aiyingquan, which markets and distributes water and cheese, specifically marketed for consumption by children;

•	Heilongjiang Flying Crane Trading Co., Limited, or Feihe Trading, which sells milk and soybean related products;

•	Qiqihaer Feihe Soybean Co., Limited, or Feihe Soybean, which manufactures and distributes soybean products; and

•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited, or Beijing Feihe, which markets and distributes dairy products.

Since June 2011, we have also held for sale certain assets of our PRC subsidiary Baiquan Feihe Dairy Co., Limited, or Baiquan Dairy, which produces milk products. The following chart reflects the current corporate structure of the Feihe International entities:

* Indicates a nominee shareholder who, pursuant to a former requirement under the PRC Company Law that certain PRC companies have at least two shareholders, holds its equity interest for the benefit of the majority shareholder.

Discontinued Operations

In September 2011, we sold two of our former subsidiaries, Heilongjiang Feihe Kedong Feedlots Co., Limited, or Kedong Dairy Farm, and Heilongjiang Feihe Gannan Feedlots Co., Limited, or Gannan Dairy Farm. We refer to Kedong Dairy Farm and Gannan Dairy Farm collectively as the “Dairy Farms.” Pursuant to the terms of an equity purchase agreement by and among us, Jinyan Ma, who is a nominee shareholder of the Dairy Farms, and Haerbin City Ruixinda Investment Company Ltd., or the Purchaser, we and the minority shareholder sold to the Purchaser all of the issued and outstanding shares of capital stock of the Dairy Farms for a total purchase price of approximately $133.1 million. This aggregate purchase price included approximately $18 million in cash. The remaining purchase price is to be satisfied by the Purchaser’s delivery to us, in six quarterly installments, of raw milk with an aggregate value of approximately $115.1 million from the Dairy Farms, or the Supply Obligations.

Concurrently and in connection with the closing under the equity purchase agreement, we entered into a raw milk exclusive supply agreement with the Dairy Farms and the Purchaser. Pursuant to the supply agreement, the Dairy Farms must satisfy the Supply Obligations by supplying to us raw milk valued at approximately $19.2 million during each quarter for a period of 18 months after the closing date.  During this period, the Dairy Farms have agreed to supply raw milk to us exclusively until the quarterly quota amounts are delivered and for so long as we require additional supply. In the event the raw milk production of the Dairy Farms is insufficient to fulfill such quarterly amounts, the shortfall will be immediately payable to us in cash by the Dairy Farms. The quality of the milk must meet governmental and our standards, and we have the right to return any milk which does not meet such standards.

Concurrently and in connection with the closing under the equity purchase agreement, we entered into an asset mortgage agreement with the Dairy Farms, pursuant to which the Dairy Farms granted us a primary security interest in certain properties and assets belonging to the Dairy Farms to secure the obligations of the Dairy Farms to us under the equity purchase agreement.

Also in October 2011, we amended the equity purchase agreement to removed certain contractual rights, including financial supervisory rights and the right to appoint a director to each of the Dairy Farms’ boards of directors, effective as of the original effective date of the equity purchase agreement.

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

Product Sales

The following tables reflect the sales of our principal products during the fiscal years ended December 31, 2011, 2010 and 2009:

	2011			2010			2011 over 2010
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Change (Amount)

Milk powder	20,577	217,506	74.3	22,690	180,217	70.2	(2,113)	37,289	20.7
Raw milk powder	16,079	62,749	21.4	15,691	57,752	22.5	388	4,997	8.7
Soybean powder	3,641	6,760	2.3	4,917	10,812	4.2	(1,276)	(4,052)	(37.5)
Rice cereal	559	3,613	1.2	633	4,040	1.6	(74)	(427)	(10.6)
Walnut products	117	800	0.3	263	1,511	0.6	(146)	(711)	(47.1)
Other	341	1,507	0.5	242	2,282	0.9	99	(775)	(34.0)
Total	41,314	292,935	100	44,436	256,614	100	(3,122)	36,321	14.2

	2010			2009			2010 over 2009
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Change (Amount)

Milk powder	22,690	180,217	70.2	28,783	216,161	79.7	(6,093)	(35,944)	(16.6)
Raw milk powder	15,691	57,752	22.5	11,637	34,328	12.6	4,054	23,424	68.2
Soybean powder	4,917	10,812	4.2	3,349	7,319	2.7	1,568	3,493	47.7
Rice cereal	633	4,040	1.6	1,103	6,730	2.5	(470)	(2,690)	(40.0)
Walnut products	263	1,511	0.6	601	3,070	1.1	(338)	(1,559)	(50.8)
Other	242	2,282	0.9	543	3,776	1.4	(301)	(1,494)	(39.6)
Total	44,436	256,614	100	46,016	271,384	100	(1,580)	(14,770)	(5.4)

Sources of Milk

We source our fresh milk from numerous small dairy farmers that have provided us access to over 200,000 cows that provide milk to our over 200 company-owned milk collection stations.  On average, each cow provides four tons of milk per year, which farmers deliver to our milk collection stations.  In addition, we have long-term supply arrangements with our former Dairy Farms described under “-Discontinued Operations” and we purchase raw milk from 4 dairy farms in Kedong and Gannan which in total control over 32,200 cows.

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

However, our standard is to process the raw milk within 6-24 hours after milking, depending upon the time of day the raw milk is delivered to us.  Within this time, the milk is chilled, transported, separated, sterilized and spray-dried.  The raw milk is first received from milk collection centers or from the Dairy Farms.  Fully enclosed, stainless-steel vacuum milking machines are used to receive the raw milk.  Once received, the raw milk will no longer have any contact with air and is immediately processed with refrigeration equipment that cools the raw milk within four seconds to approximately zero to four degrees Celsius.  The raw milk is then stored in air-tight tanks in preparation for advanced processes, which include milk fat separation, sterilization and spray-drying.

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

Dairy Product Processing

Our products are made in small batches using minimal processing techniques to maintain freshness and allow maximum flavor and nutrition retention.  They are made with wholesome ingredients and no chemicals or additives are employed.  Our dairy products arrive to consumers in our marketing area sooner after production than most other dairy products because they are produced locally.  To assure product quality, the beginning of each production run is sampled for flavor, aroma, texture and appearance.  In addition, inspectors routinely sample for bacteria and butterfat content in our products, and check the sanitary conditions in our facilities.

Quality Assurance

We are committed to delivering high-quality dairy products.  We apply a 25-step quality control process that involves approximately 130 points of testing from the feed for the dairy cows, throughout our manufacturing process, and extending to semi-finished products, which we purchase from third parties for further processing, and finished products.

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

Production and Packaging Facilities

Currently we own and operate six production and packaging facilities.  The production facilities we have constructed comply with pharmaceutical GMP standards, a higher level of quality control than required for consumer goods manufacturing facilities.  Since 2000, our production facilities have obtained ISO 9002 and HACCP quality assurance certifications, as well as quality certifications from the PRC regulatory authorities.  In March 2011, we successfully renewed our manufacturing licenses with Heilongjiang and Hebei Bureau of Quality and Technical Supervision. The renewal permit was granted pursuant to regulatory measures introduced in 2010 by China’s General Administration of Quality Supervision, Inspection and Quarantine, or AQSIQ, which in 2011 revoked the licenses of approximately 40% of China’s dairy facilities. We believe that our design standards help us assure our product quality.  We believe that we are one of the few PRC milk producers that have processing areas that meet a 300,000 cleanliness purification standard, which means that there are less than 300,000 dust particles per cubic centimeter of air.  In a standard room, dust particles can reach over two million dust particles per cubic centimeter of air.  Continuing our commitment to quality, we have also added testing equipment and other quality control procedures to our processing equipment manufactured by known European and American manufacturing companies.

Feihe Dairy

Located in Kedong, Heilongjiang Province, China, the Feihe Dairy premises are approximately 88,221 square meters.  The plant is approximately 11 years old, although it was completely remodeled in 2005.  Feihe Dairy principally produces infant milk formula and has a processing capacity of 550 tons per day of raw milk.  In addition, Feihe Dairy serves as a packaging facility and packages approximately 22,000 tons of products per year.

Gannan Feihe

Located in Gannan, Heilongjiang Province, China, the Gannan Feihe premises are approximately 300,000 square meters.  The original plant is approximately 6 years old and commenced milk powder production in 2008.  In 2011, we completed an expansion of the plant, which we refer to as “Phase II”.  Gannan Feihe principally produces infant milk formula and has a processing capacity of approximately 1,000 tons per day of raw milk, including the 700 tons per day added by Phase II.

Langfang Feihe

Located in Langfang, Hebei Province, China, the Langfang Feihe premises are approximately 80,243 square meters.  The plant is approximately 6 years old and commenced operations in 2007.  Langfang Feihe primarily serves as a packaging and distribution facility and packages approximately 50,000 tons of products per year.

Shanxi Feihe

Located in Licheng, Shanxi Province, China, the Shanxi Feihe premises are approximately 40,000 square meters.  The plant is approximately 8 years old.  Shanxi Feihe principally produces soybean powder, walnut powder and walnut oil and has a production capacity of approximately 5,000 tons per year of soybean powder and walnut powder combined, and 1,000 tons per year of walnut oil.

Qiqihaer Feihe

Located in Qiqihaer, Heilongjiang Province, China, the Qiqihaer Feihe, a branch of Feihe Dairy, premises are approximately 90,000 square meters.  The plant is approximately 7 years old.  Qiqihaer Feihe principally produces infant milk formula and adult milk formula and has a processing capacity of approximately 270 tons per day of raw milk.  Qiqihaer Feihe also produces butter and has a production capacity of approximately 15 tons per day.

Longjiang Feihe

Located in Longjiang, Heilongjiang Province, China, the Longjiang Feihe, a branch of Gannan Feihe, premises are approximately 29,690 square meters. The plant is approximately 21 years old and is currently under expansion which is expected to be complete before the end of 2011. In 2011, we started an expansion of plant with a processing capacity of approximately 900 tons per day of raw milk. This facility is currently under construction, and will be completed in 2012. Longjiang Feihe has a processing capacity of approximately 200 tons per day of raw milk.

Since June 2011, we have also held for sale certain assets of Baiquan Dairy, which produces milk products. The table below summarizes key information regarding the production and packaging facilities material to our ongoing operations.

Facility	Province/ Region	Products	Processing/ Production	Packaging Capacity (tons/year)
Feihe Dairy	Heilongjiang	Infant milk formula	550 (tons/day)	22,000
Gannan Feihe	Heilongjiang	Infant milk formula	1,000 (tons/day)	N/A
Langfang Feihe	Hebei	N/A	N/A	50,000
Shanxi Feihe	Shanxi	Walnut powder & Soybean powder;	5,000 (tons/year)	N/A
		Walnut oil	1,000 (tons/year)
Qiqihaer Feihe	Heilongjiang	Infant milk formula; Adult milk powder	270 (tons/day)	N/A
		Butter	15 (tons/day)
Longjiang Feihe	Heilongjiang	Infant milk formula; Adult milk powder;	200 (tons/day)	N/A

Sources of Walnut and Soybeans

We order walnuts and soybeans from local farmers for delivery to Feihe Dairy.  We then distribute these raw materials to our facilities as necessary.

Product Distribution

Currently, our products are sold in stores nationwide throughout China, except in Hong Kong SAR, Macau SAR and Taiwan.  Prior to distribution, we route our products to Feihe Dairy and Langfang Feihe for final packaging.  Feihe Dairy then distributes our finished products primarily in northeastern China, including Heilongjiang, Jilin and Liaoning Provinces, and Langfang Feihe distributes our finished products throughout the rest of China.  We have a distribution team based in our corporate headquarters that coordinates with a network of over 600 dealers or representatives in key provinces across China.  The dealers, in turn, each typically hire one or two secondary agents who assist in the distribution process, including inventory management, product sales, customer service and payments.  Dealer agents display and sell our products in specially designated areas in stores.  In addition, in 2008 we began distributing our raw milk powder to beverage manufacturers and other wholesalers for use in their blended drink products. In 2010, we established a system to monitor distributor inventory levels and cross-territory selling activity.

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

Customers

No single customer equaled or exceeded 10% of our sales during the years ended December 31, 2011, 2010 or 2009.

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

Research and Development

As of March 30, 2012, we had four technicians engaged in research and development activities.  These technicians monitor quality control at our production facilities to ensure that the processing, packaging and distribution of our milk products result in high quality premium milk products that are safe and healthy for customers.  These technicians also pursue methods and techniques to improve the taste and quality of our milk products and to evaluate new milk products for further production based upon changes in consumer tastes, trends and the introduction of competitive products by other milk producers.

During the fiscal years ended December 31, 2011, 2010 and 2009, we incurred approximately $171,000, $169,000 and $66,000, respectively, on research and development, representing amounts paid in compensation to our technicians described above.

Growth Strategy

We believe the market for dairy products in China, particularly the market for high quality infant milk formula and other dairy products, is growing.  Our growth strategy involves increasing market share during this growth phase.  To implement this strategy, we plan to:

•	Strengthen distribution logistics in strategic PRC markets. We plan to focus on improving sales at existing sales points, leveraging our extensive distribution network to generate revenues in a cost-effective manner. Our distribution network has grown in first-tier markets in the PRC, including Beijing, Shanghai, Guangzhou, Shenzhen and other major second and third-tier cities in the Pearl River Delta. Our extensive distribution network, which reaches many provincial capital and sub-provincial cities, has special channels into first-tier markets that we plan to expand. We believe that improving our distribution logistics in our network is an important driver of our gross margins.

•	Strengthen our premium quality brand awareness. We believe that our products enjoy a reputation for high quality among those familiar with them, and our products routinely pass government and internal quality inspections. We have increased our advertising expenses and plan to continue advertising on influential provincial stations in China, in order to market our products as premium and super-premium products. We believe many consumers in China tend to regard higher prices as indicative of higher quality and higher nutritional value, and as a result consumers with higher disposable incomes are increasingly inclined to purchase higher priced products, particularly in the areas of infant formula and nutritional products.

•

Align sourcing, production and distribution by region.  We believe that we can increase our efficiency and decrease our costs if our products are produced from local sources and sold in local markets.  We plan to select strategic locations for our company-owned collection stations and production facilities that will enhance this efficiency.

•	Maintaining quality through world-class production processes. We believe we can maintain our production of high quality dairy products by continuing to source high quality milk through exclusive contracts with the Dairy Farms and other dairy farmers, expanding our company-owned collection stations and production facilities, and continuing to employ comprehensive testing and quality control measures.

Competition

The dairy industry in China is highly competitive.  We face significant competition from large multinational producers, such as Dumex, Mead Johnson, Abbott and Wyeth, and large national milk companies, such as Yili, Beingmate, Synutra and Yashili, particularly in more affluent major urban areas.  Many of our competitors have greater resources and sell more products than we do.  We believe that our competitive position has improved following the melamine crisis in 2008, which did not involve any of our products.  We also believe our competitive position has improved in light of AQSIQ revoking the license in 2011 of approximately 40% of China’s dairy facilities, although we believe many such facilities had significantly smaller operations than us. Our products are positioned as premium products and, accordingly, are generally priced higher than many similar competitive products.  We believe that the principal competitive factors in marketing our products are quality, taste, freshness, price and product recognition.  While we believe that we compete favorably in terms of quality, taste and freshness, our products are more expensive and less well known than certain other established brands.  Our premium products may also be considered in competition with non-premium quality dairy products for discretionary food dollars.

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

As a producer and distributor of nutritional products, and particularly dairy-based food products in China, we are subject to the regulations of China’s Agricultural Ministry and Ministry of Health.  This regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food.  Specific PRC laws and regulations we face include:

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

In 2010, AQSIQ announced a nationwide renewal inspection for all infant formula manufacturing facilities in China.  AQSIQ has announced that approximately 40% of China’s dairy facilities had their licenses revoked in 2011.  In March 2011, we successfully renewed our manufacturing license.

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

Employees

As of March 30, 2012, we had approximately 2,124 employees on our payroll.  We had 8 group administrators, approximately 538 employees were in marketing and sales, approximately 65 employees provided marketing support, approximately 153 employees were performing administrative functions, including financing, auditing and human resources, and approximately 1,360 employees were in production, storage and distribution.  Our employees are not represented by a labor union or covered by a collective bargaining agreement.  We have not experienced any work stoppages.  We believe that our relations with our employees are good.

Financial Information about Segments and Geographic Areas

Until October 31, 2011, we had two reportable segments: dairy products and dairy farms. The dairy products segment produces and sells dairy products, such as wholesale and retail milk powders as well as soybean powder, rice cereal, walnut powder and walnut oil. In October 2011, we sold the Dairy Farms we previously operated. As of December 31, 2011, we only operate our dairy products segment. See “—Discontinued Operations.” As we primarily generate our revenues from customers in the PRC, no geographical segments are presented.

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

We sell products for human consumption, which involves risks such as product contamination, spoilage and tampering. In 2008, sales in China of substandard milk formula contaminated with a substance known as melamine caused the death of six infants as well as illness of nearly 300,000 others.  In 2009, 2010 and 2011, new incidents of substandard milk formula contaminated with melamine and hydrolyzed leather protein also occurred in China.  Although our products were not involved in these incidents, AQSIQ found that the products of at least 22 Chinese milk and formula producers were contaminated by melamine, a substance not approved for use in food, which caused significant negative publicity for the entire dairy industry in China.  Furthermore, in 2010 there were widely publicized claims that certain Chinese infant formula products were linked to precocious puberty in female infants.  While governmental authorities concluded these claims were false, the operations of the companies involved were adversely effected.  The mere publication of information asserting that our milk powder, infant formula or other products contain melamine or other contaminants or have harmful health effects could have a material adverse effect on us, regardless of whether these reports are scientifically supported or concern our products or the raw materials used in our products.  In addition, if the consumption of any of our products causes injury, illness or death, we may face product liability claims, product recalls, temporary or permanent suspensions of operations, government investigations or sanctions, any of which could be extremely expensive and damaging to our business.

Prior to and after the 2008 melamine crisis, there were also widely publicized occurrences of counterfeit, substandard milk products in China.  For example, in April 2004, such sales of counterfeit and substandard infant formula in Anhui Province, China caused the deaths of 13 infants and harmed many others.  Counterfeiting or imitation of our products may occur in the future, and we may not be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could negatively impact our corporate brand and image or consumers’ perception of our products or similar nutritional products generally, particularly if the counterfeit or imitation products cause injury or death to consumers.

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

Because of our deficiency of net current assets as of December 31, 2011, we may not have sufficient cash to fund our expected cash flow requirements for the next 12 months including the maturity of our short-term loans, redemption of our redeemable common stock and planned capital expenditures. Therefore, our independent registered public accounting firm has included a reference in its report on our consolidated financial statements for the fiscal year ended December 31, 2011 referring to substantial doubt regarding our ability to continue as a “going concern.” As of and for the year ended December 31, 2011, we had a deficiency of net current assets of approximately $8.0 million, with short-term loans of approximately $54.6 million, the current portion of long term bank loans of approximately $5.9 million that mature in 2012, and redeemable common stock of $32.7 million expected to be redeemed also in 2012. We believe we will be able to refinance our short-term bank loans when they become due and that our existing cash, our cash generated from operations (including cash savings from operating expenses resulting from our sale of the Dairy Farms), and our ability to draw down on unutilized credit lines will be sufficient to fund our expected cash flow requirements for at least the next 12 months, including the redemption of our redeemable common stock and planned capital expenditures. However, our belief may be mistaken.

Our planned growth may require more raw milk than is available and could diminish the quality of our dairy products.

Our business requires a supply of raw milk. Our growth will be limited if the supply of raw milk is insufficient to meet demand. Moreover, as we attempt to implement our growth strategy, it may become difficult to maintain current levels of quality control. Inadequate quality control could harm our reputation and the demand for our products, which would also limit our growth. A significant amount of the raw milk used in our products is supplied to us by numerous local farms under output contracts. We believe that our farmers can increase their production of raw milk. We further believe, however, that this supply may not be sufficient to meet increased demand for our products associated with our proposed marketing efforts and that such increase may compromise quality. Though we believe that additional raw milk is available locally, if needed, we may not be able to enter into arrangements with the producers of such milk on terms acceptable to us, if at all. Our efforts to source milk through the Dairy Farms are new, may involve unforeseen difficulties, and may not supply the quantity of raw milk we need to maintain and expand our levels of production. An inadequate supply of raw milk, coupled with concern over quality control, could increase costs for raw milk or decrease the sales price for our products, which could limit our ability to grow, cause our earnings to decline and make our business unable to become profitable.

The recent global economic and financial market crisis could significantly impact our financial condition.

Current global economic conditions could have a negative effect on our business and results of operations. Economic activity in China, the United States, Europe and much of the world has undergone significant economic downturns following the housing crisis in the real estate and credit markets in both the United States and Europe, as well as natural disasters and related concerns in Asia.  Market disruptions have included extreme volatility in securities prices, as well as severely diminished liquidity and credit availability.  The economic crisis may adversely affect us in a variety of ways. Access to lines of credit or the capital markets may be severely restricted, which may preclude us from raising funds required for operations and to fund continued expansion.  It may be more difficult for us to complete strategic transactions with third parties. The financial and credit market turmoil could also negatively impact our suppliers and customers, which could decrease our ability to source, produce and distribute our products and could decrease demand for our products. While it is not possible to predict with certainty the duration or severity of the current disruption in financial and credit markets, if economic conditions continue to worsen, it is possible these factors could significantly impact our financial condition.

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

For example, our external raw milk unit purchase cost increased by approximately 17% in 2011 due to various factors, including, we believe, general economic conditions, such as inflation and fuel prices, and rising production costs due to various other factors, including increased competition abroad and currency appreciation.  We also expect that our raw material prices will continue to fluctuate and be affected by all of these factors in the future.  Changes to our raw materials prices may result in increases in production and packaging costs, and we may be unable to raise the prices of our products to offset such increases in the short term or at all. As a result, our results of operations may be materially and adversely affected.

We are subject to public company reporting and other requirements for which we will incur substantial costs and our accounting and other management systems and resources may not be adequately prepared.

We incur significant legal, accounting, insurance and other expenses as a result of being a public company.  For example, laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules related to corporate governance and other matters subsequently adopted by the SEC and the New York Stock Exchange, or the NYSE, result in substantial costs to us, including legal and accounting costs, and may divert our management’s attention from other matters that are important to our business.

We have historically identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

We and our independent registered public accounting firm, in connection with the audit of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act for the fiscal year ended December 31, 2011, have identified the following material weaknesses in our internal control over financial reporting:  There was insufficient accounting personnel with appropriate knowledge of accounting principles generally accepted in the United States of America, or U.S. GAAP. We identified the same material weakness as of December 31, 2010 and similar material weaknesses in prior years. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy this material weakness, or U.S. GAAP. We identified the same material weakness as of December 31, 2010 and similar material weaknesses in prior years. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

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

Our products compete with other premium quality dairy brands as well as less expensive, non-premium brands. Our products face competition from non-premium producers distributing in our marketing area and other producers packaging their products in our marketing area. Many of our competitors are well established, have greater financial, marketing, personnel and other resources, have more established distribution channels into major markets, and have products that have gained wide customer acceptance in the marketplace. Our largest competitors are multi-national dairy companies owned by the government of China. The greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to advertising efforts by us. The dairy industry in China is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns, such as large discounts to distributors. In addition, distributors in China often engage in cross-territory selling activities, which involve their diversion of products into different geographic regions, which can disrupt the price of our products and adversely impact our revenues. We may be unable to compete successfully with our competitors in some or all of our markets, and our competitors may develop products which have superior qualities or gain wider market acceptance than ours.

We expect to incur costs related to expansion into new plants and ventures, which may not prove to be profitable. Moreover, any delays in our expansion plans could adversely impact our results of operations and jeopardize our business.

Our expansion strategy has historically involved, and we anticipate in the future may involve, milk production facilities acquisitions and construction. Our cost estimates and projected completion dates for construction of new production facilities may change significantly as the projects progress. In addition, projects could entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings. A delay in scheduled openings of production facilities could delay our receipt of sales revenues from such facilities, which, when coupled with the increased costs and expenses of our expansion, could prevent us from becoming profitable.

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

We are subject to extensive regulation by China’s Agricultural Ministry, Ministry of Health and by other provincial and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of our products.  For instance, in June 2009, regulatory requirements became effective in China requiring new package labeling for dairy products, which we believe impacted our sales cycles during the three months ended June 30, 2009.  Additional labeling requirements became effective in June 2010 for all dairy products.  Such requirements may have rapid implementation dates, require significant planning or expense, and have an adverse impact on our sales, inventory levels, or packing and distribution.

Other applicable laws and regulations governing our products may include nutritional labeling, product standardization requirements and serving size requirements. Our processing facilities and products are subject to periodic inspection by national, provincial and local authorities. For instance, in 2010, AQSIQ announced a nationwide renewal inspection for all infant manufacturing facilities.  In March 2011, we successfully renewed our manufacturing license, although in 2011 approximately 40% of PRC dairy facilities did not.  We may fall out of substantial compliance with current laws and regulations or may be unable to comply with any future laws and regulations. To the extent that new regulations are adopted, we will be required, possibly at considerable expense, to adjust our activities in order to comply with such regulations. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and finances.

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

In addition, in September 2006 six PRC regulatory authorities, including the PRC Ministry of Commerce and the PRC Securities Regulatory Commission, jointly promulgated a rule entitled “Provisions regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors,” or the M&A Rules. The M&A Rules establish additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including, in some circumstances, advance notice to the Ministry of Commerce of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Compliance with the M&A Rules, and any related approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in Renminbi. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior SAFE approval by complying with certain procedural requirements. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also, at its discretion, restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuation in the value of the Renminbi against the U.S. dollar may have a material adverse effect on your investment.

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. The conversion of the Renminbi into foreign currencies, including the U.S. dollar, has been based on exchange rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi solely to the U.S. dollar. Under this revised policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Following the removal of the U.S. dollar peg, the Renminbi appreciated approximately 21.5% against the U.S. dollar over the following three years. Since July 2008, however, the Renminbi has traded within a narrow range against the U.S. dollar. As a consequence, the Renminbi has fluctuated significantly since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. On June 20, 2010, the People’s Bank of China announced that the PRC government will further reform the Renminbi exchange rate regime and enhance the Renminbi exchange rate flexibility.

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

Under the PRC Enterprise Income Tax Law, or the EIT Law, and its implementing rules, which became effective in 2008, an enterprise established outside of China with a “de facto management body” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.  Under the implementing rules of the EIT Law, de facto management means substantial and overall management and control over the production and operations, personnel, accounting, and properties of the enterprise.  Because the EIT Law and its implementing rules are still new and there is limited guidance regarding tax residency determinations, it is unclear how tax authorities will determine tax residency based on the facts of each case.

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

We maintain certain bank accounts in China that are not protected by FDIC insurance or other insurance. As of December 31, 2011, we held approximately $14.9 million in bank accounts in China.  If a PRC bank holding our funds experienced insolvency, it may not permit us to withdraw our funds, which would result in a loss of such funds and reduction of our net assets.  As of December 31, 2011, we held approximately $500,000 of cash balances within the United States, of which approximately $242,000 was in excess of FDIC insurance limits and exposes us to risk of loss of such funds and a resulting reduction of our net assets.

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

Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, beneficially owned approximately 44% of our common stock as of March 21, 2012.  Consequently, Mr. Leng is able to determine the composition of our board of directors, to approve certain matters requiring shareholder approval and to have significant influence over our operations.  Mr. Leng’s interests may be different than the interests of other shareholders on these matters.  This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

As of December 31, 2011, we had approximately $66.5 million of bank loans. In addition, as of December 31, 2011 we had obligations to make the final two redemptions of our redeemable common stock from certain shareholders for an aggregate amount of $32.7 million plus interest. In January 2012 we paid $16.3 million and the remaining balance is due within 30 days of March 31, 2012. See “—The terms of our agreements with the Purchasers may have adverse impacts on us.”  Our high level of indebtedness could have important consequences, including the following:

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

Our ability to pay interest on and to satisfy our debt and redemption obligations will depend upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary.  Each of these factors is, to a large extent, dependent upon economic, financial, competitive and other factors beyond our control.  If, in the future, we cannot generate sufficient cash from operations to meet our obligations, we will need to refinance our existing debt, obtain additional financing or sell assets.  Our business may not generate sufficient cash flows to satisfy our existing obligations and funding sufficient to satisfy our requirements may not be available on satisfactory terms, if at all.

The terms of our agreements with the Purchasers may have adverse impacts on us.

In August 2009, pursuant to a subscription agreement, we issued 2,100,000 shares of our common stock to Sequoia Capital China Growth Fund I, L.P. and certain of its affiliates, or the Purchasers, for an aggregate purchase price of $63.0 million.  Because we did not meet certain earnings per share targets for 2009, we issued 525,000 additional shares to the Purchasers pursuant to the subscription agreement.  In February 2011, we entered into a redemption agreement with the Purchasers to redeem and purchase from the Purchasers the 2,625,000 shares issued pursuant to the subscription agreement in four equal installments within 30 days of March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, for an aggregate payment on each such date of $15,750,000, together with interest accruing at the rate of 1.5% per annum, compounded annually from August 27, 2009 until such date. This redemption could significantly impact our liquidity and capital resources. As of March 30, 2012, we have redeemed 1,968,750 shares for an aggregate consideration of approximately $48.7 million. Redemption of the remaining 656,250 shares must be completed within 30 days of March 31, 2012.

We are at risk of securities litigation.

We are at risk of being subject to securities litigation, including possible enforcement action or class action lawsuits.  Following notification by the SEC in 2007 of an informal investigation related to our former independent registered public accountants, we dismissed our former auditors, sued our former auditors, engaged new independent registered public accountants, commenced a re-audit of historical financial statements, and restated our financial statements as of and for our fiscal years ended December 31, 2005 and 2006.  Accordingly, we were unable to file Exchange Act reports for 2007 and 2008 in a timely manner.  In addition, we restated our quarterly financial statements for the quarter ended March 31, 2009 to reclassify certain items from operating activities to investing activities, and we amended our Form 10-K for the 2008 fiscal year to restate items in our statements of cash flows and to revise the note to our financial statements regarding quarterly operating results.  Securities class action litigation has often been brought against companies who have been unable to provide current public information or who have restated previously filed financial statements.  Moreover, China-based reverse merger companies have been increasingly the subject of securities regulatory scrutiny and class action litigation. Regulatory inquiries and litigation are complex and could result in substantial costs, divert management’s attention and resources, and seriously harm our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executives are located at Star City International Building, 10 Jiuxianqiao Road, C-16th Floor, Chaoyang District, Beijing, China 100016.  We have six production and packaging facilities, which have an aggregate milk powder production capacity of 2,020 tons per day, encompass an aggregate of approximately 634,288 square meters of office, plant, and warehouse space, and are located in the Heilongjiang, Shanxi and Hebei Provinces in China.  For additional information on our production and packaging facilities, see “Item 1. Business—Production and Packaging Facilities” above.

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

We believe that our facilities are suitable for our current operations.  As part of our growth strategy, we are in the process of expanding our processing capacity.

Item 3. Legal Proceedings

From time to time, we may become involved in various claims and lawsuits incidental to our business.  We know of no material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Repurchases of Equity Securities

Price Range of Our Common Stock

Our common stock trades on the NYSE under the symbol “ADY.”  As of March 21, 2012, there were 20,370,541 shares of our common stock issued and outstanding that were held by approximately 367 shareholders of record.  The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as reported on the NYSE.

	Closing Price Range of Common Stock
	High ($)	Low ($)
Year Ended December 31, 2010:
1st Quarter	$25.40	$19.15
2nd Quarter	$19.93	$15.63
3rd Quarter	$15.91	$6.64
4th Quarter	$13.22	$9.49

Year Ended December 31, 2011
1st Quarter	$10.96	7.82
2nd Quarter	$11.99	6.71
3rd Quarter	$8.52	5.02
4th Quarter	$5.37	2.56

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

Performance Graph

The following graph compares the annual cumulative total shareholder return on an investment on December 31, 2006 of $100 in our common stock with the annual cumulative total return on the same investment in the S&P 500 Index and the S&P Packaged Foods and Meats Index for the five subsequent fiscal years.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding issuances of securities pursuant to equity compensation plans as of December 31, 2011:

Plan Category	Number of securities issued and to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,446,000	$5.31	3,546,000
Total	1,446,000	$5.31	3,546,000

Recent Sales of Unregistered Securities

In June 2011, we granted an aggregate of 1,332,000 non-statutory performance stock options to certain of our officers and employees pursuant to our 2009 Stock Incentive Plan, or the Plan, each with an exercise price of $8.32.  The performance stock options will vest upon satisfaction of performance goals and certain other criteria provided the option holder continues to be an employee of, or service provider to, us at the time of the relevant vesting dates.  If the recipient fails to satisfy the performance goals related to a vesting date, the shares that would otherwise vest on that date will be forfeited and cancelled. In 2011, we also granted an aggregate of 43,000 shares of our common stock pursuant to new restricted stock awards to certain of our directors and employees pursuant to the Plan.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data. The financial data set forth below should be read in conjunction with, and are qualified in their entirety by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report. The selected consolidated balance sheets data and statements of operations data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected in the future.

	For the Fiscal Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands except earnings per share data)
Selected Consolidated Statements of Operations Data:
Sales	$292,935	$256,614	$271,384	$193,192	$163,982
Cost of goods sold	(180,615)	(157,325)	(140,521)	(117,155)	(91,514)
Gross profit	112,320	99,289	130,863	76,037	72,468
Sales and marketing expenses	(78,989)	(99,276)	(104,953)	(50,686)	(40,739)
General and administrative expenses	(26,018)	(21,306)	(19,537)	(18,068)	(14,178)
Goodwill and other intangible assets impairment	(1,012)	(1,437)	(929)	-	-
Other income, net	3,281	(551)	(220)	364	(1,686)
Operating income (loss)	9,582	(23,281)	5,224	7,647	15,865
Interest and finance costs	(4,146)	(1,723)	(5,842)	(18,268)	(13,030)
Registration rights penalty	-	-	-	(2,389)	(720)
Gain on extinguishment of debt	-	-	-	30,497	-
Amortization of deferred charges	-	(380)	(124)	(657)	-
Gain (loss) on derivatives	-	-	(2,162)	(8,321)	3,279
Government subsidy	9,205	21,709	21,177	6,810	8,140
Income (Loss) before income taxes and discontinued operations	14,641	(3,675)	18,273	15,319	13,534
Income tax benefit (expense)	(10,010)	280	746	(3,542)	(5,662)
Income (loss) from continuing operations, net of tax	4,631	(3,395)	19,019	11,777	7,872
Net income (loss) from discontinued operations, net of tax	(5,705)	(6,500)	562	5,315	416
Net income (loss)	(1,074)	(9,895)	19,581	17,092	8,288
Net income (loss) attributable to the noncontrolling interest	$(126)	$311	$-	$(69)	$(4)
Net income (loss) attributable to Feihe International, Inc.	$(1,200)	(9,584)	19,581	17,023	8,284
Net income (loss) from continuing operations per share of common stock
-Basic	$0.26	$(0.21)	$1.00	$0.69	$0.48
-Diluted	$0.26	$(0.21)	$0.94	$0.67	$0.46
Net income (loss) from discontinued operations per share of common stock
-Basic	$(0.26)	$(0.28)	$0.03	$0.31	$0.03
-Diluted	$(0.26)	$(0.28)	$0.03	$0.30	$0.02
Net income (loss) per share of common stock
-Basic	$0.00	$(0.49)	$1.03	$1.00	$0.51
-Diluted	$0.00	$(0.49)	$0.97	$0.97	$0.48
Net income (loss) per share of redeemable common stock
-Basic	$(0.03)	$(0.43)	$1.03	$-	$-
-Diluted	$(0.03)	$(0.43)	$1.03	$-	$-

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Selected Balance Sheets Data:
Cash and cash equivalents	$15,354	$16,183	$46,973	$10,444	$9,841
Working capital (deficit) (1)	(7,972)	(59,338)	20,188	(56,482)	49,356
Inventories	33,329	62,717	49,876	48,935	24,177
Trade receivables, net	40,691	14,813	27,484	12,275	4,519
Property, plant and equipment	143,635	138,255	108,038	78,126	69,958
Biological assets		-	-	-	-
Prepaid leases for land use right	18,281	15,608	15,045	15,026	7,344
Total assets	441,804	585,893	536,282	414,485	280,281
Short-term bank loans	54,616	63,523	58,599	7,764	8,512
Convertible debt		-	-	91,542	55,238
Long- term bank loans	11,889	16,977	17,187	1,400	484
Derivatives		-	-	-	50,019
Total liabilities	266,303	358,041	319,830	298,061	198,075
Redeemable common stock		66,114	53,645	-	-
Total equity	$175,501	$161,738	$162,807	$116,424	$82,206

(1)	Working capital (deficit) represents current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains our audited consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 and data derived therefrom.  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” above.

Overview

We are a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the PRC.  Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns.  We have over 200 company-owned milk collection stations, six production and distribution facilities with an aggregate raw milk processing capacity of approximately 2,020 tons per day, and an extensive distribution network that reaches over 80,000 retail outlets throughout China.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•	Dairy Industry Growth. We believe the market for dairy products in China for the long term will be growing rapidly, driven by China’s economic growth, increased penetration of infant formula, and a growing female working population. Despite the damage to the industry as a result of the melamine crisis in 2008, we expect these factors to continue to drive industry growth. We believe that economic growth in our primary markets has become an increasingly important driver of growth.
•	Production Capacity. We believe much of the dairy market in China is still underserved, particularly with respect to infant formula. In addition, since the melamine crisis in 2008, which did not involve any of our products, we have at times operated our milk production facilities at maximum capacity. Accordingly, we believe that the ability to increase production of high quality dairy products will allow well positioned companies to significantly increase revenues and market share.
•	Perceptions of Product Quality and Safety. We believe that rising consumer wealth in China has contributed to a greater demand for higher-priced products with perceived quality advantages. We believe many consumers in China tend to regard higher prices as indicative of higher quality and higher nutritional value, particularly in the areas of infant formula and nutritional products. Accordingly, we believe our reputation for quality and safety allows us to command higher average selling prices and generate higher gross margins than competitors who do not possess the same reputation. Conversely, any decrease in consumer perceptions of quality and safety could adversely impact us.
•	Seasonality. The dairy industry remains seasonal, with higher production in the summer season and greater demand in winter months. This seasonality is offset by production of powder products with longer shelf lives.
•	Raw Material Supply and Prices. The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, our raw milk prices decreased by approximately 20% in 2009, increased by approximately 24% in 2010 and increased by approximately 17% in 2011. We expect raw milk prices will continue to be affected by factors such as geographic location, rising feed prices, general economic conditions such as inflation and fuel prices, and fluctuations in production, rising production costs and competition, as well as increased competition abroad and currency fluctuations. In 2011, we sold the Dairy Farms, although we have milk supply arrangements with them described under “Business-Discontinued Operations.”
•	Expenses Associated with Expansion and Competition. In implementing our plan to expand our business, we face corresponding increases in expenses, especially for sales and marketing expenses, in order to attract and retain qualified talent, monitor our sales by region and address potential cross-territory selling activities by distributors, implement strategic advertising campaigns, and finance our expansion.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Sales	292,935	256,614	271,384
Cost of goods sold	(180,615)	(157,325)	(140,521)
Gross profit	112,320	99,289	130,863
Operating expenses:
Sales and marketing	(78,989)	(99,276)	(104,953)
General and administrative	(26,018)	(21,306)	(19,537)
Goodwill and other intangible asset impairment	(1,012)	(1,437)	(929)
Other operating income (loss), net	3,281	(551)	(220)
Operating income (loss)	9,582	(23,281)	5,224
Other income (expenses)	5,059	19,606	13,049
Income tax benefits (expenses)	(10,010)	280	746
Net income (loss) from discontinued operations, net of tax	(5,705)	(6,500)	562
Net loss attributable to noncontrolling interest	(126)	311	-
Net income (loss) attributable to common stockholders of Feihe International, Inc.	(1,200)	(9,584)	19,581

Comparison of Years Ended December 31, 2011 and 2010

Sales

Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, walnut products.  Sales increased by approximately $36.3 million, or 14.2%, from approximately $256.6 million in 2010 to approximately $292.9 million in 2011.  This increase was primarily attributable to an increase of sales of milk powder and raw milk powder, offset by a decrease in sales of other products, which reflected our focus on sales of milk powder. During 2011, we focused on marketing our premium infant formula products and improving sales at existing sales points and, accordingly, our expansion into new market areas was less rapid.

The following table sets forth information regarding the sales of our principal products during the fiscal years ended December 31, 2011 and 2010:

	2011			2010			2011 over 2010
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Change (Amount)

Milk powder	20,577	217,506	74.3	22,690	180,217	70.2	(2,113)	37,289	20.7
Raw milk powder	16,079	62,749	21.4	15,691	57,752	22.5	388	4,997	8.7
Soybean powder	3,641	6,760	2.3	4,917	10,812	4.2	(1,276)	(4,052)	(37.5)
Rice cereal	559	3,613	1.2	633	4,040	1.6	(74)	(427)	(10.6)
Walnut products	117	800	0.3	263	1,511	0.6	(146)	(711)	(47.1)
Other	341	1,507	0.5	242	2,282	0.9	99	(775)	(34.0)
Total	41,314	292,935	100.0	44,436	256,614	100.0	(3,122)	36,321	14.2

While full-year 2011 sales of our higher-margin milk powder products increased by approximately $37.3 million, or 20.7%, from approximately $180.2 million in 2010 to approximately $217.5 million in 2011, the quantity sold decreased by approximately 9.3%.  This shift in product mix reflects our improved sales of our premium products, namely Astro Baby Series and Feifan Series, and our efforts to expand market share for premium products during the year 2011.

In 2011, we also improved the average sales price per kilogram of our products, as demonstrated in the table below:

	2011	2010
Sales revenues (in thousands)	$292,935	$256,614
Total sales volume (kilograms in thousands)	41,314	44,436
Average selling prices/kilogram	$7.09	$5.77

The increase in average sales price per kilogram of 22.9%, as reflected in the table, was primarily attributable to an increase in sales of higher-margin milk powder, and other products, and offset by a decrease in sales of soybean powder and walnut products.  Prices per kilogram increased in our most significant product line, as demonstrated in the following table, which reflects the average sales price per kilogram by product for 2011 and 2010 and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram		Percentage
Product	2011	2010	Change
Milk powder	$10.57	$7.94	33.1
Raw milk powder	3.90	3.68	6.0
Soybean powder	1.86	2.20	(15.5)
Rice cereal	6.46	6.38	1.3
Walnut products	6.84	5.75	19.0
Other	4.42	9.43	(53.1)
Total	$7.09	$5.77	22.9

The average selling price per kilogram of milk powder increased by 33.1%, from $7.94 in the year ended December 31, 2010 to $10.57 in the year ended December 31, 2011.  This increase was primarily attributable to an increase in sales of our premium products, particularly our Astro Baby Series and Feifan Series, which reflects our ongoing efforts to upgrade our product line. The average selling price per kilogram for raw milk powder increased by 6.0%, from $3.68 in the year ended December 31, 2010 to $3.90 in the year ended December 31, 2011.  This increase was primarily attributable to increased demand and market prices of raw milk and raw milk powder.

Cost of Goods Sold

Our cost of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, and shipping and handling costs for the products we sell.  Cost of goods sold increased approximately $23.3 million, or 14.8%, from approximately $157.3 million in 2010 to approximately $180.6 million in 2011.  This increase was primarily attributable to general increases in raw milk costs, costs of added nutrients and increase of labor costs.

Operating Expenses

Our total operating expenses consist primarily of sales and marketing expenses, general and administrative expenses, and goodwill and other intangible assets impairment.  Our total operating expenses decreased by approximately $16.0 million, or 13.1%, from approximately $122.0 million in 2010 to approximately $106.0 million in 2011.

Sales and marketing. Our sales and marketing expenses consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by our sales and marketing personnel. Sales and marketing expenses decreased approximately $20.3 million, or 20.4%, from approximately $99.3 million for 2010 to approximately $ 79.0 million for 2011. This decrease was primarily attributable to a decrease of approximately $14.6 million, or 67.1%, in advertising expense and a decrease of approximately $2.7 million, or 21.7%, in salary of marketing staff, which was offset by an increase of approximately $2.4 million, or 14.8%, in salary of promoters. Also, our total promotion costs, which include expenses related to promotion activities and wages of certain sales personnel, decreased approximately $2.3 million, or 7.1%, in 2011 compared to 2010. During 2011, we readjusted our advertisement plan and focused on our key regions, while decreasing other sales and marketing expenses in order to improved the effectiveness of our sales and marketing expenses.

General and Administrative. Our general and administrative expenses consist primarily of salary, travel expenses, entertainment expenses, benefits, share-based compensation, and professional service fees. General and administrative expenses increased approximately $4.7 million, or 22.1%, from approximately $21.3 million for 2010 to approximately $26.0 million for 2011. The increase was primarily attributable to an increase in bad debt expense of $1.8 million, an increase in corporate promotion expenses of $0.9 million and an increase in miscellaneous tax expenses of $1.3 million. General and administrative expenses are likely to increase as we continue to expand our production, sourcing capacity, and distribution capacity throughout China.

Goodwill and Other Intangible Asset Impairment Expense. We recognized a goodwill and other intangible asset impairment charge of approximately $1.0 million in 2011, a decrease of approximately $0.4 million or 29.6%, from approximately $1.4 million in 2010.

Other operating income (loss), net

Other operating income (loss), net increased by approximately $3.8 million from a loss of approximately $0.5 million in 2010 to an income of approximately $3.3 million in 2011. The increase was primarily attributable to fines we imposed on our distributors for impermissible cross-territory sales activities.

Operating Income (loss)

As a result of the foregoing, our income from continuing operations increased by approximately $32.9 million from a loss of approximately $23.3 million in 2010 to an income of approximately $9.6 million in 2011.

Other Income (Expenses)

Our other income (expenses) consists primarily of interest and finance costs, loss on derivatives and government subsidies. Other income decreased by approximately $14.5 million, or 74.2%, from approximately $19.6 million for 2010 to approximately $5.1 million for 2011. The decrease was primarily attributable to a decrease of approximately $12.5 million, or 57.6%, in government subsidies, which was mainly due to non recurring government subsidies granted during 2010.

Income Tax Benefits (Expenses)

We are subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC.  Our income tax expenses were approximately $10.0 million in 2011, compared to an income tax benefit of approximately $0.3 million in 2010. The increase in income tax expenses was primarily attributable to certain of our PRC entities remaining profitable during 2011.

Net Income from Discontinued Operations, Net of Tax

In October 2011 we sold the Dairy Farms, and the operations relating to the Dairy Farms have been reflected in our financial statements as discontinued operations.   Our net loss from discontinued operations decreased by approximately $0.5 million, or 7.5%, from approximately $6.2 million in 2010 to approximately $5.7 million in 2011.

Comparison of Years Ended December 31, 2010 and 2009

Sales

Sales decreased by approximately $14.8 million, or 5.4%, from approximately $271.4 million in 2009 to approximately $256.6 million in 2010.  This decrease was primarily attributable to decrease of sales of milk powder, offset in part by an increase in sales of raw milk powder, which reflected the fact that there were new competitors entering into our industry and old competitors aggressively attempting to reclaim market share following the melamine crisis. During 2010, we focused on improving sales of existing sales points and, accordingly, our expansion into new market areas was less rapid. While our full-year 2010 sales decreased, our sales in the quarterly period ended December 31, 2010 increased by approximately $16.8 million, or 38.2%, from approximately $43.9 million in the quarterly period ended December 31, 2009 to approximately $60.7 million in the quarterly period ended December 31, 2010.  We believe this increase reflects our improved control of cross-territory selling activities by distributors, as well as our sales of excess inventory as lower-margin raw milk powder in an effort to manage inventory levels which occurred during the fourth quarter of 2009.  Our inventories increased approximately $12.8 million, or 25.7%, from approximately $49.9 million as of December 31, 2009 to approximately $62.7 million as of December 31, 2010, reflecting our increased production during our first and second fiscal quarters of 2011 to meet expected sales demand.

The following table sets forth information regarding the sales of our principal products during the fiscal years ended December 31, 2010 and 2009:

	2010			2009			2010 over 2009
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Change (Amount)

Milk powder	22,690	180,217	70.2	28,783	216,161	79.7	(6,093)	(35,944)	(16.6)
Raw milk powder	15,691	57,752	22.5	11,637	34,328	12.6	4,054	23,424	68.2
Soybean powder	4,917	10,812	4.2	3,349	7,319	2.7	1,568	3,493	(47.7)
Rice cereal	633	4,040	1.6	1,103	6,730	2.5	(470)	(2,690)	40.0
Walnut products	263	1,511	0.6	601	3,070	1.1	(338)	(1,559)	50.8
Other	242	2,282	0.9	543	3,776	1.4	(301)	(1,494)	(39.6)
Total	44,436	256,614	100	46,016	271,384	100	(1,580)	(14,770)	(5.4)

While full-year 2010 sales of our higher-margin milk powder products decreased, our milk powder sales in the quarterly period ended December 31, 2010 increased by approximately $23.5 million, from approximately $57.8 million, or 22.6% of total sales, in the quarterly period ended December 31, 2009, to approximately $34.3 million or 12.7% of total sales, in the quarterly period ended December 31, 2010.  This shift in product mix reflects our improved control of cross-territory selling activities by distributors which occurred during the fourth quarter of 2009 and our efforts to reclaim market share during the year 2010.

In 2010, we also experienced a decrease in the average sales price per kilogram of our products, as demonstrated in the table below:

	2010	2009
Sales revenues (in thousands)	$256,614	$271,384
Total sales volume (kilograms in thousands)	44,436	46,016
Average selling prices/kilogram	$5.77	$5.90

The decrease in average sales price per kilogram of 2.2%, as reflected in the table, was primarily attributable to a shift in product mix resulting from a decrease in sales of milk powder as a percentage of sales and an increase in sales of raw milk powder as a percentage of sales, a lower margin product.  Prices per kilogram increased in our most significant product line, as demonstrated in the following table, which reflects the average sales price per kilogram by product for 2010 and 2009 and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram		Percentage
Product	2010	2009	Change
Milk powder	$7.94	$7.51	5.7
Raw milk powder	3.68	2.95	24.7
Soybean powder	2.20	2.19	0.5
Rice cereal	6.38	6.10	4.6
Walnut products	5.75	5.11	12.5
Other	9.43	6.95	35.4
Total	$5.77	$5.90	(2.2)

The average selling price per kilogram of milk powder increased by 5.7%, from $7.51 in the year ended December 31, 2009 to $7.94 in the year ended December 31, 2010.  This increase was primarily attributable to fewer promotional activities, including a decrease in sales discounts provided to distributors. The average selling price per kilogram for raw milk powder increased by 24.7%, from $2.95 in the year ended December 31, 2009 to $3.68 in the year ended December 31, 2010.  This increase was primarily attributable to increased demand and market prices of raw milk and raw milk powder.

Cost of Goods Sold

Cost of goods sold decreased approximately $16.8 million, or 12.0%, from approximately $140.5 million in 2009 to approximately $157.3 million in 2010.  This decrease was primarily attributable to general increases in raw milk costs and costs of added nutrients and approximately $0.4 million increase in provision for obsolete, slow moving, and excess inventory.

Operating Expenses

Our total operating expenses decreased by approximately $3.4 million, or 2.7%, from approximately $125.4 million in 2009 to approximately $122.0 million in 2010.

Sales and marketing. Sales and marketing expenses decreased approximately $5.7 million, or 5.4%, from approximately $105.0 million for 2009 to approximately $99.3 million for 2010. This decrease was primarily attributable to a decrease of approximately $9.5 million, or 30.4%, in advertising expense, which was offset in part by an increase of approximately $3.3 million, or 35.1%, in salary of marketing staff and an increase of approximately of $1.7 million, or 12.2%, in salary of promoters. Total promotion costs include expenses related to promotion activities and wages of certain sales people. During the year 2010, we improved the effectiveness of sales and marketing expenses and our sales at existing sales points, rather than focusing on the expansion of our distribution network.

General and Administrative. General and administrative expenses increased approximately $1.8 million, or 9.1%, from approximately $19.5 million for 2009 to $21.3 million for 2010. The increase was primarily attributable to an increase of approximately $2.7 million, or 45.0%, in staff salary and welfare contributions and an increase of approximately $1.3 million, or 230.9% in travelling and office administrative expenses. The increase was partially offset by a decrease of approximately $1.5 million, or 35.8%, in professional service fees. General and administrative expenses are likely to increase as we continue to expand our production, sourcing capacity, and distribution capacity throughout China.

Goodwill Impairment Expense. We recognized a goodwill impairment charge of approximately $1.4 million, an increase of approximately $0.5 million or 54.7%, from approximately $0.9 million in 2009, related to Shanxi Feihe as a result of the stagnating growth of our walnut powder products.  As a result, goodwill related to Shanxi Feihe has been reduced to nil.

Operating Income (Loss)

As a result of the foregoing, our income from continuing operations decreased by approximately $28.5 million from income of approximately $5.2 million in 2009 to a loss of approximately $23.3 million in 2010.

Other Income (Expenses)

Other income increased by approximately $6.6 million, or 50.2%, from approximately $13.0 million for 2009 to approximately $19.6 million for 2010. The increase was primarily attributable to a decrease of approximately $4.1 million, or 67.2%, in interest and finance costs, an increase of approximately $0.5 million, or 2.5%, in government subsidies, a decrease of approximately $2.2 million, or 100%, in loss on derivatives, and offset by an increase of approximately $0.3 million, or 206.5%, in amortization of deferred charges. Loss on derivatives in 2009 was primarily attributable to change of the fair value of the derivatives relating to our redeemable common stock financing.

Income Tax Benefits (Expenses)

Our income tax benefits were approximately $0.7 million and $0.3 million in 2009 and 2010, respectively.  The decrease in income tax benefit was primarily due to the fact that certain PRC entities of ours which were tax exempt in 2009 became subject to income taxes at a rate of 12.5% in 2010.

Net Loss from Discontinued Operations

Our net loss from discontinued operations increased from an income of approximately $0.6 million in 2009 to a loss of approximately $6.2 million in 2010. This loss primarily reflects our losses on the sale of under-producing cows at the Dairy Farms we previously owned, which resulted in increased losses on disposal of biological assets of approximately $8.5 million, or 488.7%, from approximately $1.7 million in 2009 to approximately $10.2 million in 2010. Also, net income from discontinued operations in 2009 reflects our income from discontinued operations of $3.3 million associated with our former subsidiary Heilongjiang Moveup Co., Limited, which was disposed of in 2009.

Liquidity and Capital Resources

Overview

In general, our primary uses of cash are for working capital purposes, which principally represent the purchase of inventory, servicing debt and other obligations and financing construction related to our expansion plans.  Capital expenditures for continuing operations for the years ended December 31, 2011, 2010 and 2009 amounted approximately to $37.2 million, $28.4 million and $15.6 million, respectively. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations, bank loans, proceeds from the sale of securities and borrowings under our line of credit.

The accompanying consolidated financial statements have been prepared assuming we will continue as a “going concern.” We had a working capital deficiency of approximately $8.0 million as of December 31, 2011, compared to a working capital deficiency of $59.3 million as of December 31, 2010. We have significant cash commitments in 2012, including maturity of short term bank loans of $54.6 million, current portion of long term bank loans of $5.9 million and redemption of redeemable common stock of $32.7 million. However, we believe that we will be able to refinance our short term loans when they become due and we intend to do so. In addition, we have also taken steps to reduce our operating expenses. In the year ended December 31, 2011, we successfully refinanced our short term bank loans upon maturity. Accordingly, we believe that our existing cash, our cash generated from operations (including cash savings from operating expenses resulting from our sale of the Dairy Farms), and our ability to draw down on unutilized credit lines will be sufficient to fund our expected cash flow requirements for at least the next twelve months, including the cash payments for the redemption common stock and planned capital expenditures.

Cash Flows

As of December 31, 2011, we had retained earnings of approximately $60.7 million, cash and cash equivalents of approximately $15.4 million, total current assets of approximately $200.5 million and working capital of approximately $8.0 million.

Our summary cash flow information is as follows:

	Year ended December 31
Net cash provided by (used in):	2011	2010	2009
	($ in thousands)
Operating activities	87,147	5,545	27,207
Investing activities	(24,559)	(42,878)	(54,649)
Financing activities	(65,742)	5,399	62,283

Net Cash Provided by Operating Activities

For the year ended December 31, 2011, net loss decreased by approximately $8.5 million, while net cash provided by operating activities increased approximately $81.6 million, from approximately $5.5 million in 2010 to approximately $87.1 million in 2011. This increase was primarily attributable to the following changes:

•	decrease in cash flows from changes in accounts receivable of approximately $38.4 million, reflecting increased receivables for sales of raw milk powder, primarily for sales in the fourth quarter;

•	increase in cash flows from inventories of approximately $44.0 million, reflecting our shift in product mix to high margin milk powder, and related sale of excess inventory at lower margins to stabilize our inventory level;

•	increase in cash flows from accounts payable of approximately $2.8 million;

•	increase in cash flows from other payables of approximately $10.3 million;

•	increase in cash provided by discontinued operations of approximately $14.4 million;

•	increase in cash flows from due to related parties of $10.4 million; and

•	increase in cash flows from recoverable value-added taxes of $9.1 million.

For the year ended December 31, 2010 net income decreased by approximately $29.1 million, while net cash provided by operating activities decreased approximately $21.7 million, from approximately $27.2 million in 2009 to approximately $5.5 million in 2010 primarily due to the following changes in working capital items:

•	increase in cash flows from accounts receivable of approximately $27.5 million;

•	decrease in cash flows from inventories of approximately $12.8 million reflecting our increased production in preparation to meet expected sales demand;

•	decrease in cash flows of approximately $6.5 million in notes payable primarily as a result of increased inventory purchases;

•	increase in cash flows of approximately $7.5 million in advances from customers for raw milk powder primarily attributable to increased sales of raw milk powder despite an overall decrease in sales; and

•	decrease in cash provided by operating activities of $18.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities primarily relates to our bank loans and expenditures associated with our construction and acquisition of new facilities. Net cash used in investing activities decreased approximately $18.3 million, from a net cash outflow of approximately $42.9 million in 2010 to a net cash outflow of approximately $24.6 million in 2011. This decrease was primarily attributable to an increase of approximately $29.6 million in proceeds from disposal of the Dairy Farms, offset by increase in investing cash outflows from our discontinued operations of $35.5 million.

Net cash used in investing activities decreased approximately $11.8 million, from approximately $54.6 million in 2009 to approximately $42.9 million in 2010. This decrease was primarily attributable to decreased investing cash outflows from our discontinued operations of $63.0 million and purchase of our Longjiang Feihe Dairy operations for approximately $4.4 million in 2009, offset by proceeds of $39.0 million from disposal of a subsidiary in 2009, an increase in purchase of property and equipment of approximately $14.0 million in 2010, and increase in cash outflows from our restricted cash of $2.7 million.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities decreased by approximately $71.3 million, from a cash inflow of approximately $5.6 million in 2010 to a cash outflow of approximately $65.7 million in 2011. The increase in cash outflows was primarily attributable to an increase in net cash outflows of short term bank loans of approximately $20.1 million, an increase net cash outflows of long term bank loans of approximately $4.7 million, repayment for redeemable common stock of approximately $32.3 million, payment of long-term deposits of $43.7 million in 2011, and increase in financing cash outflows from our discontinued operations of $4.3 million, which is partly offset by increases in proceeds from other long term loans of approximately $33.4 million.

Net cash provided by financing activities decreased by approximately $56.7 million, from approximately $62.3 million in 2009 to approximately $5.6 million in 2010. The decrease was primarily attributable to an increase in net cash outflows from long term bank loans of approximately $17.2 million, a decrease in net cash inflows from short term bank loans of approximately $39.0 million, decrease in financing cash outflows from our discontinued operations of approximately $15.5 million, proceeds from issuance of redeemable common stock and warrant exercise of of $62.9 million and $1.8 million, respectively, in 2009. The decrease was offset by a repayment of short term debt of $80.4 million in 2009.

Outstanding Indebtedness

Redemption Obligation

In August 2009, pursuant to a subscription agreement, we issued 2,100,000 shares of our common stock to the Purchasers, for an aggregate purchase price of $63.0 million.  Because we did not meet certain earnings per share targets for 2009, we issued 525,000 additional shares to the Purchasers pursuant to the subscription agreement.  In February 2011, we entered into a redemption agreement with the Purchasers to redeem and purchase from the Purchasers the 2,625,000 shares issued pursuant to the subscription agreement in four equal installments within 30 days of March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, for an aggregate payment on each such date of $15,750,000, together with interest accruing at the rate of 1.5% per annum, compounded annually from August 27, 2009 until such date. As of December 31, 2011, we had redeemed 1,312,500 shares for an aggregate consideration of $32.4 million, and as of March 21, 2012 we had redeemed 1,968,750 shares for an aggregate consideration of approximately $48.7 million. Redemption of the remaining 656,250 shares must be completed within 30 days of March 31, 2012.

Short and Long Term Loans Payable

As of December 31, 2011, we had short term loans of approximately $54.6 million and long term loans of approximately $11.9 million from banks in the PRC of which approximated $11.7 million were subject to financial covenants. During the three and twelve month periods ended December 31, 2011, the largest aggregate amount of short term bank loans was approximately $55.4 million and $72.7 million, respectively.  The maturity dates of the short term bank loans outstanding as of December 31, 2011 ranged from January 25, 2012 to December 30, 2012.  All short term bank loans that have become due have been repaid.  During the three and twelve month periods ended December 31, 2011, the largest aggregate amount of long term loans was approximately $11.9 million and $17.8 million, respectively.  The maturity dates of the long term bank loans outstanding as of December 31, 2011 ranged from December 24, 2013 to December 24, 2015.   The weighted average interest rate on short term bank loans and long term bank loans outstanding as of December 31, 2011 was 6.29% and 5.82%, respectively.  The loans were secured by pledges of certain fixed assets and land use rights held by our subsidiaries, guarantees of certain of our subsidiaries and personal guarantees of one of our directors.  Our ability to incur additional secured indebtedness depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors.

Line of Credit

We have a one year, unsecured line of credit with a bank of approximately $111.7 million (RMB 703 million) scheduled to expire in the forth fiscal quarter of 2012. The line of credit entitles us to draw demand loans for general corporate purposes. As of December 31, 2011, there were borrowings of approximately $31.8 million at a weighted average interest rate of 6.56% under the line of credit. The net availability of the line of credit was approximately $79.9 million as of December 31, 2011.

Equipment Financing

In October 2009, we entered into a loan agreement with a bank in the PRC for a principal amount of up to $9.2 million for the purpose of financing the purchase of certain equipment.   The loan accrued interest at the six-month LIBOR rate plus 1.95%, with principal payable in 10 equal semi-annual installments and interest payable semi-annually. As of December 31, 2009, there was approximately $4.0 million in principal payable under the loan, and the loan was fully repaid in June 2010.

In November 2009, we entered into a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of approximately $756,200 and a payment of RMB 1 million approximately $158,884 on January 30th of each year after successful completion of production quality tests. The equipment has been successfully installed and put into production in December 31, 2010, and was depreciated over an estimated productive life of 14 years. As of December 31, 2011 and 2010, we had approximately $1.5 million and $1.5 million, respectively, of equipment subject to the capital lease.

Contractual Obligations

Our contractual obligations consist mainly of payments related to long-term debt and related interest, capital leases to purchase certain equipment, FIN 48 obligations, capital purchase of property, plant and equipment, and product purchase obligations.  The following table sets forth information regarding our outstanding contractual obligations by maturity as of December 31, 2011, as well our obligation to redeem redeemable common stock pursuant to a redemption agreement in February 2011:

Payment due by period (amounts in thousands of US$)
	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
	(in thousands)
Short-term debt obligations	$54,616	$54,616	$-	$-	$-
Long-term debt obligations	44,692	5,945	38,747	-	-
Capital lease obligations	718	288	430	-	-
FIN 48 obligations	14,807	-	-	-	-
Purchase obligations	7,185	3,372	3,813	-	-
Capital obligations	3,808	3,808	-	-	-
Redemption of redeemable stock and interest	32,697	32,697	-	-	-
Total	$158,523	$100,726	$42,990	$-	$-

Selected Unaudited Quarterly Results of Operations

The following table sets forth unaudited quarterly statements of operations data for the eight quarters ended December 31, 2011. We believe this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements appearing elsewhere in this report. We believe this data includes all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. You should read the quarterly data in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. The consolidated results of operations for any quarter are not necessarily indicative of the operating results for any future period. We expect that our quarterly revenues may fluctuate significantly.

For our 2011 and 2010 fiscal years, our quarterly results of operations were summarized as follows:

	Three Months Ended (Unaudited)
Fiscal 2011	December 31	September 30	June 30	March 31
	US$	US$	US$	US$
Sales	87,014,773	75,372,031	62,864,567	67,684,003
Gross profit	30,887,819	27,474,519	29,521,755	24,436,571
Net income (loss) from continuing operations, net of tax	(7,978,213)	2,959,727	5,403,867	4,119,191
Net income (loss) from discontinued operations, net of tax	(3,558,023)	(2,487,077)	(237,613)	577,485

Net income (loss) attributable to Feihe International, Inc.	(10,502,498)	472,650	5,166,254	4,696,676

Earnings per share – Basic
Net income (loss) from continuing operations	(0.31)	0.14	0.25	0.18
Net income from discontinued operations	(0.17)	(0.11)	(0.01)	0.03
Net income (loss)	(0.48)	0.03	0.24	0.21

Earnings per share – Diluted
Net income (loss) from continuing operations	(0.31)	0.14	0.25	0.18
Net income from discontinued operations	(0.17)	(0.11)	(0.01)	0.03
Net income (loss)	(0.48)	0.03	0.24	0.21

Earnings per redeemable common share – Basic
Net income (loss) from continuing operations	(0.34)	0.14	0.25	0.18
Net income from discontinued operations	(0.17)	(0.11)	(0.01)	0.03
Net income (loss)	(0.51)	0.03	0.24	0.21
Earnings per redeemable common share – Diluted
Net income (loss) from continuing operations	(0.34)	0.14	0.25	0.18
Net income from discontinued operations	(0.17)	(0.11)	(0.01)	0.03
Net income (loss)	(0.51)	0.03	0.24	0.21

	Three Months Ended (Unaudited)
Fiscal 2010	December 31	September 30	June 30	March 31
	US$	US$	US$	US$
Sales	61,240,140	61,468,673	52,400,457	81,505,058
Gross profit	17,840,163	25,201,524	17,584,560	38,662,663
Net income (loss) from continuing operations	1,148,086	2,260,290	(15,296,075)	7,383,124
Net income (loss) from discontinued operations	(354,848)	1,316,974	(5,278,516)	(1,849,528)

Net income (loss) attributable to Feihe International, Inc.	793,238	3,577,264	(20,574,591)	5,533,596

Earnings per share – Basic
Net income (loss) from continuing operations	0.06	0.10	(0.70)	0.33
Net income from discontinued operations	(0.02)	0.06	(0.24)	(0.08)
Net income (loss)	0.04	0.16	(0.94)	0.25

Earnings per share – Diluted
Net income (loss) from continuing operations	0.06	0.10	(0.70)	0.33
Net income (loss) from discontinued operations	(0.02)	0.06	(0.24)	(0.08)
Net income (loss)	0.04	0.16	(0.94)	0.25
Earnings per redeemable common stock – Basic
Net income (loss) from continuing operations	0.12	0.10	(0.70)	0.33
Net income (loss) from discontinued operations	(0.02)	0.06	(0.24)	(0.08)
Net income (loss)	0.10	0.16	(0.94)	0.25

Earnings per redeemable common share – Diluted
Net income (loss) from continuing operations	0.12	0.10	(0.70)	0.33
Net loss from discontinued operations	(0.02)	0.06	(0.24)	(0.08)
Net income (loss)	0.10	0.16	(0.94)	0.25

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

Estimates of allowances for bad debts – We periodically review our receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances.  We perform this review quarterly, and in determining the allowances, a number of factors are considered, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry. As a result of this review and collection of older receivables, we have increased our estimated allowance for bad debts by $1,569,311 for the year ended December 31, 2011 and reduced it by $240,309 for the year ended December 31, 2011 and 2010.  Although our write-offs of bad debts have been minimal in recent years and we had no write-off in the year ended December 31, 2011, events and circumstances could occur that would require that we increase our allowance in the future.

Estimate of the useful lives of property and equipment – We estimate the useful lives and residual values of our property and equipment. We also review property and equipment for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.  We recognized no impairments in the years ended December 31, 2011 and 2010.

Inventories – We value inventories at the lower of cost or market value.  We determine the cost of inventories using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition.  We determine whether we have any excessive, slow moving, obsolete or impaired inventory.  We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions.  We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value.  If actual market conditions change, additional provisions may be required.

Goodwill – We test goodwill annually for impairment or more frequently if events or changes in circumstances indicate that it might be impaired.  We currently have eight reporting units and only two reporting units carry assigned goodwill: Shanxi Feihe and Gannan Feihe. We perform annual impairment test on December 31 on the two reporting units. We recognize a goodwill impairment loss in our statements of operations when the carrying amount of goodwill exceeds its implied fair value which is based on their undiscounted cash flows.  These analyses require management to make assumptions and to apply judgment, including forecasting future sales, expenses, and discount rates, which can be affected by economic conditions and other factors that can be difficult to predict.

Impairment of long-lived assets – We review and evaluate our long-lived assets whenever events and circumstances indicate that the related carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. Factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. We perform the impairment test at the end of the fourth quarter each year.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed.  Revenue is shown net of sales returns, which amounted to less than 0.8% of total sales in each of the years ended December 31, 2011, 2010 and 2009, and net of sales discounts, which are determined based on our distributors’ sales volumes.

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

We recognize the compensation costs net of a forfeiture rate and recognize the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the award. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

The fair value of awards is amortized over the requisite service period, except for 2,073,190 options granted in May 2009 and 1,332,000 options granted in July 2011 that vest upon performance conditions.  For such performance based awards, we assess the probability of meeting such conditions in order to determine the compensation cost to be recognized.

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

On February 1, 2011, we entered into a redemption agreement committing us to redeem the common stock at a total price of $63.0 million plus 1.5% annual compounded interest, beginning from August 27, 2009.  We agreed to consummate the redemption in four closings from March 31, 2011 through March 31, 2012.  As of December 31, 2011, 1,312,500 redeemable shares were outstanding for a total principal amount of $31.5 million plus 1.5% annual compounded interest.

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

We adopted ASC 740-10, “Income Taxes” (previously Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” or FIN 48) effective April 1, 2007. In accordance with ASC 740-10, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.  We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.

New Accounting Pronouncements

In May 2011, the FASB issued authoritative guidance regarding common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. This guidance is the result of joint efforts by the FASB and International Accounting Standards Board, or the IASB, to develop a single, converged fair value framework, including converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. Thus, there are few differences between this guidance and its international counterpart in IFRS. While this guidance is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in U.S. GAAP is applied. This guidance is effective for interim and annual periods beginning after December 15, 2011 for public entities. The adoption of its guidance is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued authoritative guidance that provides an entity the option of presenting total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in shareholders’ equity. This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance should be applied retrospectively. For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We have not yet adopted this guidance and do not expect that its adoption will have a significant impact on our financial statements.

In September 2011, the FASB issued authoritative guidance related to testing goodwill for impairment. The guidance is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if a public entity’s financial statements for the most recent annual or interim period have not yet been made available for issuance. We have not adopted this guidance and do not expect that its adoption will have a significant impact on our financial statements.

In December 2011, the FASB issued authoritative guidance regarding balance sheet disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the guidance for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by the guidance retrospectively for all comparative periods presented. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In December 2011, the FASB issued authoritative guidance regarding comprehensive income. The guidance allows the FASB time to re-deliberate as to whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report 2 reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect. This guidance does not affect prior guidance on this topic, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest in fixed and variable income investments classified as cash and cash equivalents and short-term investments.  Our cash and cash equivalents are placed primarily in demand deposits, with maturities of three months or less and short-term investments are mutual funds. Except for borrowing of $7,467,548 which bear interest at a floating interest rates at RMB benchmark deposit interest rate, our borrowings bear fixed interest rates.  As of December 31, 2011, we had short term loans of approximately $54.6 million and long term loans of approximately $11.9 million from PRC banks, and the weighted average interest rates on our outstanding short term bank loans and long term loans was 6.29% and 5.82%, respectively.  In addition, if we were to draw on our line of credit, interest would be a base rate established by the People’s Bank of China on the unpaid principal amount.  Changes in interest rates would impact the interest expense on our borrowings bearing variable interest rates, and the interest income derived from our investments, which was $0.1 million, $0.3 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009.  We have not used derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

We conduct substantially all of our operations in the PRC, and the Renminbi is the national currency in which our operations are conducted. We have not utilized any derivative financial instruments or any other financial instruments, nor do we utilize any derivative commodity instruments in our operations, nor any similar market sensitive instruments.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rate at December 31, 2010 was approximately 6.6 Renminbi to 1 U.S. dollar.  The exchange rate at December 31, 2011 was approximately 6.3 Renminbi to 1 U.S. dollar.  The exchange rate is currently permitted to float within a very limited range. However, there remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar.  Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.  We recognized a foreign currency translation gain of approximately $12.3 million and $7.2 million for the years ended December 31, 2011 and 2010, respectively.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 4.9%, 4.6% and -0.7% in 2011, 2010 and 2009, respectively.

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

Effective December 23, 2011, we dismissed Deloitte Touche Tohmatsu CPA, Ltd. or DTT, as our independent registered public accounting firm.  During the fiscal year ended December 31, 2011 or during the subsequent fiscal year, we had no disagreements with DTT of the type described in Item 304(a)(1)(v) of Regulation S-K and no transactions or events similar to those which involved such disagreements or reportable events, which transactions or events were material and were accounted for or disclosed in a manner different from that which DTT apparently would have concluded was required.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2011, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer and chief financial officer concluded that during the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of December 31, 2011 to give a reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  This determination was primarily due to the identification of the material weakness in our internal control over financial reporting discussed below in “Management’s Annual Report on Internal Control Over Financial Reporting,” which we regard as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted a comprehensive review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation as discussed in the paragraphs below, our chief executive officer and chief financial officer have concluded that as of December 31, 2011, our internal control over financial reporting was not effective due to the identification of the following material weakness:  There was insufficient accounting personnel with appropriate knowledge of U.S. GAAP.

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

Our independent registered public accounting firm, Crowe Horwath (HK) CPA Limited, who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Feihe International, Inc.

We have audited Feihe International, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and this report does not affect our report on such financial statements and financial statement schedule. In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and our report dated March 30, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Crowe Horwath (HK) CPA Limited

Crowe Horwath (HK) CPA Limited

Hong Kong SAR, the People’s Republic of China

March 30, 2012

Changes in Internal Controls

As part of “Management’s Report In Internal Controls Over Financial Reporting” for the year ended December 31, 2010, we identified that there was insufficient accounting personnel with appropriate knowledge of U.S. GAAP. As described in our Form 10-Q for the three months ended September 30, 2011 we have taken additional steps to ensure reliability of our financial reporting, including additional internal review, additional Audit Committee review, efforts to remediate historical material weaknesses and significant deficiencies in internal control over financial reporting, and the performance of additional procedures by management with respect to our financial statements. There have not been any other changes in our internal control over financial reporting in the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, with the continuing expansion of our business and the inherent complexity in U.S. GAAP and SEC reporting requirements, we believe that we lack sufficient accounting personnel with appropriate knowledge of the aforementioned areas.

Remediation Plan

The material weakness we identified as of December 31, 2011 was also identified by us as of December 31, 2010. We have undertaken or are in the process of undertaking a number of measures to improve our internal controls over financial reporting to address the material weaknesses. We have launched a recruitment program to hire additional qualified accounting personnel. We plan to hire additional qualified accounting personnel, as necessary to fulfill our reporting obligations and to reinforce our internal audit function. We have also implemented regular and continuous U.S. GAAP accounting and financial reporting training programs for our existing accounting and reporting personnel, including senior financial officers. The costs for such remediation plan cannot yet be quantified but not likely to be significant.  However, we do not expect that our plan will fully remediate the material weakness identified above until at least June 30, 2012, and it may not ensure the adequacy of our internal controls over our financial reporting and processes in the future. If we experience additional material weaknesses and significant deficiencies in our internal controls over financial reporting in the future, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to further improve our internal control systems and procedures.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors, director nominees, and committees of the board of directors is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2011, or the 2012 Proxy Statement, under the heading “Election of Directors” and “Corporate Governance.” Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to our 2012 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding our executive officers is incorporated by reference to our 2012 Proxy Statement under the heading “Management—Executive Officers.”

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2012 Proxy Statement under the heading “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the 2012 Proxy Statement under the heading “Executive Compensation.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2012 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2012 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The financial statements required by this item are included herein:

Exhibits

The following exhibits are filed as a part of this Annual Report.

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Here with	Form	Exhibit No.	File No.	Filing Date

2	Stock Exchange Agreement, dated as of January 15, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc.		8-K	2.1	000-27351	1/21/03

2.1	Amendment to Stock Exchange Agreement, dated as of March 5, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc		8-K/A	2.2	000-27351	3/5/03

3.1	Articles of Incorporation		10-SB	1	000-27351	9/16/99

3.2	Amendment to Articles of Incorporation		10-KSB/A	3.2	000-27351	5/25/04

3.3	Articles of Amendment to Articles of Incorporation		8-K	3.1	001-32473	10/13/10

3.3	Bylaws		10-SB	2	000-27351	9/16/99

4.1	Specimen certificate evidencing shares of common stock		S-1/A	4.1	333-158777	5/28/09

10.1	Joint Venture Agreement to organize Beijing Feihe		10-QSB	10.1	000-27351	5/17/04

10.2	2003 Stock Incentive Plan*		S-8	10	333-123932	4/7/05

10.3	Form of Registration Rights Agreement, dated as of October 3, 2006, by and between the registrant and investors listed therein		8-K/A	10.2	333-128075	10/10/06

10.4	Share Transference Agreement, dated as of July 1, 2006, by and between the registrant and Shanxi Li Santai Science and Technology Co., Ltd.		S-1/A	10.16	333-128075	4/17/07

10.5	Form of Non-Competition Agreement, by and between the registrant and each of Mr. Leng You-Bin and Roger Liu		S-1/A	10.27	333-128075	6/28/07

10.7	Form of Amended and Restated Common Stock Purchase Warrant		8-K/A	10.7	001-32473	11/21/08

10.8	Form of 2009 Stock Incentive Plan and related agreements*		8-K/A	10.1	001-32473	5/14/09

10.9	Subscription Agreement, dated as of August 12, 2009, by and among the registrant and the Purchasers		8-K	10.1	001-32473	8/12/09

10.10	Registration Rights Agreement, dated as of August 26, 2009, by and among the registrant and the Purchasers		8-K	10.1	001-32473	8/26/09

10.11	Redemption Agreement, dated as of February 1, 2011, by and among the registrant and the Purchasers		8-K	10.1	001-32473	2/2/11

10.12	Equity Purchase Agreement, dated as of August 1, 2011, by and among the registrant and Haerbin City Ruixinda Investment Company Ltd.		8-K	10.1	001-32473	8/4/11

10.13	First Amendment to Equity Purchase Agreement, dated as of October 31, 2011, by and among the registrant and the Purchasers		8-K	10.1	001-32473	11/02/11

10.14	Raw Milk Exclusive Supply Agreement, dated as of September 30, 2011, by and among the registrant and the Suppliers		8-K	10.1	001-32473	9/30/11

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Here with	Form	Exhibit No.	File No.	Filing Date

10.15	Asset Mortgage Agreement, dated as of September 30, 2011, by and among the registrant and the Mortgagers		8-K	10.2	001-32473	9/30/11

16.1	Letter of Grant Thornton regarding change in certifying accountant		8-K	16.1	001-32473	4/15/10

16.2	Letter of Deloitte Touche Tohmatsu CPA Ltd. regarding change in certifying accountant		8-K	16.1	001-32473	12/23/11

21.1	Subsidiaries of the registrant	X

23.1	Consent of Crowe Horwath (HK) CPA Limited	X

23.2	Consent of Deloitte Touche Tohmatsu CPA Ltd.	X

23.3	Consent of JBPB & Co.	X

24.1	Power of Attorney (included on signature page)	X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009**	X

*	Management contract or compensatory plan, contract, or arrangement.

**	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2012	FEIHE INTERNATIONAL, INC.

	By:	/s/ Leng You-Bin
Leng You-Bin, Chief Executive
Officer and President (Principal Executive Officer)

	By:	/s/ Liu Hua
Liu Hua, Chief Financial Officer
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

/s/ Leng You-Bin	March 30, 2012
Leng You-Bin, Director, Chief Executive
Officer and President (Principal Executive Officer)

/s/ Liu Hua	March 30, 2012
Liu Hua, Director, Treasurer and Secretary (Principal Accounting and Financial Officer)

/s/ Liu Sheng-Hui	March 30, 2012
Liu Sheng-Hui, Director

/s/ Ren Xiaofei	March 30, 2012
Ren Xiaofei, Director

/s/ Kirk Downing	March 30, 2012
Kirk Downing, Director

/s/ James Lewis	March 30, 2012
James Lewis, Director

/s/ Neil Shen	March 30, 2012
Neil Shen, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of American Dairy, Inc (now known as Feihe International, Inc)

We have audited, before the effects of the adjustments to give effects to the discontinued operation described in note 7, the accompanying consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows of American Dairy, Inc (now known as Feihe International, Inc) (a Utah Corporation) and subsidiaries (the “Company”) for the year ended December 31, 2009 (the 2009 financial statements before the effects of the adjustments discussed in note 7 are not presented herein).  The 2009 financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2009 financial statements, before the effects of the adjustments to give effects to the discontinued operation described in note 7, present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the adjustments to give effects to the discontinued operation described in note 7 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Crowe Horwath (HK) CPA Limited.

/s/ JBPB & Co.

JBPB & Co. (formerly known as GRANT THORNTON)

Hong Kong

March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Feihe International, Inc.

We have audited, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 7 to the consolidated financial statements, the accompanying consolidated balance sheet of Feihe International, Inc. and subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the year then ended (the 2010 consolidated financial statements before the effects of the retrospective adjustments discussed in Note 7 to the consolidated financial statements are not presented herein). Our audit also included the financial statement schedule included in Schedule I as of December 31, 2010 and for the year ended December 31, 2010. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 7 to the consolidated financial statements, present fairly, in all material respects, the financial position of Feihe International, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations discussed in Note 7 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ Deloitte Touche Tohmatsu CPA, Ltd.

Deloitte Touche Tohmatsu CPA, Ltd.

Beijing, the People’s Republic of China

March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Feihe International, Inc.

We have audited the accompanying consolidated balance sheet of Feihe International, Inc. and subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. Our audit also included the financial statement schedule included in Schedule I as of December 31, 2011 and for the year then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Feihe International, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s deficiency of net current assets and significant cash commitments in the next twelve months, including maturity of short term bank loans of $54.6 million, current portion of long term bank loans of $5.9 million and redemption of redeemable common stock of $32.7 million, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited the retrospective adjustments to the 2009 and 2010 consolidated financial statements for the operations discontinued in 2011, as discussed in Note 7 to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2009 and 2010 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2009 and 2010 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2012 expressed an adverse opinion on the Company's internal control over financial reporting.

/s/ Crowe Horwath (HK) CPA Limited

Crowe Horwath (HK) CPA Limited

Hong Kong, the People’s Republic of China

March 30, 2012

FEIHE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	15,353,882	16,183,493
Restricted cash	1,056,579	3,078,564
Trade receivables, net of a allowance for doubtful accounts of $810,864 and $1,084,308, as of December 31, 2011 and 2010, respectively	40,690,638	14,812,821
Notes receivable, net of a allowance for doubtful accounts of $3,350,056 and $3,500,028, as of December 31, 2011 and 2010, respectively	-	136,120
Due from related parties	194,759	1,806,889
Advances to suppliers	11,841,936	3,079,246
Receivable from discontinued operations	-	121,583,818
Inventories, net	33,328,949	62,716,959
Prepayments and other current assets	50,427	167,306
Income tax receivable	1,406,653	4,970,271
Recoverable value-added taxes	965,685	6,886,531
Other receivables	13,742,625	1,844,338
Consideration receivable -current	79,337,423	-
Investment in mutual funds – available for sale	111,116	139,294
Assets of discontinued operations	-	21,358,239
Assets held for sale	2,384,391	-
Total current assets	200,465,063	258,763,889

Investments:
Investment at cost	285,990	272,239
	285,990	272,239
Property, plant and equipment:
Property, plant and equipment, net	128,739,637	97,688,788
Construction in progress	14,895,512	40,566,480
	143,635,149	138,255,268

FEIHE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
	US$	US$
ASSETS
Other assets:
Advance to suppliers, non-current	3,741,454	7,937,244
Long term deposits	46,139,913	-
Consideration receivables, non-current	19,450,201	-
Deferred tax assets, non-current	9,805,701	5,522,990
Prepaid leases for land use rights	18,280,745	15,607,918
Other intangible assets, net	-	585,671
Goodwill	-	445,842
Assets of discontinued operation, non-current	-	158,502,039
Total assets	441,804,216	585,893,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Notes payable	-	378,112
Short term bank loans	54,616,375	63,522,793
Accounts payable	39,077,499	31,988,273
Accrued expenses	6,943,370	6,436,243
Income tax payable	734,389	1,589,165
Advances from customers	17,899,560	12,183,444
Due to related parties	86,213	79,257
Advances from employees	415,253	456,260
Employee benefits and salary payable	9,777,537	6,636,128
Other payables	39,561,388	33,740,305
Currrent portion of long term bank loans	5,945,439	-
Current portion of capital lease obligation	288,066	116,770
Accrued interest	395,783	-
Redeemable common stock ($0.001 par value, 1,312,500 shares issued and outstanding as of December 31, 2011)	32,696,658	-
Liabilities of discontinued operations	-	160,974,996
Total current liabilities	208,437,530	318,101,746

FEIHE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
	US$	US$

Long term bank loans, net of current portion	5,943,726	16,977,222
Capital lease obligation, non current	430,180	532,467
Other long term loans	32,803,289	-
Accrued interest	170,555	-
Unrecognized tax benefits, non-current	14,806,768	5,062,336
Deferred income	3,711,033	4,924,395
Liabilities of discontinued operations, non-current	-	12,442,830
Total liabilities	266,303,081	358,040,996

Commitment and contingencies (See Note 33)

Redeemable common stock (US$0.001 par value, 2,625,000 shares issued and outstanding as of December 31, 2010)	-	66,113,715

Stockholders’ equity
Ordinary shares (US$0.001 par value, 50,000,000 shares authorized; 19,714,291 and 19,671,291 issued and outstanding as of December 31, 2011 and 2010, respectively)	19,714	19,671
Additional paid-in capital	58,920,283	57,177,680
Common stock warrants	1,774,151	1,774,151
Statutory reserves	11,341,427	9,132,581
Accumulated other comprehensive income	42,730,802	32,836,344
Retained earnings	60,696,815	60,731,029
Total Feihe International Inc. stockholders’ equity	175,483,192	161,671,456
Non-controlling interests	17,943	66,933
Total equity	175,501,135	161,738,389
Total liabilities, redeemable common stock and equity	441,804,216	585,893,100

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2011	2010	2009
	US$	US$	US$
Sales	292,935,374	256,614,328	271,383,657

Cost of goods sold	(180,614,710)	(157,325,418)	(140,520,530)

Gross profit	112,320,664	99,288,910	130,863,127

Operating expenses:
Sales and marketing	(78,988,475)	(99,276,220)	(104,952,981)
General and administrative	(26,018,366)	(21,306,074)	(19,537,186)
Goodwill and other intangible assets impairment	(1,012,410)	(1,437,005)	(929,526)
Total operating expenses	(106,019,251)	(122,019,299)	(125,419,693)

Other operating income (expense), net	3,280,679	(551,390)	(219,822)
Income (loss) from operations	9,582,092	(23,281,779)	5,223,612

Other income (expenses):
Interest income	90,008	287,967	294,816
Interest and finance costs	(4,235,956)	(2,011,282)	(6,136,868)
Amortization of deferred debt issuance cost	-	(379,413)	(124,110)
Loss on derivative	-	-	(2,162,000)
Government subsidy	9,205,157	21,709,399	21,177,132
Income (loss) from continuing operations before income tax expenses and noncontrolling interests	14,641,301	(3,675,108)	18,272,582

Income tax (expenses) benefits	(10,010,427)	279,722	746,198
Income (loss) from continuing operations	4,630,874	(3,395,386)	19,018,780

FEIHE INTERNATIONAL, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2011	2010	2009
	US$	US$	US$

Income (loss) from discontinued operations, net of tax	(5,705,228)	(6,499,869)	562,606
Net income (loss)	(1,074,354)	(9,895,255)	19,581,386
Net income attributable to noncontrolling interests	(126,302)	311,384	-
Settlement of redeemable common stock	1,033,738	-	-
Accretion of redemption premium on redeemable common stock	-	(1,086,622)	-
Net income (loss) attributable to common stockholders of Feihe International, Inc.	(166,918)	(10,670,493)	19,581,386

Net income (loss) from continuing operations per share of common stock
Basic	0.26	(0.21)	1.00
Diluted	0.26	(0.21)	0.94
Net income (loss) from continuing operations per share of redeemable common stock
Basic	0.23	(0.15)	1.00
Diluted	0.23	(0.15)	1.00

Net income (loss) from discontinued operations, net of tax per share of common stock
Basic	(0.26)	(0.28)	0.03
Diluted	(0.26)	(0.28)	0.03
Net income (loss) from discontinued operations, net of tax per share of redeemable common stock
Basic	(0.26)	(0.28)	0.03
Diluted	(0.26)	(0.28)	0.03

FEIHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2011	2010	2009
	US$	US$	US$

Net income (loss) per share of common stock
Basic	0.00	(0.49)	1.03
Diluted	0.00	(0.49)	0.97
Net income (loss) per share of redeemable common stock
Basic	(0.03)	(0.43)	1.03
Diluted	(0.03)	(0.43)	1.03

Weighted average shares used in calculating net income (loss) per share of common stock
Basic	19,688,551	19,647,844	18,273,652
Diluted	19,688,551	19,647,844	19,449,913

Weighted average shares used in calculating net income (loss) per share of redeemable common stock
Basic	2,065,839	2,625,000	730,685
Diluted	2,065,839	2,625,000	730,685

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

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

FEIHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Feihe International, Inc. Shareholders
	Common Stock
	(US$0.001 par value)								Accumulated Other
	Number of	Par		Additional Paid-in		Common Stock		Statutory	Comprehensive	Retained	Noncontrolling	Total	Total Comprehensive
	Shares	Value		Capital		Warrants		Reserves	Income	Earnings	Interest	Equity	Income (Loss)
		US$		US$		US$		US$	US$	US$	US$	US$	US$
Currency translation adjustments	-	-		-		-		-	7,181,945	-	21,719	7,203,664	7,203,664
Change in fair value of available-for- sale investment	-	-		-		-		-	2,828	-	-	2,828	2,828
Comprehensive loss													(2,688,763)
Dividend distributed to noncontrolling interests	-	-		-		-		-	-	-	(208,225)	(208,225)
Investment in an existing subsidiary	-	-		-		-		-	-	-	219,372	219,372
Appropriation to statutory reserve	-	-		-		-		2,271,357	-	(2,271,357)	-	-
Balance as of December 31, 2010	19,671,291	19,671		57,177,680		1,774,151		9,132,581	32,836,344	60,731,029	66,933	161,738,389
Stock compensation	43,000	43		1,742,603		-		-	-	-	-	1,742,646
Net (loss) income	-	-			-		-	-	-	(1,200,656)	126,302	(1,074,354)	(1,074,354)
Settlement of redeemable common stock	-	-			-		-	-	-	1,033,738	-	1,033,738
Currency translation adjustments	-	-			-		-	-	12,264,186	-	(13,799)	12,250,387	12,250,387
Change in fair value of available-for- sale investment	-	-			-		-	-	(28,178)	-	-	(28,178)	(28,178)
Disposal of Dairy Farms			-		-	-		(6,543)	(2,341,550)	2,348,093	-	-	(2,341,550)
Comprehensive income													8,806,305
Dividend distributed to noncontrolling interests	-	-			-		-	-	-	-	(161,493)	(161,493)
Appropriation to statutory reserve								2,215,389		(2,215,389)		-
Balance as of December 31, 2011	19,714,291	19,714		58,920,283		1,774,151		11,341,427	42,730,802	60,696,815	17,943	175,501,135

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2011	2010	2009
	US$	US$	US$
Cash flows from operating activities:
Net income (loss)	(1,074,354)	(9,561,304)	19,581,386
Less: Loss (income) from discontinued operations, net of tax	5,705,228	6,165,918	(562,606)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,683,434	5,586,699	5,091,509
Amortization of prepaid leases	494,888	412,098	447,759
Amortization of other intangible assets	197,524	257,166	260,843
Loss on disposal of property, plant and equipment	520,619	14,637	475,363
Provision (reversal of provision) for doubtful accounts	1,523,131	(240,309)	(523,473)
Provision (reversal of) provision for inventory reserve	(392,368)	1,164,384	156,297
Goodwill and other intangible assets impairment	1,012,410	1,437,005	929,526
Share-based compensation	1,742,646	2,599,646	2,196,106
Gain on waived interest expense	-	-	(550,000)
Loss on derivatives	-	-	2,162,000
Interest expense from amortization of note discounts	-	-	5,129,617
Amortization of deferred charges	-	379,413	124,110
Decrease in notes receivable	136,120	301,065	1,058,181
(Increase) decrease in trade receivables	(25,558,193)	12,817,244	(14,685,045)
(Increase) decrease in due from related parties	(223,669)	379,350	(1,922,764)
Decrease in advances to suppliers	1,861,965	4,029,177	1,007,047
Decrease (increase) in inventories	29,780,377	(14,230,037)	(1,466,726)
Decrease (increase) in prepayments and other current assets	116,880	1,539,402	(1,750,761)
Decrease (increase) in income taxes receivable	3,563,618	(134,805)	(4,834,754)
Decrease (increase) in recoverable value-added taxes	5,920,846	(3,171,894)	(4,203,496)
(Increase) decrease in other receivables	(8,777,412)	1,880,244	366,833
Decrease in receivable from discontinued operations	-	(16,246,974)	(37,036,087)
Decrease in deferred tax assets	(53,722)	(1,880,239)	(2,902,324)
(Decrease) increase in notes payable	(378,112)	(3,035,613)	3,429,767
Increase (decrease) in accounts payable	7,222,028	4,440,981	(4,802,436)
Increase (decrease) in accrued expenses	507,127	(1,918,210)	(2,323,085)
(Decrease) increase in due to related parties	-	(10,397,648)	9,514,452
(Decrease) increase in income tax payable	(854,776)	(1,384,294)	1,260,679
Increase (decrease) in advances from customers	5,716,117	5,261,692	(2,239,233)
Increase (decrease) in advances from employees and employee benefits and salary payable	3,100,402	2,804,427	(532,526)
Increase in other payables	5,572,805	(4,686,995)	3,223,221
Increase in unrecognized tax benefits, non-current	5,515,443	313,596	1,996,196
(Decrease) increase in deferred income	(1,423,835)	(3,936,454)	6,394,070
Net cash provided by (used in) continuing operations	48,157,167	(19,040,632)	(15,530,354)
Net cash provided by discontinued operations	38,990,050	24,585,529	42,737,773
Net cash provided by operating activities	87,147,217	5,544,897	27,207,419

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,093,849)	(34,486,013)	(20,534,683)
Purchase of land use rights	(2,440,024)	-	-
Proceeds from disposal of Dairy Farms, net of $1,070,593 of cash disposed of	29,615,356	-	-
Proceeds from sale of a subsidiary, net of $310 cash disposed	-	-	38,957,413
Purchase of Longjiang Feihe operation, net of $nil cash acquired	-	-	(4,382,890)
Change in restricted cash	2,021,985	(2,293,973)	388,786
Proceeds from sale of property, plant and equipment	-	32,182	16,275
Net cash (used in) generated from continuing operations	17,103,468	(36,747,804)	14,444,901
Net cash used in discontinued operations	(41,662,088)	(6,130,354)	(69,093,864)
Net cash used in investing activities	(24,558,620)	(42,878,158)	(54,648,963)

Cash flows from financing activities:
Proceeds from short term bank loans	53,187,374	62,998,197	54,417,200
Repayment of short term bank loans	(65,214,363)	(54,906,797)	(7,318,715)
Proceeds from long term bank loans	-	6,602,970	16,815,257
Repayment of long term bank loans	(5,484,119)	(7,435,665)	(408,311)
Redemption of redeemable common stock	(32,383,321)	-	-
Proceeds from other long term loans	33,369,627	-	-
Payment for long term deposits	(43,715,189)	-	-
Repayment of short term debt	-	-	(80,450,000)
Proceeds from issuance of redeemable common stock	-	-	62,865,093
Capital injection in subsidiary by noncontrolling interests	-	219,372	-
Dividend distributed to noncontrolling interest	(161,493)	(208,225)	-
Payment on capital lease obligations	-	(735,179)	-
Proceeds from option exercise	-	96,000	-
Proceeds from warrant exercise	-	-	1,838,469
Net cash (used in) provided by continuing operations	(60,401,484)	6,630,673	47,758,993
Net cash (used in) provided by discontinued operations	(5,340,631)	(1,022,902)	14,524,449
Net cash (used in) provided by financing activities	(65,742,115)	5,607,771	62,283,442

Effect of exchange rate changes on cash	977,818	1,090,140	1,948,664
Net (decrease) increase in cash and cash equivalents	(2,175,700)	(30,635,350)	36,790,562
Cash and cash equivalents, beginning of year	17,529,582	48,164,932	11,374,370
Cash and cash equivalents, end of year	15,353,882	17,529,582	48,164,932

Analysis of cash and cash equivalents
Included in cash and cash equivalents per consolidated balance sheets	15,353,882	16,183,493	46,972,218
Included in assets of discontinued operations	-	1,346,089	1,192,714
	15,353,882	17,529,582	48,164,932

	For the years ended December 31,
	2011	2010	2009
	US$	US$	US$

Supplemental disclosure of cash flow information:
Continuing operations
Cash paid during the year for income tax	(2,066,193)	(2,511,928)	(10,575,828)
Cash received during the year for tax refund	7,812,615	10,797,649	21,177,132
Interest paid during the year	(3,550,433)	(3,317,886)	(2,667,860)

Discontinued operations
Cash paid during the year for income tax	-	-	-
Cash received during the year for tax refund	-	-	-
Interest paid during the year	921,225	(1,479,245)	-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt and accrued interest on common stock	-	-	22,462,154
Conversion of bridge loan to redeemable common stock	-	-	16,000,000
Issuance of performance shares of redeemable common stock	-	11,382,000	-
Settlement of consideration receivable by raw milk supply (Note 7)	(4,992,467)	-	-
Settlement of redeemable common stock	(1,033,735)		-
Accretion of redemption premium on redeemable common stock	-	1,086,622

The accompanying notes are an integral part of these financial statements.

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

AFC was incorporated in Delaware, with 50,000,000 shares of authorized common stock at a par value of $0.001 per share. AFC owns 100% of the registered capital of Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”).  Feihe Dairy in turn owns 99% of the registered capital of Baiquan Feihe Dairy Co. Limited (“Baiquan Dairy”), 95% of Beijing Feihe Biotechnology Scientific and Commercial Co., Limited (“Beijing Feihe”) and 99% of Qiqihaer Feihe Soybean Co., Limited (“Feihe Soybean”), 100% of Heilongjiang Aiyingquan International Trading Co., Limited (“Aiyingquan”) which was established in 2009, and 85% of the registered capital of Heilongjiang Flying Crane Trading Co., Limited (“Feihe Trading”), which was established in January 2010.

Until recently, Feihe Dairy also owned Heilongjiang Feihe Kedong Feedlots Co., Limited (“Kedong Farms”) and Heilongjiang Feihe Gannan Feedlots Co., Limited (“Gannan Farms”). The Company completed the sale of these subsidiaries on October 31, 2011 and, as a result, they are now accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. Accordingly, assets and liabilities, revenues and expenses, and cash flows related to the Dairy Farms business have been appropriately reclassified in the accompanying consolidated financial statements as discontinued operations for all periods presented. Additional information with respect to the sale of the Dairy Farms is presented at Note 7.

From 2006 onwards, the Company also own 100% of the registered capital of Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (“Shanxi Feihe”), Langfang Flying Crane Dairy Products Co., Limited (“Langfang Feihe”) and Gannan Flying Crane Dairy Products Co., Limited (“Gannan Feihe”).

The core activities of the current subsidiaries included in the consolidated financial statements are as follow:

•	Feihe China Nutrition Company (formerly known as American Flying Crane Corporation) – Investment holding
•	Langfang Flying Crane Dairy Products Co., Limited – Packaging and distributing dairy products

•	Gannan Flying Crane Dairy Products Co., Limited – Manufacturing dairy products

•	Heilongjiang Feihe Dairy Co., Limited – Manufacturing and distributing dairy products

•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited – Marketing and distributing dairy products

•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited – Manufacturing and distributing walnut and soybean products

•	Qiqihaer Feihe Soybean Co., Limited – Manufacturing and distributing soybean products

•	Baiquan Feihe Dairy Co., Limited – Used to produce dairy products until 2011

•	Heilongjiang Aiyingquan International Trading Co., Limited – Marketing and distributing water and cheese, specifically marketed for consumption by children
•	Heilongjiang Flying Crane Trading Co., Limited (“Feihe Trading”) – Distributing milk and soybean related products. The subsidiary was registered in Heilongjiang Province, China on January 22, 2010. Feihe Dairy holds an 85% equity interest of the total paid-in capital of RMB 10,000,000 ( or approximately $1.5 million) of Heilongjiang Flying Crane Trading Co., Limited

Apart from AFC, the subsidiaries’ principal country of operations is the People’s Republic of China (the “PRC”).

2. PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

As of December 31, 2011, the Company had a working capital deficit of $8.0 million. The Company had significant cash commitments in the next twelve months, including maturity of short term bank loans of $54.6 million, current portion of long term bank loans of $5.9 million and redemption of redeemable common stock of $32.7 million. However, the Company believes it will be able to refinance its short term loans when they become due and the Company intends to do so. In addition, the Company has also taken steps to reduce its operating expenses. In the year ended December 31, 2011, the Company has successfully refinanced its short term bank loans upon maturity. If the Company is able to continue refinancing or finding replacement of short term bank loans, it believes that its cash generated from operations, existing cash, ability to draw down on unutilized credit lines, and cash saving from operating expenses by the sale of its Dairy Farms, will be sufficient to fund its expected cash flow requirements, including cash payments for the redemption of the redeemable common stock and planned capital expenditures, for at least the next twelve months. The Company expects to realize its assets and satisfy its liabilities in the normal course of business. As a result, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The accompanying financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange in effect at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  Revenues, expenses, gains and losses are translated using the average rate for the year. All translation adjustments resulting from the translation of the financial statements into US$ are reported as a component of accumulated other comprehensive income in stockholders’ equity. Transactions in currencies other than the functional currency during the year are converted into functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the statements of operations.

Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits and highly liquid investments placed with banks or other financial institutions, which have original maturities less than three months.  The carrying amounts reported approximate their fair value.

Trade receivables, net, and notes receivable, net

The Group’s trade receivables are due from trade customers. Credit is extended based on evaluation of customers’ financial condition. Trade receivable payment terms vary and amounts due from customers are stated in the financial statements net of an allowance for doubtful accounts. Receivables outstanding longer than the payment terms are considered past due. The Group determines its allowance by considering a number of factors, including the length of time the receivable is past due, the Group’s previous loss history, the counter party’s current ability to pay its obligation to the Group, and the condition of the general economy and the industry as a whole. The Group writes off receivables when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accoun

Notes receivable consists of one promissory note (Note 4(3)) and one note issued by a bank in the PRC received from a trade customer. Notes receivable are reviewed periodically as to whether their carrying value has become impaired. The Group considers the assets to be impaired if the collectability of the balances become doubtful.  Interest is not accrued on notes receivable where the collectability of the balances are doubtful.

Inventories

Inventories consist of raw materials, work-in-progress and finished goods and are valued at the lower of cost or market value. The value of inventories is determined using the moving weighted average cost method and includes any related production overhead costs incurred in bringing the inventories to their present location and condition. Overhead costs include in finished goods include, direct labor cost and other costs directly applicable to the manufacturing process.

The Group estimates an inventory allowance for excessive, slow moving and obsolete inventories as well as inventory whose carrying value is in excess of net realizable value.  Inventory amounts are reported net of such allowances of $474,055 and $1,164,384 as of December 31, 2011 and 2010, respectively.

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

Investments

Investment at cost represents an investment in a non-marketable equity interest.  Fair value is not estimated unless impairment is indicated.  The Group has concluded that there are no impaired investments as of December 31, 2011 and 2010.

Assets held for sale

We consider properties to be assets held for sale when all of the following criteria are met: i) a formal commitment to a plan to sell a property was made and exercised; ii) the property is available for sale in its present condition; iii) actions required to complete the sale of the property have been initiated; iv) sale of the property is probable and we expect the completed sale will occur within one year; and v) the property is actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation.

Property, plant and equipment, net

Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations in the year of retirement or disposition.

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

Other intangible assets, net

Other intangible assets consist of production permits and exclusive rights of milk supply, which are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the expected useful lives of one and 4.7 years, respectively.

Impairment of long-lived assets

The Group reviews and evaluates its long-lived assets whenever events and circumstances indicate that the related carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. Factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Impairment of other intangible assets were $457,023, nil and nil in the years ended December 31, 2011, 2010 and 2009, respectively.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net identifiable assets acquired at the date of acquisition.  Goodwill is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. At the end of each year, the Group tests impairment of goodwill at the reporting unit level and recognizes impairment in the event that the carrying value exceeds the fair value of each reporting unit. The Company estimates the fair value of its reporting units based on their discounted cash flows. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, in which the reporting unit’s goodwill is written down to its implied fair value. The second step requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of the goodwill allocated to a reporting unit exceeds its fair value, such goodwill is written down by an amount equal to such excess. Impairment of goodwill was $555,387, $1,437,005 and $929,526 in the years ended December 31, 2011, 2010 and 2009, respectively.

Advances from customers

Revenue from the sale of goods is recognized when goods are shipped. Receipts in advance for goods to be shipped in the future are recorded as advances from customers.

Fair value of financial instruments

Financial instruments include cash and cash equivalents, restricted cash, trade and notes receivables, available for sale investments, amounts due from/to related parties, accounts payable, bank loans and other current liabilities, and capital lease obligation. The carrying amounts of cash and cash equivalents, restricted cash, trade and notes receivables, accounts payable, amounts due from related parties, other current liabilities, and amount due to related parties approximate their fair value due to the short-term maturities of these instruments.

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

Revenue is shown net of sales returns, which amounted to less than 0.8% of total sales in each of the years ended December 31, 2011, 2010 and 2009, and net of sales discounts, which are determined based on the distributors’ sales volumes.

Cost of goods sold

Cost of goods sold primarily consists of direct and indirect manufacturing costs, including production overhead costs for the products sold.

Sales and marketing

Sales and marketing costs consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Group’s sales and marketing personnel. Advertising expenses are expensed as incurred. Advertising expenses from continuing operations amounted to $7,159,269, $21,727,818 and $31,190,272 during the years ended December 31, 2011, 2010 and 2009, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations. There were no advertising expenses from the Company’s discontinued operations for the years ended December 31, 2011, 2010 and 2009.

Any shipping, handling or other costs incurred by the Group associated with the sale are expensed as sales and marketing expenses in the period when the sale occurs. Such costs from continuing operations amounted to $6,762,083, $7,920,298 and $8,085,248 during the years ended December 31, 2011, 2010 and 2009, respectively. There were no shipping and handling costs from the Company’s discontinued operations for the years ended December 31, 2011, 2010 and 2009.

Product display fees

The Company has entered into a number of agreements with their resellers, whereby the Company pays the reseller an agreed upon amount in accordance with ASC 605-50-45 to display its products. The Company has reduced sales by the amount paid under these agreements. For the years ended December 31, 2011, 2010 and 2009, product display fees from continuing operations were $20,180,305, $29,346,857, and $25,509,131, respectively. There were no product display fees in relation to the Company’s discontinued operations for the years ended December 31, 2011, 2010 and 2009.

Share-based compensation

Share-based compensation to employees is measured by reference to the fair value of the equity instrument as at the date of grant using the Black-Scholes model, which requires assumptions for dividend yield, expected volatility and expected life of stock options. The expected life of stock options is estimated by observing general option holder behavior. The assumption of the expected volatility has been set by reference to the implied volatility of our shares in the open market and historical patterns of volatility. Performance and service vesting conditions attached to the options are included in assumptions about the number of shares that the option holder will ultimately receive. On a regular basis we review the assumptions made and revise the estimates of the number of options expected to be settled, where necessary.  Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised or cancelled. The Company recognizes the compensation costs net of a forfeiture rate and recognizes the compensation costs for those shares expected to vest on a graded vesting basis over the requisite service period of the award, which is generally the vesting period of the award. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

The fair value of awards is amortized over the requisite service period, except for 2,073,190 options granted in May 2009 and 1,332,000 options granted in July 2011 that vest upon performance conditions.  For such performance based awards, the Company assess the probability of meeting such conditions in order to determine the compensation cost to be recognized.  For the years ended December 31, 2011, 2010 and 2009, the Company consider the probability of meeting the performance targets and recognized compensation expense included in general and administrative expenses, for the years ended December 31, 2011, 2010 and 2009, of approximately $1.7 million, $2.6 million, and $2.2 million, respectively.

Other operating income

Other operating income primarily include fines we imposed on our distributors for impermissible cross-territory sales activities and is recognized as income when the Company receives the funds.

Government subsidies

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

•	Feihe Dairy receives tax refunds of 40% of VAT paid and shared by local tax authorities, and 40% of EIT paid and shared by local tax authorities during the years 2009 to 2013;
•	Gannan Feihe enjoyed a 100% tax holiday during the year ended December 31, 2009. Gannan Feihe received tax refunds of 100% of its EIT paid and shared by local tax authorities during the year ended December 31, 2011 and 2010.

•	Baiquan Dairy obtained refunds from the local government authorities for 50% of its VAT during the year ended December 31, 2009 and received refunds from the local government authorities for 100% and 40% EIT paid and shared by local tax authorities during the year ended December 31, 2009. No such refunds were obtained in 2011 and 2010.

For the years ended December 31, 2011, 2010 and 2009, the Group’s continued operations recognized government subsidies as other income of $9,205,157, $23,462,082 and $21,177,132, respectively, and are included as other income in the accompanying consolidated statements of operations. The Company’s discontinued operations recognized government subsidies as other income of $90,452, $1,752,683 and nil, respectively, for the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011 and 2010, deferred income related to such type of government subsidies amounted to $3,711,033 and $4,924,395 respectively, and are included as non-current liabilities in the accompanying consolidated balance sheets.

Leases

Leases are classified as capital or operating leases. Leases where substantially all the rewards and risks incidental to ownership of assets are transferred to the lessee is classified as capital leases.  At inception, capital leases are recorded at present value of minimum lease payments or the fair value of the asset, whichever is less.  Assets under capital leases are amortized on a basis consistent with that of similar property, plant and equipment. Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases.  Operating lease costs are recognized on a straight-line basis over the lease term.

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

The Company adopted ASC 740-10, “Income Taxes” (previously FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” or FIN 48) effective April 1, 2007. In accordance with ASC 740-10, the Company recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.  The Company classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.

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

Comprehensive income

Comprehensive income includes net income, unrealized gain (loss) on available-for-sale investments and foreign currency translation adjustments. Comprehensive income is reported in the consolidated statements of changes in stockholders' equity and comprehensive income (loss).

Net income (loss) per share

Net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.

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

Segment reporting

Until October 31, 2011, the Company had two reportable segments: dairy products and dairy farms. The dairy products segment produces and sells dairy products, such as wholesale and retail milk powders as well as soybean powder, rice cereal, walnut powder and walnut oil. In October 2011, the Company sold its two dairy farms in the PRC (see Note 7). As of December 31, 2011, the Company’s operations comprised a single segment – dairy products. As the Group primarily generates its revenues from customers in the PRC, no geographical segments are presented.

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

The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities are allowance for doubtful accounts on receivables, reserves for inventory, estimated useful lives of property, plant and equipment and other intangible assets, valuation allowance for deferred tax assets, share-based compensation, purchase price allocation in business combinations, unrecognized tax benefits and impairment of goodwill and other intangible assets.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework — that is, converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. Thus, there are few differences between this ASU and its international counterpart, IFRS 13. While this ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands Topic 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in Topic 820 is applied. This ASU is effective for interim and annual periods beginning after December 15, 2011 for public entities. The adoption of its guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. This ASU removes the presentation options in Topic 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for annual and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This ASU does not require incremental disclosures in addition to those required by Topic 250 or any transition guidance. Because the Company currently presents comprehensive income within the consolidated statements of changes of equity and therefore, it is expected this ASU adoption would change the presentation of comprehensive income in the Company’s consolidated financial statements. The adoption of its guidance is not expected to have a material impact on the Company’s consolidated financial statements.

The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update.

In September 2011, the FASB issued an authoritative guidance related to testing goodwill for impairment. The guidance is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim periods beginning after December 15, 2011. Early adoption is permitted. The Group has not yet adopted this guidance and does not expect that its adoption will have a significant impact on the Group’s financial statements.

In December 2011, the FASB issued ASU 2011-11 Balance Sheet (Topic 210)-Disclosures about Offsetting Assets and Liabilities: The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. It is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220): In order to defer only those changes in update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report 2 reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. It is not expected to have a material impact on the Company’s consolidated financial statements.

4. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables, and notes receivable.

(1) Cash and cash equivalents

The Company maintains certain bank accounts in the PRC which are not protected by Federal Deposit Insurance Corporation (FDIC) insurance or other insurance.  The cash balance held in the PRC banks was $14,859,542 and $16,118,881 as of December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010, the Company held $494,340 and $64,612 of cash balances within the United States of which $241,676 and nil were in excess of insurance limits of FDIC, respectively.

As of December 31, 2011 and 2010 substantially all of the Group’s cash and cash equivalents, restricted cash,  investment in mutual funds and notes receivable were held by major financial institutions located in the PRC and the United States which management believes are of high credit quality.

(2) Trade receivables

All of the Group's sales arose in the PRC.  Accordingly, the Group is susceptible to fluctuations in its business caused by adverse economic conditions in the PRC.

All of the Group’s customers are located in the PRC. The Group provides credit in the normal course of business.  The Group performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.  No individual customer accounted for more than 10% of net revenues during the years ended December 31, 2011, 2010 and 2009.

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

5. INCOME TAXES

The Company is subject to U.S. federal and state income taxes.  The Company’s subsidiaries incorporated in the PRC are subject to the PRC enterprise income taxes.  The provision for income taxes from continuing operations consisted of the following:

	2011	2010	2009
	US$	US$	US$
Current:
Federal	-	(271,969)	253,644
State	900	4,241	912
PRC	4,800,239	1,878,181	1,725,593
	4,801,139	1,610,453	1,980,149
Deferred:
Federal	5,515,443	-	-
State	-	-	-
PRC	(306,155)	(1,890,175)	(2,726,347)
	(5,209,288)	(1,890,175)	(2,726,347)
Total	10,010,427	(279,722)	(746,198)

The provision for income taxes is attributable to:

Continuing operations	10,010,427	(279,722)	(746,198)
Discontinued operations	-	-	539,389
	10,010,427	(279,722)	(206,809)

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

Since Shanxi Feihe, Langfang Feihe and Gannan Feihe are FIMEs established prior to the promulgation of the New EIT Law, they need to start the tax holiday with tax exemption for 2008 and 2009 and with 50% reduced tax rate for 2010, 2011 and 2012.

(ii)	According to the New EIT Law, income earned by enterprises from their activities in agriculture is subject to tax exemptions and deductions. Gannan Farms and Kedong Farms mainly engaged in breeding and rearing of dairy cows, and distribution of fresh milk, as such, enjoy enterprise income tax exemption for their agricultural incomes.

The principal components of the Group’s deferred income tax assets and liabilities are as follows:

	2011	2010
	US$	US$
Current deferred tax assets:
Accrued expenses	158,199	2,095,794
Provision for doubtful accounts	1,360,000	1,607,115
Other deferred tax assets	-	167,798

Total current deferred tax assets:	1,518,199	3,870,707
Less: Valuation allowance	(1,518,199)	(1,634,394)
Current deferred tax assets, net:	-	2,236,313

Non-current deferred tax assets:
Stock option expense	40,100	24,811
Net operating loss carry forwards	10,071,000	3,924,715
Depreciation and amortization	3,228,145	1,283,674
	13,339,245	5,233,200
Non-current deferred tax liabilities:
Intangible assets acquired	(91,892)	(141,216)

Total non-current deferred tax assets:	13,247,353	5,091,984
Less: Valuation allowance	(3,441,652)	(1,805,307)
Non-current deferred tax assets, net:	9,805,701	3,286,677

For U.S. federal income tax purposes, the Company has net operating loss (“NOL”) carry forward of approximately $2.6 million and $2.5 million, as of December 31, 2011 and 2010, respectively.  The Company also has approximately $36.8 million and $12.3 million of NOL carry forwards for the PRC enterprise income tax purposes, as of December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010, valuation allowances were approximately $5.0 million and $3.4 million, respectively, which were provided against deferred tax assets of the Company and certain subsidiaries due to the uncertainty of realization.  The NOL carry forwards for the Company and its subsidiaries as of December 31, 2011 will expire on various dates between 2015 and 2031.

In 2011, the valuation allowance increased approximately $1,520,150, which is mainly composed of increases to allowances due to NOL carry forwards.

The following is a reconciliation of the difference between the actual provision for income tax rate and the federal statutory rate:

	2011	2010	2009

Tax at federal statutory rate	34%	34%	34%

Permanent differences	11.49%	-33.31%	85.63%

Effect of income tax rate differences in PRC	-10.47%	-29.96%	-22.89%

Effect of tax holidays and preferential tax rates in PRC	-14.07%	67.61%	-88.14%

Change in valuation allowance	10.38%	-25.03%	-23.82%

Increase (decrease) in unrecognized tax benefit balance	37.01%	-14.73%	10.68%

Others	0.03%	9.03%	0.46%

	68.37%	7.61%	-4.08%

The following presents the aggregate dollar and per share effects of the Company's tax holidays:

	2011	2010	2009
	US$	US$	US$
Aggregate dollar effect of tax holiday	(2,059,344)	(859,790)	(16,086,536)
Per share effect—basic	0.09	0.04	0.85
Per share effect—diluted	0.09	0.04	0.80

A reconciliation of January 1, 2010 through December 31, 2011 amount of unrecognized tax benefits excluding interest and penalties (“Gross UTB”) is as follows:

Gross UTB
US$
Beginning balance as of January 1, 2010	4,995,322
Decrease in unrecognized tax benefits in the year	(1,032)
Ending balance as of December 31, 2010	4,994,290
Decrease in unrecognized tax benefits in the year	9,812,478
Ending balance as of December 31, 2011	14,806,768

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. The Company had cumulatively accrued approximately $1.9 million and $1.6 million for estimated interest and penalties related to uncertain tax positions as of December 31, 2011 and 2010, respectively. For the twelve months ended December 31, 2011 and 2010, the Company recorded estimated interest and penalties of approximately $0.2 million and $0.6 million, respectively.

The Company does not expect a significant change in unrecognized tax benefits in the next twelve months.

The Company and its subsidiaries are subject to taxation in the U.S. and the PRC. There is not any ongoing tax examination in any jurisdictions.  Years from 2007 to 2011 of the Company remain open for US federal and state income tax purpose and tax years from 2006 to 2011 of the PRC subsidiaries remain open to examination by tax authorities in the PRC.

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

Undistributed earnings of the Company's PRC subsidiaries amounted to approximately $144 million as of December 31, 2011.  Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes.  The PRC tax authorities have clarified that dividend distributions made out of pre-January 1, 2008 retained earnings will not be subject to withholding taxes.

6. EARNINGS PER SHARE OF COMMON STOCK

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	For the year ended December 31,
	2011 US$	2010 US$	2009 US$
Net income (loss) attributable to Feihe International, Inc. stockholders
- continuing operations	4,504,572	(3,417,953)	19,018,780
- discontinued operations, net of tax	(5,705,228)	(6,165,918)	562,606
Net income (loss) attributable to Feihe International, Inc. stockholders	(1,200,656)	(9,583,871)	19,581,386
Settlement of redeemable common stock	1,033,738	-	-
Deemed dividend on redeemable common stock	-	(1,086,622)	-
	(166,918)	(10,670,493)	19,581,386

Net income (loss) attributable to Feihe International, Inc. stockholders allocated for computing net income (loss) per common stock - basic
- continuing operations	5,067,060	(3,973,681)	18,287,540
- discontinued operations, net of tax	(5,163,449)	(5,439,224)	540,974
Net income (loss) attributable to Feihe International, Inc. allocated for computing net (loss) income per share of common stock - Basic	(96,389)	(9,412,905)	18,828,514
Net income (loss) attributable to Feihe International, Inc. allocated for computing net income (loss) per redeemable common stock - basic
- continuing operations	471,250	555,728	731,240
- discontinued operations, net of tax	(541,779)	(726,694)	21,632
Net income (loss) attributable to Feihe International, Inc. allocated for computing net income (loss) per share of redeemable common stock - Basic	(70,529)	(170,966)	751,872

Net income (loss) attributable to Feihe International, Inc. for computing net income (loss) per common stock - diluted
- continuing operations	5,067,060	(3,973,681)	18,287,540
- discontinued operations, net of tax	(5,163,449)	(5,439,224)	540,974
Net income (loss) attributable to Feihe International, Inc. for computing net income per common stock - diluted	(96,389)	(9,412,905)	18,828,514

Net income (loss) attributable to Feihe International, Inc. for computing net income (loss) per redeemable common stock - diluted
- continuing operations	471,250	555,728	731,240
- discontinued operations, net of tax	(541,779)	(726,694)	21,632
Net income (loss) attributable to Feihe International, Inc. allocated for computing net income (loss) per share of redeemable common stock - Diluted	(70,529)	(170,966)	752,872

Weighted-average common stock outstanding used in computing net income (loss) per share of common stock - basic	19,688,551	19,647,844	18,273,652
Weighted-average common stock outstanding used in computing net income (loss) per share of common stock – diluted(i)	19,688,551	19,647,844	19,449,913
Weighted-average shares of redeemable common stock outstanding used in computing net income (loss) per share of redeemable common stock – basic	2,065,839	2,625,000	730,685
Weighted-average shares of redeemable common stock outstanding used in computing net income (loss) per share of redeemable common stock – diluted	2,065,839	2,625,000	730,685

Net income (loss) per share of common stock – Basic
- continuing operations	0.26	(0.20)	1.00
- discontinued operations, net of tax	(0.26)	(0.28)	0.03
Net income (loss) attributable to Feihe International, Inc.	0.00	(0.48)	1.03

Net income (loss) per share of common stock – Diluted
- continuing operations	0.26	(0.20)	0.94
- discontinued operations, net of tax	(0.26)	(0.28)	0.03
Net income (loss) attributable to Feihe International, Inc.	0.00	(0.48)	0.97

Net income (loss) per share of redeemable common stock – Basic
- continuing operations	0.23	0.21	1.00
- discontinued operations, net of tax	(0.26)	(0.28)	0.03
Net income (loss) attributable to Feihe International, Inc.	(0.03)	(0.07)	1.03

Net income (loss) per share of redeemable common stock – Diluted
- continuing operations	0.23	0.21	1.00
- discontinued operations, net of tax	(0.26)	(0.28)	0.03
Net income (loss) attributable to Feihe International, Inc.	0.00	(0.07)	1.03

For the year ended December 31, 2011, 1,446,000 shares of the Company’s stock option and 237,937 warrants were excluded from the calculation of diluted loss per share because they were anti-dilutive.

For the year ended December 31, 2010, 856,245 shares of the Company’s stock option and 237,937 warrants were excluded from the calculation of diluted loss per share because they were anti-dilutive.

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

The following table presents the components of discontinued operations in relation to Moveup reported in the consolidated statements of operations:

	For the years ended December 31,
	2011	2010	2009
	US$	US$	US$

Sales	-	-	10,451,277

Income from operations	-	-	1,301,909
Gain on sale of subsidiaries	-	-	2,552,733
Income tax expenses	-	-	(564,734)
Net income from discontinued operations	-	-	3,289,908

Kedong Farm and Gannan Farm (the "Dairy Farms") were formed in July 2007 to operate the Dairy Farms of the Company. On August 1, 2011, the Company entered into an Equity Purchase Agreement (as amended, the “Agreement”) with Haerbin City Ruixinda Investment Company Ltd. (the “Purchaser”). Pursuant to the Agreement, the Company and Jinyan Ma (the noncontrolling interest holder of the Dairy Farms) agreed to sell to the Purchaser all of the equity interests of the Dairy Farms for an aggregate purchase price of RMB849 million (approximately $133.1 million), including RMB114.5 million (approximately $18.0 million) in cash and RMB734.5 million (approximately $115.1 million) in deferred payment.  The Company has the right to call for raw milk at RMB122.4 million (approximately $19.2 million) each quarter in following 18 months after September 30, 2011 to settle the deferred payment. If the value of the raw milk provided by the Dairy Farms each quarter is less than RMB122.4 million, the shortfall of the amount will be settled in cash.  The Company had the right to appoint a controlling director and such power was removed on October 31, 2011, which has therefore been considered as the disposal date. During 2011, the Company received a cash payment of RMB30.7 million from Purchaser of Dairy Farms and raw milk valued at $4.99 million.

The Company entered into an asset mortgage agreement with the Dairy Farms, pursuant to which the Dairy Farms granted to the Company a primary security interest in certain properties and assets of the Dairy Farms to serve the obligations of the Dairy Farms under the Agreement.

The following table presents the components of discontinued operations in relation to the Dairy Farms reported in the consolidated statements of operations:

	For the years ended December 31,
	2011	2010	2009
	US$	US$	US$

Sales from external customers	34,960,409	1,261,472	-
Intersegment sales	9,938,301	27,151,876	10,616,132

Income (loss) from operations	2,613,122	(6,165,918)	(2,727,302)
Loss on sale of subsidiaries	(8,318,350)	-	-
Income tax expenses	-	-	-
Net loss from discontinued operations	(5,705,228)	(6,165,918)	(2,727,302)

The following table presents the major classes of assets and liabilities of discontinued operations of the Dairy Farms reported in the consolidated balance sheets:

December 31, 2010
US$
Cash and cash equivalents	1,346,089
Trade receivables, net	1,072,887
Advances to suppliers	4,441,558
Inventories, net	8,966,512
Other receivables	5,431,564
Others	99,629

Current assets of discontinued operations	21,358,239

Property, plant and equipment	72,665,344
Construction in progress	2,586,425
Biological assets	54,397,792
Advances to suppliers	14,706,019
Prepaid leases for land use rights	14,146,459
Long term assets of discontinued operations	158,502,039

Short term bank loans	5,293,566
Accounts payable and accrued expenses	11,741,953
Payable to the Group	121,583,818
Employee benefits and salary payable	382,666
Other payables	12,216,800
Current portion of long term bank loans	9,756,193
Current liabilities of discontinued operations	160,974,996

Long term bank loans, net of current portion	11,125,564
Deferred income	1,317,266
Long term liabilities of discontinued operations	12,442,830

8.  LONGJIANG FEIHE ACQUISITION

On May 20, 2009, the Company’s subsidiary Gannan Feihe acquired a 100% interest of the dairy processing plant from Heilongjiang Xin Tian Dairy Co., Ltd, for a total cash consideration of $4,382,890.  The transaction was accounted for as a business acquisition.  The purpose of the acquisition was to expand milk production capacities in the Heilongjiang Province, the PRC.

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

9. RESTRICTED CASH

Restricted cash consists of bank demand deposits for letters of credit and short term notes payable. These instruments were mainly used by the Group for the short term financing of imported dairy cows and the purchase of whey powder.

10. NOTES RECEIVABLE, NET

The notes receivable, net included in the consolidated balance sheets as of December 31, 2011 and 2010 were as follows:

	2011	2010
	US$	US$
PRC bank note, due within three months	-	136,120
Promissory note, bearing interest at 8%, due on June 27, 2009 (See Note 4(3))	3,350,056	3,500,028
	3,350,056	3,636,148
Less: Allowance for doubtful notes receivable	(3,350,056)	(3,500,028)
	-	136,120

11. TRADE RECEIVABLES, NET

The trade receivables amount included in the consolidated balance sheets as of December 31, 2011 and 2010 were as follows:

	2011	2010
	US$	US$
Trade receivables	41,501,502	15,897,129
Less: Allowance for doubtful accounts	(810,864)	(1,084,308)
Trade receivables, net	40,690,638	14,812,821

The movement of the allowance for doubtful notes and trade receivables during the years ended December 31, 2011 and 2010 was as follows:

	2011	2010
	US$	US$
Balance as of January 1	4,584,336	4,791,119
Add: Current year additions	571,872	561,016
Less: Current year reductions of provision	1,041,468	(801,325)
Foreign exchange adjustment	46,180	33,526
Balance as of December 31	4,160,920	4,584,336

12. ADVANCES TO SUPPLIERS

Advances to suppliers consist primarily of advances for inventories and equipment, not delivered at the balance sheet dates.  The Company utilizes advances to suppliers in an effort to keep future purchasing prices stable and consistent.

Advanced amounts are refundable if the transaction is not completed by the other party in accordance with the terms of the contract or agreement.  During the years ended December 31, 2011 and 2010, no advances to suppliers were refunded in cash, and the Group has a minimal repayment history.

As of December 31, 2011, 54% of advances was due from a supplier. As of December 31, 2011, 2010 and 2009, there was no individual suppliers which accounted for 10% or more of the advances to suppliers.

13. INVENTORIES, NET

The inventory amounts included in the consolidated balance sheets as of December 31, 2011 and 2010 comprised:

	2011	2010
	US$	US$
Raw materials	15,461,871	19,017,050
Work-in-progress	8,678,336	37,400,105
Finished goods	9,188,742	6,299,804
Total inventories	33,328,949	62,716,959

14.	OTHER RECEIVABLES AND CONSIDERATION RECEIVABLE

Other receivables as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
	US$	US$
Advances to employees	470,475	129,549
Advances to third parties (i)	3,922,846	504,250
Due from Heilongjiang Feihe Yuanshengtai Co., Ltd. (ii)	8,947,808	-
Others	401,496	1,210,539
Other receivables	13,742,625	1,844,338

(i)	Advances to third parties are unsecured, non-interest bearing, and repayable within one year.

(ii)	Heilongjiang Feihe Yuanshengtai Co., Ltd. (“Yuanshengtai”) was partially owned by two officers and directors of the Company, Mr. Leng You-Bin and Mr. Liu Sheng-Hui, before January 2010. Those shares held by Mr. Leng You-Bin and Mr. Liu Sheng-Hui have been transferred to unrelated third parties who held no ownership interests in Yuanshengtai in January 2010. The balances are payments made by the Group on behalf of Yuanshengtai to purchase biological assets and property, plant and equipment. The balances are unsecured, non-interest bearing and repayable on demand.

Consideration receivable from disposal of Dairy Farms (Note 7) as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
	US$	US$
Current	79,337,423	-
Non-current	19,450,201	-
Consideration receivable	98,787,624	-

15. INVESTMENT IN MUTUAL FUNDS – AVAILABLE-FOR-SALE

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

Investment in mutual funds is carried at fair value based on the quoted market prices of the underlying fund as of December 31, 2011 and 2010.  Unrealized (loss)/gain recorded for the years ended December 31, 2011, 2010 and 2009 was $(28,178), $2,828 and $58,962, respectively.

		Fair value measurement
Description	December 31,	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$	US$
Investment in mutual funds – 2011	111,116	111,116	-	-
Investment in mutual funds – 2010	139,294	139,294	-	-

16. ASSETS HELD FOR SALE

On October 28, 2011, the Company entered into an asset purchase agreement with a PRC individual, Mao Haifeng, to sell all of the property, plant and equipment and the prepaid leases with a carrying value of $2.1 million and $154,000 at Baiquan Feihe, respectively. The asset sale was not yet completed as of December 31, 2011 as certain conditions precedent to the sale was not met. The buyer has the right to terminate the asset purchase agreement if the precedent conditions are not met by the end of May 2012. Management of the Company expects that the asset sale will be completed before May 2012. The assets underlying this agreement were recognized as assets held for sales. At December 31, 2011, assets held for sale was $2,384,391.

17. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment and related accumulated depreciation as of December 31, 2011 and 2010 were as follows:

	2011	2010
	US$	US$

Buildings and plant	71,761,419	57,375,635
Machinery and equipment	79,153,189	57,731,370
Office equipment	2,418,688	3,413,253
Motor vehicles	4,236,268	2,453,674
	157,569,564	120,973,932
Less: Accumulated depreciation	(28,829,927)	(23,185,144)
Property, plant and equipment, net	128,739,637	97,688,788

 (1) Depreciation expenses

Depreciation expense for the continuing operations for the years ended December 31, 2011, 2010 and 2009 was $6,683,434 and $5,508,420 and $5,091,509, respectively, of which $4,350,828, $3,902,514 and $4,448,935 were included as a component of cost of goods sold in the respective years.

(2) Pledged property, plant and equipment

The net book value of buildings and plant, and machinery and equipment pledged for bank loans were $72,900,306 and $53,207,408 as of December 31, 2011 and 2010.

(3) Capitalized interest

$945,581, $372,679, $2,970,058 of interest expenses were capitalized in property, plant and equipment for the years ended December 31, 2011, 2010 and 2009, respectively.

18. CONSTRUCTION IN PROGRESS

The construction projects in progress as of December 31, 2011 and 2010 were as follows:

	2011	2010
	US$	US$

Langfang Feihe production factory facilities	1,514	-
Gannan Feihe production factory facilities	14,417,518	39,208,398
Feihe Soybean processing facilities	454,608	1,333,098
Others	21,872	24,984
Total	14,895,512	40,566,480

Nil, $861,606 and $142,591 of interest expense was capitalized in construction in progress for the years ended December 31, 2011, 2010 and 2009, respectively.

19.  OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net, as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
	US$	US$

Exclusive rights of milk supply	-	585,671
Total other intangible assets, net	-	585,671

Amortization expense for the continuing operations for the years ended December 31, 2011, 2010 and 2009 was $197,524, $257,166 and $260,843, respectively.

Exclusive rights of milk supply, which the Company acquired in 2009, are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the expected useful lives of 4.7 years.  The Company performed an impairment test relating to the intangible assets and recorded an impairment loss of $457,023, nil and nil for the years ended December 31, 2011, 2010 and 2009 respectively.

20. GOODWILL

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired from the Shanxi Feihe minority interest acquisition in 2006 and from the Longjiang Feihe acquisition in 2009 (Note 8).  Such amounts are not tax deductible.

The Company has performed step 1 and step 2 of the goodwill impairment test relating to goodwill arising from its acquisition of Shanxi Feihe’s minority interest and Longjiang Feihe and determined that the carrying value of the reporting unit exceeded the fair value of the reporting unit. The Company recorded a goodwill impairment loss for the continuing operations of $555,387, $1,437,005 and $929,526 for the years ended December 31, 2011, 2010 and 2009, respectively.

21. SHORT TERM BANK LOANS

Short term bank loans included in the consolidated balance sheets as of December 31, 2011 and 2010 comprised of the following:

	2011	2010
	US$	US$

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, secured by machinery, payable with interest on maturity, due on January 17, 2011	-	1,361,203

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on July 25, 2011 (i)	-	7,562,237

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on August 30, 2011 (ii)	-	3,024,895

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on September 7, 2011 (iii)	-	7,562,237

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, payable with interest on maturity, due on December 23, 2011	-	5,293,566

Loan payable to a bank in the PRC, bearing interest at 5.31% per annum, payable with interest on maturity, due on September 27, 2011 (ii)	-	1,512,447

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, payable with interest on maturity, due on October 26, 2011 (ii)	-	3,024,895

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, payable with interest on maturity, due on November 7, 2011	-	23,745,426

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, secured by plant and land use right, payable with interest on maturity, due on November 7, 2011	-	6,503,524

Loan payable to a bank in the PRC, bearing interest at 5.56% per annum, secured by machinery, payable with interest on maturity, due on December 23, 2011	-	3,932,363

Loan payable to a bank in the PRC, bearing interest at 5.81% per annum, secured by machinery and an undertaking from Feihe Dairy to maintain debt-to-equity ratio of not more than 70% and current ratio of at least 100%, payable with interest on maturity, due and repaid on January 25, 2012,	1,429,956	-

Loan payable to a bank in the PRC, bearing interest at 6.31% per annum, secured by machinery, payable with interest on maturity, due on April 6, 2012	5,997,871	-

Loan payable to a bank in the PRC, bearing interest at 6.89% per annum, guaranteed by Feihe Dairy and an undertaking from Gannan Feihe to maintain debt-to-equity ratio of not more than 60% and current ratio of at least 120%, payable with interest on maturity, due on August 30, 2012 (iv)	3,177,680	-

Loan payable to a bank in the PRC, bearing interest at 6.89% per annum, guaranteed by Feihe Dairy and an undertaking from Gannan Feihe to maintain debt-to-equity ratio of not more than 60% and current ratio of at least 120%, payable with interest on maturity, due on September 14, 2012 (iv)	1,588,840	-

Loan payable to a bank in the PRC, bearing interest at 6.56% per annum, secured by the plant and land, payable with interest on maturity, due on November 23, 2012 (v)	7,944,200	-

Loan payable to a bank in the PRC, bearing interest at 6.56% per annum, payable with interest on maturity, unsecured and due on November 23, 2012 (v)	23,832,600	-

Loan payable to a bank in the PRC, bearing interest at 6.89% per annum, guaranteed by Feihe Dairy and an undertaking from Gannan Feihe to maintain debt-to-equity ratio of not more than 60%, current ratio of at least 100% and quick ratio of at least 50%, payable with interest on maturity, due on December 21, 2012 (iv)	3,177,680	-

Loan payable to a bank in the PRC, bearing interest at a floating interest rate at RMB benchmark deposit interest rates per annum, unsecured and due on December 26, 2012	2,542,144	-

Loan payable to a bank in the PRC, bearing interest at a floating interest rate RMB benchmark deposit interest rate per annum, secured by the plant and land, due on December 26, 2012	2,542,144	-

Loan payable to a bank in the PRC, bearing interest at a floating interest rate at 130% of RMB benchmark deposit interest rate per annum, secured by a property, payable with interest on maturity and an undertaking from Beijing Feihe to maintain current assets of not less than RMB8 million ($1,271,020), net assets of at least RMB2 million ($317,768) and current ratio of at least 100%, due on December 30, 2012 (vi)	2,383,260	-

Total	54,616,375	63,522,793

(i)

Gannan Feihe guaranteed the loans payable to a bank in the PRC for a period of one year, beginning on July 26, 2010 and ending on the date which is two years after the maturity date or the date of repayment if earlier.

(ii)	Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period of two years, beginning on August 30, 2010 and ending on August 30, 2012.
(iii)	Gannan Feihe guaranteed the loans payable to a bank in the PRC for a period, beginning on September 7, 2010 and ending on the date which is two years after the maturity date or the date of repayment if earlier.

(iv)	Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period, beginning on August 30, 2011 and ending on August 30, 2012. The maximum potential future payment amount under the terms of the guarantee is RMB50,000,000 (approximately $7,944,200) as of December 31, 2011.

(v)	These loans granted pursuant to a loan facility letter up to RMB 703 million (approximately $112 million) available to the Company until October 8, 2012. There loans were also secured by a personal guarantee of Mr. Leng You-Bin, Chairman, Chief Executive Officer, President, and General Manager of the Group, for a period of one year from November 24, 2011 to November 23, 2011.

(vi)	The loan was also secured by a personal guarantee of Mr. Leng for a period of one year.

All of the short term bank loans are denominated in RMB and therefore subject to exchange rate fluctuations. As of December 31, 2011, the Company was able to meet all the financial covenants of the above loans, except for a loan of $2,383,260. Despite the non-compliance, the bank did not demand immediate repayment of this loan which was secured by a personal guarantee of Mr. Leng.

22. ACCRUED EXPENSES

Accrued expenses as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
	US$	US$
Accrued sales and marketing expenses	6,167,090	5,885,595
Other accrued expenses	776,280	550,648
	6,943,370	6,436,243

Accrued sales and marketing expenses include advertising, transportation costs and sales department salaries.

23. ADVANCES FROM EMPLOYEES

Advances from employees represent temporary funding by employees to improve cash flow and working capital of the Company. The advances were unsecured, interest free and repayable within one year.

24. EMPLOYEE BENEFITS PAYABLE

The full-time employees of the Company’s subsidiaries that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. These companies are required to accrue for these benefits based on certain percentages of the employees’ income in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts charged to the consolidated statements of operations for such employee benefits related to the Company’s continued operations amounted to approximately $6,920,945, $4,990,686 and $2,276,836 for the years ended December 31, 2011, 2010 and 2009, respectively. Employee benefits related to the Company’s discontinued operations totaled $128,330, $231,798 and $119,546 for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in income from discontinued operation, net of taxes, in the accompanying consolidated statements of income. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

Effective January 1, 2007, the Company established the Feihe International, Inc. 401(k) Profit Sharing Plan and Trust (the “Plan”).  The Plan is a discretionary defined contribution plan and covers substantially all employees who have attained the age of 21, have completed at least six months of service, and have worked a minimum of 1,000 hours in the past Plan or anniversary year.

Under provisions of the Plan, the Company, for any plan year, has contributed an amount equal to 100% of the participant’s contribution or 5% of the participant’s eligible compensation, whichever is less.  The Company may, at its own discretion, make additional matching contributions to participants.  Company contributions, net of forfeitures, amounted to $7,815, $16,704 and $32,599 for the years ended December 31, 2011, 2010 and 2009, respectively.

25. OTHER PAYABLES

Other payables as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
	US$	US$
Payable for property, plant and equipment	18,865,860	18,616,255
Payable for land use rights	137,933	1,001,325
Other tax payable	9,578,354	367,168
Deposits from distributors	2,475,810	2,057,685
Payable to local County Finance Bureaus (i)	1,180,954	2,144,650
Advance received from Yuanshengtai for purchase of biological assets	-	891,436
Dividend payable to noncontrolling interests	-	208,226
Payable to an unrelated party, due on demand	442,600	442,600
Others (ii)	6,879,877	8,010,960
	39,561,388	33,740,305

(i)	The Group received funding from the local County Finance Department for construction of the production facilities in the region and working capital usage. Although, no repayment terms were attached with the funds, the Group considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

(ii)	Other payables mainly include deposits received from logistics companies and milk collection stations, prepayment made by employees on behalf of the Group, advertising cost, and other miscellaneous payables.

26. LONG TERM BANK LOANS

Long term bank loans comprised of the following as of December 31, 2011 and 2010:

	2011	2010
	US$	US$
Loan payable to a bank in the PRC, bearing interest at 5.76%, secured by land use rights, plant and machinery. The loan commenced on December 24, 2009 and originally due on December 24, 2014. The maturity date was changed to December 23, 2011 pursuant to a supplemental agreement and the Company repaid the loan in full on December 31, 2011	-	5,036,569

Loan payable to a bank in the PRC, bearing interest at 5.76%, guaranteed by Langfang Feihe and payable on maturity. The loan commenced on December 24, 2009 and originally due on December 24, 2014. The maturity date was changed to December 23, 2013 pursuant to a supplemental agreement	8,353,996	8,575,458

Loan payable to a bank in the PRC, bearing interest at 5.96%, secured by land use right of Gannan Feihe. The loan commenced on December 24, 2010 and originally due on December 24, 2015. The maturity date was changed to December 23, 2013 pursuant to a supplemental agreement	3,535,169	3,365,195

	11,889,165	16,977,222
Less: current portion of long term bank loans	(5,945,439)	-
	5,943,726	16,977,222

Principal payments due by year for the next five years and thereafter on long term bank loans were as follows:

Year ended December 31,	Future repayments
US$
2012	5,945,439
2013	5,943,726
11,889,165

27.  CAPITAL LEASE OBLIGATION

In November 2009, the Group entered a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of RMB 5 million (or approximately $756,200) and required a RMB 1 million (or approximately $158,884) payment on January 30th of each year after successful completion of production quality tests. The installment and trial run of the equipment was completed in 2010, and the equipment under the capital lease is depreciated over an estimated productive life of 14 years when placed into service after passing production quality tests.  As of December 31, 2011 and 2010, the Group had $1,453,518 and $1,516,343, respectively, of equipment subject to the capital lease obligation.

Minimum future lease payments under capital leases as of December 31, 2011, were as follows:

Future payments US$
2012	317,769
2013	158,884
2014	158,884
2015	158,884
Total minimum lease payments as of December 31, 2011	794,421
Less amount representing interest	(76,175)
Net present value of minimum lease payments	718,246
Current portion of capital lease obligation	(288,066)
Non-current portion of capital lease obligation	430,180

The interest rate on the capital lease is 5.31%. There was $35,268, $39,368 and nil amortization of interest recorded for the years ended December 31, 2011, 2010 and 2009, respectively. Accumulated amortization was $74,636 and $39,368 as of December 31, 2011 and 2010, respectively.

28. LONG TERM DEPOSITS AND OTHER LONG TERM LOANS

Other long term loan reflects loans the Company obtained to make the payment of the first and second installments of redeemable common stock to Sequoia (Note 30) during 2011. As the Company did not have enough US dollars to redeem the redeemable common stock, the Company entered into an agreement with a group of overseas third party companies to borrow a total amount of $33.4 million. The loans are interest free with a period of two years starting from the day when the Company received the loans.

As a security for the loans, the Company deposited a total amount of RMB290,400,000 (equivalent to $46.1 million) with 6 domestic companies designed by the overseas third party companies. The deposits will not be returned to the Company until the Company pays the loans of $33.4 million in full.

29. RELATED PARTY TRANSACTIONS

(1)	Due from /to related parties

Due from/to related parties included in the consolidated balance sheets as of December 31, 2011 and 2010 comprised of the following:

	2011	2010
	US$	US$
Due from related parties:
Due from Directors of the Group	194,759	52,735
Due from related companies	-	1,754,154
Total	194,759	1,806,889

	2011	2010
	US$	US$
Due to related parties:
Due to Directors of the Group	31,777	30,249
Due to related companies	3,593	610
Loan payable to a related party	50,843	48,398
Total	86,213	79,257

Due from/to Directors of the Group

As part of normal business operation, Directors of the Group will from time to time incur routine expenses on behalf of the Group, or receive general advances from the Group for settlement of Group expenses, such as travel, meals, and other business expenses.  The amounts advanced are settled periodically throughout the year and amounts outstanding at year end are short term in nature and due on demand. During 2011, advance to directors aggregated to $271,820 and payments from directors aggregated to $129,797. During 2010, advance to directors aggregated to $41,302 and repayments to directors aggregated to $49,545.

As of December 31, 2011 and 2010, the Group had the following balances due from its Directors:

	2011	2010
	US$	US$
Leng You-Bin	79,442	34,466
Liu Sheng-Hui	95,330	-
Liu Hua	19,987	18,269
Total	194,759	52,735

As of December 31, 2011 and 2010, the Group had the following balances due to its Directors:

	2011	2010
	US$	US$
Leng You-Bin	31,777	30,249
Total	31,777	30,249

Due from/to related companies

Mr. Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group.  During the years ended December 31, 2011, 2010 and 2009, the Group had certain transactions with companies owned by close family members of Mr. Leng, including Yuanshengtai, which was partially owned by Mr. Leng and Liu Sheng-Hui, on an arm’s length basis. Those shares held by Mr. Leng and Liu Sheng-Hui have been transferred to unrelated third parties who held no ownership interests in Yuanshengtai in January 2011. Additionally, subsequent to such date, Yuanshengtai ceased being a related party of the Group and, accordingly, the balance due to Yuanshengtai has been classified as other payables, as disclosed in Note 25.

Tangshan Feihe Trading Company and Qinhuangdao Feihe Trading Company are owned by relatives of Mr. Leng, and are therefore regarded as related parties.

As of December 31, 2011 and 2010, the Group had the following balances due from its related companies:

	2011	2010
	US$	US$
Tangshan Feihe Trading Company	1,814,985	1,727,719
Qinhuangdao Feihe Trading Company	27,770	26,435
Total	1,842,755	1,754,154
Less: Allowance for doubtful debts	(1,842,755)	-
	-	1,754,154

As of December 31, 2011 and 2010, the Group had the following balance due to its related company.

	2011	2010
	US$	US$
Dalian Hewang Trading Company (i)	3,593	610
Total	3,593	610
(i)	A company managed by the management of the Company’s subsidiary.

(2)	Sales to related parties

For the years ended December 31, 2011, 2010 and 2009, the Group made sales of goods to the following related companies:

	2011	2010	2009
	US$	US$	US$
Tangshan Feihe Trading Company	-	1,562,374	5,750,743
Qinhuangdao Feihe Trading Company	-	-	411,312
Dalian Hewang Trading Company	205,880	197,345	227,392
Total	205,880	1,759,719	6,389,447

Loan payable to a related party

The Group has an outstanding loan payable to a charitable organization set up by Mr. Leng for under privileged children in the Heilongjiang province of the PRC, of $50,843 and $48,398 as of December 31, 2011 and 2010, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

30.  REDEEMABLE COMMON STOCK

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

Under the terms of the Subscription Agreement, the common stock issued to Sequoia is redeemable, at the option of the holder, if at any time after the third anniversary of the issuance date the average share closing prices of the Company’s common stock for the period of fifteen consecutive trading days is less than $39 per share, for an amount equal to $31.20, subject to certain adjustments.  Due to the redeemable nature of the common stock issued to Sequoia, the Company has classified the common stock as temporary equity upon issuance. When and if the redemption right expires the common stock will be classified as stockholders’ equity.

The Company assessed the probability of redemption and accrues proper accretion on a quarterly basis. As of December 31, 2010, management determined that the probability of redemption was high and recognized $1,086,622 as accretion premium. The carrying value of redeemable common stock was $66,113,715 as of December 31, 2010.

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

On April 27, 2011, the Company paid $16.1 million to Sequoia including $15.8 million together with interest accruing thereon at the rate of 1.5% per annum, compounded annually from August 27, 2009 until April 27, 2011, as the first installment payment to redeem 656,250 shares of common stock.

On October 27, 2011, the Company paid $16.3 million to Sequoia, including $15.8 million together with interest accruing thereon at the rate of 1.5% per annum, compounded annually from April 28, 2009 until October 28, 2011, as the second installment payment to redeem 656,250 shares of common stock. The outstanding liability of redeemable common stock was $32,696,658 as of December 31, 2011.

31. SHARE-BASED COMPENSATION

Share Options

The Company has two stock option plans:  the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2003 Stock Incentive Plan (the “2003 Plan”).  The Company applies authoritative guidance issued by FASB regarding share-based payments in accounting for the 2009 Plan and the 2003 Plan, which requires that compensation for services that a corporation receives through share-based compensation plans should be based on the fair value of options on the date of grant.

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

The performance targets for the years ended December 31, 2009 and 2010 were not met for any option recipient. Accordingly, the options granted were to be forfeited and cancelled. In December, 2009, the performance targets were amended in order to limit the amount of options that would otherwise be forfeited and cancelled due to the failure to satisfy the annual performance goals to one-third of stock options granted for each of fiscal year 2009, 2010, and 2011. The incremental cost or benefit resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified and the effect on the number of instruments expected to vest. As a result of this modification, $610,054 and $1,511,623 in incremental compensation cost were recognized during the years ended December 31, 2010 and 2009, respectively. 421 employees were affected by this modification. In 2011, the option recipients failed to meet the amended performance target.

The fair value of the option awards are estimated on the date of grant using the Black-Scholes option valuation model to be $22,106,218, of which nil, $610,054 and $1,511,623 were recorded as compensation expense in general and administrative expenses during the years ended December 31, 2011, 2010 and 2009, respectively, in accordance with the graded vesting attribution method.  The valuation was based on the assumptions noted in the following table.

Expected volatility	74.94%
Expected dividends	0%
Expected term (in years)	5.25
Risk-free rate	2.27%

On October 15, 2009, an option to purchase 50,000 shares was granted to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and has an exercise price of $16 and contractual life of 4 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $1,103,400, of which nil, $867,395 and $236,005 were recorded as compensation cost in general and administrative expenses during the years ended December 31, 2011, 2010 and 2009, respectively.  The valuation was based on the assumptions noted in the following table.

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

The fair value of the option awards are estimated on the date of grant using the Black-Scholes option valuation model to be $565,900, of which $123,286, $129,316 and $26,409 were recorded as compensation expense in general and administrative expenses during the years ended December 31, 2011, 2010 and 2009, respectively.  The valuation was based on the assumptions noted in the following table.

Expected volatility	83%
Expected dividends	0%
Expected term (in years)	5.2	5
Risk-free rate	2.59%

On August 27, 2010, options to purchase 84,000 shares were granted to directors of the Company for their services provided for the period from August 1, 2010  through July 31, 2011, that vests in four equal amounts on each three-month anniversary of the grant date until all such shares are fully vested. The options have an exercise price of $7.25 and a contract life of 2 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $164,516, of which $61,008 and $103,508 was recorded as compensation cost in the general and administrative expenses during the year ended December 31, 2011 and 2010, respectively.  The valuation was based on the assumptions noted in the following table.

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

The fair value of the option award was estimated on the date of grant using the Black-Scholes option valuation model to be $6,643,504, of which $1,220,820 was recorded as compensation cost in the general and administrative expenses during the year ended December 31, 2011.  The valuation was based on the assumptions noted in the following table.

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

On October 15, 2008, an option to purchase 80,000 shares was granted to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and have an exercise price of $12.00 and a contractual life of 4 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $562,758, of which nil, nil and $422,069 were recorded as compensation cost in the general and administrative expenses during the years ended December 31, 2011, 2010 and 2009.  The valuation was based on the assumptions noted in the following table.

Expected volatility	90.7%
Expected dividends	0%
Expected term (in years)	2.5
Risk-free rate	2.7%

A summary of option activity under the 2009 and 2003 Plans as of December 31, 2011 and 2010 and movement during the years then ended were as follows:

	Options	Weighted average grant date fair value	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$	US$
Outstanding as of January 1, 2010	1,484,654	11.02	16.79	7,443,232	5.15
Granted	84,000	1.96	7.25	71,190	1.76
Exercised	(8,000)	7.03	12.00	63,120	-
Forfeited or expired	(704,409)	10.66	16.86	-	-
Outstanding as of January 1, 2011	856,245	10.45	15.84	71,190	3.97
Granted	1,332,000	5.22	8.32	-	6.00
Exercised	-	-	-	-	-
Forfeited or expired	(742,245)	11.08	15.75	-	0.19
Outstanding as of December 31, 2011	1,446,000	5.31	8.66	-	5.25
Exercisable as of December 31, 2011	84,000	1.96	7.25	-	0.64

A summary of the status of the Company’s non-vested options as of December 31, 2011 and 2010, and movements during the two years then ended were as follows:

	Options	Weighted average grant date fair value
		US$
Non-vested as of January 1, 2010	1,404,654	11.25
Granted	84,000	1.96
Vested	(71,000)	16.12
Forfeited or expired	(704,409)	10.66
Non-vested as of January 1, 2011	713,245	10.24
Granted	1,332,000	5.22
Vested	(63,000)	1.96
Forfeited or expired	(620,245)	10.66
Non-vested as of December 31, 2011	1,362,000	5.52

As of December 31, 2011, there was a total of $5,735,873 of unrecognized compensation cost related to non-vested share-based compensation granted under the 2003 and 2009 Plans.  The cost is expected to be recognized over various periods ranging from 34 months to 36 months. To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation cost related to these awards may be different from the expectation.

Warrants

As of December 31, 2011, the Company had 237,937 warrants outstanding with a weighted average remaining contractual life of 0.8 years and a weighted average exercise price of $14.50 per warrant. The warrants will expire on October 4, 2012.

	Warrants	Average exercise price
		US$
Outstanding as of January 1, 2009	1,050,984	5.06
Exercised	(804,347)	2.29
Expired	(8,700)	1.50
Outstanding as of December 31, 2009, 2010 and 2011	237,937	14.50

During the years ended December 31, 2011 and 2010, no warrants were exercised.

Common Stock

During 2009, the holders of the 7.75% convertible notes due 2009 elected to convert the notes into common stock.  In connection with these conversions, $18,200,000 in principal and $4,262,154 in accrued interest on the notes was converted into 1,549,122 shares of common stock at a conversion price of $14.50 per share.

On February 7, 2011 and August 1, 2011, the Company issued 10,000 and 33,000 shares of common stock at market value of $337,530, to its directors for services rendered to the Company as members of the Board for the period from August 1, 2010 through July 31, 2011.

In April and August 2010, the Company issued 39,000 and 16,915 shares of common stock at market value of $931,240 for services provided by employees.

32. STATUTORY RESERVES

Relevant PRC laws and regulations permit payments of dividends by the Company’s PRC subsidiaries and affiliates only out of their retained earnings, if any, as determined in accordance with the PRC accounting standards and regulations. In addition, the statutory general reserve fund requires annual appropriations of 10% of net after-tax income should be set aside prior to payment of any dividends.  The appropriations to statutory general reserve are required until the balance reaches 50% of the PRC entity registered capital. As a result of these and other restrictions under PRC laws and regulations, the PRC subsidiaries and affiliates are restricted in their ability to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances. For the years ended December 31, 2011, 2010 and 2009, the Group made appropriations of $2,215,389, $2,271,357 and nil to the statutory general reserve fund, respectively.

33. COMMITMENTS AND CONTINGENCIES

(1)  Operating lease arrangements

The Group has entered into leasing arrangements relating to office premises and computer equipment that are classified as operating leases. There were no minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year.

Rent expenses incurred and expensed to consolidated statements of operations during the years ended December 31, 2011, 2010 and 2009 amounted to $420,025, $473,381 and $461,247, respectively.

(2)  Capital commitments

Capital commitments for purchase of property, plant and equipment were $3,808,141 and $4,839,317 as of December 31, 2011 and 2010, respectively.

(3)  Purchase commitments

The Group has certain purchase commitments of $7,185,404 over four years relating to packaging materials in connection with the capital lease obligation disclosed in Note 26.

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

(5) Other assets

Substantially all of the Group’s assets and operations are located in the PRC.  The Company is self-insured for all risks.

34. SUBSEQUENT EVENTS

On January 31, 2012, the Company paid $16.3 million to Sequoia as the third installment payment to redeem 656,250 shares of common stock according to Redemption Agreement stated in Note 30.

Feihe International, Inc.

 Additional Information – Financial Statement Schedule I

Condensed Financial Information of Parent Company Balance Sheets

	December 31, 2011	December 31, 2010
	US$	US$
Assets
Current assets:
Cash and cash equivalents	494,340	64,612
Notes receivable, net of allowance for doubtful accounts of $3,350,056 and $4,000,000, respectively	-	-
Other receivables	3,154	1,598
Income tax receivable	670	670
Total current assets	498,164	66,880

Other assets:
Due from subsidiaries	87,643,750	84,066,057
Investment in subsidiaries	159,115,372	145,471,859
Total assets	247,257,286	229,604,796

Liabilities
Current liabilities:
Accounts payable	472,164	478,239
Other payables	442,600	442,600
Advances from employees	105,000	-
Accrued interest-current	395,783	-
Redeemable common stock (US$0.001 par value, 1,312,500 shares issued and outstanding as of December 31, 2011)	32,696,658		-
	34,112,205
Total current liabilities		920,839

Due to subsidiaries	4,230,102	652,412
Unrecognized tax benefits - non-current	1,727,142	246,374
Accrued interest-non current	170,555	-
Other long term loans	32,803,289	-
Total liabilities	73,043,293	1,819,625

Redeemable common stock (US$0.001 par value, 2,625,000 shares issued and outstanding as of December 31, 2010)	-	66,113,715

Stockholders’ equity	174,213,993	161,671,456

Total liabilities, redeemable common stock and equity	247,257,286	229,604,796

Feihe International, Inc.

Additional Information – Financial Statement Schedule I

 Condensed Financial Information of Parent Company Statements of Operations

	For the years ended December 31,
	2011	2010	2009
	US$	US$	US$

General and administrative	(2,796,072)	(4,422,488)	(6,371,616)
Operating (loss)	(2,796,072)	(4,422,488)	(6,371,616)

Other income, net	429,972	12,851	1,449,566

Other income (expenses):
Interest and finance costs	(30,124)	(1,361)	(5,227,400)
Amortization of deferred charges	-	-	(107,396)
Loss on derivatives	-	-	(2,162,000)

Loss before income tax expenses	(2,396,224)	(4,410,998)	(12,418,846)

Income tax benefits (expenses)	(1,481,133)	267,729	(1,755,071)
Loss before equity in earnings (losses) of subsidiaries	(3,877,357)	(4,143,269)	(14,173,917)

Equity in earnings (losses) of subsidiaries	949,559	(5,440,602)	33,755,303
Net (loss) income	(2,927,798)	(9,583,871)	19,581,386
Accretion of redemption premium on redeemable common stock	-	(1,086,622)	-
Settlement of redeemable common stock	1,033,738	-	-
Net income (loss) attributable to common stockholders of Feihe International, Inc.	1,894,060	(10,670,493)	19,581,386

Feihe International, Inc.

 Additional Information – Financial Statement Schedule I

Condensed Financial Information of Parent Company Statements of Cash Flows

	For the years ended December 31,
	2011	2010	2009
	US$	US$	US$
Cash flows from operating activities:
Net (loss) income	(2,927,798)	(9,583,871)	19,581,386
Adjustments to reconcile net (loss) income to net cash used in provided by operating activities:
Equity in (earnings) losses of subsidiaries	(949,559)	5,440,602	(33,755,303)
Share-based compensation	1,742,646	2,599,646	2,196,106
Interest expense from amortization of note discounts	-	-	5,129,617
Gain on waived interest expense	-	-	(550,000)
Loss on derivatives	-	-	2,162,000
Amortization of deferred charges	-	-	107,396
Changes in assets and liabilities:
Decrease in due from related parties	-	500,716	9,159
(Increase) decrease in other receivable, prepayments and other assets	(1,556)	179,137	(150,000)
Decrease in accounts payable	(6,075)	(486,374)	(2,800,499)
Increase in accrued expenses, other payable and income taxes payable	-	956,115	667,601
(Decrease) increase in due from subsidiaries	(3)	652,412	(3,080,474)
Increase in employee advances	105,000	-	-
(Decrease) increase of unrecognized tax benefits - non-current	(1,480,768)	(1,254,144)	1,500,518
Net cash used in operating activities	(556,577)	(995,761)	(8,982,493)

Cash flows from investing activities:
Capitalized interest in long term assets	-	-	2,528,844
Increase in due from subsidiaries	-	-	(497,219)
Dividend distributed from subsidiaries	-	-	23,499,920
Net cash provided by investing activities	-	-	25,531,545

Cash flows from financing activities:
Repayment of short term debt	-	-	(80,450,000)
Proceeds from issuance of redeemable common stock	-	-	62,865,093
Proceeds from option exercise	-	96,000	-
Proceeds from warrant exercise	-	-	1,838,469
Proceeds from other long term loans	33,369,627	-	-
Redemption of redeemable common stock	(32,383,322)	-	-
Net cash provided by (used in) financing activities	986,305	96,000	(15,746,438)

Net increase (decrease) in cash and cash equivalents	429,728	(899,761)	802,614
Cash and cash equivalents, beginning of year	64,612	964,373	161,759
Cash and cash equivalents, end of year	494,340	64,612	964,373

BASIS FOR PREPARATION

The condensed financial information of the parent company, Feihe International, Inc., has been prepared using the same accounting policies as set out in the Group's consolidated financial statements except that the parent company has used the equity method to account for its investment in its subsidiaries.

