Form 10-K/A
period 2011-12-31
Feihe International Inc
filed 2012-05-01
CIK 789868

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

As of April 30, 2012, there were 19,714,291 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

In this Annual Report on Form 10-K/A, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “Feihe International,” “we,” “us” and “our” refer to Feihe International, Inc. and its consolidated subsidiaries.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Original Filing”), solely for the purpose of including the information required by Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2011.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment under Item 15 of Part IV.  We are also making conforming changes to the cover page and the Exhibit Index to this Amendment. In addition, a power of attorney for two new directors is being added to signature page with conforming changes to the Exhibit Index to this Amendment.

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

Name	Age	Position	Director Since
Leng You-Bin	47	Chairman, Chief Executive Officer, President, and General Manager	2003
Liu Hua	39	Vice Chairman, Chief Financial Officer, Treasurer and Secretary	2003
Liu Sheng-Hui	41	Director and Vice President of Finance, Feihe Dairy	2003
Kirk G. Downing, Esq.	59	Director	2005
James C. Lewis, Esq.	59	Director	2006
Xiaofei Ren	40	Director	2012
Jingjun Mu	70	Director	2012

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

Liu Hua has been our acting or permanent Chief Financial Officer since November 2010 and Vice Chairman since April 2008, and he has also served as Secretary, Treasurer, and a director since May 2003.  From May 2003 to April 2008, Mr. Liu served as our Chief Financial Officer.  From November 2000 to May 2003, Mr. Liu served as the Financial Officer of Feihe Dairy.  From June 1998 to November 2000, Mr. Liu served as the Chief Executive Officer of Shenzhen Cima Limited, a financial consulting company.  From January 1996 to June 1998, Mr. Liu served as Chief Executive Officer of Shensheng Jiajing Inc., a trading company.  From September 1993 to January 1996, Mr. Liu served as the Chief Executive Officer of Zhengzhou Huacheng Limited, a trading company.  Mr. Liu received a bachelor’s degree in finance and economics from Xian Jiaotong University and from Shenzhen University.

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

Xiaofei Ren has been a member of the Board since January 2012. Ms. Ren has served as Financial Director of Beijing Bonianhengteng Film and Television Culture Media Co., Ltd, a media company, since September 2011. From October 2004 to August 2011, she was a senior accountant at Beijing Xinghua CPA Ltd., an accounting firm in China, and was also an accountant at Beijing Zhongfadaoqin CPA Ltd. from 2003 to 2004. She served as Financial Manager of Zhengzhou Columba Holiday Hotel, a hospitality company, from 1998 to 2003. Prior to that, she served as Chief Accountant of Zhengzhou Diefa Industry and Trade Co., Ltd., a trade company. She is attending the Central University of Finance and Economics in China and received her bachelor’s degree from the University of Zhengzhou in China. Ms. Ren is also a member of the Chinese Institute of Certified Public Accountants.

Ms. Ren’s experience in auditing, investment consulting and public offering consulting for national, multi-national and publicly traded companies, including U.S. public companies, and her extensive experience with accounting principles generally accepted in the United States make her a valuable addition to our board of directors.

Jingjun Mu has been a member of the Board since March 2012. Ms. Mu served as Vice Executive Director of the China Dairy Industry Association, or CDIA, since 2004. From 1997 to 2004, she served as Secretary-General of CDIA. Ms. Mu also served as General Manager of the China Food Group Supplying Corporation from 1986 to 1997. Ms. Mu served as Deputy Manager of Beijing Wind Instruments Factory from 1972 to 1986. Prior to that Ms. Mu served at the Tianjin Planning Bureau from 1962 to 1972. Ms. Mu is a qualified Senior Economist and graduated from the Institute of Light Chemical and Light Industry for Chemical Engineering.

Ms. Mu has extensive experience in the PRC dairy industry that gives her significant perspective regarding strategic planning and competition in our industry. She also has a strong management, economic and financial background, which provides our board of directors with a valuable perspective regarding general business and financial matters.

Director Independence

Our board of directors has determined that Kirk G. Downing, James C. Lewis, Xiaofei Ren and Jingjun Mu are each an independent director as defined by the listing standards of the NYSE and SEC rules. Our Board has also determined that Neil N. Shen, who served as a director until March 2012, and Sean S. Shao, who served as a director until January 2012, were independent at the time each served as a director. In making these determinations, our board of directors has concluded that none of those members has or had a relationship that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Leng You-Bin, Liu Hua and Liu Sheng-Hui are not considered independent because each serves as one of our executive officers.

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

Board Leadership Structure

In accordance with our bylaws, our board of directors elects our officers, including our Chief Executive Officer, President, Chief Financial Officer, and such other officers as our board of directors may appoint from time to time.  Our board of directors has not currently separated the positions of Chairman of the Board and Chief Executive Officer, and You-Bin Leng currently serves as our Chairman, Chief Executive Officer, President, and General Manager.  Our board of directors does not believe that separating these positions is necessary at this time in light of the composition of our board of directors, the management team and our overall leadership structure, the experience of Mr. Leng in overseeing our day-to-day business while overseeing management, and our current business strategy.  Our senior management and board of directors has undergone turnover. Those serving in management roles benefit from interacting with Mr. Leng on a regular basis, and Mr. Leng has managed the competing demands for his time to effectively lead our board of directors.  Our Bylaws and Corporate Governance Guidelines do not require that our Chairman and Chief Executive Officer positions be separate.  Our board of directors periodically considers whether changes to our overall leadership structure are appropriate.

The Chairman of the Board is responsible for chairing meetings of our board of directors. In his absence, the Chair of the Audit Committee or the independent director present who has the most seniority chairs the meetings of our board of directors.  The Chairman of the Board is also responsible for chairing meetings of shareholders.

Board’s Role in Risk Oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, regulatory risks, and others. Management is responsible for the day-to-day management of risks our company faces, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Our board of directors believes that full and open communication between management and our board of directors is essential for effective risk management and oversight.  Our Chairman meets regularly with our Chief Financial Officer and other senior officers to discuss strategy and risks facing our business.  Senior management attends board meetings and is available to address any questions or concerns raised by our board of directors on risk management-related and any other matters.  Our board of directors receives presentations from senior management on strategic matters involving our operations and holds strategic planning sessions with senior management to discuss strategies, key challenges, and risks and opportunities for our business.

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

Committees and Meeting Attendance

Our board of directors held four regular meetings during the fiscal year ended December 31, 2011, and acted two times by unanimous written consent.

Our Audit Committee, Compensation Committee and Governance Committee of our board of directors held meetings and took action as follows:

•	our Audit Committee held five meetings and acted four times by unanimous written consent;

•	our Compensation Committee held no meetings and acted two times by unanimous written consent; and

•	our Governance Committee held no meetings and acted one time by unanimous written consent.

In 2011, each director attended 75% or more of the meetings of our board of directors and of the committees of our board of directors on which such director served during the period for which he was a director or committee member.  Our Bylaws provide that the Chairman of our board of directors shall preside at all meetings of the shareholders.  Otherwise, we have no requirements for our directors to attend our annual meeting of shareholders.  Three members of our board of directors attended our annual meeting of shareholders in 2011.

Committee Composition

The following table provides the current membership of our Audit Committee, Compensation Committee and Governance Committee. Our board of directors has determined that each member of these committees is an independent director as defined by the listing standards of the NYSE and SEC rules.

Audit Committee	Compensation Committee	Governance Committee
Xiaofei Ren (Chair)	Kirk G. Downing (Chair)	James C. Lewis (Chair)
Kirk G. Downing	James C. Lewis	Kirk G. Downing
James C. Lewis	Xiaofei Ren	Xiaofei Ren

Audit Committee

Our Audit Committee consists of Xiaofei Ren, Kirk G. Downing, and James C. Lewis, each of whom is an independent director as defined by the listing standards of the NYSE and SEC rules.  Our board of directors has determined that Ms. Ren is an “Audit Committee Financial Expert,” as defined in Item 407(d)(5) of Regulation S-K.  Our Audit Committee appoints, retains, compensates and oversees our independent public accountants and reviews the scope and results of the annual audits, receives reports from our independent public accountants, and reports the committee’s findings to our board of directors.  Our Audit Committee assists our board of directors in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and discusses policies with respect to risk assessment and risk management.

Compensation Committee

Our Compensation Committee currently consists of Kirk G. Downing, James C. Lewis, and Xiaofei Ren. The Compensation Committee administers our stock incentive plans and makes recommendations concerning salaries and incentive compensation for our executive officers and employees. The Compensation Committee assists our board of directors in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs.

Nominating/Corporate Governance Committee

Our Governance Committee consists of James C. Lewis, Kirk G. Downing, and Xiaofei Ren.  Our Governance Committee makes recommendations to our board of directors regarding the nomination of candidates to stand for election or re-election as members of our board of directors, evaluates our board of director’s performance, and provides oversight of corporate governance and ethical standards.  Our Governance Committee assists our board of directors in fulfilling its oversight responsibilities with respect to the management of risks associated with board organization, membership and structure, succession planning for our directors and executive officers, and corporate governance.

Compensation Committee Interlocks and Insider Participation

During our fiscal year ended December 31, 2011, our Compensation Committee consisted of Kirk G. Downing, James C. Lewis, and Sean S. Shao. None of these persons was, during the fiscal year ended December 31, 2011, an officer or employee of ours, was formerly an officer of ours, or had any relationship requiring disclosure under Item 404 of Regulation S-K.  None of our executive officers serve, or in the past year has served, as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers serving on our board of directors or Compensation Committee.

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

Star City International Building, 10 Jiuxianqiao Road, C-16th Floor

Chaoyang District, Beijing, China 100016

Email Address: liuhua@feihe.com

Our Corporate Secretary maintains a log of such communications and transmits as soon as practicable such communications to any identified director addressee, unless there are safety or security concerns that mitigate against further transmission of the communications, as determined by the Corporate Secretary. Our board of directors or individual directors to whom such communications are addressed are advised of any communication withheld for safety or security reasons as soon as practicable. The Corporate Secretary relays all communications to directors absent safety or security issues.

Executive Officers

The following table sets forth the name and age of each of our executive officers, the positions and offices held by each executive officer with us, and the period during which the executive officers has served as one of our executive officers.  All officers serve at the pleasure of our board of directors.

Name	Age	Position	Officer Since
Leng You-Bin	47	Chairman, Chief Executive Officer, President, and General Manager	2003
Liu Hua	39	Vice Chairman, Chief Financial Officer, Treasurer and Secretary	2003
Liu Sheng-Hui	41	Director and Vice President of Finance, Feihe Dairy	2003

Leng You-Bin’s biographical summary is included under “—Directors” above.

Liu Hua’s biographical summary is included under “—Directors” above.

Liu Sheng-Hui’s biographical summary is included under”—Directors” above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms we have received, we believe that during the year ended December 31, 2011, filing requirements applicable to our officers, directors and 10% owners of our common stock were complied with, except that Forms 4 were not timely filed to report restricted stock awards to Sean S. Shao and James C. Lewis in July 2011.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of those policies and decisions. This section provides specific information regarding compensation earned by the following “named executive officers”:

•	Leng You-Bin, our Chairman, Chief Executive Officer, President and General Manager;
•	Liu Hua, Vice Chairman, Chief Financial Officer, Treasurer, and Secretary; and
•	Liu Sheng-Hui, Vice President of Finance of our subsidiary Feihe Dairy.

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

Historically, our executive compensation has consisted of base salary and equity awards.

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

The Role of Shareholder Say-on-Pay Votes

Recognizing the value of shareholder input regarding executive compensation, we provide our shareholders with the opportunity to cast an annual advisory vote on executive compensation, or Say-on-Pay. Although the advisory Say-On-Pay vote is non-binding, our Compensation Committee has considered the outcome of the vote when making compensation decisions for named executive officers. At our annual meeting of shareholders held in October 2011, approximately 94.5% of the shareholders who voted on the Say-on-Pay proposal voted in favor of it. Our Compensation Committee believes that this evidences our shareholders’ support for our approach to executive compensation, which has not changed as a result of the shareholder vote. Our Compensation Committee will continue to consider the outcome of our Say-on-Pay votes when making future compensation decisions for our named executive officers.

2011 Compensation Decisions

As a result of the process and purposes described above, in 2011 our Compensation Committee made the following compensation decisions with respect to our named executive officers:

Base Salary

Our Compensation Committee recommended, and our board of directors approved, a cash compensation package of $200,000 for each of Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, and Liu Hua, our Vice Chairman, Chief Financial Officer, Treasurer and Secretary, for services rendered in 2011. These base salaries are the same as those each officer received in 2010. In determining not to revise the base salaries, our Compensation Committee specifically considered input from our Human Resources department and representatives of management, our financial performance, and general economic conditions.

Equity Awards

In July 2011, pursuant to the 2009 Plan, our Compensation Committee granted an aggregate of 1,332,000 non-statutory performance stock options to certain of our officers and employees, including options to acquire 80,000 shares to Leng You-Bin, Chairman, Chief Executive Officer, President, and General Manager and options to acquire 60,000 shares to each of Liu Hua, our Vice Chairman, Chief Financial Officer, Treasurer and Secretary, and Liu Sheng-Hui, Vice President of Finance of our subsidiary Feihe Dairy. The performance stock options each have an exercise price of $8.32 per share and will vest upon satisfaction of performance goals and certain other criteria provided the option holder continues to be an employee of, or service provider to, us at the time of the relevant vesting dates.  If the recipient fails to satisfy the performance goals related to a vesting date, the shares that would otherwise vest on that date will be forfeited and cancelled. In determining to grant these options to our named executive officers, our Compensation Committee specifically considered its intention of aligning the interests of the key executives with those of our shareholders, the continuing importance of improving our financial performance, and general market conditions.

Summary Compensation Table

Name and Principal Position (1)	Year	Bonus ($)	Salary ($)	Option Awards (2) ($)		Total ($)
Leng You-Bin, Chairman, Chief Executive Officer, President, and General Manager	2009	0	200,000	1,599,435	(3)	1,799,435
	2010	0	200,000	14,787	(4)	214,787
	2011	0	200,000	440,000	(5)	640,000

Liu Hua, Vice Chairman, Chief Financial Officer, Treasurer, and Secretary	2009	0	200,000	533,145	(3)	733,145
	2010	0	200,000	14,787	(4)	214,787
	2011	0	200,000	330,000	(5)	530,000

Liu Sheng-Hui, Vice President of Finance, and Director	2009	0	27,804	533,145	(3)	560,949
	2010	0	27,804	14,787	(4)	214,787
	2011	0	27,804	330,000	(5)	357,804

(1)	Identifies our named executive officers during the specified periods.

(2)	Represents the aggregate grant date fair value of equity awards granted during the fiscal year without consideration of vesting periods or forfeitures, calculated in accordance with ASC Topic 718. See the notes to our financial statements contained in our Original Filing for an explanation of all assumptions made by us in determining the values of our equity awards under ASC Topic 718.

(3)	Represents the aggregate grant date fair value of performance stock options granted during the fiscal year, based on the probable outcome of the performance conditions on the grant date. Messrs. Leng, Liu and Liu were originally granted 150,000, 50,000 and 50,000 performance stock options, respectively. The performance stock options vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established and continues to provide service to us. As of December 31, 2009, the performance conditions for 2009 were not met and options to acquire 1/3 of the shares were forfeited. As of December 31, 2010, the performance conditions for 2010 were not met and options to acquire 1/3 of the shares were forfeited. As of December 31, 2011, the performance conditions for 2011 were not met and options to acquire the final 1/3 of the shares were forfeited.

(4)	Represents equity awards received by a named executive officer solely in respect of service as a member of our board of directors.

(5)	Represents the aggregate grant date fair value of performance stock options granted during the fiscal year, based on the probable outcome of the performance conditions on the grant date. The performance stock options vest as to 25% on December 31, 2012, 35% on December 31, 2013 and 40% on December 31, 2014, provided that the recipient has met the performance criteria established and continues to provide service to us.

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

In May 2009, our Compensation Committee granted an aggregate of 2,073,190 performance stock options to certain of our employees and officers under our 2009 Plan, including 150,000 performance stock options to Leng You-Bin, our Chairman, Chief Executive Officer, President and General Manager, and 50,000 performance stock options to each of Liu Hua, our Vice Chairman, Chief Financial Officer, Treasurer and Secretary, and Liu Sheng-Hui, Vice President of Finance of our subsidiary Feihe Dairy.  The performance stock options each had an exercise price of $16.86, a contractual life of 6 years, and were to vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established in accordance with our 2009 Plan, including performance targets for each of our 2009, 2010 and 2011 fiscal years, and the recipient continues to be our employee at the time of the relevant vesting dates.  The performance criteria were not met in 2009, 2010 or 2011, and of all the options were forfeited and cancelled.

In July 2011, our Compensation Committee granted an aggregate of 1,332,000 performance stock options to certain of our employees and officers under our 2009 Plan, as described under “—2011 Compensation Decisions—Equity Awards.”

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

Grants of Plan-Based Awards

The following table sets forth information regarding our 2009 Plan awards granted to our named executive officers during 2011. All such awards were granted to our named executive officers solely in respect of their service to us as a member of our board of directors:

Name	Grant Date		Estimated Future Payouts Under Equity Incentive Plan Awards (#) (Maximum)	All Other Stock Awards: Number of Shares of Stocks or Units	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Leng You-Bin	7/29/2011		80,000		8.32	440,000
	7/29/2011	(2)		5,000		41,600
Liu Hua	7/29/2011		60,000		8.32	330,000
	7/29/2011	(2)		5,000		41,600
Liu Sheng-Hui	7/29/2011		60,000		8.32	330,000
	7/29/2011	(2)		5,000		41,600

(1)	Represents the aggregate grant date fair value of the awards granted calculated in accordance with ASC Topic 718. See the notes to our financial statements contained in our Original Filing for an explanation of all assumptions made by us in determining the values of our equity awards under ASC Topic 718.

(2)	Represents equity awards received by a named executive officer solely in respect of service as a member of our board of directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards granted to our named executive officers as of December 31, 2011.  The options issued to Leng You-Bin, Liu Hua and Liu Sheng-Hui are subject to performance and time-based vesting conditions set forth under the heading “2009 Stock Incentive Plan” above.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Leng You-Bin, Chairman	0	80,000	8.32	7/29/2017
Liu Hua	0	60,000	8.32	7/29/2017
Liu Sheng-Hui	0	60,000	8.32	7/29/2017

Option exercises and stock vested

We had no exercises of options by named executive officers during 2011.

Employment Agreements

We do not have any written employment agreements with our named executive officers, although we may enter into such agreements in the future.

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

Director Compensation

In July 2011, Sean S. Shao received an award of 3,000 restricted shares of our common stock and each of the remaining directors received an award of 5,000 restricted shares of our common stock for their board service from August 1, 2010 to July 31, 2011. In addition, Sean S. Shao, who served as a director and chairperson of our Audit Committee throughout 2011 (but resigned as a director in January 2012), received $3,000 monthly cash compensation for such service.

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Total ($)
Leng You-Bin	0	41,600	41,600
Liu Hua	0	41,600	41,600
Liu Sheng-Hui	0	41,600	41,600
Kirk G. Downing, Esq.	0	41,600	41,600
James C. Lewis, Esq.	0	41,600	41,600
Neil N. Shen (1)	0	41,600	41,600
Sean S. Shao (2)	36,000	24,960	60,960

(1) Mr. Shen’s service on our board of directors terminated in March 2012.

(2) Mr. Shao’s service on our board of directors terminated in January 2012.

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

Compensation Risk Evaluation

Our Compensation Committee reviews the various design elements of our compensation program to determine whether any of its aspects encourage excessive or inappropriate risk-taking.  Our Compensation Committee also considers the compensation policies and practices at our business units, including their risk profile, their compensation structures and levels, their compensation expense relative to revenues, and whether employees received compensation that varied significantly from our overall risk and reward structure for the services such employees provided.  Our Compensation Committee also considers other factors, such as the fact that substantially of our employees are located in the PRC, where employees salaries tend to be lower compared to the U.S. companies, and that our equity awards are long-term with three-year performance targets and vest only after the fourth and fifth years.  Following this risk evaluation for 2011, our Compensation Committee concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

Compensation Committee Report

We, the Compensation Committee of the board of directors of Feihe International, Inc., have reviewed and discussed the Compensation Discussion and Analysis contained herein with management.  Based on such review and discussion, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011.

Compensation Committee

Kirk G. Downing

James C. Lewis

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of April 30, 2012, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding common stock.

Beneficial ownership is determined according to the rules of the SEC.  Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person has the right to acquire within 60 days after the measurement date, such as pursuant to options, warrants or convertible notes.  Except as otherwise indicated, we believe that each of the beneficial owners of our common stock listed below, based on information each of them has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property or similar laws may apply.  For purposes of the column for shares underlying convertible securities, in accordance with rules of the SEC, shares of our common stock underlying securities that a person has the right to acquire within 60 days of April 30, 2012 are deemed to be beneficially owned by such person for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Shares Underlying Convertible Securities (1)	Total	Percent (2)
Directors and Executive Officers
Leng You-Bin (3)	8,959,358	9,000	8,968,358	45.4%
Liu Hua (3)	38,533	9,000	47,533	*
Liu Sheng-Hui (3)	208,307	9,000	217,307	1.1%
Kirk Downing (3)	17,000	9,000	26,000	*
James C. Lewis (3)(4)	32,000	9,000	41,000	*
Jingjun Mu (3)	0	0	0	0
Xiaofei Ren (3)	0	0	0	0
Directors and executive officers as a group (7 persons)	9,255,198	45,000	9,300,198	47.2%

* Less than 1%

(1)	Includes shares of our common stock issuable upon exercise of options or upon conversion of warrants or convertible notes, if the person has the right to acquire such shares within 60 days of April 26, 2011.

(2)	Based on 19,714,291 shares of our common stock outstanding as of April 30, 2012.

(3)	The address for this beneficial owner is c/o Feihe International, Star City International Building, 10 Jiuxianqiao Road, C-16th Floor, Chaoyang District, Beijing, China 100016.

(4)	James C. Lewis holds such shares jointly with his spouse.

The following table sets forth information regarding issuances of securities pursuant to equity compensation plans as of December 31, 2011:

Plan Category	Number of securities issued and to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,446,000	$5.31	3,546,000
Total	1,446,000	$5.31	3,546,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, is also the founder of a Heilongjiang Feihe Dairy Educational Charitable Foundation, or HFDECF, charitable organization for under-privileged children in the Heilongjiang Province of the PRC.  We have an outstanding loan payable to HFDECF, which is unsecured, accrues interest at an annual rate of 5.85%, and is payable on demand.  In 2011, the largest amount of the indebtedness outstanding, including accrued interest, was approximately $51,000.

Sequoia Capital China Growth Fund I, L.P., and certain of its affiliates, or collectively Sequoia, beneficially owned in excess of 5% of our issued and outstanding common stock in 2011.  Additionally, Neil N. Shen, who served as one of our directors during 2011, is the founding Managing Partner of one of the Sequoia entities.  Sequoia is a party to a subscription agreement pursuant to which we issued 2,100,000 shares of our common stock for an aggregate purchase price of $63.0 million, including $47.0 million in cash and the conversion of a $16.0 million bridge loan we previously received from Sequoia in July 2009. Pursuant to a performance adjustment feature in the subscription agreement, we issued 525,000 shares of our common stock to Sequoia because we failed to meet certain earnings per share targets for 2009. On February 1, 2011, we entered into a redemption agreement with Sequoia pursuant to which we agreed to redeem and purchase from Sequoia an aggregate of 2,625,000 shares of our common stock, or the Shares.  The Shares were originally issued to Sequoia pursuant to the subscription agreement, which, among other things, granted Sequoia a right to have the Shares redeemed if the average of closing prices of our common stock for the fifteen trading days commencing on the third anniversary of the closing date is less than $39.00 per share.  The redemption agreement requires us to redeem the Shares in four equal installments on or within 30 days of March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, for an aggregate payment on each such date of $15,750,000, together with interest accruing at the rate of 1.5% per annum, compounded annually from August 27, 2009 until such date.

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

Director Independence

For an identification of our independent directors, please see “Director Independence” under Item 10.

Item 14. Principal Accountant Fees and Services

The following table sets forth the professional service aggregate fees of our principal accountants for the services and periods indicated:

Name	Audit Fees (1)
Grant Thornton, for fiscal year ended:
December 31, 2010	$521,479
Deloitte Touche Tohmatsu, for fiscal year ended:
December 31, 2010	$766,084
December 31, 2011	$467,567
Crowe Horwath (HK) CPA Limited
December 31, 2011	$425,000

(1)	This category includes the audit of our annual financial statements, the audit of our internal control over financial reporting, review of unaudited quarterly financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with regulatory filings or engagements, for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements. These fees represent all fees paid to our principal accountants for the periods indicated.

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

April 30, 2012	FEIHE INTERNATIONAL, INC.

	By:	/s/ Leng You-Bin
Leng You-Bin, Chief Executive Officer
and President (Principal Executive Officer)

	By:	/s/ Liu Hua
Liu Hua, Chief Financial Officer
(Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW BY ALL MEN BY THESE PRESENTS, that Xiaofei Ren and Jingjun Mu, whose signature appears below, each constitutes and appoints Leng You-Bin as her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for her and in her name, place and stead, in any and all capacities, to sign any and all Amendments hereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Leng You-Bin	April 30, 2012
Leng You-Bin, Director, Chief Executive Officer
and President (Principal Executive Officer)

	/s/ Liu Hua	April 30, 2012
Liu Hua, Director, Vice Chairman, Chief Financial Officer (Principal Accounting and Financial Officer)

	/s/ Liu Sheng-Hui	April 30, 2012
Liu Sheng-Hui, Director

	/s/ Xiaofei Ren	April 30, 2012
Xiaofei Ren, Director

	/s/ Kirk Downing *	April 30, 2012
Kirk Downing, Director

	/s/ James Lewis *	April 30, 2012
James Lewis, Director

	/s/ Jingjun Mu	April 30, 2012
Jingjun Mu, Director

* By:	/s/ Leng You-Bin	April 30, 2012
Leng You-Bin, Attorney-In-Fact

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
24.1	Power of Attorney (included on signature page)	X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X