Form 10-Q
period 2012-03-31
Feihe International Inc
filed 2012-05-11
CIK 789868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2012 was 19,714,291.

FOR THE QUARTER ENDED MARCH 31, 2012

 TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II — OTHER INFORMATION

Item 6.	Exhibits	33

SIGNATURES		34

EXHIBIT INDEX

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Feihe International,” and “the Company” refer to Feihe International, Inc., a Utah corporation, and its consolidated subsidiaries.  References to “dollars” and “$” are to United States dollars.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FEIHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2012	December 31, 2011
	US$	US$
Assets
Current assets:
Cash and cash equivalents	9,849,284	15,353,882
Restricted cash	2,777,800	1,056,579
Notes and loans receivable, net of allowance for doubtful accounts of $3,350,056, as of March 31, 2012 and December 31, 2011	-	-
Trade receivables, net of allowance for doubtful accounts of $810,323 and $810,864, as of March 31, 2012 and December 31, 2011, respectively	14,119,378	40,690,638
Due from related parties	27,280	194,759
Advances to suppliers	19,270,059	11,841,936
Inventories	33,847,620	33,328,949
Prepayments and other current assets	37,795	50,427
Income taxes receivable	2,020,559	1,406,653
Input value-added taxes	1,388,348	965,685
Other receivables	13,537,187	13,742,625
Consideration receivable- current	95,386,958	79,337,423
Investment in mutual funds – available-for-sale	113,777	111,116
Assets held for sale	2,382,801	2,384,391
Total current assets	194,758,846	200,465,063

Investments:	285,799	285,990
Investment at cost	285,799	285,990

Property, plant and equipment:
Property, plant and equipment, net	127,275,263	128,739,637
Construction in progress	15,505,095	14,895,512
	142,780,358	143,635,149

Other assets:
Advance to suppliers – non-current	3,431,727	3,741,454
Long term deposits	67,210,746	46,139,913
Consideration receivables, non-current	-	19,450,201
Deferred tax assets – non-current	9,805,701	9,805,701
Prepaid leases for land use rights	18,165,232	18,280,745
Total assets	436,438,409	441,804,216
Liabilities
Current liabilities:
Short term bank loans	53,150,950	54,616,375
Accounts payable	41,357,588	39,077,499
Accrued expenses	4,144,269	6,943,370
Income tax payable	2,515,408	734,389
Advances from customers	11,626,363	17,899,560
Due to related parties	104,111	86,213
Advances from employees	362,538	415,253
Employee benefits and salary payable	7,211,662	9,777,537
Other payable	33,163,914	39,561,388
Current portion of long term bank loans	5,941,474	5,945,439
Current portion of capital lease obligation	181,296	288,066
Accrued interest	-	395,783
Redeemable common stock (US$0.001 par value, 656,250 and 1,312,500 shares issued and outstanding as of March 31, 2012 and December 31, 2011)	16,379,092	32,696,658
Total current liabilities	176,138,665	208,437,530

Long term bank loans, net of current portion	5,939,762	5,943,726
Capital lease obligation, net of current portion	278,512	430,180
Other long term loans	49,829,495	32,803,289
Accrued interest	-	170,555
Unrecognized tax benefits – non-current	14,608,179	14,806,768
Deferred income	4,904,508	3,711,033
Total liabilities	251,699,121	266,303,081

Commitments and contingencies (see Note 23)

Equity
Feihe International, Inc. shareholders’ equity:
Common stock (US$0.001 par value, 50,000,000 shares authorized; 19,714,291 shares issued and outstanding as of March 31, 2012 and December 31, 2011)	19,714	19,714
Additional paid-in capital	60,019,602	58,920,283
Common stock warrants	1,774,151	1,774,151
Statutory reserves	11,341,427	11,341,427
Accumulated other comprehensive income	42,603,017	42,730,802
Retained earnings	68,939,218	60,696,815
Total Feihe International, Inc. shareholders’ equity	184,697,129	175,483,192
Noncontrolling interests	42,159	17,943
Total equity	184,739,288	175,501,135
Total liabilities and equity	436,438,409	441,804,216

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
	2012	2011
	US$	US$
Sales	62,936,077	67,678,513

Cost of goods sold	(28,957,473)	(43,241,942)

Gross profit	33,978,604	24,436,571

Operating expenses:
Sales and marketing	(18,768,178)	(15,944,336)
General and administrative	(5,590,235)	(5,720,233)
Total operating expenses	(24,358,413)	(21,664,569)

Other operating income, net	90,454	2,220,451

Income from operations	9,710,645	4,992,453

Other income (expenses):
Interest income	23,473	20,904
Interest and finance costs	(1,145,953)	(1,017,725)
Government subsidy	1,561,348	1,520,150
Income from continuing operations before income tax expenses and noncontrolling interests	10,149,513	5,515,782

Income tax expenses	(1,882,901)	(1,341,683)
Net income from continuing operations	8,266,612	4,174,099
Income from discontinuing operations, net of tax	-	565,444
Net income	8,266,612	4,739,543
Net income attributable to noncontrolling interests	(24,209)	(42,867)
Net income attributable to common shareholders of Feihe International, Inc.	8,242,403	4,696,676

Net income	8,266,612	4,739,543
Other comprehensive income, net of tax
Foreign currency translation adjustments	(130,439)	2,299,451
Change in fair value of available for sale investments	2,661	(1,350)
Other comprehensive income	(127,778)	2,298,101
Comprehensive income	8,138,834	7,037,644
Less: comprehensive income attributable to the noncontrolling interest	(24,216)	(24,432)
Comprehensive income attributable to common shareholders of Feihe International, Inc.	8,114,618	7,013,212

Net income from continuing operations per share of common stock
Basic	0.40	0.23
Diluted	0.40	0.23

Net income from continuing operations per share of redeemable common stock
Basic	0.40	0.18
Diluted	0.40	0.18

Net income from discontinued operations, net of tax per share of common stock
Basic	-	0.03
Diluted	-	0.03

Net income from discontinued operations, net of tax per share of redeemable common stock
Basic	-	0.03
Diluted	-	0.03

Weighted average shares used in calculating net income per share of common stock
Basic	19,714,291	19,671,291
Diluted	19,714,291	19,689,849

Weighted average shares used in calculating net income per share of redeemable common stock
Basic	879,809	2,625,000
Diluted	879,809	2,625,000

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Feihe International, Inc. Shareholders
	Common Stock
	(US$0.001 par value)					Accumulated
	Number		Additional	Common		Other
	of	Par	Paid-in	Stock	Statutory	Comprehensive	Retained	Noncontrolling	Total
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Interest	Equity
		US$	US$	US$	US$	US$	US$	US$	US$
Balance as of December 31, 2010	19,671,291	19,671	57,177,680	1,774,151	9,132,581	32,836,344	60,731,029	66,933	161,738,389
Share-based compensation	-	-	402,154	-	-	-	-	-	402,154
Net income	-	-	-	-	-	-	4,696,676	42,867	4,739,543
Other comprehensive income (loss)	-	-	-	-	-	2,316,536	-	(18,435)	2,298,101
Settlement of redeemable common stock	-	-	-	-	-	-	1,033,738	-	1,033,738
Balance as of March 31, 2011	19,671,291	19,671	57,579,834	1,774,151	9,132,581	35,152,880	66,461,443	91,365	170,211,925

	Feihe International, Inc. Shareholders
	Common Stock
	(US$0.001 par value)					Accumulated
	Number		Additional	Common		Other
	of	Par	Paid-in	Stock	Statutory	Comprehensive	Retained	Noncontrolling	Total
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Interest	Equity
		US$	US$	US$	US$	US$	US$	US$	US$
Balance as of December 31, 2011	19,714,291	19,714	58,920,283	1,774,151	11,341,427	42,730,802	60,696,815	17,943	175,501,135
Share-based compensation	-	-	1,099,319	-	-	-	-	-	1,099,319
Net income	-	-	-	-	-	-	8,242,403	24,209	8,266,612
Other comprehensive income (loss)	-	-	-	-	-	(127,785)	-	7	(127,778)
Balance as of March 31, 2012	19,714,291	19,714	60,019,602	1,774,151	11,341,427	42,603,017	68,939,218	42,159	184,739,288

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2012	2011
	US$	US$
Cash flows from operating activities:
Net income	8,266,612	4,739,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,977,367	1,384,413
Amortization of prepaid leases	99,926	108,517
Amortization of other intangible assets	-	48,674
Amortization of capital lease	7,415	8,702
Loss on disposal of property, plant and equipment	177,165	399
Provision for doubtful accounts	-	503,431
Share-based compensation	1,099,319	402,154
Changes in assets and liabilities:
Decrease in notes receivable	-	128,516
Decrease (increase) in trade receivables	26,571,260	(712,514)
Decrease in due from related parties	167,479	10,998
Increase in advances to suppliers	(7,428,124)	(2,848,855)
Decrease (increase) in inventories	(518,671)	7,258,724
Decrease in prepayments and other current assets	12,632	95,244
Decrease (increase) in income taxes receivable	(613,905)	1,279,492
Decrease (increase) in recoverable value-added taxes	(422,662)	3,542,834
Decrease (increase) in other receivables	205,438	(3,300,178)
Decrease in notes payable	-	(356,988)
Increase in accounts payable	5,612,458	612,015
Decrease in accrued expenses	(2,799,101)	(4,609,091)
Increase (decrease) in income tax payable	1,781,019	(1,021,463)
Increase (decrease) in advances from customers	(6,273,197)	5,423,735
Increase in due to related parties	17,898	-
Decrease in advances from employees and employee benefits and salary payable	(2,618,590)	(478,585)
Decrease in other payables	(6,397,474)	(3,655,149)
Increase (decrease) in unrecognized tax benefits – non-current	(198,589)	181,261
Increase in deferred income	1,193,475	-
Net cash provided by continuing operations	19,919,150	8,745,829
Net cash used in discontinued operations	-	(5,040,157)
Net cash provided by operating activities	19,919,150	3,705,672

Cash flows from investing activities:
Purchase of property, plant and equipment	(819,595)	(1,195,282)
Purchase of construction in progress	(309,789)	-
Proceeds from sale of property, plant and equipment	2,793	-
Change in restricted cash	(1,721,926)	2,831,001
Net cash generated from (used in) continuing operations	(2,848,517)	1,635,719
Net cash used in discontinued operations	-	(3,954,190)
Net cash used in investing activities	(2,848,517)	(2,318,471)

Cash flows from financing activities:
Proceeds from short term bank loans	-	1,367,490
Repayment of short term bank loans	(1,429,002)	(1,362,728)
Redemption of redeemable common stock	(16,317,566)	-
Proceeds from other long term loans	16,459,869	-
Payment for long term deposits	(21,101,602)	-
Payment on capital lease obligations	(265,379)	-
Net cash (used in) provided by continuing operations	(22,653,680)	4,762
Net cash provided by discontinued operations	-	-
Net cash (used in) provided by financing activities	(22,653,680)	4,762

Effect of exchange rate changes on cash	78,449	175,889
Net (decrease) increase in cash and cash equivalents	(5,504,598)	1,567,852

Cash and cash equivalents, beginning of period	15,353,882	17,529,582
Cash and cash equivalents, end of period	9,849,284	19,097,434

Analysis of cash and cash equivalents
Included in cash and cash equivalents per consolidated balance sheets	9,849,284	15,379,179
Included in assets of discontinued operations	-	3,718,255
	9,849,284	19,097,434

Supplemental disclosure of cash flow information:
Continuing operations
Cash paid during the period for income tax	(931,150)	(854,550)
Cash received during the period for tax refund	1,488,030	-
Interest paid during the period	(1,105,586)	(1,243,061)

Discontinued operations
Cash paid during the period for income tax	-	-
Cash received during the period for tax refund	-	-
Interest paid during the period	-	(420,289)

Supplemental disclosure of non-cash investing and financing activities:
Settlement of consideration receivable by raw milk supply	3,332,369	-
Settlement of redeemable common stock	-	1,033,736

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

The core activities of subsidiaries included in the condensed consolidated financial statements are as follows:

•	Feihe China Nutrition Company, formerly known as American Flying Crane Corporation – Investment holding
•	Langfang Flying Crane Dairy Products Co., Limited (“Langfang Feihe”) – Packaging and distributing dairy products
•	Gannan Flying Crane Dairy Products Co., Limited (“Gannan Feihe”) – Manufacturing dairy products
•	Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”) – Manufacturing and distributing dairy products
•	Baiquan Feihe Dairy Co., Limited (“Baiquan Feihe“) – Used to produce dairy product until 2011
•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited – Marketing and distributing dairy products
•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (“Shanxi Feihe”) – Manufacturing and distributing walnut and soybean products
•	Qiqihaer Feihe Soybean Co., Limited (“Feihe Soybean”) – Manufacturing and distributing soybean products
•	Heilongjiang Aiyingquan International Trading Co., Limited – Marketing and distributing water and cheese, specifically marketed for consumption by children
•	Heilongjiang Flying Crane Trading Co., Limited (“Feihe Trading”) – Distributing milk and soybean related products. The subsidiary was registered in Heilongjiang Province, China on January 22, 2010. The Group holds an 85% equity interest of the total paid-in capital of RMB10,000,000 (or approximately $1.5 million) of Heilongjiang Flying Crane Trading Co., Limited

2.	BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements of the Group have been prepared by the Group in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting. In the opinion of the Group’s management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring adjustments) necessary to present fairly its financial position and the results of its operations and cash flows.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with the SEC on Form 10-K for the year ended December 31, 2011.  The interim operating results are not necessarily indicative of the results to be expected for an entire year.

As of March 31, 2012, the Group had working capital of $18.6 million. The Group has significant cash commitments in the 12 months following March 31, 2012, including maturity of short term bank loans of $53.2 million, current portion of long-term bank loans of $5.9 million and redemption of redeemable common stock of $16.4 million (which was fully redeemed after March 31, 2012). The Group believes it will be able to refinance much of its short term bank loans when they become due and intends to do so. In addition, the Group has taken steps to reduce its operating expenses. If the Group is able to continue refinancing or finding replacement short term bank loans, it believes that its cash generated from operations, existing cash and ability to draw down on unutilized credit lines will be sufficient to fund its expected cash flow requirements for at least the next 12 months. The Group expects to realize its assets and satisfy its liabilities in the normal course of business. As a result, the accompanying condensed consolidated financial statements have been prepared assuming the Group will continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities as that might be necessary if the Group is unable to continue as a going concern.

For the period ended March 31, 2012, the Group has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K for the year ended December 31, 2011 and mentioned in the “Critical Accounting Policies” section of Part I, Item II of this Form 10-Q.

3.	TAXATION

The Company and Feihe China Nutrition Company are subject to U.S. federal and state income taxes, and the Company's subsidiaries incorporated in the People’s Republic of China (the “PRC”) are subject to enterprise income taxes in the PRC.

During the three months ended March 31, 2012, the Company recorded an income tax expense of approximately $1.9 million, which was primarily due to the increase in profits of Feihe Dairy when compared to the three months ended March 31, 2011.

The Company had cumulatively accrued approximately $1.4 million and $1.8 million for estimated interest and penalties related to uncertain tax positions as of March 31, 2012 and 2011, respectively.  For the three months ended March 31, 2012 and 2011, the Company recorded a benefit of $0.5 million and provision of $0.2 million for estimated interest and penalties, respectively.

Aggregate undistributed earnings of approximately $144.5 million as of March 31, 2012 of the Group’s PRC subsidiaries that are available for distribution to the Company are considered to be permanently reinvested, and, accordingly, no provision has been made for the Chinese dividends withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

Years from 2007 to 2011 of the Company remain open for US federal and state income tax purposes, and tax years from 2006 to 2011 of the PRC subsidiaries remain open to examination by tax authorities in the PRC.

4.	EARNINGS PER SHARE OF COMMON STOCK

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	For the three months ended
	March 31,
	2012	2011

Net income attributable to Feihe International, Inc. shareholders
Net income from continuing operations	8,242,403	4,131,232
Net income from discontinued operations, net of tax	-	565,444
Net income attributable to Feihe International, Inc. shareholders	8,242,403	4,696,676
Settlement of redeemable common stock	-	1,033,738
	8,242,403	5,730,414

Net income attributable to Feihe International, Inc. for computing net income per common stock – Basic
Net income from continuing operations	7,890,276	4,678,589
Net income from discontinued operations, net of tax	-	498,873
Net income attributable to Feihe International, Inc. allocated for computing net income per share of common stock – Basic	7,890,276	5,177,462

Net income attributable to Feihe International, Inc. for computing net income per redeemable common stock – Basic
Net income from continuing operations	352,127	486,381
Net income from discontinued operations, net of tax	-	66,571
Net income attributable to Feihe International, Inc. allocated for computing net income per share of redeemable common stock – Basic	352,127	552,952

Net income attributable to Feihe International, Inc. for computing net income per common stock – Diluted
Net income from continuing operations	7,890,276	4,678,994
Net income from discontinued operations, net of tax	-	498,928
Net income attributable to Feihe International, Inc. for computing net income per common stock – Diluted	7,890,276	5,177,922

Net income attributable to Feihe International, Inc. for computing net income per redeemable common stock – Diluted
Net income from continuing operations	352,127	485,976
Net income from discontinued operations, net of tax	-	66,516
Net income attributable to Feihe International, Inc. allocated for computing net income per share of common stock – Diluted	352,127	552,492

Weighted-average common stock outstanding used in computing net income per share of common stock – Basic (i)	19,714,291	19,671,291
Weighted-average common stock outstanding used in computing net income per share of common stock – Diluted (i)	19,714,291	19,689,849
Weighted-average shares of redeemable common stock outstanding used in computing net income per share of redeemable common stock – Basic	879,809	2,625,000
Weighted-average shares of redeemable common stock outstanding used in computing net income per share of redeemable common stock – Diluted	879,809	2,625,000

Net income per share of common stock – Basic
Income from continuing operations attributable to Feihe International, Inc	0.40	0.23
Income from discontinued operations attributable to Feihe International, Inc., net of tax	-	0.03
Net income attributable to Feihe International, Inc.	0.40	0.26

Net income per share of common stock – Diluted
Income from continuing operations attributable to Feihe International, Inc	0.40	0.23
Income from discontinued operations attributable to Feihe International, Inc., net of tax	-	0.03
Net income attributable to Feihe International, Inc.	0.40	0.26

Net income per share of redeemable common stock – Basic
Income from continuing operations attributable to Feihe International, Inc.	0.40	0.18
Income from discontinued operations attributable to Feihe International, Inc., net of tax	-	0.03
Net income attributable to Feihe International, Inc.	0.40	0.21

Net income per share of redeemable common stock – Diluted
Income from continuing operations attributable to Feihe International, Inc.	0.40	0.18
Income from discontinued operations attributable to Feihe International, Inc., net of tax	-	0.03
Net income attributable to Feihe International, Inc.	0.40	0.21

(i)	The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012	2011
Weighted-average shares – Basic	19,714,291	19,671,291
Effect of dilutive securities
Stock option	-	18,558
Weighted-average shares – Diluted	19,714,291	19,689,849

For the three months ended March 31, 2012, 1,446,000 (2011: 650,245) shares of the Company’s common stock issuable upon exercise of options and 237,937 (2011: 237,937) shares of the Company’s common stock issuable upon exercise of warrants were excluded from the calculation of diluted income per share because they were anti-dilutive.

5.	DISCONTINUED OPERATIONS

Kedong Farm and Gannan Farm (the “Dairy Farms”) were formed in July 2007 to operate the Dairy Farms of the Company. On August 1, 2011, the Company entered into an Equity Purchase Agreement (as amended, the “Agreement”) with Haerbin City Ruixinda Investment Company Ltd. (the “Purchaser”). Pursuant to the Agreement, the Company and Jinyan Ma (noncontrolling interest holder of the Dairy Farms) agreed to sell to the Purchaser all of the equity interests of Kedong Farm and Gannan Farm for an aggregate purchase price of RMB849 million (approximately $133.1 million), including RMB114.5 million (approximately $18.0 million) in cash and RMB734.5 million (approximately $115.2 million) as deferred payment. The Company has the right to call for raw milk at RMB122.4 million (approximately $19.2 million) each quarter in the 18 months following September 30, 2011 to settle the deferred payment. If the value of the raw milk provided by the Dairy Farms each quarter is less than RMB122 million, the shortfall of the amount will be settled in cash. During three months ended March 31, 2012, the Company received nil cash payment from the Purchaser and raw milk supply valued at $3.3 million.

The Company entered into an asset mortgage agreement with the Dairy Farms, pursuant to which the Dairy Farms granted to the Company a primary security interest in certain properties and assets of the Dairy Farms to secure the obligations of the Dairy Farms under the Agreement.

The following table presents the components of discontinued operations in relation to the Dairy Farms reported in the condensed consolidated statements of income and comprehensive income:

	For the three months ended March 31,
	2012	2011
Sales from external customers	-	8,770,909
Intersegment sales	-	3,945,268

Income from operations	-	565,444
Income tax expenses	-	-
Net income from discontinued operations	-	565,444

6.	RESTRICTED CASH

Restricted cash consists of bank demand deposits for letters of credit. These instruments are mainly used by the Group for the short term financing of whey powder (2011: imported dairy cows and whey powder).

7.	ADVANCES TO SUPPLIERS

Advances to suppliers consist primarily of advances for inventories and equipment, not delivered at the balance sheets date.  The Group utilizes advances to suppliers in an effort to keep future purchasing prices stable and consistent.

Advanced amounts are refundable if the transaction is not completed by the other party in accordance with the terms of the contract or agreement.  During the three month periods ended March 31, 2012 and 2011, no advances to suppliers were refunded in cash.

8.	INVENTORIES, NET

The inventory amounts included in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
	US$	US$
Raw materials	9,861,387	15,461,871
Work-in-progress	15,008,808	8,678,336
Finished goods	8,977,425	9,188,742
Total inventories, net	33,847,620	33,328,949

9.	OTHER RECEIVABLES AND CONSIDERATION RECEIVABLE

Other receivables as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
	US$	US$
Advances to employees	1,673,967	470,475
Advances to third parties (i)	2,894,804	3,922,846
Due from Heilongjiang Feihe Yuanshengtai Co., Ltd. (ii)	8,808,816	8,947,808
Others	159,600	401,496
Other receivables	13,537,187	13,742,625

(i)	These are funds lent to third parties, which are unsecured, non-interest bearing, and repayable within one year.

(ii)	Heilongjiang Feihe Yuanshengtai Co., Ltd. (“Yuanshengtai”) was partially owned by two officers and directors of the Company, Mr. Leng You-Bin and Mr. Liu Sheng-Hui, before January 2010. Shares held by Mr. Leng You-Bin and Mr. Liu Sheng-Hui were transferred to unrelated third parties who held no ownership interests in Yuanshengtai in January 2010. The balances are payments made by the Group on behalf of Yuanshengtai to purchase biological assets and property, plant and equipment. The balances are unsecured, non-interest bearing and repayable on demand.

Consideration receivable from disposal of the Dairy Farms as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
	US$	US$
Current	95,386,958	79,337,423
Non-current	-	19,450,201
Consideration receivable	95,386,958	98,787,624

10.	ASSETS HELD FOR SALE

On October 28, 2011, the Company entered into an asset purchase agreement with a PRC individual, Mao Haifeng, to sell all of the property, plant and equipment and the prepaid leases with a carrying value of $2.1 million and $154,000 at Baiquan Feihe, respectively. The asset sale was not yet completed as of March 31, 2012 as certain conditions precedent to the sale were not met. The buyer has the right to terminate the asset purchase agreement if the conditions precedent are not met by the end of May 2012. Management of the Company expects that the asset sale will be completed in May 2012. The assets underlying this agreement were recognized as assets held for sale. As of March 31, 2012, assets held for sale was $2,382,801.

11.	INVESTMENT IN MUTUAL FUNDS – AVAILABLE-FOR-SALE

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

Investment in mutual funds is carried at fair value based on the quoted market prices of the underlying fund as of March 31, 2012 and December 31, 2011.  Unrealized (loss) gain recorded for the three months ended March 31, 2012 and 2011 was $2,661, and $(1,350), respectively.

		Fair value measurement
		Quoted prices in active markets of identical assets	Significant other observable inputs	Significant unobservable inputs
Description		(Level 1)	(Level 2)	(Level 3)
	US$	US$	US$	US$
Investment in mutual funds – March 31,2012	113,777	113,777	-	-
Investment in mutual funds – December 31, 2011	111,116	111,116	-	-

12.	PROPERTY, PLANT AND EQUIPMENTS, NET

Property, plant and equipment and related accumulated depreciation as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
	US$	US$
Buildings and plant	71,713,563	71,761,419
Machinery and equipment	79,302,565	79,153,189
Office equipment	4,275,604	2,418,688
Motor vehicles	2,488,317	4,236,268
	157,780,049	157,569,564
Less: Accumulated depreciation	(30,504,786)	(28,829,927)
Property, plant and equipment, net	127,275,263	128,739,637

(1) Depreciation expenses

Depreciation expense for the Group’s continuing operations for the three months ended March 31, 2012 and 2011 was $1,977,367 and $1,384,413, respectively, of which $1,499,429 and $689,589 were included as a component of cost of goods sold in the respective periods.

 (2) Pledged property, plant and equipment

The net book value of buildings and plant, and machinery and equipment pledged for bank loans was $59,366,724 as of March 31, 2012.

(3) Capitalized interest

No interest expenses were capitalized in property, plant and equipment for the three months ended March 31, 2012 and 2011.

13.	CONSTRUCTION IN PROGRESS

Construction in progress included in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 comprised the following:

	March 31,	December 31,
	2012	2011
Langfang Feihe production factory facilities	-	1,514
Gannan Feihe production factory facilities	15,028,932	14,417,518
Feihe soybean processing facilities	454,305	454,608
Others	21,858	21,872
Total	15,505,095	14,895,512

Nil and $266,696 of interest expenses were capitalized in construction in progress for the three months ended March 31, 2012 and 2011, respectively.

14.	SHORT TERM BANK LOANS

Short term bank loans included in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
	US$	US$
Loan payable to a bank in PRC, bearing interest at 5.81% per annum, secured by machinery and an undertaking from Feihe Dairy to maintain debt-to-equity ratio of not more than 70% and current ratio of at least 100%, payable with interest on maturity, due and repaid on January 25, 2012	-	1,429,956
Loan payable to a bank in PRC, bearing interest at 6.31% per annum, secured by machinery, payable with interest on maturity, due and repaid on April 6, 2012	5,993,871	5,997,871
Loan payable to a bank in PRC, bearing interest at 6.89% per annum, guaranteed by Feihe Dairy and an undertaking from Gannan Feihe to maintain debt-to-equity ratio of not more than 60% and current ratio of at least 120%, payable with interest on maturity, due on August 30, 2012 (i)	3,175,561	3,177,680
Loan payable to a bank in PRC, bearing interest at 6.89% per annum, guaranteed by Feihe Dairy and an undertaking from Gannan Feihe to maintain debt-to-equity ratio of not more than 60% and current ratio of at least 120%, payable with interest on maturity, due on September 14, 2012 (i)	1,587,780	1,588,840
Loan payable to a bank in PRC, bearing interest at 6.56% per annum, secured by plant and land, payable with interest on maturity, due on November 23, 2012 (ii)	7,938,902	7,944,200
Loan payable to a bank in PRC, bearing interest at 6.56% per annum, payable with interest on maturity, due on November 23, 2012 (ii)	23,816,706	23,832,600
Loan payable to a bank in PRC, bearing interest at 6.89% per annum, guaranteed by Feihe Dairy and an undertaking from Gannan Feihe to maintain debt-to-equity ratio of not more than 60% and current ratio of at least 100% and quick ratio of at least 50%, payable with interest on maturity, due on December 21, 2012 (i)	3,175,561	3,177,680
Loan payable to a bank in PRC, bearing interest at a floating interest rate at RMB benchmark deposit interest rates per annum, unsecured and due on December 26, 2012	2,540,449	2,542,144
Loan payable to a bank in PRC, bearing interest at a floating interest rate at RMB benchmark deposit interest rates per annum, secured by the plant and land, due on December 26, 2012	2,540,449	2,542,144
Loan payable to a bank in PRC, bearing interest at a floating interest rate at 130% of RMB benchmark deposit interest rate per annum, secured by a property, payable with interest on maturity and an undertaking from Beijing Feihe to maintain current assets of not less than RMB8 million ($1,270,224), net assets of at least RMB2 million ($317,556) and current ratio of at least 100%, due on December, 31, 2012 (iii)	2,381,671	2,383,260
Total	53,150,950	54,616,375

(i)	Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period, beginning on August 30, 2011 and ending on August 30, 2012. The maximum potential future payment amount under the terms of the guarantee was RMB50,000,000 (approximately $7,938,902) as of March 31, 2012.

(ii)	These loans were granted pursuant to a loan facility letter and have made available to the Company up to RMB703 million (approximately $112 million) until October 8, 2012. These loans were also secured by a personal guarantee of Mr. Leng You-Bin, Chairman, Chief Executive Officer, President, and General Manager of the Group, for a period of one year from November 24, 2011 to November 23, 2012.

(iii)	The loan was also secured by a personal guarantee of Mr. Leng for a period of one year.

All of the short term bank loans are denominated in RMB and therefore subject to exchange rate fluctuations. As of March 31, 2012, the Company had met all of the financial covenants of the above loans, except for a loan of $2,381,671. Despite the non-compliance, the bank did not demand immediate repayment of this loan, which was secured by a personal guarantee of Mr. Leng.

15.	ACCRUED EXPENSES

Accrued expenses as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
	US$	US$
Accrued sales and marketing expenses	3,360,004	6,167,090
Other accrued expenses	784,265	776,280
	4,144,269	6,943,370

Accrued sales and marketing expenses include advertising, transportation costs and sales department salaries.

16.	OTHER PAYABLES

Other payables as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
	US$	US$
Payable for property, plant and equipment	16,931,143	18,865,860
Payable for land use rights	139,410	137,933
Other tax payable	6,082,289	9,578,354
Deposits from distributors	3,779,181	2,475,810
Payable to local County Finance Bureaus (i)	1,372,021	1,180,954
Payable to an unrelated party, due on demand	442,600	442,600
Others (ii)	4,417,270	6,879,877
	33,163,914	39,561,388

(i)	The Group received funding from the local County Finance Department for construction of the production facilities in the region and working capital usage. Although, no repayment terms were attached with the funds, the Group considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

(ii)	Other payables mainly include deposits received from logistics companies and milk collection stations, prepayment made by employees on behalf of the Group, advertising cost, and other miscellaneous payables.

17.	LONG TERM BANK LOANS

Long term bank loans consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	US$	US$
Loan payable to a bank in PRC, bearing interest at 5.76% per annum, guaranteed by Langfang Feihe and payable on maturity. The loan commenced on December 24, 2009 and was originally due on December 24, 2014. The maturity date was changed to December 23, 2013 pursuant to a supplemental agreement	8,348,425	8,353,996
Loan payable to a bank in PRC, bearing interest at 5.96% per annum, secured by land use right of Gannan Feihe. The loan commenced on December 24, 2010 and was originally due on December 24, 2015. The maturity date was changed to December 23, 2013 pursuant to a supplemental agreement	3,532,811	3,535,169

	11,881,236	11,889,165
Less: current portion of long term bank loans	(5,941,474)	(5,945,439)
	5,939,762	5,943,726

18.	CAPITAL LEASE OBLIGATION

In November 2009, the Group entered into a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of RMB5 million (or approximately $784,000) and require a RMB1 million (or approximately $159,000) payment on January 30th of each year after successful completion of production quality tests. The installment and trial run of the equipment was completed by December 31, 2010, and the equipment under the capital lease is depreciated over an estimated productive life of 14 years when placed into service after passing production quality tests.  As of March 31, 2012 and December 31, 2011, the Group had $1,452,549 and $1,453,518, respectively, of equipment subject to the capital lease obligation.

Minimum future lease payments under capital leases as of March 31, 2012 were as follows:

Future payments
US$
2012	52,177
2013	158,778
2014	158,778
2015	158,778
Total minimum lease payments at March 31, 2012	528,511
Less amount representing interest	(68,703)
Net present value of minimum lease payments	459,808
Current portion of capital lease obligation	(181,296)
Non-current portion of capital lease obligation	278,512

The interest rate on the capital lease is 5.31%. There was $7,415 and $8,702 amortization of interest recorded for the three months ended March 31, 2012 and 2011, respectively. Accumulated amortization was $82,051 and $74,636 as of March 31, 2012 and December 31, 2011, respectively.

19.	LONG TERM DEPOSIT AND OTHER LONG TERM LOAN

Other long term loan reflects a loan the Company obtained to make the payment of the first three installment of redeemable common stock to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees (collectively, “Sequoia”) (Note 21) during 2011 and the first quarter of 2012. As the Company did not have enough US dollars to redeem the redeemable common stock, the Company entered into an agreement with a group of overseas third party companies to borrow a total amount of $49.8 million. The loan is interest free with a period of two years starting from the date the Company received the loan.

As security for the loan, the Company deposited a total amount of RMB423 million (equivalent to $67.2 million) with six domestic companies designated by the overseas third party companies. The deposit will not be returned to the Company until the Company pays the loan of $49.8 million in full.

20.	RELATED PARTY TRANSACTIONS

Due from/to related parties included in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 comprised the following:

	March 31, 2012	December 31, 2011
	US$	US$
Due from related parties
Due from directors of the Group	19,974	194,759
Due from related companies	7,306	-
Total	27,280	194,759

	March 31, 2012	December 31, 2011
	US$	US$
Due to related parties
Due to directors of the Group	53,302	31,777
Due to related companies	-	3,593
Loan payable to a related party	50,809	50,843
Total	104,111	86,213

Due from/to directors of the Group

As part of normal business operations, directors of the Group will from time to time incur routine expenses on behalf of the Group, or receive general advances from the Group for settlement of Group expenses, such as travel, meals and other business expenses.  The amounts advanced are settled periodically throughout the period and amounts outstanding at period end are short term in nature and due on demand.  During the three month period ended March 31, 2012, advances to directors aggregated to $523,560 and repayments from directors aggregated to $698,080. During the three month period ended March 31, 2011, advances to directors aggregated to $1,250 and repayments from directors aggregated to $35,539.

As of March 31, 2012 and December 31, 2011, the Group had the following balances due from its directors:

	March 31, 2012	December 31, 2011
	US$	US$
Leng You-Bin	-	79,442
Liu Sheng-Hui	-	95,330
Liu Hua	19,974	19,987
Total	19,974	194,759

As of March 31, 2012 and December 31, 2011, the Group had the following balances due to its directors:

	March 31, 2012	December 31, 2011
	US$	US$
Leng You-Bin	53,302	31,777
Total	53,302	31,777

Due from/to related companies

Mr. Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group.  During the three months ended March 31, 2012 and 2011, the Group had certain transactions with companies owned by close family members of Mr. Leng, including Yuanshengtai, which was partially owned by Mr. Leng and Liu Sheng-Hui, on an arm’s length basis. Those shares held by Mr. Leng and Liu Sheng-Hui were transferred to unrelated third parties who held no ownership interests in Yuanshengtai in January 2011. Subsequent to such date, Yuanshengtai ceased being a related party of the Group and, accordingly, the balance due from Yuanshengtai was classified as other receivables, as disclosed in Note 9.

Tangshan Feihe Trading Company and Qinhuangdao Feihe Trading Company are owned by relatives of Mr. Leng, and are therefore regarded as related parties.

As of March 31, 2012 and December 31, 2011, the Group had the following balances due from its related companies:

	March 31, 2012	December 31, 2011
	US$	US$
Tangshan Feihe Trading Company	1,813,774	1,814,985
Qinhuangdao Feihe Trading Company	27,752	27,770
Dalian Hewang Trading Company (i)	7,306	-
Total	1,848,832	1,842,755
Less: Allowance for doubtful debts	(1,841,526)	(1,842,755)
	7,306	-

(i)	A company managed by the management of the Company’s subsidiary

As of March 31, 2012 and December 31, 2011, the Group had the following balances due to its related companies:

	March 31, 2012	December 31, 2011
	US$	US$
Dalian Hewang Trading Company (i)	-	3,593
Total	-	3,593

(i)	A company managed by the management of the Company’s subsidiary

For the three months ended March 31, 2012 and 2011, the Group made sales of goods to the following related companies:

	For the three months ended March 31,
	2012	2011
	US$	US$
Dalian Hewang Trading Company (i)	-	56,273
Total	-	56,273

(i)	A company managed by the management of the Company’s subsidiary

Loan payable to related parties

The Group has an outstanding loan payable to a charitable organization established by Leng You-Bin for underprivileged children in the Heilongjiang Province of the PRC of $50,809 and $50,843 as of March 31, 2012 and December 31, 2011, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

21.	REDEEMABLE COMMON STOCK

In August 2009, pursuant to a subscription agreement (the “Subscription Agreement”) with Sequoia the Company issued to Sequoia 2,100,000 shares of its common stock for an aggregate purchase price of $63 million.  The Company issued 525,000 shares of redeemable common stock to Sequoia in March 2010 pursuant to a performance adjustment clause in the Subscription Agreement.

On February 1, 2011, the Company entered into a redemption agreement (the “Redemption Agreement”) with Sequoia, pursuant to which the Company agreed to redeem and purchase from Sequoia an aggregate of 2,625,000 shares (the “Shares”) of the Company’s common stock in four equal installments within thirty days of March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012 (each, a “Closing Date”), for an aggregate payment of $65,079,979. As a result of the Redemption Agreement, the redeemable common stock became mandatorily redeemable and was reclassified into current liabilities in the settlement amount of $65,079,979. The difference between the settlement amount and carrying amount of $1,033,736 was included in retained earnings.

On April 27, 2011, the Company paid $16.1 million to Sequoia including $15.8 million together with interest accruing thereon at the rate of 1.5% per annum, compounded annually from August 27, 2009 until April 27, 2011, as the first installment payment to redeem 656,250 shares of common stock.

On October 27, 2011, the Company paid $16.3 million to Sequoia, including $15.8 million together with interest accruing thereon at the rate of 1.5% per annum, compounded annually from August 27, 2009 until October 27, 2011, as the second installment payment to redeem 656,250 shares of common stock. The outstanding liability of redeemable common stock was $32,696,658 as of December 31, 2011.

On January 31, 2012, the Company paid $16.3 million to Sequoia, including $15.8 million together with interest accruing thereon at the rate of 1.5% per annum, compounded annually from August 27, 2009 until January 31, 2012, as the third installment payment to redeem 656,250 shares of common stock. The outstanding liability of redeemable common stock was $16,379,092 as of March 31, 2012.

22.	SHARE-BASED COMPENSATION

Stock Options

The Company has two stock option plans:  the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2003 Stock Incentive Plan (the “2003 Plan”).  The Company applies authoritative guidance issued by the Financial Accounting Standards Board regarding share-based payments in accounting for the 2009 Plan and the 2003 Plan, which requires that compensation for services that a corporation receives through share-based compensation plans be measured based on the fair value of options on the date of grant.

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

On May 7, 2009, the Compensation Committee of the Board of Directors (the “Compensation Committee”) granted an aggregate of 2,073,190 performance stock options to certain officers and employees of the Company under the 2009 Plan. The performance stock options each have an exercise price of $16.86 and a contractual life of 6 years. The performance stock options will vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established in accordance with the 2009 Plan, including performance targets that must be met in each of the Company’s 2009, 2010 and 2011 fiscal years, and the recipient continues to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates. If the performance criteria are not met, the shares that would otherwise vest on vesting dates are forfeited and cancelled.

The performance targets for the year ended December 31, 2009 were not met for any option recipient. Accordingly, the options granted were to be forfeited and cancelled. In December 2009, the performance targets were amended in order to limit the amount of options that would otherwise be forfeited and cancelled due to the failure to satisfy the annual performance goals to one-third of stock options granted for each of fiscal year 2009, 2010, and 2011. The incremental cost or benefit resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified and the effect on the number of instruments expected to vest. 421 employees were affected by this modification. In 2010 and 2011, the amended performance targets were not met for any option recipient.

The fair value of the option awards was estimated on the date of grant using the Black-Scholes option valuation model to be $22,106,218. The valuation was based on the assumption noted in the following table.

Expected volatility	74.94%
Expected dividends	0%
Expected term (in years)	5.25
Risk-free rate	2.27%

On October 15, 2009, an option to purchase 50,000 shares was granted to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and has an exercise price of $16 and contractual life of 4 years.

On October 23, 2009, the Compensation Committee granted an aggregate of 30,000 new performance stock options to an employee of the Company under the 2009 Plan. The performance stock options have an exercise price of $27.69 and a contractual life of 6 years and vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient has met the performance criteria established in accordance with the 2009 Plan, including performance targets that must be met in each of the Company’s 2009, 2010 and 2011 fiscal years, and the recipient continues to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates. If the performance criteria are not met, the options that would otherwise vest on the vesting dates are forfeited and cancelled.

The fair value of the option awards are estimated on the date of grant using the Black-Scholes option valuation model to be $565,900. The valuation was based on the assumptions noted in the following table.

Expected volatility	83%
Expected dividends	0%
Expected term (in years)	5.25
Risk-free rate	2.59%

On August 27, 2010, options to purchase 84,000 shares were granted to directors of the Company for their services provided for the period from August 1, 2010  through July 31, 2011, that vests in four equal amounts on each three-month anniversary of the grant date until all such shares are fully vested. The options have an exercise price of $7.25 and a contract life of 2 years.  The fair value of the option award is estimated on the date of grant using the Black-Scholes option valuation model to be $164,516. The valuation was based on the assumptions noted in the following table.

Expected volatility	54%
Expected dividends	0%
Expected term (in years)	0.81
Risk-free rate	0.22%

On July 29, 2011, the Compensation Committee granted performance options to acquire up to an aggregate of 1,332,000 shares of the Company’s common stock to certain officers and employees of the Company pursuant to the 2009 Plan.  The performance stock options each have an exercise price of $8.32 per share, a contractual life of 6 years, and vest in three tranches of 25%, 35% and 40% on each of the three years ended December 31, 2012, 2013 and 2014, provided that the recipient has met certain performance criteria, and the recipient continues to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates.

The fair value of the option award was estimated on the date of grant using the Black-Scholes option valuation model to be $6,643,504. The valuation was based on the assumptions noted in the following table.

Expected volatility	77%
Expected dividends	0%
Expected term (in years)	5.15
Risk-free rate	2.60%

During the three months ended March 31, 2012 and 2011, there was $1,099,319 and $402,154 compensation cost related to 2009 Plan recognized in general and administrative expenses.

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

A summary of option activity under the 2009 and 2003 Plans as of March 31, 2012 and December 31, 2011 and movement during the three months ended March 31, 2012 were as follows:

	Options	Weighted average grant date fair value per share	Weighted average exercise price per share	Aggregate intrinsic value (1)	Weighted average remaining contractual term (years)
		US$	US$	US$
Outstanding as of January 1, 2012	1,446,000	5.31	8.66	-	5.25
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding as of March 31, 2012	1,446,000	5.31	8.66	-	5.00
Exercisable as of March 31, 2012	84,000	1.96	7.25	-	0.39

(1) The intrinsic values of options at January 1, 2012 and March 31, 2012 were zero since the per share market values of the Company’s common stock of $2.51 and $3.16, respectively, were lower than the exercise price per share of the options.

A summary of the status of the Company’s non-vested options as of March 31, 2012 and December 31, 2011 and movement during the three months ended March 31, 2012 were as follows:

	Options	Weighted average grant date fair value per share
		US$
Non-vested as of January 1, 2012	1,362,000	5.52
Granted	-
Vested	-
Forfeited or expired	-
Non-vested as of March 31, 2012	1,362,000	5.52

As of March 31, 2012, there was a total of $4,636,554 of unrecognized compensation cost related to non-vested share-based compensation granted under the 2003 Plan and 2009 Plan.  The cost is expected to be recognized over various periods ranging from 31 months to 33 months. To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation cost related to these awards may be different from the expectation.

Warrants

As of March 31, 2012, the Company had 237,937 warrants outstanding with a weighted average remaining contractual life of 0.55 years and a weighted average exercise price of $14.50 per warrant. The warrants will expire on October 4, 2012. These warrants had no intrinsic value at March 31, 2012 since the per share market value of the Company’s common stock of $3.16 as of March 31, 2012 was lower than the exercise price per share of the warrants.

During the three months ended March 31, 2012 and 2011, no warrants were exercised.

23.	COMMITMENTS AND CONTINGENCIES

(1)  Operating lease arrangements

The Group has entered into leasing arrangements relating to office premises and computer equipment that are classified as operating leases. There were no minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year.

Rent expenses incurred and expensed to the condensed consolidated statements of income and comprehensive income during the three months ended March 31, 2012 and 2011 amounted to $126,242 and $85,792, respectively.

(2)  Capital commitments

Capital commitments for the purchase of property, plant and equipment were $3,810,682 and $3,808,141 as of March 31, 2012 and December 31, 2011, respectively.

(3)  Purchase commitments

The Group has certain purchase commitments of $7,190,199 over four years relating to packaging materials.

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

(5) Other assets

Substantially all of the Group’s assets and operations are located in the PRC.  The Company is self-insured for all risks.

24.	SEGMENTS

Until October 31, 2011, the Company had two reportable segments: dairy products and dairy farms. The dairy products segment produces and sells dairy products, such as wholesale and retail milk powders as well as soybean powder, rice cereal, walnut powder and walnut oil. In October 2011, the Company sold the Dairy Farms (see Note 5). As of March 31, 2012, the Company’s operations comprised a single segment – dairy products. As the Group primarily generates its revenues from customers in the PRC, no geographical segments are presented.

25.	SUBSEQUENT EVENTS

In April 2012, the Company paid the final installment of approximately $16.3 million to Sequoia pursuant to the Redemption Agreement (Note 21). All 2,625,000 of the Company’s redeemable shares of common stock have been redeemed.

As the Company did not have enough US dollars to redeem the redeemable common stock, the Company entered into an agreement with a group of overseas third party companies to borrow a total amount of $16.2 million on April 11, 2012.

FORWARD-LOOKING STATEMENTS

 The statements included in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “may,” “expects,” “anticipates,” “intends,” “plans,” “targets,” “believes,” “seeks,” “estimates,” “could,” “would,” and similar expressions. Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2011, and in other documents we file from time to time with the U.S. Securities and Exchange Commission, or the SEC. All forward-looking statements included in this report are based on information available to us on the date hereof. Our business and the associated risks may have changed since the date this report was originally filed with the SEC. We assume no obligation to update any such forward-looking statements.

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

Overview

We are a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the People’s Republic of China, or the PRC.  Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns.  We have over 200 company-owned milk collection stations, six production and distribution facilities with an aggregate milk powder processing capacity of approximately 2,020 tons per day, and an extensive distribution network that reaches over 80,000 retail outlets throughout China.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•	Dairy Industry Growth. We believe the market for dairy products in China for the long term will be growing rapidly, driven by China’s economic growth, increased penetration of infant formula, and a growing female working population. Despite the damage to the industry as a result of the melamine crisis in 2008, we expect these factors to continue to drive industry growth. We believe that economic growth in our primary markets has become an increasingly important driver of growth.

•	Production Capacity. We believe much of the dairy market in China is still underserved, particularly with respect to infant formula. In addition, since the melamine crisis in 2008, which did not involve any of our products, we have at times operated our milk production facilities at maximum capacity. Accordingly, we believe that the ability to increase production of high quality dairy products will allow well positioned companies to significantly increase revenues and market share.

•	Perceptions of Product Quality and Safety. We believe that rising consumer wealth in China has contributed to a greater demand for higher-priced products with perceived quality advantages. We believe our reputation for quality and safety allows us to command higher average selling prices and generate higher gross margins than competitors who do not possess the same reputation, and we have recently launched premium and super-premium product lines. In addition, we believe many consumers in China tend to regard higher prices as indicative of higher quality and higher nutritional value, particularly in the areas of infant formula and nutritional products. Conversely, any decrease in consumer perceptions of quality and safety could adversely impact us.

•	Seasonality. The dairy industry remains seasonal, with higher production in the summer season and greater demand in winter months. This seasonality is offset by production of powder products with longer shelf lives.

•	Raw Material Supply and Prices. The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, our raw milk prices decreased by approximately 20% in 2009, increased by approximately 24% in 2010 and increased by approximately 17% in 2011. We expect raw milk prices will continue to be affected by factors such as geographic location, rising feed prices, general economic conditions such as inflation and fuel prices, and fluctuations in production, rising production costs and competition, as well as increased competition abroad and currency fluctuations. In 2011, we sold the Dairy Farms, although we have milk supply arrangements with them described under “—Recent Developments—Discontinued Operations.”

•	Expenses Associated with Expansion and Competition. In implementing our plan to expand our business, we face corresponding increases in expenses, especially for sales and marketing expenses, in order to attract and retain qualified talent, monitor our sales by region and address potential cross-territory selling activities by distributors, implement strategic advertising campaigns, and finance our expansion.

Recent Developments

Discontinued Operations

In September 2011, we sold two of our former subsidiaries that operated our dairy farms, which we refer to collectively as the “Dairy Farms,” for a total purchase price of approximately $133.1 million. This aggregate purchase price included approximately $18 million in cash. The remaining purchase price is to be satisfied by the purchaser’s delivery to us, in six quarterly installments, of raw milk with an aggregate value of approximately $115.1 million from the Dairy Farms, or the Supply Obligations. Concurrently, we entered into a raw milk exclusive supply agreement with the Dairy Farms and the purchaser, pursuant to which the Dairy Farms must satisfy the Supply Obligations by supplying raw milk to us valued at approximately $19.2 million during each quarter for a period of 18 months after the closing date.  During this period, the Dairy Farms have agreed to supply raw milk to us exclusively until the quarterly quota amounts are delivered and for so long as we require additional supply. In the event the raw milk production of the Dairy Farms is insufficient to fulfill such quarterly amounts, the shortfall will be immediately payable to us in cash by the Dairy Farms. The quality of the milk must meet governmental and our standards, and we have the right to return any milk which does not meet such standards. In addition, we entered into an asset mortgage agreement with the Dairy Farms, pursuant to which the Dairy Farms granted us a primary security interest in certain properties and assets of the Dairy Farms to secure their obligations to us.

Redemption Obligations

In August 2009, pursuant to a subscription agreement, we issued 2,100,000 shares of our common stock to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees, or collectively Sequoia, for an aggregate purchase price of $63.0 million. Because we did not meet certain earnings per share targets for 2009, we issued 525,000 additional shares to Sequoia pursuant to the subscription agreement. In February 2011, we entered into a redemption agreement with Sequoia to redeem and repurchase the 2,625,000 shares issued pursuant to the subscription agreement in four equal installments within 30 days of March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, for an aggregate payment on each such date of $15,750,000, together with interest accruing at the rate of 1.5% per annum, compounded annually from August 27, 2009 until such date. In April 2012, we paid the final installment of approximately $16.3 million to Sequoia, and all of the 2,625,000 shares have been redeemed.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	Three months ended March 31,
	2012	2011
	($ in thousands)
Sales	62,936	67,679
Cost of goods sold	(28,957)	(43,242)
Gross profit	33,979	24,437
Operating expenses:
Sales and marketing expenses	(18,768)	(15,945)
General and administrative expenses	(5,590)	(5,720)
Other operating income, net	90	2,220
Income from operations	9,711	4,992
Other income, net	439	523
Income tax expenses	(1,883)	(1,341)
Income from continuing operations	8,267	4,174
Income from discontinued operations, net of tax	-	565
Net income	8,267	4,739
Net loss attributable to noncontrolling interests	(24)	(43)
Net income attributable to common shareholders of Feihe International, Inc.	8,243	4,696

Comparison of Three Month Periods Ended March 31, 2012 and 2011

Sales

Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products.  Sales decreased by approximately $4.7 million, or 7.0%, from approximately $67.7 million for the three month period ended March 31, 2011 to approximately $62.9 million for the three month period ended March 31, 2012.  This decrease was primarily attributable to a decrease in sales of raw milk powder of approximately $15.2 million and a decrease in sales of soybean powder of approximately $1.5 million, offset by an increase in sales of milk powder of approximately $11.5 million. This reflects our strategy to boost sales of high end milk powder products.

The following table sets forth information regarding the sales of our principal products during the three-month periods ended March 31, 2012 and 2011:

	Three months ended March 31, 2012			Three months ended March 31, 2011			Three months ended March 31, 2012 over 2011
Product name	Quantity (Kg'000)	Amount ($'000)	% of Sales	Quantity (Kg'000)	Amount ($'000)	% of Sales	Quantity (Kg'000)	Amount ($'000)	% of Sales

Milk powder	4,682	59,406	94.4	5,007	47,902	70.8	(325)	11,504	24.0
Raw milk powder	242	916	1.5	3,968	16,129	23.8	(3,726)	(15,213)	(94.3)
Soybean powder	163	456	0.7	1,217	1,940	2.9	(1,054)	(1,484)	(76.5)
Rice cereal	136	984	1.6	173	1,152	1.7	(37)	(168)	(14.6)
Walnut products	7	42	0.1	50	307	0.5	(43)	(265)	(86.3)
Other	460	1,132	1.7	70	249	0.3	390	883	354.6
Total	5,690	62,936	100	10,485	67,679	100	(4,795)	(4,743)	(7.0)

In the three month period ended March 31, 2012, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	Three months ended March 31,
	2012	2011
Sales revenues ($ in thousands)	62,936	67,679
Total sales volume (kilograms in thousands)	5,690	10,485
Average selling prices ($/kilogram)	11.06	6.45

The increase in average sales price per kilogram, as reflected in the table, is primarily attributable to an increase in sales prices of milk powder, a higher margin product, and soybean powder.  The following table reflects the average sales price per kilogram by product for the three month periods ended March 31, 2012 and 2011, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Three months ended March 31,		Percentage
Product name	2012	2011	Change

Milk powder	$12.69	$9.57	32.6
Raw milk powder	3.79	4.06	(6.7)
Soybean powder	2.80	1.59	76.1
Rice cereal	7.24	6.66	8.7
Walnut products	6.00	6.14	(2.3)
Other	2.46	3.56	(30.9)
Average selling price s/kilogram	$11.06	$6.45	71.5

The average selling price per kilogram of milk powder increased by 32.6% from $9.57 in the three month period ended March 31, 2011 to $12.69 in the three month period ended March 31, 2012.  This increase was primarily attributable to increase in sales of high end milk powder.

Cost of Goods Sold

Our cost of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs and shipping and handling costs for the products sold.  Cost of goods sold decreased approximately $14.3 million, or 33%, from approximately $43.2 million for the three month period ended March 31, 2011 to approximately $29.0 million for the three month period ended March 31, 2012.  This decrease was primarily attributable to decreases in the cost of goods sold of raw milk powder from $17.1 million for the three month period ended March 31, 2011 to $1.2 million for the three month period ended March 31, 2012. This decrease also reflects our decision to decrease production of raw milk powder, which generated a negative margin for the three month period ended March 31, 2012.

Gross Profit Margin

Our gross profit margin increased from 36.1% for the three month period ended March 31, 2011 to 54.0% for the three month period ended March 31, 2012. This increase was primarily attributable to general increases in the sales of high end milk powder and a decrease in sales of raw milk powder. We plan to continue our efforts to expand our sales of higher margin products and strengthen our premium quality brand awareness, enhance market recognition of our secured raw milk sources, and improve the efficiency of our distribution network.

Operating Expenses

Our total operating expenses consist primarily of sales and marketing expenses, and general and administrative expenses.  Our total operating expenses increased by approximately $2.7 million, or 12.4%, from approximately $21.7 million in the three month period ended March 31, 2011 to approximately $24.4 million in the three month period ended March 31, 2012. This increase was primarily attributable to an increase of approximately $2.8 million, or 17.7%, in sales and marketing expenses from approximately $15.9 million for the three month period ended March 31, 2011 to approximately $18.8 million for the three month period ended March 31, 2012. The increased sales and marketing expenses primarily related to a increase in advertisement fees and transportation cost of our sales personnel, which was offset in part by an decrease in other sales and marketing expenses.

Income from Operations

As a result of the foregoing, we had income from operations of approximately $9.7 million in the three month period ended March 31, 2012, representing an increase of approximately $4.7 million, or 94.5%, from approximately $5.0 million in the three month period ended March 31, 2011.

Income Tax Expenses

We are subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC. We recorded an income tax expense of approximately $1.9 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively. The increase in income tax expense was primarily due to the increase in profits of Feihe Dairy, which is one of our major operations.

Liquidity and Capital Resources

In general, our primary uses of cash are providing for working capital purposes, which principally include the purchase of inventory, servicing debt and financing construction related to our expansion plans. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations, bank loans and borrowings under our line of credit.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We had working capital of approximately $18.6 million as of March 31, 2012, compared to a working capital deficiency of approximately $8.0 million as of December 31, 2011. We have significant cash commitments in the 12 months following March 31, 2012, including maturity of short term bank loans of $53.2 million, the current portion of long term bank loans of $5.9 million and redemption of redeemable common stock of $16.4 million plus interest (which was fully redeemed after March 31, 2012). We believe we will be able to refinance much of our short term bank loans when they become due and intend to do so.  We have also taken steps to reduce our operating expenses, including our sale in the third quarter of 2011 of the Dairy Farms we previously operated, with commitments from the Purchaser to supply milk to us. Accordingly, we believe that our cash generated from operations, existing cash and ability to draw down on unutilized credit lines will be sufficient to fund our expected cash flow requirements for at least next 12 months.

Cash Flows

As of March 31, 2012, we had retained earnings of approximately $68.9 million, cash and cash equivalents of approximately $9.8 million, total current assets of approximately $194.7 million and working capital of approximately $18.6 million.

Our summary cash flow information is as follows:

	Three months ended March 31,
	2012	2011
	($ in thousands)
Operating activities	19,919	3,706
Investing activities	(2,848)	(2,318)
Financing activities	(22,654)	5

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased approximately $16.2 million, from approximately $3.7 million for the three month period ended March 31, 2011 to approximately $19.9 million for the three month period ended March 31, 2012. This increase primarily reflected the following changes in working capital items:

•	Increase in net income of approximately $3.5 million, reflecting our strengthened profitability as discussed above;

•	Decrease in trade receivables of approximately $26.6 million, reflecting our decreased sales and our efforts to collect from customers in a shorter period, compared to higher trade receivables and higher sales in the three month period ended March 31, 2011;

•	Increase in account payable of approximately $5.6 million, reflecting our efforts to improve our working capital;

•	Increase in advances to suppliers of $7.4 million, primarily due to increased prices of raw material and increased number of suppliers;

•	Decrease in advances from customers of approximately $6.3 million, reflecting our more efficient completion of sales of milk powder; and

•	Decrease in other payables of approximately $6.4 million, primarily due to our paying more other taxes.

Net Cash Used in Investing Activities

Net cash used in investing activities primarily relates to our expenditures associated with property, plant and equipment and construction of our new facilities. Net cash used in investing activities increased approximately $0.5 million, from approximately $2.3 million for the three month period ended March 31, 2011 to approximately $2.8 million for the three month period ended March 31, 2012.  This increase was primarily attributable to a decrease of approximately $4.0 million in cash used in discontinued operations relating to the purchase of property, plant and equipment and biological assets, offset by an increase of approximately $4.5 million in restricted cash.

Net Cash Used in Financing Activities

Net cash used in financing activities increased approximately $22.7 million, from net cash provided by financing activities of approximately $5,000 for the three month period ended March 31, 2011 to net cash used in financing activities of approximately $22.7 million for the three month period ended March 31, 2012.  This increase in financing cash outflow was primarily attributable to an increase of approximately $21.1 million in payment for long term deposit associated with our financing of the redemption of Sequoia’s shares and our redemption payment for Sequoia’s shares of approximately $16.3 million, offset by proceeds from other long term loans of approximately $16.5 million.

Outstanding Indebtedness

Redemption Obligation

In August 2009, pursuant to a subscription agreement, we issued 2,100,000 shares of our common stock to Sequoia for an aggregate purchase price of $63.0 million. Because we did not meet certain earnings per share targets for 2009, we issued 525,000 additional shares to Sequoia pursuant to the subscription agreement. In February 2011, we entered into a redemption agreement with Sequoia to redeem and repurchase the 2,625,000 shares issued pursuant to the subscription agreement in four equal installments within 30 days of March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, for an aggregate payment on each such date of $15,750,000, together with interest accruing at the rate of 1.5% per annum, compounded annually from August 27, 2009 until such date. In April 2011, October 2011 and January 2012, we paid Sequoia approximately $16.1 million, $16.3 million and $16.3 million, respectively, to redeem an aggregate of 1,968,750 shares of common stock. The outstanding liability of redeemable common stock was $16,379,092 as of March 31, 2012.  In April 2012, we paid the final installment of approximately $16.3 million to Sequoia, and all of the 2,625,000 shares have been redeemed. All shares of our common stock we redeem constitute authorized but unissued shares.

Short and Long Term Loans Payable

As of March 31, 2012, we had short term bank loans of approximately $53.2 million and long term bank loans of approximately $11.9 million from PRC banks. As of March 31, 2012, approximately $10.3 million of our short term bank loans contained various financial covenants. These covenants include requiring certain of our subsidiaries to maintain debt-to-equity ratios of not more than 60%, current ratios of at least 100% to 120%, quick ratios of at least 50%, or current assets of at least RMB8 million, depending on the loan. If our subsidiaries are unable to comply with these covenants or service our debt, we may lose control of parts of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could adversely effect our business, results of operations and financial condition. We may also need to secure additional future debt financing directly or through subsidiaries, which may contain various restrictive covenants and agreements, including cross-acceleration or cross-default provisions that could result in the default or acceleration under debt agreements based upon default or acceleration of any other debt agreement. As of March 31, 2012, we had met all of the financial covenants of the bank loans, except for a loan of $2,381,671. Despite the non-compliance, the bank did not demand immediate repayment of this loan, which was secured by a personal guarantee of Mr. Leng.

During the three month period ended March 31, 2012, the largest aggregate amount of short term bank loans was approximately $23.8 million. The maturity dates of the short term bank loans outstanding from PRC banks as of March 31, 2012 ranged from April 6, 2012 to December 31, 2012. All short term bank loans that have become due have been refinanced or repaid. During the three month period ended March 31, 2012, the largest aggregate amount of long term bank loans was approximately $8.3 million. Long term bank loans outstanding from PRC banks as of March 31, 2012 will fall due on December 23, 2013. The weighted average annual interest rate on short term bank loans and long term bank loans from PRC banks outstanding as of March 31, 2012 was 6.7% and 5.9%, respectively. The loans were secured by pledges of certain property, plant and equipment held by our subsidiaries, guarantees of certain of our subsidiaries and personal guarantees of one of our directors. Our ability to incur additional secured indebtedness depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors.

Line of Credit

We have a one year, unsecured line of credit with a bank of approximately $111.6 million (RMB703 million) scheduled to expire in the last quarter of 2012. The line of credit entitles us to draw demand loans for general corporate purposes. If we were to draw on the line of credit, interest would be a base rate established by the People’s Bank of China on the unpaid principal amount. As of March 31, 2012, there were borrowings of approximately $31.8 million at a weighted average interest rate of 6.56% under the line of credit. The net availability of the line of credit was approximately $79.8 million as of March 31, 2012. During the three month periods ended March 31, 2012, the largest aggregate amount of borrowing under the line of credit was approximately $23.8 million.

Equipment Financing

We have a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of approximately $784,000 and require a payment of approximately $159,000 on January 30th of each year after successful completion of production quality tests. The equipment is depreciated over its estimated productive life of 14 years. As of each of March 31, 2012 and December 31, 2011, we had approximately $1.5 million of equipment under construction subject to the capital lease obligation.

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

Estimates of allowances for bad debts – We periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances. We perform this review quarterly, and in determining the allowances, a number of factors are considered, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry. As a result of this review and collection of older receivables, no extra allowance for bad debts was recognized for the three months ended March 31, 2012 and we have increased our estimated allowance for bad debts by approximately $503,000 for the three months ended March 31, 2011. Although our write-offs of bad debts have been minimal in recent years and we had no write-offs in the three months ended March 31, 2012, events and circumstances could occur that would require that we increase our allowance in the future.

Estimate of the useful lives of property, plant and equipment – We estimate the useful lives and residual values of our property, plant and equipment. We also review property, plant and equipment for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition. We recognized no impairments in the periods ended March 31, 2012 and 2011.

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

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed. Revenue is shown net of sales returns, which amounted to less than 0.8% of total sales for the three months ended March 31, 2012 and 2011, respectively, and net of sales discounts, which is determined based on our distributors’ sales volumes.

Product display fees – We have entered into a number of agreements with our resellers, whereby we pay the reseller an agreed upon amount to display our products. We have reduced sales by the amount paid under these agreements. For the three month periods ended March 31, 2012 and 2011, product display fees from continuing operations were approximately $6.4 million and $3.7 million, respectively. There were no product display fees in relation to our discontinued operations for the three month periods ended March 31, 2012 and 2011.

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

We recognize the compensation costs net of a forfeiture rate for those shares expected to vest on a graded vesting basis over the requisite service period of the award, which is generally the vesting period of the award. The estimate of forfeitures will be adjusted over the requisite service period to the extent that the actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future period.

The fair value of awards is amortized over the requisite service period, except for 2,073,190 options granted in May 2009 and 1,332,000 options granted in July 2011 that vest upon performance conditions. For such performance based awards, we assess the probability of meeting such conditions in order to determine the compensation cost to be recognized. Total compensation expense recognized in general and administrative expenses for the three months ended March 31, 2012 and 2011 were approximately $1.1 million and $0.4 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest in fixed and variable income investments classified as cash and cash equivalents and short term investments.  Our cash and cash equivalents are placed primarily in demand deposits, with maturities of three months or less and short term investments are mutual funds. Except for borrowing of approximately $7.5 million that bears interest at floating interest rates tied to the RMB benchmark deposit interest rate, our borrowings bear fixed interest rates.  As of March 31, 2012, we had short term loans of approximately $53.2 million and long term loans of approximately $11.9 million from PRC banks, the weighted average interest rates on our outstanding short term bank loans and long term loans was 6.7% and 5.9%, respectively, and we paid interest expenses of approximately $0.9 million and $0.2 million on our short and long term loans during the three months ended March 31, 2012, respectively. If interest rates on our short and long term loans were to increase by 10% to 7.37% and 6.49%, respectively, our interest expenses would potentially increase by approximately $90,000 and $20,000, respectively. If interest rates on our short and long term loans were to decrease by 10% to 6.03% and 5.31%, respectively, our interest expenses would potentially decrease by approximately $90,000 and $20,000, respectively.  In addition, if we were to draw on our line of credit, interest would be a base rate established by the People’s Bank of China on the unpaid principal amount.  We have not used derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

We conduct substantially all of our operations in the PRC, and the Renminbi is the national currency in which our operations are conducted. We have not utilized any derivative financial instruments or any other financial instruments, nor do we utilize any derivative commodity instruments in our operations, nor any similar market sensitive instruments.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time.  The exchange rates at each of March 31, 2012 and December 31, 2011 were approximately 6.3 Renminbi to 1 U.S. dollar. The exchange rate is currently permitted to float within a very limited range. However, there remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar.  Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars.  We recognized a foreign currency translation loss of approximately $128,000 for the three month period ended March 31, 2012 and a foreign currency translation gain of approximately $2.3 million for the three month period ended March 31, 2011. If the exchange rate were to increase by 10% to $1.00 = RMB6.9, our foreign currency translation gain for the three month period ended March 31, 2012 would potentially decrease by approximately $6.5 million. If the exchange rate were to decrease by 10% to $1.00 = RMB5.7, our foreign currency translation gain would potentially increase by approximately $6.9 million.

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

Management evaluated the effectiveness of our disclosure controls and procedures for the year ended December 31, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at December 31, 2011, because we had insufficient accounting personnel with appropriate knowledge of US GAAP.  We are still in the process of remediating this material weakness, which substantially influenced the conclusion of our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of March 31, 2012.

Remediation Plan

The material weakness we identified as of December 31, 2011 was also identified by us as of December 31, 2010. We have undertaken or are in the process of undertaking a number of measures to improve our internal controls over financial reporting to address the material weakness.  We have launched a recruitment program to hire additional qualified accounting personnel. We plan to hire additional qualified accounting personnel, as necessary to fulfill our reporting obligations and to reinforce our internal audit function. We have also implemented regular and continuous U.S. GAAP accounting and financial reporting training programs for our existing accounting and reporting personnel, including senior financial officers. The costs for such remediation plan cannot yet be quantified but are not likely to be significant. However, we do not expect that our plan will fully remediate the material weakness identified above until at least June 30, 2012, and it may not ensure the adequacy of our internal controls over our financial reporting and processes in the future. If we experience additional material weaknesses or significant deficiencies in our internal controls over financial reporting in the future, investors may lose confidence in our reported financial information, with could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to further improve our internal control systems and procedures.

Changes in Internal Controls

As discussed above in connection with our remediation plans, we have undertaken or are in the process of undertaking a number of measures to improve our internal controls over financial reporting to address the material weakness identified as of December 31, 2011.  Except for such measures, there have not been any changes in our internal control over financial reporting for the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive data files of the following materials from the Company’s quarterly report on Form 10-Q: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2010; (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements *	X

*	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEIHE INTERNATIONAL, INC.

Date: May 11, 2012	By:	/s/ Leng You-Bin
Leng You-Bin
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Liu Hua
Liu Hua
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive data files of the following materials from the Company’s quarterly report on Form 10-Q: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2010; (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements *	X

*	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

