Form 10-Q
period 2012-06-30
Feihe International Inc
filed 2012-08-09
CIK 789868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock as of August 1, 2012 was 19,784,291.

FOR THE QUARTER ENDED JUNE 30, 2012

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Feihe International,” and “the Company” refer to Feihe International, Inc., a Utah corporation, and its consolidated subsidiaries. References to “dollars” and “$” are to United States dollars.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FEIHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2012	2011
	US$	US$
Assets
Current assets:
Cash and cash equivalents	2,586,713	15,353,882
Restricted cash	2,272,790	1,056,579
Notes and loans receivable, net of allowance for doubtful accounts of $3,350,056, as of June 30, 2012 and December 31, 2011	—	—
Trade receivables, net of allowance for doubtful accounts of $802,799 and $810,864, as of June 30, 2012 and December 31, 2011, respectively	14,617,647	40,690,638
Due from related parties	33,886	194,759
Advances to suppliers	21,936,585	11,841,936
Inventories, net	39,567,572	33,328,949
Prepayments and other current assets	—	50,427
Income taxes receivable	2,053,603	1,406,653
Input value-added taxes	2,226,351	965,685
Other receivables	14,160,865	13,742,625
Consideration receivable – current	79,649,378	79,337,423
Investment in mutual funds – available-for-sale	118,534	111,116
Assets held for sale	2,362,061	2,384,391
Total current assets	181,585,985	200,465,063

Investments:
Investment at cost	283,312	285,990
	283,312	285,990
Property, plant and equipment:
Property, plant and equipment, net	124,202,480	128,739,637
Construction in progress	15,374,883	14,895,512
	139,577,363	143,635,149

Other assets:
Advance to suppliers – non-current	5,091,746	3,741,454
Long term deposit	77,486,070	46,139,913
Consideration receivable – non-current	—	19,450,201
Deferred tax assets – non-current	9,805,701	9,805,701
Prepaid leases for land use rights	17,890,781	18,280,745
Total assets	431,720,958	441,804,216

Liabilities
Current liabilities:
Short term bank loans	46,746,624	54,616,375
Accounts payable	45,051,264	39,077,499
Accrued expenses	7,130,063	6,943,370
Income tax payable	5,142,662	734,389
Advances from customers	12,244,205	17,899,560
Due to related parties	103,205	86,213
Advances from employees	326,456	415,253
Employee benefits and salary payable	7,679,626	9,777,537
Other payables	30,322,310	39,561,388
Current portion of long term bank loans	5,888,973	5,945,439
Current portion of capital lease obligation	131,204	288,066
Accrued interest	—	395,783
Redeemable common stock (US$0.001 par value, nil and 1,312,500 shares issued and outstanding as of June 30, 2012 and December 31, 2011)	—	32,696,658
Total current liabilities	160,766,592	208,437,530

Long term bank loans, net of current portion	2,943,969	5,943,726
Capital lease obligation, net of current portion	280,235	430,180
Other long term loan	59,222,577	32,803,289
Accrued interest	—	170,555
Unrecognized tax benefits – non-current	14,914,231	14,806,768
Deferred income	4,817,198	3,711,033
Total liabilities	242,944,802	266,303,081

Commitments and contingencies (see Note 23)

Equity
Feihe International, Inc. shareholders’ equity:
Common stock (US$0.001 par value, 50,000,000 shares authorized; 19,784,291 and 19,714,291 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively)	19,784	19,714
Additional paid-in capital	60,576,396	58,920,283
Common stock warrants	1,774,151	1,774,151
Statutory reserves	11,341,427	11,341,427
Accumulated other comprehensive income	40,297,121	42,730,802
Retained earnings	74,767,277	60,696,815
Total Feihe International, Inc. shareholders’ equity	188,776,156	175,483,192
Noncontrolling interests	—	17,943
Total equity	188,776,156	175,501,135
Total liabilities and equity	431,720,958	441,804,216

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	US$	US$	US$	US$
Sales	63,383,324	62,870,057	126,319,401	130,548,570

Cost of goods sold	(28,064,460)	(33,348,301)	(57,021,933)	(76,590,243)

Gross profit	35,318,864	29,521,756	69,297,468	53,958,327

Operating and administrative expenses:
Sales and marketing	(24,982,001)	(19,879,882)	(43,750,179)	(35,824,218)
General and administrative	(5,142,087)	(5,034,635)	(10,732,322)	(10,754,868)
Total operating expenses	(30,124,088)	(24,914,517)	(54,482,501)	(46,579,086)

Other operating income, net	3,449	618,807	93,903	2,839,258

Income from operations	5,198,225	5,226,046	14,908,870	10,218,499

Other income (expenses):
Interest income	17,032	24,514	40,505	45,418
Interest and finance costs	(1,139,160)	(1,029,167)	(2,285,113)	(2,046,892)
Government subsidy	4,636,893	2,473,983	6,198,241	3,994,133
Gain on deregistration of subsidiaries	180,077	—	180,077	—
Income from continuing operations before income tax expenses and noncontrolling interests	8,893,067	6,695,376	19,042,580	12,211,158

Income tax expenses	(3,056,413)	(1,290,696)	(4,939,314)	(2,632,379)
Net income from continuing operations	5,836,654	5,404,680	14,103,266	9,578,779
(Loss) income from discontinuing operations, net of tax	—	(219,441)	—	346,003
Net income	5,836,654	5,185,239	14,103,266	9,924,782
Net income attributable to noncontrolling interests	—	(18,942)	(24,209)	(61,809)
Net income attributable to common shareholders of Feihe International, Inc.	5,836,654	5,166,297	14,079,057	9,862,973

Net income	5,836,654	5,185,239	14,103,266	9,924,782
Other comprehensive income, net of tax
Foreign currency translation adjustments	(2,361,407)	3,141,609	(2,491,846)	5,441,060
Change in fair value of available for sale investments	4,757	2,254	7,418	904
Other comprehensive (loss) income	(2,356,650)	3,143,863	(2,484,428)	5,441,964
Comprehensive income	3,480,004	8,329,102	11,618,838	15,366,746
Comprehensive income (loss) attributable to the noncontrolling interest	42,159	(18,941)	17,943	(43,373)
Comprehensive income attributable to common shareholders of Feihe International, Inc.	3,522,163	8,310,161	11,636,781	15,323,373

Net income from continuing operations per share of common stock
Basic	0.29	0.25	0.69	0.48
Diluted	0.29	0.25	0.69	0.48

Net income from continuing operations per share of redeemable common stock
Basic	0.29	0.25	0.69	0.43
Diluted	0.29	0.25	0.69	0.43

Net (loss) income from discontinued operations, net of tax per share of common stock
Basic	—	(0.01)	—	0.02
Diluted	—	(0.01)	—	0.02

Net (loss) income from discontinued operations, net of tax per share of redeemable common stock
Basic	—	(0.01)	—	0.02
Diluted	—	(0.01)	—	0.02

Weighted average shares used in calculating net income per share of common stock
Basic	19,742,753	19,671,291	19,728,522	19,671,291
Diluted	19,742,753	19,685,851	19,728,522	19,687,893

Weighted average shares used in calculating net income per share of redeemable common stock
Basic	216,346	2,170,673	548,077	2,396,581
Diluted	216,346	2,170,673	548,077	2,396,581

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

 (unaudited)

	Feihe International, Inc. Shareholders
	Common Stock
	(US$0.001 par value)					Accumulated
	Number		Additional	Common		Other
	of	Par	Paid-in	Stock	Statutory	Comprehensive	Retained	Noncontrolling	Total
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Interest	Equity
		US$	US$	US$	US$	US$	US$	US$	US$
Balance as of December 31, 2010	19,671,291	19,671	57,177,680	1,774,151	9,132,581	32,836,344	60,731,029	66,933	161,738,389
Share-based compensation	—	—	786,601	—	—	—	—	—	786,601
Net income	—	—	—	—	—	—	9,862,973	61,809	9,924,782
Other comprehensive income (loss)	—	—	—	—	—	5,460,400	—	(18,436)	5,441,964
Settlement of redeemable common stock	—	—	—	—	—	—	1,033,738	—	1,033,738
Balance as of June 30, 2011	19,671,291	19,671	57,964,281	1,774,151	9,132,581	38,296,744	71,627,740	110,306	178,925,474

	Feihe International, Inc. Shareholders
	Common Stock
	(US$0.001 par value)					Accumulated
	Number		Additional	Common		Other
	of	Par	Paid-in	Stock	Statutory	Comprehensive	Retained	Noncontrolling	Total
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Interest	Equity
		US$	US$	US$	US$	US$	US$	US$	US$
Balance as of December 31, 2011	19,714,291	19,714	58,920,283	1,774,151	11,341,427	42,730,802	60,696,815	17,943	175,501,135
Stock compensation	70,000	70	1,656,113	—	—	—	—	—	1,656,183
Net income	—	—	—	—	—	—	14,079,057	24,209	14,103,266
Release upon deregistration of subsidiaries	—	—	—	—	—	50,754	(8,595)	(42,159)	—
Other comprehensive income (loss)	—	—	—	—	—	(2,484,435)	—	7	(2,484,428)
Balance as of June 30, 2012	19,784,291	19,784	60,576,396	1,774,151	11,341,427	40,297,121	74,767,277	—	188,776,156

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2012	2011
	US$	US$
Cash flows from operating activities:
Net income	14,103,266	9,924,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,889,253	3,671,982
Amortization of prepaid leases	208,395	266,358
Amortization of other intangible assets	—	98,754
Amortization of capital lease	14,806	17,432
Loss on disposal of property, plant and equipment	693,022	21,754
Provision for doubtful accounts	—	507,244
Share-based compensation	1,656,183	786,601
Changes in assets and liabilities
Increase in notes receivable	—	(109,665)
Decrease in trade receivables	26,072,990	733,961
Decrease (increase) in due from related parties	160,873	(23,837)
Increase in advances to suppliers	(10,094,649)	(5,187,203)
(Increase) decrease in inventories	(6,238,623)	2,856,839
Decrease in prepayments and other current assets	50,427	98,195
(Increase) decrease in income taxes receivable	(646,950)	829,385
(Increase) decrease in recoverable value-added taxes	(1,260,666)	2,907,335
Increase in other receivables	(418,240)	(7,631,614)
Increase in notes payable	—	734,156
Increase in accounts payable	14,162,605	6,267,433
Increase (decrease) in accrued expenses	186,693	(503,993)
Increase in income tax payable	4,408,273	280,226
Decrease in advances from customers	(5,655,355)	(524,199)
Increase in due to related parties	16,992	—
Decrease in advances from employees and employee benefits and salary payable	(2,186,708)	(126,377)
Decrease in other payables	(9,239,078)	(3,663,484)
Increase (decrease) in unrecognized tax benefits – non-current	107,463	(13,430)
Increase in deferred income	1,106,165	—
Net cash provided by continuing operations	31,097,137	12,218,635
Net cash provided by discontinued operations	—	7,297,154
Net cash provided by operating activities	31,097,137	19,515,789

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,260,103)	(2,455,026)
Purchase of land use right	—	(2,419,960)
Repayment of consideration receivable	10,199,540	—
Proceeds from sale of property, plant and equipment	8,676	—
Change in restricted cash	(1,226,106)	2,606,688
Net cash provided by (used in) continuing operations	5,722,007	(2,268,298)
Net cash used in discontinued operations	—	(16,208,129)
Net cash provided by (used in) investing activities	5,722,007	(18,476,427)

Cash flows from financing activities:
Proceeds from short term bank loans	—	7,182,966
Repayment of short term bank loans	(7,370,703)	(1,362,447)
Repayment of long term bank loans	(2,944,880)	(2,917,310)
Redemption of redeemable common stock	(32,696,658)	(16,127,767)
Proceeds from other long term loans and repayment of accrued interest	25,852,951	16,400,000
Payment for long term deposits	(32,031,083)	(12,469,936)
Payment on capital lease obligations	(314,792)	—
Net cash used in continuing operations	(49,505,165)	(9,294,494)
Net cash provided by discontinued operations	—	9,065,446
Net cash used in financing activities	(49,505,165)	(229,048)

Effect of exchange rate changes on cash	(81,148)	406,832
Net (decrease) increase in cash and cash equivalents	(12,767,169)	1,217,146

Cash and cash equivalents, beginning of period	15,353,882	17,529,582
Cash and cash equivalents, end of period	2,586,713	18,746,728

Analysis of cash and cash equivalents

Included in cash and cash equivalents per consolidated balance sheets	2,586,713	17,393,660
Included in assets of discontinued operations	—	1,353,068
	2,586,713	18,746,728
Supplemental disclosure of cash flow information:
Continuing operations
Cash paid during the period for income tax	(1,093,773)	(1,151,320)
Cash received during the period for tax refund	4,390,108	—
Interest paid during the period	(2,159,381)	(2,411,372)

Discontinued operations
Cash paid during the period for income tax	—	—
Cash received during the period for tax refund	—	—
Interest paid during the period	—	(855,389)

Supplemental disclosure of non-cash investing and financing activities:
Settlement of consideration receivable by raw milk supply	7,965,544	—
Settlement of redeemable common stock	—	1,033,738

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

The core activities of subsidiaries included in the condensed consolidated financial statements are as follows:

•	Feihe China Nutrition Company, formerly known as American Flying Crane Corporation – Investment holding
•	Langfang Flying Crane Dairy Products Co., Limited (“Langfang Feihe”) – Packaging and distributing dairy products
•	Gannan Flying Crane Dairy Products Co., Limited (“Gannan Feihe”) – Manufacturing dairy products
•	Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”) – Manufacturing and distributing dairy products
•	Baiquan Feihe Dairy Co., Limited (“Baiquan Feihe”) – Produced dairy products until the business closed down on May 23, 2012
•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited – Marketing and distributing dairy products
•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (“Shanxi Feihe”) – Manufacturing and distributing walnut and soybean products
•	Qiqihaer Feihe Soybean Co., Limited (“Feihe Soybean”) – Manufacturing and distributing soybean products
•	Heilongjiang Aiyingquan International Trading Co., Limited – Marketing and distributing water and cheese, specifically marketed for consumption by children
•	Heilongjiang Flying Crane Trading Co., Limited (“Feihe Trading”) – Distributed milk and soybean related products until the business closed on May 23, 2012.

2.	BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements of the Group have been prepared by the Group in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting. In the opinion of the Group’s management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring adjustments) necessary to present fairly its financial position and the results of its operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with the SEC in the Company's Form 10-K, as amended, for the year ended December 31, 2011. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

As of June 30, 2012, the Group had cash and cash equivalents of approximately $2.6 million and a working capital of $20.8 million. The Group has significant cash commitments in the next 12 months, including maturity of short term bank loans of $46.7 million and current portion of long-term bank loans of $5.9 million. However, the Group believes it will be able to refinance much of its short term bank loans when they become due and intends to do so. In addition, the Group has also taken steps to manage its operating expenses. If the Group is able to continue refinancing or finding replacement short-term bank loans, it believes that its cash generated from operations, existing cash, ability to draw down on unutilized credit lines, and cash outlays avoided by the sale of its farms will be sufficient to fund its expected cash flow requirements, for at least the next 12 months. The Group expects to realize its assets and satisfy its liabilities in the normal course of business. As a result, the accompanying condensed consolidated financial statements have been prepared assuming the Group will continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities as that might be necessary if the Group is unable to continue as a going concern.

For the period ended June 30, 2012, the Group has used the same significant accounting policies and estimates which are discussed in the Companys’ Form 10-K, as amended, for the year ended December 31, 2011.

3.	TAXATION

The Company and Feihe China Nutrition Company are subject to U.S. federal and state income taxes, and the Company’s subsidiaries incorporated in the People’s Republic of China (the “PRC”) are subject to enterprise income taxes in the PRC.

During the three and six months ended June 30, 2012, the Company recorded an income tax expense of approximately $3.1 million and $4.9 million, respectively. which was primarily due to the increase in profits of Feihe Dairy when compared to the three and six months ended June 30, 2011.

The Company had cumulatively accrued approximately $1.6 million and $1.6 million for estimated interest and penalties related to uncertain tax positions as of June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, the Company recorded an expense of $0.2 million and a benefit of $0.2 million for estimated interest and penalties, respectively. For the six months ended June 30, 2012 and 2011, the Company recorded a benefit of $0.3 million and nil for estimated interest and penalties, respectively.

Aggregate undistributed earnings of approximately $147.0 million as of June 30, 2012 of the Group’s PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividends withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

Years from 2007 to 2011 of the Company remain open for US federal and state income tax purposes, and tax years from 2007 to 2011 of the PRC subsidiaries remain open to examination by tax authorities in the PRC.

4.	EARNINGS PER SHARE OF COMMON STOCK

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income attributable to Feihe International, Inc. shareholders
Net income from continuing operations	5,836,654	5,385,738	14,079,057	9,516,970
Net (loss) income from discontinued operations, net of tax	—	(219,441)	—	346,003
Net income attributable to Feihe International, Inc. shareholders	5,836,654	5,166,297	14,079,057	9,862,973
Settlement of redeemable common stock	—	—	—	1,033,738
	5,836,654	5,166,297	14,079,057	10,896,711

Net income attributable to Feihe International, Inc. for computing net income per share of common stock – Basic
Net income from continuing operations	5,773,387	4,850,499	13,698,499	9,517,161
Net (loss) income from discontinued operations, net of tax	—	(197,633)	—	308,427
Net income attributable to Feihe International, Inc. allocated for computing net income per share of common stock – Basic	5,773,387	4,652,866	13,698,499	9,825,588

Net income (loss) attributable to Feihe International, Inc. for computing net income per redeemable common stock – Basic
Net income from continuing operations	63,267	535,239	380,558	1,033,547
Net (loss) income from discontinued operations, net of tax	—	(21,808)	—	37,576
Net income attributable to Feihe International, Inc. allocated for computing net income per share of redeemable common stock – Basic	63,267	513,431	380,558	1,071,123

Net income (loss) attributable to Feihe International, Inc. for computing net income per share of common stock – Diluted
Net income from continuing operations	5,773,387	4,850,855	13,698,499	9,517,938
Net (loss) income from discontinued operations, net of tax	—	(197,647)	—	308,455
Net income attributable to Feihe International, Inc. for computing net income per share of common stock – Diluted	5,773,387	4,653,208	13,698,499	9,826,393

Net income (loss) attributable to Feihe International, Inc. for computing net income per redeemable common stock – Diluted
Net income from continuing operations	63,267	534,883	380,558	1,032,770
Net (loss) income from discontinued operations, net of tax	—	(21,794)	—	37,548
Net income attributable to Feihe International, Inc. allocated for computing net income per share of common stock – Diluted	63,267	513,089	380,558	1,070,318

Weighted-average common stock outstanding used in computing net income (loss) per share of common stock – Basic	19,742,753	19,671,291	19,728,522	19,671,291
Weighted-average common stock outstanding used in computing net income (loss) per share of common stock – Diluted (i)	19,742,753	19,685,851	19,728,522	19,687,893
Weighted-average shares of redeemable common stock outstanding used in computing net income (loss) per share of redeemable common stock – Basic	216,346	2,170,673	548,077	2,396,581
Weighted-average shares of redeemable common stock outstanding used in computing net income (loss) per share of redeemable common stock – Diluted	216,346	2,170,673	548,077	2,396,581

Net (loss) income per share of common stock – Basic
Income from continuing operations attributable to Feihe International, Inc	0.29	0.25	0.69	0.48
(Loss) income from discontinued operations attributable to Feihe International, Inc., net of tax	—	(0.01)	—	0.02
Net income attributable to Feihe International, Inc.	0.29	0.24	0.69	0.50

Net (loss) income per share of common stock – Diluted
Income from continuing operations attributable to Feihe International, Inc	0.29	0.25	0.69	0.48
(Loss) income from discontinued operations attributable to Feihe International, Inc., net of tax	—	(0.01)	—	0.02
Net income attributable to Feihe International, Inc.	0.29	0.24	0.69	0.50

Net (loss) income per share of redeemable common stock – Basic
Income from continuing operations attributable to Feihe International, Inc.	0.29	0.25	0.69	0.43
(Loss) income from discontinued operations attributable to Feihe International, Inc., net of tax	—	(0.01)	—	0.02
Net income attributable to Feihe International, Inc.	0.29	0.24	0.69	0.45

Net (loss) income per share of redeemable common stock – Diluted
Income from continuing operations attributable to Feihe International, Inc.	0.29	0.25	0.69	0.43
(Loss) income from discontinued operations attributable to Feihe International, Inc., net of tax	—	(0.01)	—	0.02
Net income attributable to Feihe International, Inc.	0.29	0.24	0.69	0.45

(i)	The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted-average shares – Basic	19,742,753	19,671,291	19,728,522	19,671,291
Effect of dilutive securities
Stock options	—	14,560	—	16,602
Weighted-average shares – Diluted	19,742,753	19,685,851	19,728,522	19,687,893

For the three and six months ended June 30, 2012, 1,416,000 (2011: 650,245) and 1,446,000 (2011: 650,245) shares of the Company’s common stock issuable upon exercise of options were excluded from the calculation of diluted income per share because their exercise prices exceeded the average market values in those periods. For the three and six months ended June 30, 2012, 237,937 (2011: 237,937) shares of the Company’s common stock issuable upon exercise of warrants were excluded from the calculation of diluted income per share because their exercise prices exceeded the average market values in those periods.

5.	DISCONTINUED OPERATIONS

Kedong Farm and Gannan Farm (the “Dairy Farms”) were formed in July 2007 to operate the Dairy Farms of the Company. On August 1, 2011, the Company entered into an Equity Purchase Agreement (as amended, the “Agreement”) with Haerbin City Ruixinda Investment Company Ltd. (the “Purchaser”). Pursuant to the Agreement, the Company and Jinyan Ma (noncontrolling interest holder of the Dairy Farms) agreed to sell to the Purchaser all of the equity interests of Kedong Farm and Gannan Farm for an aggregate purchase price of RMB849 million (approximately $133.1 million), including RMB114.5 million (approximately $18.0 million) in cash and RMB734.5 million (approximately $115.2 million) in deferred payment. The Company has the right to call for raw milk at RMB122.4 million (approximately $19.2 million) each quarter in the 18 months following September 30, 2011 to settle for the deferred payment. If the value of the raw milk provided by the Dairy Farms each quarter is less than RMB122.4 million, the shortfall of the amount will be settled in cash. During the three months and six months ended June 30, 2012, the Company received $10.2 million and $10.2 million in cash from the Purchaser of Dairy Farms and $4.7 and $8.0 million raw milk supply, respectively.

The Company entered into an asset mortgage agreement with the Dairy Farms, pursuant to which the Dairy Farms granted to the Company a primary security interest in certain properties and assets of the Dairy Farms to secure the obligations of the Dairy Farms under the Agreement.

The following table presents the components of discontinued operations in relation to the Dairy Farms reported in the condensed consolidated statements of operations:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales from external customers	—	9,750,582	—	18,521,491

Intersegment sales	—	1,880,691	—	5,825,959

Income/(loss) from operations	—	(219,441)	—	346,003

Income tax expenses	—	—	—	—

Net (loss)/income from discontinued operations	—	(219,441)	—	346,003

6.	RESTRICTED CASH

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

Advanced amounts are refundable if the transaction is not completed by the other party in accordance with the terms of the agreement. During the three month and six month periods ended June 30, 2012 and 2011, no advances to suppliers were refunded in cash.

8.	INVENTORIES, NET

The inventory amounts included in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
	US$	US$
Raw materials	10,139,741	15,461,871
Work-in-progress	20,008,901	8,678,336
Finished goods	9,418,930	9,188,742
Total inventories, net	39,567,572	33,328,949

9.	OTHER RECEIVABLES AND CONSIDERATION RECEIVABLE

Other receivables as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
	US$	US$
Advances to employees	893,385	470,475
Advances to third parties (i)	4,348,706	3,922,846
Due from Heilongjiang Feihe Yuanshengtai Co., Ltd. (ii)	8,598,820	8,947,808
Others	319,954	401,496
Other receivables	14,160,865	13,742,625

(i)	These are funds lent to third parties, which are unsecured, non-interest bearing, and repayable within one year.

(ii)	Heilongjiang Feihe Yuanshengtai Co., Ltd. (“Yuanshengtai”) was partially owned by two officers and directors of the Company, Mr. Leng You-Bin and Mr. Liu Sheng-Hui, before January 2010. Those shares held by Mr. Leng You-Bin and Mr. Liu Sheng-Hui were transferred to unrelated third parties who held no ownership interests in Yuanshengtai in January 2010. The balances are payments made by the Group on behalf of Yuanshengtai to purchase biological assets and property, plant and equipment. The balances are unsecured, non-interest bearing and repayable on demand.

Consideration receivable from disposal of the Dairy Farms as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
	US$	US$
Current	79,649,378	79,337,423
Non-current	—	19,450,201
Consideration receivable	79,649,378	98,787,624

10.	ASSETS HELD FOR SALE

On October 28, 2011, the Company entered into an asset purchase agreement with a PRC individual, Mao Haifeng, to sell all of the property, plant and equipment and the prepaid leases with a carrying value of $2.1 million and $154,000 at Baiquan Feihe, respectively. The asset sale was not completed as of June 30, 2012 as certain conditions precedent to the sale were not met. The buyer has extended the right to terminate the asset purchase agreement with the Company if the conditions precedent are not met from May 31, 2012 to November 30, 2012. Management of the Company expects that the asset sale will be completed in November 2012. The assets underlying this agreement were recognized as assets held for sale. As of June 30, 2012, assets held for sale was $2,362,061.

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

Investment in mutual funds is carried at fair value based on the quoted market prices of the underlying fund as of June 30, 2012 and December 31, 2011. Unrealized gain recorded for the six months ended June 30, 2012 and 2011 were $7,418, and $904, respectively.

		Fair value measurement
		Quoted prices in active markets of identical assets	Significant other observable inputs	Significant unobservable inputs
Description		(Level 1)	(Level 2)	(Level 3)
	US$	US$	US$	US$
Investment in mutual funds – June 30, 2012	118,534	118,534	—	—
Investment in mutual funds – December 31, 2011	111,116	111,116	—	—

12.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment and related accumulated depreciation as of June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
	US$	US$
Buildings and plant	70,092,918	71,761,419
Machinery and equipment	79,750,982	79,153,189
Office equipment	3,898,915	2,418,688
Motor vehicles	2,800,657	4,236,268
	156,543,472	157,569,564
Less: Accumulated depreciation	(32,340,992)	(28,829,927)
Property, plant and equipment, net	124,202,480	128,739,637

(1) Depreciation expenses

Depreciation expense for the Group’s continuing operations for the three months ended June 30, 2012, and 2011 were $1,911,886 and $2,287,569, respectively, of which $1,380,131, and $587,073 were included as a component of cost of goods sold in the respective periods.

Depreciation expense for the Group’s continuing operations for the six months ended June 30, 2012, and 2011 were $3,889,253 and $3,671,982, respectively, of which $2,879,560, and $1,276,662 were included as a component of cost of goods sold in the respective periods.

(2) Pledged property, plant and equipment

The net book value of buildings and plant, and machinery and equipment pledged for bank loans were $51,807,986 as of June 30, 2012.

(3) Capitalized interest

No interest expenses were capitalized in property, plant and equipment for the three and six months ended June 30, 2012 and 2011.

13.	CONSTRUCTION IN PROGRESS

Construction in progress included in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 comprised the following:

	June 30,	December 31,
	2012	2011
Langfang Feihe production factory facilities	—	1,514
Gannan Feihe production factory facilities	14,902,865	14,417,518
Feihe soybean processing facilities	450,351	454,608
Others	21,667	21,872
Total	15,374,883	14,895,512

$288,661 and $322,589 of interest expenses were capitalized in construction in progress for the three months ended June 30, 2012 and 2011, respectively. $288,661 and $589,294 of interest expenses were capitalized in construction in progress for the six months ended June 30, 2012 and 2011, respectively.

14.	SHORT TERM BANK LOANS

Short term bank loans included in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
	US$	US$
Loan payable to a bank in PRC, bearing interest at 5.81% per annum, secured by machinery and an undertaking from Feihe Dairy to maintain debt-to-equity ratio of not more than 70% and current ratio of at least 100%, payable with interest on maturity, due and repaid on January 25, 2012	—	1,429,956

Loan payable to a bank in PRC, bearing interest at 6.31% per annum, secured by machinery, payable with interest on maturity, due and repaid on April 6, 2012	—	5,997,871

Loan payable to a bank in PRC, bearing interest at 6.89% per annum, guaranteed by Feihe Dairy and an undertaking from Gannan Feihe to maintain debt-to-equity ratio of not more than 60% and current ratio of at least 120%, payable with interest on maturity, due on August 30, 2012 (i)	3,147,921	3,177,680

Loan payable to a bank in PRC, bearing interest at 6.89% per annum, guaranteed by Feihe Dairy and an undertaking from Gannan Feihe to maintain debt-to-equity ratio of not more than 60% and current ratio of at least 120%, payable with interest on maturity, due on September 14, 2012 (i)	1,573,960	1,588,840

Loan payable to a bank in PRC, bearing interest at 6.56% per annum, secured by plant and land, payable with interest on maturity, due on November 23, 2012 (ii)	7,869,802	7,944,200

Loan payable to a bank in PRC, bearing interest at 6.56% per annum, payable with interest on maturity, due on November 23, 2012 (ii)	23,609,405	23,832,600

Loan payable to a bank in PRC, bearing interest at 6.89% per annum, guaranteed by Feihe Dairy and an undertaking from Gannan Feihe to maintain debt-to-equity ratio of not more than 60% and current ratio of at least 100% and quick ratio of at least 50%, payable with interest on maturity, due on December 21, 2012 (i)	3,147,921	3,177,680

Loan payable to a bank in PRC, bearing interest at a floating interest rate at RMB benchmark deposit interest rates per annum, unsecured and due on December 26, 2012	2,518,337	2,542,144

Loan payable to a bank in PRC, bearing interest at a floating interest rate at RMB benchmark deposit interest rates per annum, secured by the plant and land, due on December 26, 2012	2,518,337	2,542,144

Loan payable to a bank in PRC, bearing interest at a floating interest rate at 130% of RMB benchmark deposit interest rates per annum, secured by a property, payable with interest on maturity and an undertaking from Beijing Feihe to maintain current assets of not less than RMB8 million ($1,259,168), net assets of at least RMB2 million ($314,792) and current ratio of at least 100%, due on December, 31, 2012 (iii)	2,360,941	2,383,260

Total	46,746,624	54,616,375

(i)	Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period, beginning on August 30, 2011 and ending on August 30, 2012. The maximum potential future payment amount under the terms of the guarantee is RMB50,000,000 (approximately $7,869,802) as of June 30, 2012.

(ii)	These loans were granted pursuant to a loan facility letter and have made available to the Company up to RMB703 million (approximately $111 million) until October 8, 2012. These loans were also secured by a personal guarantee of Mr. Leng You-Bin, Chairman, Chief Executive Officer, President, and General Manager of the Group, for a period of one year from November 24, 2011 to November 23, 2012.

(iii)	The loan was also secured by a personal guarantee of Mr. Leng for a period of one year.

All of the short term bank loans are denominated in RMB and therefore subject to exchange rate fluctuations. As of June 30, 2012, the Company had met all of the financial covenants of the above loans, except for a loan of $2,360,941. Despite the non-compliance, the bank did not demand immediate repayment of this loan which was secured by a personal guarantee of Mr. Leng.

15.	ACCRUED EXPENSES

Accrued expenses as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
	US$	US$
Accrued sales and marketing expenses	6,378,431	6,167,090
Other accrued expenses	751,632	776,280
	7,130,063	6,943,370

Accrued sales and marketing expenses include advertising, transportation costs and sales department salaries.

16.	OTHER PAYABLES

Other payables as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
	US$	US$
Payable for property, plant and equipment	13,383,783	18,865,860
Payable for land use rights	138,197	137,933
Other tax payable	5,426,642	9,578,354
Deposits from distributors	3,147,950	2,475,810
Payable to local County Finance Bureaus (i)	1,360,079	1,180,954
Payable to an unrelated party, due on demand	442,600	442,600
Others (ii)	6,423,059	6,879,877
	30,322,310	39,561,388

(i)	The Group received funding from the local County Finance Department for construction of the production facilities in the region and working capital usage. Although no repayment terms were attached with the funds, the Group considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

(ii)	Other payables mainly include deposits received from logistics companies and milk collection stations, prepayment made by employees on behalf of the Group, advertising cost, and other miscellaneous payables.

17.	LONG TERM BANK LOANS

Long term bank loans consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	US$	US$
Loan payable to a bank in PRC, bearing interest at 5.76% per annum, guaranteed by Langfang Feihe and payable on maturity. The loan commenced on December 24, 2009 and was originally due on December 24, 2014. The maturity date was changed to December 23, 2013 pursuant to a supplemental agreement	5,330,880	8,353,996
Loan payable to a bank in PRC, bearing interest at 5.96% per annum, secured by land use right of Gannan Feihe. The loan commenced on December 24, 2010 and was originally due on December 24, 2015. The maturity date was changed to December 23, 2013 pursuant to a supplemental agreement	3,502,062	3,535,169

	8,832,942	11,889,165
Less: current portion of long term bank loans	(5,888,973)	(5,945,439)
	2,943,969	5,943,726

18.	CAPITAL LEASE OBLIGATION

In November 2009, the Group entered a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of RMB5 million (or approximately $787,000) and require a RMB1 million (or approximately $157,000) payment on January 30th of each year after successful completion of production quality tests. The installment and trial run of the equipment had been completed by December 31, 2010, and the equipment under the capital lease is depreciated over an estimated productive life of 14 years when placed into service after passing production quality tests. As of June 30, 2012 and December 31, 2011, the Group had $1,439,906 and $1,453,518, respectively, of equipment subject to the capital lease obligation.

Minimum future lease payments under capital leases as of June 30, 2012 were as follows:

Future payments
US$
2012	—
2013	157,396
2014	157,396
2015	157,396
Total minimum lease payments at June 30, 2012	472,188
Less amount representing interest	(60,749)
Net present value of minimum lease payments	411,439
Current portion of capital lease obligation	(131,204)
Non-current portion of capital lease obligation	280,235

The interest rate on the capital lease is 5.31%. There was $7,391 and $8,730 in amortization of interest recorded for the three months ended June 30, 2012 and 2011, respectively. There was $14,806 and $17,432 in amortization of interest recorded for the six months ended June 30, 2012 and 2011, respectively. Accumulated amortization was $89,442 and $74,636 as of June 30, 2012 and December 31, 2011, respectively.

19.	LONG TERM DEPOSIT AND OTHER LONG TERM LOAN

Other long term loan reflects a loan the Company obtained to make the redemption payment for its redeemable common stock to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees (collectively, “Sequoia”) (Note 21) during 2011, and the first and second quarters of 2012. As the Company did not have enough US dollars to redeem the redeemable common stock, the Company entered into agreements with a group of overseas third party companies and one third party individual to borrow a total amount of $59.2 million. The loan is interest free with a period of two years starting from the date the Company received the loan.

In order to provide confidence for settlement of the term loan mentioned above, as well as to serve a source of obtaining US dollars for the Company’s business needs in coming year, the Company deposited a total amount of RMB492 million (approximately $77.5 million) with six domestic companies and one third party individual designated by the overseas third party companies and one third party individual. The deposit will not be returned to the Company until the Company repays the full amount of loan.

20.	RELATED PARTY TRANSACTIONS

Due from/to related parties included in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 comprised the following:

	June 30,	December 31,
	2012	2011
	US$	US$
Due from related parties
Due from Directors of the Group	32,941	194,759
Due from related companies	945	—
Total	33,886	194,759

	June 30,	December 31,
	2012	2011
	US$	US$
Due to related parties
Due to Directors of the Group	52,838	31,777
Due to related companies	—	3,593
Loan payable to a related party	50,367	50,843
Total	103,205	86,213

Due from/to Directors of the Group

As part of normal business operations, directors of the Group from time to time incur routine expenses on behalf of the Group, or receive general advances from the Group for settlement of Group expenses, such as travel, meals and other business expenses. The amounts advanced are settled periodically throughout the period and amounts outstanding at period end are short term in nature and due on demand. During the three month period ended June 30, 2012, advances to directors aggregated to $42,000 and repayments from directors aggregated to $28,492. During the three month period ended June 30, 2011, advances to directors aggregated to $70,694 and repayments from directors aggregated to $45,887. During the six month period ended June 30, 2012, advances to directors aggregated to $565,560 and repayments from directors aggregated to $726,572. During the six month period ended June 30, 2011, advances to directors aggregated to $71,994 and repayments from directors aggregated to $81,426.

As of June 30, 2012 and December 31, 2011, the Group had the following balances due from its directors:

	June 30,	December 31,
	2012	2011
	US$	US$
Leng You-Bin	—	79,442
Liu Sheng-Hui	13,142	95,330
Liu Hua	19,799	19,987
Total	32,941	194,759

As of June 30, 2012 and December 31, 2011, the Group had the following balances due to its directors:

	June 30, 2012	December 31, 2011
	US$	US$
Leng You-Bin	52,838	31,777
Total	52,838	31,777

Due from/to related companies

Mr. Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group.  During the three months ended June 30, 2012, and 2011, the Group had certain transactions with companies owned by close family members of Mr. Leng, including Yuanshengtai, which was partially owned by Mr. Leng and Liu Sheng-Hui. Those shares held by Mr. Leng and Liu Sheng-Hui were transferred to unrelated third parties who held no ownership interests in Yuanshengtai in January 2010. Additionally, subsequent to such date, Yuanshengtai ceased being a related party of the Group and, accordingly, the balance due to Yuanshengtai has been classified as other payables, as disclosed in Note 16.

Tangshan Feihe Trading Company and Qinhuangdao Feihe Trading Company are owned by relatives of Mr. Leng, and are therefore regarded as related parties.

As of June 30, 2012 and December 31, 2011, the Group had the following balances due from its related companies:

	June 30, 2012	December 31, 2011
	US$	US$
Tangshan Feihe Trading Company	1,797,987	1,814,985
Qinhuangdao Feihe Trading Company	27,510	27,770
Dalian Hewang Trading Company	945	—
Total	1,826,442	1,842,755
Less: Allowance for doubtful debts	(1,825,497)	(1,842,755)
	945	—

As of June 30, 2012 and December 31, 2011, the Group had the following balances due to its related companies:

	June 30, 2012	December 31, 2011
	US$	US$
Dalian Hewang Trading Company (i)	—	3,593
Total	—	3,593

(i)           A company managed by the management of the Company’s subsidiary

For the three months and six months ended June 30, 2012 and 2011, the Group made sales of goods to the following related companies:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	US$	US$	US$	US$
Dalian Hewang Trading Company	—	41,660	—	97,933
Total	—	41,660	—	97,933

Loan payable to related parties

The Group has an outstanding loan payable to a charitable organization established by Leng You-Bin for underprivileged children in the Heilongjiang province of the PRC of $50,367 and $50,843 as of June 30, 2012 and December 31, 2011, respectively.  The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

21.	REDEEMABLE COMMON STOCK

In August 2009, pursuant to a subscription agreement (the “Subscription Agreement”) with Sequoia the Company issued to Sequoia 2,100,000 shares of redeemable common stock for an aggregate purchase price of $63 million.  The Company issued 525,000 shares of redeemable common stock to Sequoia in March 2010 pursuant to a performance adjustment clause in the Subscription Agreement.

On February 1, 2011, the Company entered into a redemption agreement (the “Redemption Agreement”) with Sequoia, pursuant to which the Company agreed to redeem and purchase from Sequoia an aggregate of 2,625,000 shares (the “Shares”) of the Company’s common stock in four equal installments within thirty days of June 30, 2011, September 30, 2011, December 31, 2011 and June 30, 2012 (each, a “Closing Date”), for an aggregate payment of $65,079,979.

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

On April 30, 2012, the Company paid $16.4 million to Sequoia, including $15.8 million together with interest accruing thereon at the rate of 1.5% per annum, compounded annually from August 28, 2009 until April 30, 2012, as the final installment payment to redeem 656,250 shares of common stock. All 2,625,000 of the Company’s redeemable shares of common stock have been redeemed.

22.	SHARE-BASED COMPENSATION

Common Stock

On May 24, 2012, the Company issued a total of 70,000 shares of common stock to its directors and employees, of which a total of 10,000 shares were compensation for services rendered to the Company for the year 2011, and the remaining 60,000 shares were compensation for services rendered for the year 2012. Compensation cost for the 70,000 shares of common stock is recorded by the Company based on the fair value i.e. the market price of shares, on the date of grant.

Stock Options

The Company has two equity incentive plans:  the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2003 Stock Incentive Plan (the “2003 Plan”).  The Company applies authoritative guidance issued by the Financial Accounting Standards Board regarding share-based payments in accounting for the 2009 Plan and the 2003 Plan, which requires that compensation for services that a corporation receives through share-based compensation plans should be based on the fair value of options on the date of grant.

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

On May 7, 2009, the Compensation Committee of the Board of Directors (the “Compensation Committee”) granted an aggregate of 2,073,190 performance stock options to certain officers and employees of the Company under the 2009 Plan. The performance stock option each had an exercise price of $16.86 and a contractual life of 6 years. The performance stock options were to vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient had met performance criteria, including performance targets for each of the Company’s 2009, 2010 and 2011 fiscal years, and continued to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates. If the performance criteria were not met, the shares that would otherwise have vested on the vesting dates were to be forfeited and cancelled.

The performance targets for the year ended December 31, 2009 were not met for any option recipient. Accordingly, the options granted were to be forfeited and cancelled. In December 2009, the performance targets were amended in order to limit the amount of options that would otherwise be forfeited and cancelled due to the failure to satisfy the annual performance goals to one-third of stock options granted for each of fiscal year 2009, 2010, and 2011. The incremental cost or benefit resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified and the effect on the number of instruments expected to vest. 421 employees were affected by this modification. For 2010 and 2011, no option recipient met the amended performance targets, and the options granted were forfeited and cancelled. In the three and six months ended June 30, 2012 and 2011, no compensation expenses were recognized.

On October 15, 2009, an option to purchase 50,000 shares was granted to an employee that vests on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, and has an exercise price of $16 and contractual life of 4 years.

On October 23, 2009, the Compensation Committee granted an aggregate of 30,000 new performance stock options to an employee of the Company under the 2009 Plan. The performance stock options had an exercise price of $27.69 and a contractual life of 6 years. The performance options were to vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient had met performance criteria, including performance targets for each of the Company’s 2009, 2010 and 2011 fiscal years, and continued to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates. If the performance criteria were not met, the options that would otherwise have vested on the vesting dates were to be forfeited and cancelled. In June 2012, the employee terminated his employment with the Company, and the options granted were forfeited and cancelled.

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

During the three months ended June 30, 2012 and 2011, there was $556,864 and $384,447 in compensation cost related to the common stock granted to directors and employees under the 2009 Plan recognized in general and administrative expenses.

During the six months ended June 30, 2012 and 2011, there was $1,656,183 and $786,601 in compensation cost related to the common stock granted to directors and employees under the 2009 Plan recognized in general and administration expenses.

(2)  2003 Stock Incentive Plan

Effective May 7, 2003, the Company adopted and approved its 2003 Plan, which reserved 3,000,000 shares of common stock for issuance under the Plan. The Plan allowed the Company to issue awards of incentive non-qualified stock options, stock appreciation rights, and stock bonuses to directors, officers, employees and consultants of the Company.

No stock appreciation rights have been issued under the 2003 Plan.

On October 15, 2008, an option to purchase 80,000 shares was granted to an employee, to vest on the 12-month anniversary of the date of grant, conditioned upon continued employment on such date, with an exercise price of $12.00 and a contractual life of 4 years.

A summary of option activity under the 2009 and 2003 Plans as of June 30, 2012 and December 31, 2011 and movement during the six months ended June 30, 2012 was as follows:

	Options	Weighted average grant date fair value per share	Weighted average exercise price per share	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$	US$
Outstanding as of January 1, 2012	1,446,000	5.31	8.66	—	5.25
Granted	—
Exercised	—
Forfeited or expired	(30,000)	18.86	27.69	—	—
Outstanding as of June 30, 2012	1,416,000	5.03	8.26	—	4.75
Exercisable as of June 30, 2012	84,000	1.96	7.25	—	0.14

(1) The intrinsic values of options at January 1, 2012 and June 30, 2012 were zero since the per share market values of the Company’s common stock of $2.51 and $6.84, respectively, were lower than the exercise price per share of the options.

A summary of the status of the Company’s non-vested options as of June 30, 2012 and December 31, 2011, and movements during the three months ended June 30, 2012 was as follows:

	Options	Weighted average grant date fair value per share
		US$
Non-vested as of January 1, 2012	1,362,000	5.52
Granted	—
Vested	—
Forfeited or expired	(30,000)	18.86
Non-vested as of June 30, 2012	1,332,000	5.22

As of June 30, 2012, there was a total of $3,957,701 of unrecognized compensation cost related to non-vested share-based compensation granted under the 2003 Plan and 2009 Plan.  The cost is expected to be recognized over 30 months. To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation cost related to these awards may be different from the expectation.

Warrants

As of June 30, 2012, the Company had 237,937 warrants outstanding with a weighted average remaining contractual life of 0.30 years and a weighted average exercise price of $14.50. The warrants will expire on October 4, 2012. These warrants had no intrinsic value at June 30, 2012 since the per share market value of the Company’s common stock of $6.84 as of June 30, 2012 was lower than the exercise price per share of the warrants.

During the three and six months ended June 30, 2012 and 2011, no warrants were exercised.

23.	COMMITMENTS AND CONTINGENCIES

(1)  Operating lease arrangements

The Group has entered into leasing arrangements relating to office premises and computer equipment that are classified as operating leases. There were no minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year.

Rent expenses incurred and expensed on the Company’s consolidated statements of comprehensive income during the three months ended June 30, 2012 and 2011 amounted to $110,703 and $86,149, respectively.

Rent expenses incurred and expensed on the Company’s to consolidated statements of comprehensive income during the six months ended June 30, 2012 and 2011 amounted to $236,945 and $171,941, respectively.

(2)  Capital commitments

Capital commitments for the purchase of property, plant and equipment were $3,774,995 and $3,808,141 as of June 30, 2012 and December 31, 2011, respectively.

(3)  Purchase commitments

The Group has certain purchase commitments of $7,108,397 over three years relating to packaging materials.

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

Until October 31, 2011, the Company had two reportable segments: dairy products and dairy farms. The dairy products segment produces and sells dairy products, such as wholesale and retail milk powders as well as soybean powder, rice cereal, walnut powder and walnut oil. In October 2011, the Company sold the Dairy Farms (see Note 5). As of June 30, 2012, the Company’s operations comprised a single segment – dairy products. As the Group primarily generates its revenues from customers in the PRC, no geographical segments are presented.

FORWARD-LOOKING STATEMENTS

 The statements included in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “may,” “expects,” “anticipates,” “intends,” “plans,” “targets,” “believes,” “seeks,” “estimates,” “could,” “would,” and similar expressions. Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended, and in other documents we file from time to time with the U.S. Securities and Exchange Commission, or the SEC. All forward-looking statements included in this report are based on information available to us on the date hereof. Our business and the associated risks may have changed since the date this report was originally filed with the SEC. We assume no obligation to update any such forward-looking statements.

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

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•	Dairy Industry Growth. We believe the market for dairy products in China over the long term will be growing rapidly, driven by China’s economic growth, increased penetration of infant formula, and a growing female working population. Despite the damage to the industry as a result of the melamine crisis in 2008 and subsequent contamination scandales, we expect these factors to continue to drive industry growth. We believe that economic growth in our primary markets has become an increasingly important driver of growth.

•	Production Capacity. We believe much of the dairy market in China is still underserved, particularly with respect to infant formula. In addition, since the melamine crisis in 2008, which did not involve any of our products, we have at times operated our milk production facilities at maximum capacity. Accordingly, we believe that the ability to increase production of high quality dairy products will allow well positioned companies to significantly increase revenues and market share.

•	Perceptions of Product Quality and Safety. We believe that rising consumer wealth in China has contributed to a greater demand for higher-priced products with perceived quality advantages. We believe many consumers in China tend to regard higher prices as indicative of higher quality and higher nutritional value, particularly in the areas of infant formula and nutritional products. Accordingly, we believe our reputation for quality and safety allows us to command higher average selling prices and generate higher gross margins than competitors who do not possess the same reputation. Conversely, any decrease in consumer perceptions of quality and safety could adversely impact us.

•	Seasonality. The dairy industry is seasonal, with higher production in the summer season and greater demand in winter months. This seasonality is offset by production of powder products with longer shelf lives.

•	Raw Material Supply and Prices. The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, our raw milk prices decreased by approximately 20% in 2009, increased by approximately 24% in 2010 and increased by approximately 17% in 2011. We expect raw milk prices will continue to be affected by factors such as geographic location, rising feed prices, general economic conditions such as inflation and fuel prices, and fluctuations in production, rising production costs and competition, as well as increased competition abroad and currency fluctuations. In 2011, we sold two of our former subsidiaries that operated our dairy farms, which we refer to collectively as the “Dairy Farms,” although we have milk supply arrangements with them described under “—Recent Developments—Discontinued Operations.”

•	Expenses Associated with Expansion and Competition. In implementing our plan to expand our business, we face corresponding increases in expenses, especially for sales and marketing expenses, in order to attract and retain qualified talent, monitor our sales by region and address potential cross-territory selling activities by distributors, implement strategic advertising campaigns, and finance our expansion.

Recent Developments

Discontinued Operations

In September 2011, we sold the Dairy Farms for a total purchase price of approximately $133.1 million. This aggregate purchase price included approximately $18 million in cash. The remaining purchase price is to be satisfied by the purchaser’s delivery to us, in six quarterly installments, of raw milk with an aggregate value of approximately $115.2 million from the Dairy Farms, or the Supply Obligations. Concurrently, we entered into a raw milk exclusive supply agreement with the Dairy Farms and the purchaser, pursuant to which the Dairy Farms must satisfy the Supply Obligations by supplying to us raw milk valued at approximately $19.2 million during each quarter for a period of 18 months following September 30, 2011.  During this period, the Dairy Farms have agreed to supply raw milk to us exclusively until the quarterly quota amounts are delivered and for so long as we require additional supply. In the event the raw milk production of the Dairy Farms is insufficient to fulfill such quarterly amounts, the shortfall will be immediately payable to us in cash by the Dairy Farms. The quality of the milk must meet governmental and our standards, and we have the right to return any milk which does not meet such standards. In addition, we entered into an asset mortgage agreement with the Dairy Farms, pursuant to which the Dairy Farms granted us a primary security interest in certain properties and assets belonging to the Dairy Farms to secure their obligations to us.

Redemption Obligations

In August 2009, pursuant to a subscription agreement, we issued 2,100,000 shares of our common stock to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees, or collectively Sequoia, for an aggregate purchase price of $63.0 million. Because we did not meet certain earnings per share targets for 2009, we issued 525,000 additional shares to Sequoia pursuant to the subscription agreement. In February 2011, we entered into a redemption agreement with Sequoia to redeem and repurchase the 2,625,000 shares issued pursuant to the subscription agreement in four equal installments within 30 days of June 30, 2011, September 30, 2011, December 31, 2011 and June 30, 2012, for an aggregate payment on each such date of $15,750,000, together with interest accruing at the rate of 1.5% per annum, compounded annually from August 27, 2009 until such date. In April 2012, we paid the final installment of approximately $16.3 million to Sequoia, and all of the 2,625,000 shares have been redeemed.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Sales	63,383	62,870	126,319	130,549
Cost of goods sold	(28,065)	(33,348)	(57,022)	(76,591)
Gross profit	35,318	29,522	69,297	53,958
Operating expenses:
Sales and marketing expenses	(24,982)	(19,880)	(43,750)	(35,824)
General and administrative expenses	(5,142)	(5,036)	(10,732)	(10,755)
Other operating income, net	4	619	94	2,839
Income from operations	5,198	5,225	14,909	10,218
Other income, net	3,515	1,470	3,953	1,993
Gain on deregistration of subsidiaries	180	—	180	—
Income tax expenses	(3,056)	(1,291)	(4,939)	(2,632)
Income from continuing operations	5,837	5,404	14,103	9,579
(Loss) income from discontinued operations, net of tax	—	(219)	—	346
Net income	5,837	5,185	14,103	9,925
Net (income) attributable to noncontrolling interests	—	(19)	(24)	(62)
Net income attributable to common shareholders of Feihe International, Inc.	5,837	5,166	14,079	9,863

Comparison of Three Month Periods Ended June 30, 2012 and 2011

Sales

Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products. Sales increased by approximately $0.5 million, or 0.8%, from approximately $62.9 million for the three month period ended June 30, 2011 to approximately $63.4 million for the three month period ended June 30, 2012. This increase was primarily attributable to an increase in sales of milk powder of approximately $6.7 million offset by a decrease in sales of raw milk powder of approximately $5.2 million and a decrease in sales of soybean powder of approximately $1.1 million.

The following table sets forth information regarding the sales of our principal products during the three month periods ended June 30, 2012 and 2011:

	Three months ended June 30, 2012			Three months ended June 30, 2011			Three months ended June 30, 2012 over 2011
	Quantity	Amount		Quantity	Amount		Quantity	Amount
Product name	(Kg’000)	($’000)	% of Sales	(Kg’000)	($’000)	% of Sales	(Kg’000)	($’000)	% of Change

Milk powder	5,302	60,731	95.8	5,436	54,062	86.0	(134)	6,669	12.3
Raw milk powder	7	33	0.1	1,343	5,201	8.3	(1,336)	(5,168)	(99.4)
Soybean powder	312	813	1.3	1,303	1,957	3.1	(991)	(1,144)	(58.5)
Rice cereal	145	806	1.3	125	821	1.3	20	(15)	(1.8)
Walnut products	2	17	0.0	36	261	0.4	(34)	(244)	(93.5)
Other	262	983	1.5	78	568	0.9	184	415	73.1
Total	6,030	63,383	100	8,321	62,870	100	(2,291)	513	0.8

In the three month period ended June 30, 2012, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	Three months ended June 30,
	2012	2011
Sales revenues ($ in thousands)	63,383	62,870
Total sales volume (kilograms in thousands)	6,030	8,321
Average selling prices/kilogram	10.51	7.56

The increase in average sales price per kilogram, as reflected in the table, is primarily attributable to an increase in sales prices of milk powder, a higher margin product, and soybean powder. The following table reflects the average sales price per kilogram by product for the three month periods ended June 30, 2012 and 2011, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Three months ended June 30,		Percentage
Product name	2012	2011	Change

Milk powder	$11.45	$9.95	15.1
Raw milk powder	4.71	3.87	21.7
Soybean powder	2.61	1.50	74.0
Rice cereal	5.56	6.57	(15.4)
Walnut products	8.50	7.25	17.2
Other	3.75	7.28	(48.4)
Average selling price/kilogram	$10.51	$7.56	39.0

The average selling price per kilogram of milk powder increased by 15.1% from $9.95 in the three month period ended June 30, 2011 to $11.45 in the three month period ended June 30, 2012. This increase was primarily attributable to fewer promotional activities, such as sales discounts to distributors and decreased display fees, which were deducted from gross sales, and the increase in sales of high-end milk powder.

Cost of Goods Sold

Our cost of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs and shipping and handling costs for the products sold. Cost of goods sold decreased approximately $5.2 million, or 15.6%, from approximately $33.3 million for the three month period ended June 30, 2011 to approximately $28.1 million for the three month period ended June 30, 2012. This decrease was primarily attributable to decreases in the cost of raw milk powder from approximately $5.5 million for the three month period ended June 30, 2011 to approximately $600 for the three month period ended June 30, 2012. This decrease also reflects our decision to decrease production of raw milk powder.

Gross Profit Margin

Our gross profit margin increased from 47.0% for the three month period ended June 30, 2011 to 55.7% for the three month period ended June 30, 2012. This increase was primarily attributable to general increases in the sales of high end milk powder and a decrease in the cost of raw milk powder. We plan to continue our efforts to expand our sales of higher margin products and strengthen our premium quality brand awareness, enhance market recognition of our secured raw milk sources, and improve the efficiency of our distribution network.

Operating Expenses

Our total operating expenses consist primarily of sales and marketing expenses, and general and administrative expenses. Our total operating expenses increased by approximately $5.2 million, or 20.9%, from approximately $24.9 million in the three month period ended June 30, 2011 to approximately $30.1 million in the three month period ended June 30, 2012. This increase was primarily attributable to an increase of approximately $5.1 million, or 25.6%, in sales and marketing expenses from approximately $19.9 million for the three month period ended June 30, 2011 to approximately $25.0 million for the three month period ended June 30, 2012. The increased sales and marketing expenses primarily related to increases in advertisement fees of approximately $1.8 million, or 86%, from approximately $2.1 million for the three month period ended June 30, 2011 to approximately $4.0 million in the three month ended June 30, 2012, and marketing promotion of approximately $5.3 million, or 100%, from approximately $5.3 million for the three month period ended June 30, 2011 to approximately $10.6 million in the three month ended June 30, 2012, which was offset in part by a decrease in other sales and marketing expenses of approximately $0.6 million, or 32%, from approximately $1.9 million for the three month period ended June 30, 2011 to approximately $1.3 million in the three month ended June 30, 2012.

Income from Operations

As a result of the foregoing, we had income from operations of approximately $5.20 million in the three month period ended June 30, 2012, representing a decrease of approximately $0.03 million, or 0.57%, from approximately $5.23 million in the three month period ended June 30, 2011.

Income Tax Expenses

We are subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC. We recorded an income tax expense of approximately $3.1 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively. The increase in income tax expense was primarily due to the increase in profits of Feihe Dairy, which is one of our major operations.

Comparison of Six Month Periods Ended June 30, 2012 and 2011

Sales

Sales decreased by approximately $4.2 million, or 3.2%, from approximately $130.5 million for the six month period ended June 30, 2011 to approximately $126.3 million for the six month period ended June 30, 2012. This decrease was primarily attributable to a decrease in sales of raw milk powder of approximately $20.4 million and a decrease in sales of soybean powder of approximately $2.6 million offset by an increase in sales of milk powder of approximately $18.2 million and an increase in sales of other products of approximately $1.3 million.

The following table sets forth information regarding the sales of our principal products during the six month periods ended June 30, 2012 and 2011:

	Six months ended June 30, 2012			Six months ended June 30, 2011			Six months ended June 30, 2012 over 2011
	Quantity	Amount		Quantity	Amount		Quantity	Amount
Product name	(Kg’000)	($’000)	% of Sales	(Kg’000)	($’000)	% of Sales	(Kg’000)	($’000)	% of Change

Milk powder	9,985	120,137	95.1	10,443	101,963	78.1	(458)	18,174	17.8
Raw milk powder	249	949	0.8	5,311	21,330	16.3	(5,062)	(20,381)	(95.6)
Soybean powder	476	1,269	1.0	2,520	3,897	3.0	(2,044)	(2,628)	(67.4)
Rice cereal	281	1,790	1.4	298	1,973	1.5	(17)	(183)	(9.3)
Walnut products	9	59	0.0	86	568	0.4	(77)	(509)	(89.6)
Other	721	2,115	1.7	149	818	0.7	572	1,297	158.6
Total	11,721	126,319	100	18,807	130,549	100	(7,086)	(4,230)	(3.2)

In the six month period ended June 30, 2012, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	Six months ended June 30,
	2012	2011
Sales revenues ($ in thousands)	126,319	130,549
Total sales volume (kilograms in thousands)	11,721	18,807
Average selling prices ($/kilogram)	10.78	6.94

The increase in average sales price per kilogram, as reflected in the table, is primarily attributable to an increase in sales prices of milk powder, a higher margin product, and soybean powder. The following table reflects the average sales price per kilogram by product for the six month periods ended June 30, 2012 and 2011, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Six months ended June 30,		Percentage
Product name	2012	2011	Change

Milk powder	$12.03	$9.76	23.3
Raw milk powder	3.81	4.02	(5.2)
Soybean powder	2.67	1.55	72.3
Rice cereal	6.37	6.62	(3.8)
Walnut products	6.56	6.60	(0.6)
Other	2.93	5.49	(46.6)
Average selling prices/kilogram	$10.78	$6.94	55.3

The average selling price per kilogram of milk powder increased by 23.3% from $9.76 in the six month period ended June 30, 2011 to $12.03 in the six month period ended June 30, 2012. This increase was primarily attributable to fewer promotional activities, including provisions of sales discounts to distributors and decreased display fees, which were deducted from gross sales, and the increase in sales of high end milk powder.

Cost of Goods Sold

Cost of goods sold decreased approximately $19.6 million, or 25.6%, from approximately $76.6 million for the six month period ended June 30, 2011 to approximately $57.0 million for the six month period ended June 30, 2012. This decrease was primarily attributable to decreases in the cost of raw milk powder from $22.4 million for the six month period ended June 30, 2011 to $1.2 million for the six month period ended June 30, 2012, offset by an increase in cost of milk powder of approximately $3.6 million. This decrease also reflects our decision to decrease production of raw milk powder.

Gross Profit Margin

Our gross profit margin increased from 41.3% for the six month period ended June 30, 2011 to 54.9% for the six month period ended June 30, 2012. This increase was primarily attributable to general increases in the sales of high end milk powder and a decrease in the cost of raw milk powder. We plan to continue our efforts to expand our sales of higher margin products and strengthen our premium quality brand awareness, enhance market recognition of our secured raw milk sources, and improve the efficiency of our distribution network.

Operating Expenses

Our total operating expenses increased by approximately $7.9 million, or 17.0%, from approximately $46.6 million in the six month period ended June 30, 2011 to approximately $54.5 million in the six month period ended June 30, 2012. This increase was primarily attributable to an increase of approximately $8.0 million, or 22.3%, in sales and marketing expenses from approximately $35.8 million for the six month period ended June 30, 2011 to approximately $43.8 million for the six month period ended June 30, 2012. The increased sales and marketing expenses primarily related to an increase in advertisement fees of approximately $3.6 million, or 116%, from approximately $3.1 million for the six month period ended June 30, 2011 to approximately $6.7 million in the six month ended June 30, 2012, and marketing promotion of approximately $5.3 million, or 40%, from approximately $13.1 million for the six month period ended June 30, 2011 to approximately $18.4 million in the six month ended June 30, 2012, which was offset in part by a decrease in other sales and marketing expenses of approximately $1.5 million, or 43%, from approximately $3.5 million for the six month period ended June 30, 2011 to approximately $2.0 million in the six month ended June 30, 2012.

Income from Operations

As a result of the foregoing, we had income from operations of approximately $14.9 million in the six month period ended June 30, 2012, representing an increase of approximately $4.7 million, or 46.1%, from approximately $10.2 million in the six month period ended June 30, 2011.

Income Tax Expenses

We recorded an income tax expense of approximately $4.9 million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively. The increase in income tax expense was primarily due to the increase in profits of Feihe Dairy, which is one of our major operations.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We had cash and cash equivalents of approximately $2.6 million and a working capital of approximately $20.8 million as of June 30, 2012, compared to a working capital deficiency of approximately $8.0 million as of December 31, 2011. We have significant cash commitments in the upcoming year, including maturity of short term bank loans of $46.7 million and the current portion of long term bank loans of $5.9 million. However, we believe we will be able to refinance much of our short-term bank loans when they become due and intend to do so. We have also taken steps to reduce our operating expenses. Accordingly, we believe that our cash generated from operations, existing cash, ability to draw down on unutilized credit lines, and cash outlays avoided by the sale of the Dairy Farms we previously operated will be sufficient to fund our expected cash flow requirements for at least next 12 months, including planned capital expenditures.

Cash Flows

As of June 30, 2012, we had retained earnings of approximately $74.8 million, cash and cash equivalents of approximately $2.6 million, total current assets of approximately $181.6 million and working capital of approximately $20.8 million.

Our summary cash flow information is as follows:

	Six months ended June 30,
	2012	2011
	($ in thousands)
Operating activities	31,097	19,516
Investing activities	5,722	(18,476)
Financing activities	(49,505)	(229)

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased approximately $11.4 million, from approximately $19.5 million for the six months period ended June 30, 2011 to approximately $31.1 million for the six month period ended June 30, 2012. This increase primarily reflected the following changes in working capital items:

•	Increase in net income of approximately $4.2 million, reflecting our strengthened profitability as discussed above;

•	Decrease in trade receivables of approximately $26.1 million, reflecting our efforts to collect from customers in a shorter period, compared to higher trade receivables and higher sales in the six month period ended June 30, 2011;

•	Increase in advance to suppliers of approximately $10.1 million, primarily due to increased prices of raw materials and increased numbers of suppliers;

•	Increase in inventories of approximately $6.2 million, primarily due to reduced cost of raw milk in this period, which led to increased purchases;

•	Increase in accounts payable of approximately $14.2 million, reflecting our efforts to effectively utilize cash on hand;

•	Decrease in advances from customers of approximately $5.7 million, reflecting our more efficient delivery of milk powder to customers; and

•	Decrease in other payables of approximately $9.2 million, primarily due to our paying less for property, plant and equipment and other taxes.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities primarily relates to proceeds from disposal of investments and expenditures associated with property, plant and equipment and construction of new facilities. We had net cash provided by investing activities of approximately $5.7 million for the six month period ended June 30, 2012, a decrease of approximately $24.2 million, from approximately $18.5 million net cash used in investing activities for the six month period ended June 30, 2011. This change was primarily attributable to a decrease of approximately $16.2 million in cash used in discontinued operations relating to purchase of property, plant and equipment and biological assets, as well as approximately $2.4 million in purchase of land use rights for the six month period ended June 30, 2011 compared to no such expenditures for the six month period ended June 30, 2012. We also collected proceeds from disposal of the Dairy Farms of approximately $10.2 million during the six month period ended June 30, 2012, offset by an increase of approximately $3.8 million in restricted cash.

Net Cash Used in Financing Activities

Net cash used in financing activities increased approximately $49.3 million, from approximately $0.2 million for the six month period ended June 30, 2011 to approximately $49.5 million for the six month period ended June 30, 2012. This was primarily attributable to approximately $10.3 million in repayment of bank loans for the six month period ended June 30, 2012, and an increase of approximately $25.9 million in payment for long term deposit associated with our financing of the redemption of Sequoia’s shares, redemption of redeemable common shares of approximately $32.7 million, offset by proceeds from other long term loans and repayment of accrued interest of approximately $25.9 million.

Outstanding Indebtedness

Short and Long Term Loans Payable

As of June 30, 2012, we had short term bank loans of approximately $46.7 million and long term bank loans of approximately $8.8 million from PRC banks. As of June 30, 2012, approximately $10.2 million of our short term bank loans contained various financial covenants. These covenants include requiring certain of our subsidiaries to maintain debt-to-equity ratios of not more than 60%, current ratios of 100% to 120%, quick ratios of at least 50%, or current assets of at least RMB8 million, depending on the loan. If our subsidiaries are unable to comply with these covenants or service our debt, we may lose control of parts of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could adversely affect our business, results of operations and financial condition. We may also need to secure additional future debt financing directly or through subsidiaries, which may contain various restrictive covenants and agreements, including cross-acceleration or cross-default provisions that could result in the default or acceleration under debt agreements based upon default or acceleration of any other debt agreement. As of June 30, 2012, we had met all of the financial covenants of the bank loans, except for a loan of $2.4 million. Despite the non-compliance, the bank did not demand immediate repayment of this loan which was secured by a personal guarantee of Mr. You-Bin Leng, our Chairman, Chief Executive Officer, President and General Manager.

During the six month period ended June 30, 2012, the largest aggregate amount of short term bank loans was approximately $23.6 million. The maturity dates of the short term bank loans outstanding from PRC banks as of June 30, 2012 ranged from August 30, 2012 to December 31, 2012. All short term bank loans that have become due have been refinanced or repaid. During the six month period ended June 30, 2012, the largest aggregate amount of long term bank loans was approximately $5.3 million. Long term bank loans outstanding from PRC banks as of June 30, 2012 will be due on December 23, 2013. The average annual interest rate on average short term bank loans and long term bank loans from PRC banks outstanding as of June 30, 2012 was 7.49% and 7.23%, respectively. The loans were secured by pledges of certain property, plant and equipment held by our subsidiaries or by guarantees of certain of our subsidiaries and personal guarantees of one of our directors. Our ability to incur additional secured indebtedness depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors.

Line of Credit

We have a one year, unsecured line of credit with a bank of approximately $111.6 million (RMB703 million) scheduled to expire in the last quarter of 2012. The line of credit entitles us to draw demand loans for general corporate purposes. If we were to draw on the line of credit, interest would be a base rate established by the People’s Bank of China on the unpaid principal amount. As of June 30, 2012, there were borrowings of approximately $36.5 million at an average interest rate of 6.61% under the line of credit. The net availability of the line of credit was approximately $75.1 million as of June 30, 2012. During the six month period ended June 30, 2012, the largest aggregate amount of borrowing under the line of credit was approximately $23.6 million

Equipment Financing

We have a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of approximately $756,000 in 2009 and require a payment of approximately $159,000 on January 30th of each year after successful completion of production quality tests. The equipment is depreciated over its estimated productive life of 14 years. As of each of June 30, 2012 and December 31, 2011, we had approximately $1.4 million and $1.5 million, respectively, of equipment under construction subject to the capital lease obligation.

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

Estimates of allowances for bad debts – We periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances. We perform this review quarterly, and in determining the allowances, a number of factors are considered, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry. As a result of this review and collection of older receivables, no extra allowance for bad debts was recognized for the six months ended June 30, 2012 and the allowance for bad debts increased by $507,244 for the six months ended June 30, 2011. Although our write-offs of bad debts have been minimal in recent years and we had no write-offs in the six month periods ended June 30, 2012, events and circumstances could occur that would require that we increase our allowance in the future.

Estimate of the useful lives of property, plant and equipment – We estimate the useful lives and residual values of our property, plant and equipment. We also review property, plant and equipment for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition. We recognized no impairments in the six month periods ended June 30, 2012 and 2011.

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

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed. Revenue is shown net of sales returns, which amounted to less than 0.8% of total sales for the six month periods ended June 30, 2012 and 2011, respectively, and net of sales discounts, which is determined based on our distributors’ sales volumes.

Product display fees – We have entered into a number of agreements with our resellers, whereby we pay the reseller an agreed upon amount to display our products. We have reduced sales by the amount paid under these agreements. For the three month period ended June 31, 2012 and 2011, product display fees from continuing operations were approximately $4.3 million and $4.2 million, respectively. For the six month periods ended June 30, 2012 and 2011, product display fees from continuing operations were approximately $10.7 million and $7.9 million, respectively. There were no product display fees in relation to our discontinued operations for the six month periods ended June 30, 2012 and 2011.

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

The fair value of awards is amortized over the requisite service period except for 1,332,000 options granted in July 2011 that vest upon performance conditions. For performance based awards, we assess the probability of meeting such conditions in order to determine the compensation cost to be recognized. Total compensation expense recognized in general and administrative expenses for the six month periods ended June 30, 2012 and 2011 were approximately $1.7 million and $0.8 million, respectively. Total compensation expenses recognized in general and administration expense for the three month periods ended June 30, 2012 and 2011, were approximately $0.6 million and $0.4 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest in fixed and variable income investments classified as cash and cash equivalents and short-term investments. Our cash and cash equivalents are placed primarily in demand deposits, with maturities of six months or less and short-term investments are mutual funds. Our borrowings bear fixed interest rates. As of June 30, 2012, we had short term loans of approximately $46.7 million and long term loans of approximately $8.8 million from PRC banks, the average interest rates on our outstanding short term bank loans and long term loans was 7.49% and 7.23%, respectively, and we paid interest expenses of approximately $1.9 million and $0.4 million on our short and long term loans during the six months ended June 30, 2012, respectively. If interest rates on our short and long term loans were to increase by 10% to 8.24% and 7.95%, respectively, our interest expenses would potentially increase by approximately $190,000 and $40,000, respectively. If interest rates on our short and long term loans were to decrease by 10% to 6.74% and 6.51%, respectively, our interest expenses would potentially decrease by approximately $190,000 and $40,000, respectively. In addition, if we were to draw on our line of credit, interest would be a base rate established by the People’s Bank of China on the unpaid principal amount. We have not used derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

We conduct substantially all of our operations in the PRC, and the Renminbi is the national currency in which our operations are conducted. We have not utilized any derivative financial instruments or any other financial instruments, nor do we utilize any derivative commodity instruments in our operations, nor any similar market sensitive instruments.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time. The exchange rates at each of June 30, 2012 and December 31, 2011 were approximately 6.3 Renminbi to 1 U.S. dollar. The exchange rate is currently permitted to float within a very limited range. However, there remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. We recognized a foreign currency translation gain (loss) of approximately $(2.4) million and $5.4 million for the six month period ended June 30, 2012 and 2011. If the exchange rate were to increase by 10% to $1.00 = RMB7.0, our foreign currency translation gain would potentially decrease by approximately $6.4 million. If the exchange rate were to decrease by 10% to $1.00 = RMB5.7, our foreign currency translation gain would potentially increase by approximately $8.0 million.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 5.4%, 3.3% and -0.7% in 2011, 2010 and 2009, respectively.

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

Management evaluated the effectiveness of our disclosure controls and procedures for the year ended December 31, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at December 31, 2011, because we had insufficient accounting personnel with appropriate knowledge of US GAAP. We are still in the process of remediating this material weakness, which substantially influenced the conclusion of our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of June 30, 2012.

Remediation Plan

The material weakness we identified as of December 31, 2011 was also identified by us as of December 31, 2010. We have undertaken or are in the process of undertaking a number of measures to improve our internal controls over financial reporting to address the material weakness. We have launched a recruitment program to hire additional qualified accounting personnel. We plan to hire additional qualified accounting personnel, as necessary to fulfill our reporting obligations and to reinforce our internal audit function. We have also implemented regular and continuous U.S. GAAP accounting and financial reporting training programs for our existing accounting and reporting personnel, including senior financial officers. The costs for such remediation plan cannot yet be quantified but are not likely to be significant. However, we do not expect that our plan will fully remediate the material weakness identified above until at least December 31, 2012, and it may not ensure the adequacy of our internal controls over our financial reporting and processes in the future. If we experience additional material weaknesses or significant deficiencies in our internal controls over financial reporting in the future, investors may lose confidence in our reported financial information, with could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to further improve our internal control systems and procedures.

Changes in Internal Controls

As discussed above in connection with our remediation plans, we have undertaken or are in the process of undertaking a number of measures to improve our internal controls over financial reporting to address the material weakness identified as of December 31, 2011. Except for such measures, there have not been any changes in our internal control over financial reporting for the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive data files of the following materials from the Company’s quarterly report on Form 10-Q: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Change in Equity for the six months ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements *	X

*	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEIHE INTERNATIONAL, INC.

Date: August 9, 2012	By:	/s/ Leng You-Bin
Leng You-Bin
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Liu Hua
Liu Hua
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive data files of the following materials from the Company’s quarterly report on Form 10-Q: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Change in Equity for the six months ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements *	X

*	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.