Form 10-Q
period 2012-09-30
Feihe International Inc
filed 2012-11-09
CIK 789868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2012 was 19,784,291.

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Feihe International,” and “the Company” refer to Feihe International, Inc., a Utah corporation, and its consolidated subsidiaries. References to “dollars” and “$” are to United States dollars.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FEIHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2012	2011
	US$	US$
Assets
Current assets:
Cash and cash equivalents	2,274,955	15,353,882
Restricted cash	6,769,629	1,056,579
Notes and loans receivable, net of allowance for doubtful accounts of $3,350,056, as of September 30, 2012 and December 31, 2011, respectively	—	—
Trade receivables, net of allowance for doubtful accounts of $812,090 and $810,864, as of September 30, 2012 and December 31, 2011, respectively	16,607,970	40,690,638
Due from related parties	37,791	194,759
Advances to suppliers	27,475,374	11,841,936
Inventories, net	44,782,639	33,328,949
Prepayments and other current assets	—	50,427
Income taxes receivable	1,408,779	1,406,653
Input value-added taxes	1,297,389	965,685
Other receivables	17,649,157	13,742,625
Consideration receivable – current	80,291,499	79,337,423
Investment in mutual funds – available-for-sale	116,546	111,116
Assets held for sale	2,387,996	2,384,391
Total current assets	201,099,724	200,465,063

Investments:
Investment at cost	286,422	285,990
	286,422	285,990
Property, plant and equipment:
Property, plant and equipment, net	123,683,509	128,739,637
Construction in progress	17,137,526	14,895,512
	140,821,035	143,635,149

Other assets:
Advance to suppliers – non-current	6,382,308	3,741,454
Long term deposit	78,336,834	46,139,913
Consideration receivables – non-current	—	19,450,201
Deferred tax assets – non-current	2,863,870	9,805,701
Prepaid leases for land use rights	17,987,709	18,280,745
Total assets	447,777,902	441,804,216

Liabilities
Current liabilities:
Short term bank loans	59,035,071	54,616,375
Accounts payable	44,465,872	39,077,499
Notes payable	3,182,484	—
Accrued expenses	6,371,885	6,943,370
Income tax payable	514,361	734,389
Advances from customers	10,799,243	17,899,560
Due to related parties	50,920	86,213
Advances from employees	328,888	415,253
Employee benefits and salary payable	8,013,360	9,777,537
Other payables	31,150,099	39,561,388
Current portion of long term bank loans	5,953,631	5,945,439
Current portion of capital lease obligation	134,710	288,066
Accrued interest	—	395,783
Redeemable common stock (US$0.001 par value, nil and 1,312,500 shares issued and outstanding as of September 30, 2012 and December 31, 2011), respectively	—	32,696,658
Total current liabilities	170,000,524	208,437,530

Long term bank loans, net of current portion	2,976,293	5,943,726
Capital lease obligation, net of current portion	288,683	430,180
Other long term loan	59,222,577	32,803,289
Accrued interest	—	170,555
Unrecognized tax benefits – non-current	10,654,787	14,806,768
Deferred income	4,607,006	3,711,033
Total liabilities	247,749,870	266,303,081

Commitments and contingencies (see Note 23)

Equity
Feihe International, Inc. shareholders’ equity:
Common stock (US$0.001 par value, 50,000,000 shares authorized; 19,784,291 and 19,714,291 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)	19,784	19,714
Additional paid-in capital	61,380,588	58,920,283
Common stock warrants	1,774,151	1,774,151
Statutory reserves	11,341,427	11,341,427
Accumulated other comprehensive income	43,216,008	42,730,802
Retained earnings	82,296,074	60,696,815
Total Feihe International, Inc. shareholders’ equity	200,028,032	175,483,192
Noncontrolling interests	—	17,943
Total equity	200,028,032	175,501,135
Total liabilities and equity	447,777,902	441,804,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEIHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	US$	US$	US$	US$
Sales	66,063,396	75,372,031	192,382,797	205,920,601

Cost of goods sold	(29,810,627)	(47,897,512)	(86,832,560)	(124,487,794)

Gross profit	36,252,769	27,474,519	105,550,237	81,432,807

Operating and administrative expenses:
Sales and marketing	(27,084,010)	(18,189,157)	(70,834,189)	(54,013,376)
General and administrative	(4,109,154)	(6,620,974)	(14,841,476)	(17,376,737)
Total operating expenses	(31,193,164)	(24,810,131)	(85,675,665)	(71,390,113)

Other operating income, net	311,666	506,956	405,569	3,367,465

Income from operations	5,371,271	3,171,344	20,280,141	13,410,159

Other income (expenses):
Interest income	14,604	20,067	55,109	65,486
Interest and finance costs	(635,644)	(1,076,261)	(2,920,757)	(3,123,153)
Government subsidy	1,841,887	3,418,184	8,040,128	7,391,066
Gain on deregistration of subsidiaries	—	—	180,077	—
Income from continuing operations before income tax expenses and noncontrolling interests	6,592,118	5,533,334	25,634,698	17,743,558

Income tax credit (expenses)	936,679	(2,546,209)	(4,002,635)	(5,178,588)
Net income from continuing operations	7,528,797	2,987,125	21,632,063	12,564,970
Loss from discontinued operations, net of tax	—	(1,969,820)	—	(1,629,948)
Net income	7,528,797	1,017,305	21,632,063	10,935,022
Net income attributable to noncontrolling interests	—	(544,655)	(24,209)	(599,442)
Net income attributable to common shareholders of Feihe International, Inc.	7,528,797	472,650	21,607,854	10,335,580

Net income	7,528,797	1,017,305	21,632,063	10,935,022
Other comprehensive income, net of tax
Foreign currency translation adjustments	2,920,875	3,543,477	429,029	8,995,227
Change in fair value of available for sale investments	(1,988)	(16,522)	5,430	(15,618)
Other comprehensive income	2,918,887	3,526,955	434,459	8,979,609
Comprehensive income	10,447,684	4,544,260	22,066,522	19,914,631
Comprehensive income attributable to the noncontrolling interest	—	54,065	17,943	10,692
Comprehensive income attributable to common shareholders of Feihe International, Inc.	10,447,684	4,598,325	22,084,465	19,925,323

Net income from continuing operations per share of common stock
Basic	0.38	0.11	1.07	0.60
Diluted	0.38	0.11	1.07	0.60

Net income from continuing operations per share of redeemable common stock
Basic	—	0.11	1.07	0.55
Diluted	—	0.11	1.07	0.55

Net income from discontinued operations, net of tax per share of common stock
Basic	—	(0.09)	—	(0.07)
Diluted	—	(0.09)	—	(0.07)

Net income from discontinued operations, net of tax per share of redeemable common stock
Basic	—	(0.09)	—	(0.07)
Diluted	—	(0.09)	—	(0.07)

Weighted average shares used in calculating net income per share of common stock
Basic	19,784,291	19,694,117	19,747,247	19,678,983
Diluted	19,784,291	19,694,117	19,747,247	19,688,903

Weighted average shares used in calculating net income per share of redeemable common stock
Basic	—	1,968,750	364,051	2,252,404
Diluted	—	1,968,750	364,051	2,252,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEIHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

	Feihe International, Inc. Shareholders
	Common Stock
	(US$0.001 par value)					Accumulated
	Number		Additional	Common		Other
	of	Par	Paid-in	Stock	Statutory	Comprehensive	Retained	Noncontrolling	Total
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Interest	Equity
		US$	US$	US$	US$	US$	US$	US$	US$
Balance as of December 31, 2010	19,671,291	19,671	57,177,680	1,774,151	9,132,581	32,836,344	60,731,029	66,933	161,738,389
Share-based compensation	35,000	35	1,927,123	—	—	—	—	—	1,927,158
Net income	—	—	—	—	—	—	10,335,580	599,442	10,935,022
Other comprehensive income	—	—	—	—	—	8,968,917	—	10,692	8,979,609
Settlement of redeemable common stock	—	—	—	—	—	—	1,033,738	—	1,033,738
Balance as of September 30, 2011	19,706,291	19,706	59,104,803	1,774,151	9,132,581	41,805,261	72,100,347	677,067	184,613,916

	Feihe International, Inc. Shareholders
	Common Stock
	(US$0.001 par value)					Accumulated
	Number		Additional	Common		Other
	of	Par	Paid-in	Stock	Statutory	Comprehensive	Retained	Noncontrolling	Total
	Shares	Value	Capital	Warrants	Reserves	Income	Earnings	Interest	Equity
		US$	US$	US$	US$	US$	US$	US$	US$
Balance as of December 31, 2011	19,714,291	19,714	58,920,283	1,774,151	11,341,427	42,730,802	60,696,815	17,943	175,501,135
Share-based compensation	70,000	70	2,460,305	—	—	—	—	—	2,460,375
Net income	—	—	—	—	—	—	21,607,854	24,209	21,632,063
Release upon deregistration of subsidiaries	—	—	—	—	—	50,754	(8,595)	(42,159)	—
Other comprehensive income	—	—	—	—	—	434,452	—	7	434,459
Balance as of September 30, 2012	19,784,291	19,784	61,380,588	1,774,151	11,341,427	43,216,008	82,296,074	—	200,028,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEIHE INTERNATIONAL, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2012	2011
	US$	US$
Cash flows from operating activities:
Net income	21,632,063	10,935,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,100,689	4,427,224
Amortization of prepaid leases	293,251	354,154
Amortization of other intangible assets	—	147,377
Amortization of capital lease	22,147	26,314
(Gain) Loss on disposal of property, plant and equipment	(8,822)	62,827
Provision for doubtful accounts	—	(66,804)
Reversal of inventory reserve	—	(547,122)
Impairment of goodwill	—	555,387
Impairment of other intangible assets	—	457,023
Share-based compensation	2,460,375	1,927,158
Changes in assets and liabilities
Decrease in notes receivable	—	145,323
Decrease (increase) in trade receivables	23,953,165	(3,969,044)
Decrease (increase) in due from related parties	157,244	(3,708,590)
Increase in advances to suppliers	(15,466,275)	(3,299,730)
(Increase) decrease in inventories	(11,319,907)	17,527,410
Decrease in prepayments and other current assets	50,134	150,404
Decrease in income taxes receivable	—	5,758,590
(Increase) decrease in recoverable value-added taxes	(339,131)	5,826,200
Increase in other receivables	(3,827,889)	(17,195,125)
Decrease in deferred tax assets	6,941,830	—
Increase in notes payable	3,159,209	1,286,707
Increase in accounts payable	13,670,368	3,912,414
Decrease in accrued expenses	(576,830)	(1,604,883)
Decrease in income tax payable	(270,332)	(460,008)
Decrease in advances from customers	(7,075,227)	(1,165,711)
(Decrease) increase in due to related parties	(35,355)	46,853
(Decrease) increase in advances from employees and employee benefits and salary payable	(1,787,857)	629,484
(Decrease) increase in other payables	(8,426,098)	116,316
(Decrease) increase in unrecognized tax benefits – non-current	(4,151,981)	128,412
Increase in deferred income	884,117	—
Net cash provided by continuing operations	26,038,888	22,403,582
Net cash provided by discontinued operations	—	18,307,661
Net cash provided by operating activities	26,038,888	40,711,243

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,611,771)	(5,782,380)
Purchase of land use right	—	(2,419,960)
Deposits received from the Purchaser of Dairy Farms	—	16,676,991
Repayment of consideration receivable	10,199,540	—
Proceeds from sale of property, plant and equipment	832,256	—
Change in restricted cash	(5,666,599)	2,590,749
Net cash (used in) provided by continuing operations	(1,246,574)	11,065,400
Net cash used in discontinued operations	—	(18,338,059)
Net cash used in investing activities	(1,246,574)	(7,272,659)

Cash flows from financing activities:
Proceeds from short term bank loans	16,548,915	11,885,431
Repayment of short term bank loans	(12,212,781)	(13,888,618)
Repayment of long term bank loans	(2,944,880)	(2,896,353)
Redemption of redeemable common stock	(32,696,658)	(16,145,495)
Proceeds from other long term loans	25,852,951	16,400,000
Payment for long term deposits	(32,031,083)	(24,677,600)
Payment on capital lease obligations	(314,792)	—
Net cash used in continuing operations	(37,798,328)	(29,322,635)
Net cash used in discontinued operations	—	(8,119,311)
Net cash used in financing activities	(37,798,328)	(37,441,946)

Effect of exchange rate changes on cash	(72,913)	571,212
Net decrease in cash and cash equivalents	(13,078,927)	(3,432,150)

Cash and cash equivalents, beginning of period	15,353,882	17,529,582
Cash and cash equivalents, end of period	2,274,955	14,097,432

Supplemental disclosure of cash flow information:
Continuing operations
Cash paid during the period for income tax	(1,553,748)	(1,872,245)
Cash received during the period for tax refund	8,009,070	3,385,152
Interest paid during the period	(3,231,945)	(4,182,152)

Discontinued operations
Cash paid during the period for income tax	—	—
Cash received during the period for tax refund	—	—
Interest paid during the period	—	(855,389)

Supplemental disclosure of non-cash investing and financing activities:
Settlement of consideration receivable by raw milk supply	8,441,439	—
Settlement of redeemable common stock	—	1,033,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEIHE INTERNATIONAL, INC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION AND NATURE OF OPERATION

The accompanying condensed consolidated financial statements include the financial statements of Feihe International, Inc., formerly known as American Dairy, Inc. (the “Company” or “Feihe International”) and its subsidiaries. The Company and its subsidiaries are collectively referred to as the “Group.” Substantially all of the Group’s operations are conducted in the People’s Republic of China.

The core activities of subsidiaries included in the condensed consolidated financial statements are as follows:

•	Feihe China Nutrition Company, formerly known as American Flying Crane Corporation – Investment holding
•	Langfang Flying Crane Dairy Products Co., Limited (“Langfang Feihe”) – Packaging and distributing dairy products
•	Gannan Flying Crane Dairy Products Co., Limited (“Gannan Feihe”) – Manufacturing dairy products
•	Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”) – Manufacturing and distributing dairy products
•	Baiquan Feihe Dairy Co., Limited (“Baiquan Feihe”) – Produced dairy products until business closed on May 23, 2012
•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited – Marketing and distributing dairy products
•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (“Shanxi Feihe”) – Manufacturing and distributing walnut and soybean products
•	Qiqihaer Feihe Soybean Co., Limited (“Feihe Soybean”) – Manufacturing and distributing soybean products
•	Heilongjiang Aiyingquan International Trading Co., Limited – Marketing and distributing water and cheese, specifically marketed for consumption by children
•	Heilongjiang Flying Crane Trading Co., Limited (“Feihe Trading”) – Distributed milk and soybean related products until business closed on May 23, 2012.

2.	BASIS OF PREPARATION

General

The accompanying unaudited condensed consolidated financial statements of the Group have been prepared by the Group in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting. In the opinion of the Group’s management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring adjustments) necessary to present fairly its financial position and the results of its operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with the SEC on Form 10-K, as amended, for the year ended December 31, 2011. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

As of September 30, 2012, the Group had cash and cash equivalents of approximately $2.3 million and a working capital of $31.1 million. The Group has significant cash commitments in the next 12 months, including maturity of short term bank loans of $59.0 million and the current portion of long-term bank loans of $6.0 million. However, the Group believes it will be able to refinance much of its short term bank loans when they become due and intends to do so. In addition, the Group has also taken steps to reduce its operating expenses. If the Group is able to continue refinancing or finding replacement short-term bank loans, it believes that its cash generated from operations, existing cash, ability to draw down on unutilized credit lines, and cash outlays avoided by the sale of its farms will be sufficient to fund its expected cash flow requirements, for at least the next 12 months, including planned capital expenditures. The Group expects to realize its assets and satisfy its liabilities in the normal course of business. As a result, the accompanying condensed consolidated financial statements have been prepared assuming the Group will continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities as that might be necessary if the Group is unable to continue as a going concern.

For the period ended September 30, 2012, the Group has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2011.

Recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an update regarding testing for impairment of indefinite lived intangibles other than goodwill. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

3.	TAXATION

The Company and Feihe China Nutrition Company are subject to U.S. federal and state income taxes, and the Company’s subsidiaries incorporated in the People’s Republic of China (the “PRC”) are subject to enterprise income taxes in the PRC.

The Company recorded an income tax benefit of approximately $0.9 million and an income tax expense of $2.5 million for the three months ended September 30, 2012 and 2011, respectively. The Company recorded an income tax expense of approximately $4.0 million and $5.2 million for the nine months ended September 30, 2012 and 2011, respectively. During the three and nine months ended September 30, 2012, the Group recorded a higher pre-tax profit. The increase in tax expense as a result of higher profit was offset by a tax credit recorded in relation to a reversal of uncertain income tax liabilities of its unrecognized tax benefits of $4.4 million, resulting the decrease in income tax expense in these periods.

The Company had cumulatively accrued approximately $1.7 million and $1.7 million for estimated interest and penalties related to uncertain tax positions as of September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, the Company recorded an expense of $0.1 million and $0.1 million for estimated interest and penalties, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded a benefit of $0.2 million and an expense of $0.1 million for estimated interest and penalties, respectively.

Aggregate undistributed earnings of approximately $147 million as of September 30, 2012 of the Group’s PRC subsidiaries that were available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividends withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

Years from 2007 to 2011 of the Company remain open for US federal and state income tax purposes, and tax years from 2007 to 2011 of the PRC subsidiaries remain open to examination by tax authorities in the PRC.

4.	EARNINGS PER SHARE OF COMMON STOCK

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	US$	US$	US$	US$
Net income (loss) attributable to Feihe International, Inc. shareholders
Net income from continuing operations	7,528,797	2,442,470	21,607,854	11,965,528
Net loss from discontinued operations, net of tax	—	(1,969,820)	—	(1,629,948)
Net income attributable to Feihe International, Inc. shareholders	7,528,797	472,650	21,607,854	10,335,580
Settlement of redeemable common stock	—	—	—	1,033,738
	7,528,797	472,650	21,607,854	11,369,318
Net income (loss) attributable to Feihe International, Inc. for computing net income per share of common stock - Basic
Net income from continuing operations	7,528,797	2,220,495	21,216,713	11,770,377
Net loss from discontinued operations, net of tax	—	(1,790,800)	—	(1,462,549)
Net income attributable to Feihe International, Inc. allocated for computing net income per share of common stock - Basic	7,528,797	429,695	21,216,713	10,307,828

Net income (loss) attributable to Feihe International, Inc. for computing net income per redeemable common stock - Basic
Net income from continuing operations	—	221,975	391,141	1,228,887
Net loss from discontinued operations, net of tax	—	(179,020)	—	(167,399)
Net income attributable to Feihe International, Inc. allocated for computing net income per share of redeemable common stock - Basic	—	42,955	391,141	1,061,488

Net income (loss) attributable to Feihe International, Inc. for computing net income per share of common stock – Diluted
Net income from continuing operations	7,528,797	2,220,495	21,216,713	11,770,932
Net loss from discontinued operations, net of tax	—	(1,790,800)	—	(1,462,624)
Net income attributable to Feihe International, Inc. for computing net income per share of common stock – Diluted	7,528,797	429,695	21,216,713	10,308,308

Net income (loss) attributable to Feihe International, Inc. for computing net income per redeemable common stock - Diluted
Net income from continuing operations	—	221,975	391,141	1,228,332
Net loss from discontinued operations, net of tax	—	(179,020)	—	(167,324)
Net income attributable to Feihe International, Inc. allocated for computing net income per share of common stock - Diluted	—	42,955	391,141	1,061,008

Weighted-average common stock outstanding used in computing net income (loss) per share of common stock - Basic	19,784,291	19,694,117	19,747,247	19,678,983
Weighted-average common stock outstanding used in computing net income (loss) per share of common stock – Diluted (i)	19,784,291	19,694,117	19,747,247	19,688,903
Weighted-average shares of redeemable common stock outstanding used in computing net income (loss) per share of redeemable common stock – Basic	—	1,968,750	364,051	2,252,404
Weighted-average shares of redeemable common stock outstanding used in computing net income (loss) per share of redeemable common stock – Diluted	—	1,968,750	364,051	2,252,404

Net income (loss) per share of common stock – Basic
Income from continuing operations attributable to Feihe International, Inc	0.38	0.11	1.07	0.60
Loss from discontinued operations attributable to Feihe International, Inc., net of tax	—	(0.09)	—	(0.07)
Net income attributable to Feihe International, Inc.	0.38	0.02	1.07	0.53

Net income (loss) per share of common stock – Diluted
Income from continuing operations attributable to Feihe International, Inc	0.38	0.11	1.07	0.60
Loss from discontinued operations attributable to Feihe International, Inc., net of tax	—	(0.09)	—	(0.07)
Net income attributable to Feihe International, Inc.	0.38	0.02	1.07	0.53

Net income (loss) per share of redeemable common stock – Basic
Income from continuing operations attributable to Feihe International, Inc.	—	0.11	1.07	0.55
Loss from discontinued operations attributable to Feihe International, Inc., net of tax	—	(0.09)	—	(0.07)
Net income attributable to Feihe International, Inc.	—	0.02	1.07	0.48

Net income (loss) per share of redeemable common stock – Diluted
Income from continuing operations attributable to Feihe International, Inc.	—	0.11	1.07	0.55
Loss from discontinued operations attributable to Feihe International, Inc., net of tax	—	(0.09)	—	(0.07)
Net income attributable to Feihe International, Inc.	—	0.02	1.07	0.48

(i)	The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted-average shares – Basic	19,784,291	19,694,117	19,747,247	19,678,983
Effect of dilutive securities
Stock options	—	—	—	9,920
Weighted-average shares – Diluted	19,784,291	19,694,117	19,747,247	19,688,903

For the three and nine months ended September 30, 2012, 1,416,000 (2011: 2,066,245) and 1,446,000 (2011: 1,982,245) shares of the Company’s common stock issuable upon exercise of options were excluded from the calculation of diluted income per share because their exercise prices exceeded the average market values in those periods. For the three and nine months ended September 30, 2012, 237,937 (2011: 237,937) shares of the Company’s common stock issuable upon exercise of warrants were excluded from the calculation of diluted income per share because their exercise prices exceeded the average market values in those periods.

5.	DISCONTINUED OPERATIONS

Kedong Farm and Gannan Farm (the “Dairy Farms”) were formed in July 2007 to operate the dairy farms of the Company. On August 1, 2011, the Company entered into an Equity Purchase Agreement (as amended, the “Agreement”) with Haerbin City Ruixinda Investment Company Ltd. (the “Purchaser”). Pursuant to the Agreement, the Company and Jinyan Ma (noncontrolling interest holder of the Dairy Farms) agreed to sell to the Purchaser all of the equity interests of Kedong Farm and Gannan Farm for an aggregate purchase price of RMB849 million (approximately $133.1 million), including RMB114.5 million (approximately $18.0 million) in cash and RMB734.5 million (approximately $115.1 million) in deferred payment. The Company has the right to call for raw milk at RMB122.4 million (approximately $19.2 million) each quarter in the 18 months following September 30, 2011 to settle the deferred payment. If the value of the raw milk provided by the Dairy Farms each quarter is less than RMB122.4 million, the shortfall of the amount will be settled in cash. During the three months and nine months ended September 30, 2012, the Company received nil and $10.2 million in cash from the Purchaser of Dairy Farms and $0.4 million and $8.4 million in raw milk supply, respectively.

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

The following table presents the components of discontinued operations in relation to the Dairy Farms reported in the condensed consolidated statements of operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	US$	US$	US$	US$
Sales from external customers	—	15,076,313	—	39,430,233
Intersegment sales	—	2,998,407	—	8,824,366
Loss from operations	—	(2,889,314)	—	(2,549,442)
Income tax benefits	—	919,494	—	919,494
Net loss from discontinued operations	—	(1,969,820)	—	(1,629,948)

6.	RESTRICTED CASH

Restricted cash consists of bank demand deposits for letters of credit and commercial notes. These instruments are mainly used by the Group for the short term financing of whey powder (2011: imported dairy cows and whey powder).

7.	ADVANCES TO SUPPLIERS

Advances to suppliers consist primarily of advances for inventories and equipment, not delivered at the balance sheets date. The Group utilizes advances to suppliers in an effort to keep future purchasing prices stable and consistent.

Advanced amounts are refundable if the transaction is not completed by the other party in accordance with the terms of the contract or agreement. During the three months and nine month periods ended September 30, 2012 and 2011, no advances to suppliers were refunded in cash.

8.	INVENTORIES, NET

The inventory amounts included in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
	US$	US$
Raw materials	10,149,035	15,461,871
Work-in-progress	22,494,466	8,678,336
Finished goods	12,139,138	9,188,742
Total inventories, net	44,782,639	33,328,949

9.	OTHER RECEIVABLES AND CONSIDERATION RECEIVABLE

Other receivables as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
	US$	US$
Advances to employees	1,311,957	470,475
Advances to third parties (i)	7,428,396	3,922,846
Due from Heilongjiang Feihe Yuanshengtai Co., Ltd. (ii)	8,438,947	8,947,808
Others	469,857	401,496
Other receivables	17,649,157	13,742,625

(i)	These are funds lent to third parties, which are unsecured, non-interest bearing, and repayable within one year.

(ii)	Heilongjiang Feihe Yuanshengtai Co., Ltd. (“Yuanshengtai”) was partially owned by two officers and directors of the Company, Mr. Leng You-Bin and Mr. Liu Sheng-Hui, before January 2010. Those shares held by Mr. Leng You-Bin and Mr. Liu Sheng-Hui have been transferred to unrelated third parties who held no ownership interests in Yuanshengtai in January 2010. The balances are payments made by the Group on behalf of Yuanshengtai to purchase biological assets and property, plant and equipment. The balances are unsecured, non-interest bearing and repayable on demand.

Consideration receivable from disposal of the Dairy Farms as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
	US$	US$
Current	80,291,499	79,337,423
Non-current	—	19,450,201
Consideration receivable	80,291,499	98,787,624

10.	ASSETS HELD FOR SALE

On October 28, 2011, the Company entered into an asset purchase agreement with a PRC individual, Mao Haifeng, to sell all of the property, plant and equipment and the prepaid leases with a carrying value of $2.1 million and $154,000 at Baiquan Feihe, respectively. The asset sale was not yet completed as of September 30, 2012 as certain conditions precedent to the sale were not met. The buyer has extended the right to terminate the asset purchase agreement with the Company if the conditions precedent are not met from May 31, 2012 to the end of July 2013. Management of the Company expects that the asset sale will be completed in July 2013. The assets underlying this agreement were recognized as assets held for sale. As of September 30, 2012, assets held for sale was $2,387,996.

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

Investment in mutual funds is carried at fair value based on the quoted market prices of the underlying fund as of September 30, 2012 and December 31, 2011. Unrealized loss recorded for the three months ended September 30, 2012 and 2011 were $(1,988) and $(16,522), respectively. Unrealized gain (loss) recorded for the nine months ended September 30, 2012 and 2011 were $5,430 and $(15,618), respectively.

		Fair value measurement
		Quoted prices in active markets of identical assets	Significant other observable inputs	Significant unobservable inputs
Description		(Level 1)	(Level 2)	(Level 3)
	US$	US$	US$	US$
Investment in mutual funds – September 30, 2012	116,546	116,546	—	—
Investment in mutual funds – December 31, 2011	111,116	111,116	—	—

12.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment and related accumulated depreciation as of September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
	US$	US$
Buildings and plant	70,921,709	71,761,419
Machinery and equipment	80,847,926	79,153,189
Office equipment	3,980,284	2,418,688
Motor vehicles	2,831,407	4,236,268
	158,581,326	157,569,564
Less: Accumulated depreciation	(34,897,817)	(28,829,927)
Property, plant and equipment, net	123,683,509	128,739,637

(1) Depreciation expenses

Depreciation expenses for the Group’s continuing operations for the three months ended September 30, 2012, and 2011 were $2,211,437 and $1,256,773, respectively, of which $1,335,556 and $644,061 were included as a component of cost of goods sold in the respective periods.

Depreciation expenses for the Group’s continuing operations for the nine months ended September 30, 2012, and 2011 were $6,100,689 and $4,427,224, respectively, of which $4,215,116 and $1,920,723 were included as a component of cost of goods sold in the respective periods.

(2) Pledged property, plant and equipment and land use rights

The net book value of buildings and plant, and machinery and equipment and land use rights pledged for bank loans were $44,650,892 and $4,314,103 as of September 30, 2012, respectively.

(3) Capitalized interest

No interest expenses were capitalized in property, plant and equipment for the three and nine months ended September 30, 2012 and 2011.

13.	CONSTRUCTION IN PROGRESS

Construction in progress included in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 comprised the following:

	September 30,	December 31,
	2012	2011
Langfang Feihe production factory facilities	—	1,514
Gannan Feihe production factory facilities	16,682,230	14,417,518
Feihe soybean processing facilities	455,296	454,608
Others	—	21,872
Total	17,137,526	14,895,512

$79,719 and $351,396 of interest expenses were capitalized in construction in progress for the three months ended September 30, 2012 and 2011, respectively. $368,380 and $940,690 of interest expenses were capitalized in construction in progress for the nine months ended September 30, 2012 and 2011, respectively.

14.	SHORT TERM BANK LOANS

Short term bank loans included in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
	US$	US$
Loan payable to a bank in PRC, bearing interest at 5.81% per annum, secured by machinery and an undertaking from Feihe Dairy to maintain debt-to-equity ratio of not more than 70% and current ratio of at least 100%, due and repaid on January 25, 2012	—	1,429,956

Loan payable to a bank in PRC, bearing interest at 6.31% per annum, secured by machinery, due and repaid on April 6, 2012	—	5,997,871

Loan payable to a bank in PRC, bearing interest at 6.89% per annum, guaranteed by Feihe Dairy and an undertaking from Gannan Feihe to maintain debt-to-equity ratio of not more than 60% and current ratio of at least 120%, due and repaid on August 30, 2012 (i)	—	3,177,680

Loan payable to a bank in PRC, bearing interest at 6.89% per annum, guaranteed by Feihe Dairy and an undertaking from Gannan Feihe to maintain debt-to-equity ratio of not more than 60% and current ratio of at least 120%, due and repaid on September 14, 2012 (i)	—	1,588,840

Loan payable to a bank in PRC, bearing interest at 6.56% per annum, secured by Feihe Dairy’s plant and land use rights, payable on November 23, 2012 (ii)	7,956,209	7,944,200

Loan payable to a bank in PRC, bearing interest at 6.56% per annum, payable on November 23, 2012 (ii)	23,868,626	23,832,600

Loan payable to a bank in PRC, bearing interest at 6.89% per annum, guaranteed by Feihe Dairy and an undertaking from Gannan Feihe to maintain debt-to-equity ratio of not more than 60% and current ratio of at least 100% and quick ratio of at least 50%, payable on December 21, 2012 (i)	3,182,484	3,177,680

Loan payable to a bank in PRC, bearing interest at a floating interest rate at RMB benchmark deposit interest rates per annum, unsecured and due on December 26, 2012	2,545,987	2,542,144

Loan payable to a bank in PRC, bearing interest at a floating interest rate at RMB benchmark deposit interest rates per annum, secured by Feihe Dairy’s plant and land use rights, repayable on December 26, 2012	2,545,987	2,542,144

Loan payable to a bank in PRC, bearing interest at a floating interest rate at 130% of RMB benchmark deposit interest rate per annum, secured by a property, and an undertaking from Beijing Feihe to maintain current assets of not less than RMB8 million ($1,272,993), net assets of at least RMB2 million ($318,248) and current ratio of at least 100%, repayable on December, 31, 2012 (iii)	2,386,864	2,383,260

Loan payable to a bank in PRC, bearing interest at 6.94% per annum, secured by Feihe Soybean’s land use rights and buildings and an undertaking from Feihe Dairy to maintain debt-asset ratio of not more than 70%, current ratio of at least 100% and quick ratio of at least 50%, payable on July 1, 2013	1,909,490	—

Loan payable to a bank in PRC, bearing interest at 6.94% per annum, and an undertaking from Feihe Dairy to maintain debt-asset ratio of not more than 70%, current ratio of at least 100%, quick ratio of at least 50%, payable on July 1, 2013	1,909,490	—

Loan payable to a bank in PRC, bearing interest at 6.00% per annum, secured by Gannan Feihe’s machineries, payable on July 9, 2013	7,956,209	—

Loan payable to a bank in PRC, bearing interest at 6.30% per annum, guaranteed by Feihe Dairy, payable on August 29, 2013 (i)	3,182,484	—

Loan payable to a bank in PRC, bearing interest at 6.30% per annum, guaranteed by Feihe Dairy, payable on September 19, 2013 (i)	1,591,241	—

Total	59,035,071	54,616,375

(i)	Feihe Dairy guaranteed the loans payable to a bank in the PRC for a period beginning on August 30, 2012 and ending on the two year anniversary of the loan’s maturity date. The maximum potential future payment amount under the terms of the guarantee is RMB50,000,000 (approximately $7,956,209) as of September 30, 2012.

(ii)	These loans were granted pursuant to a loan facility letter and have made available to the Company up to RMB500 million (approximately $79.6 million) until July 24, 2013. These loans were also secured by a personal guarantee of Mr. Leng You-Bin, Chairman, Chief Executive Officer, President, and General Manager of the Group, for a period of one year from November 24, 2011 to November 23, 2012.

(iii)	The loan was also secured by a personal guarantee of Mr. Leng for a period of one year.

All of the short term bank loans are denominated in RMB and therefore subject to exchange rate fluctuations. As of September 30, 2012, the Company had met all the financial covenants of the above loans, except for a loan of $2,386,864. Despite of the non-compliance, the bank did not demand immediate repayment of this loan which was secured by a personal guarantee of Mr. Leng.

15.	ACCRUED EXPENSES

Accrued expenses as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
	US$	US$
Accrued sales and marketing expenses	6,053,192	6,167,090
Other accrued expenses	318,693	776,280
	6,371,885	6,943,370

Accrued sales and marketing expenses include advertising, transportation costs and sales department salaries.

16.	OTHER PAYABLES

Other payables as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
	US$	US$
Payable for property, plant and equipment	13,413,189	18,865,860
Payable for land use rights	139,714	137,933
Other tax payable	6,710,093	9,578,354
Deposits from distributors	3,399,252	2,475,810
Payable to local County Finance Bureaus (i)	1,375,012	1,180,954
Payable to unrelated parties, due on demand	2,033,842	442,600
Others (ii)	4,078,997	6,879,877
	31,150,099	39,561,388

(i)	The Group received funding from the local County Finance Department for construction of the production facilities in the region and working capital usage. Although no repayment terms were attached with the funds, the Group considers them to be unsecured, non-interest bearing loans from the County Finance Department that are repayable on demand.

(ii)	Other payables mainly include deposits received from logistics companies and milk collection stations, prepayments made by employees on behalf of the Group, advertising costs, and other miscellaneous payables.

17.	LONG TERM BANK LOANS

Long term bank loans consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	US$	US$
Loan payable to a bank in PRC, bearing interest at 5.76% per annum, guaranteed by Langfang Feihe and payable on maturity. The loan commenced on December 24, 2009 and was originally due on December 24, 2014. The maturity date was changed to December 23, 2013 pursuant to a supplemental agreement	5,389,411	8,353,996

Loan payable to a bank in PRC, bearing interest at 5.96% per annum, secured by certain land use rights of Gannan Feihe. The loan commenced on December 24, 2010 and was originally due on December 24, 2015. The maturity date was changed to December 23, 2013 pursuant to a supplemental agreement	3,540,513	3,535,169

	8,929,924	11,889,165
Less: current portion of long term bank loans	(5,953,631)	(5,945,439)
	2,976,293	5,943,726

18.	CAPITAL LEASE OBLIGATION

In November 2009, the Group entered a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of RMB 5 million (or approximately $796,000) and require a RMB 1 million (or approximately $159,000) payment on January 30th of each year after successful completion of production quality tests. The installment and trial run of the equipment had been completed by December 31, 2010, and the equipment under the capital lease is depreciated over an estimated productive life of 14 years when placed into service after passing production quality tests. As of September 30, 2012 and December 31, 2011, the Group had $1,182,086 and $1,453,518, respectively, of equipment subject to the capital lease obligation.

Minimum future lease payments under capital leases as of September 30, 2012 were as follows:

Future payments
US$

2012	—
2013	159,124
2014	159,124
2015	159,125
Total minimum lease payments at September 30, 2012	477,373
Less amount representing interest	(53,980)
Net present value of minimum lease payments	423,393
Current portion of capital lease obligation	(134,710)
Non-current portion of capital lease obligation	288,683

The interest rate on the capital lease is 5.31%. There was $7,341 and $8,882 in amortization of interest recorded for the three months ended September 30, 2012 and 2011, respectively. There was $22,147 and $26,314 in amortization of interest recorded for the nine months ended September 30, 2012 and 2011, respectively. Accumulated amortization was $96,783 and $74,636 as of September 30, 2012 and December 31, 2011, respectively.

19.	LONG TERM DEPOSIT AND OTHER LONG TERM LOAN

Other long term loan reflects a loan the Company obtained to make the redemption payment for its redeemable common stock to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees (collectively, “Sequoia”) (Note 21) during 2011, and the first and second quarters of 2012. As the Company did not have enough US dollars to redeem the redeemable common stock, the Company entered into agreements with a group of overseas third party companies and one third party individual to borrow a total amount of $59.2 million. The loan is interest free with a term of two years starting from the date the Company received the loan.

In order to provide confidence for settlement of the term loan mentioned above, as well as to serve as a source of obtaining US dollars for the Company’s business needs in the year following the loan, the Company deposited a total amount of RMB492 million (approximately $78.3 million) with six domestic companies and one third party individual designated by the lenders. The deposit will not be returned to the Company until the Company repays the full amount of loan.

20.	RELATED PARTY TRANSACTIONS

Due from/to related parties included in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 comprised the following:

	September 30,	December 31,
	2012	2011
	US$	US$
Due from related parties
Due from Directors of the Group	37,521	194,759
Due from related companies	270	—
Total	37,791	194,759

	September 30,	December 31,
	2012	2011
	US$	US$
Due to related parties
Due to Directors of the Group	—	31,777
Due to related companies	—	3,593
Loan payable to a related party	50,920	50,843
Total	50,920	86,213

Due from/to Directors of the Group

As part of normal business operations, directors of the Group from time to time incur routine expenses on behalf of the Group, or receive general advances from the Group for settlement of Group expenses, such as travel, meals and other business expenses. The amounts advanced are settled periodically throughout the period and amounts outstanding at period end are short term in nature and due on demand. During the three month period ended September 30, 2012, advances to directors aggregated to $90,131 and repayments from directors aggregated to $85,500. During the three month period ended September 30, 2011, advances to directors aggregated to $55,438 and repayments from directors aggregated to $47,037. During the nine month period ended September 30, 2012, advances to directors aggregated to $655,691 and repayments from directors aggregated to $812,072. During the nine month period ended September 30, 2011, advances to directors aggregated to $173,269 and repayments from directors aggregated to $174,349.

As of September 30, 2012 and December 31, 2011, the Group had the following balances due from its directors:

	September 30,	December 31,
	2012	2011
	US$	US$
Leng You-Bin	15,913	79,442
Liu Sheng-Hui	1,591	95,330
Liu Hua	20,017	19,987
Total	37,521	194,759

As of September 30, 2012 and December 31, 2011, the Group had the following balances due to its directors:

	September 30,	December 31,
	2012	2011
	US$	US$
Leng You-Bin	—	31,777
Total	—	31,777

Due from/to related companies

Mr. Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group. During the three months ended September 30, 2012, and 2011, the Group had certain transactions on an arm’s length basis with companies owned by close family members of Mr. Leng.

Tangshan Feihe Trading Company and Qinhuangdao Feihe Trading Company are owned by relatives of Mr. Leng, and are therefore regarded as related parties.

As of September 30, 2012 and December 31, 2011, the Group had the following balances due from its related companies:

	September 30,	December 31,
	2012	2011
	US$	US$
Tangshan Feihe Trading Company	1,817,728	1,814,985
Qinhuangdao Feihe Trading Company	27,812	27,770
Dalian Hewang Trading Company	270	—
Total	1,845,810	1,842,755
Less: Allowance for doubtful debts	(1,845,540)	(1,842,755)
	270	—

As of September 30, 2012 and December 31, 2011, the Group had the following balances due to its related companies:

	September 30,	December 31,
	2012	2011
	US$	US$
Dalian Hewang Trading Company (i)	—	3,593
Total	—	3,593

(i)	A company managed by the management of the Company’s subsidiary.

For the three months and nine months ended September 30, 2012 and 2011, the Group made sales of goods to the following related companies:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	US$	US$	US$	US$
Dalian Hewang Trading Company	—	67,658	—	165,591
Feihe Fulaien Trading Company (i)	—	3,329,583	—	3,329,583

Total	—	3,397,241	—	3,495,174

Loan payable to related parties

The Group has an outstanding loan payable to a charitable organization established by Leng You-Bin for underprivileged children in the Heilongjiang province of the PRC of $50,920 and $50,843 as of September 30, 2012 and December 31, 2011, respectively. The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

21.	REDEEMABLE COMMON STOCK

In August 2009, pursuant to a subscription agreement (the “Subscription Agreement”) with Sequoia, the Company issued to Sequoia 2,100,000 shares of redeemable common stock for an aggregate purchase price of $63 million. The Company issued 525,000 shares of redeemable common stock to Sequoia in March 2010 pursuant to a performance adjustment clause in the Subscription Agreement.

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

On April 30, 2012, the Company paid $16.4 million to Sequoia, including $15.8 million together with interest accruing thereon at the rate of 1.5% per annum, compounded annually from August 27, 2009 until April 30, 2012, as the final installment payment to redeem 656,250 shares of common stock. All 2,625,000 of the Company’s redeemable shares of common stock have been redeemed.

22.	SHARE-BASED COMPENSATION

Common Stock

On May 24, 2012, the Company issued a total of 70,000 shares of common stock to its directors and employees, of which a total of 10,000 shares were compensation for services rendered to the Company for the year 2011, and the remaining 60,000 shares were compensation for services rendered for the year 2012. Compensation cost for the 70,000 shares of common stock is recorded by the Company based on the fair value (i.e., the market price of its shares) on the date of grant.

Stock Options

The Company has two equity incentive plans: the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2003 Stock Incentive Plan (the “2003 Plan”). The Company applies authoritative guidance issued by the Financial Accounting Standards Board regarding share-based payments in accounting for the 2009 Plan and the 2003 Plan, which requires that compensation for services that a corporation receives through share-based compensation plans should be based on the fair value of the options on the date of grant.

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

The performance targets for the year ended December 31, 2009 were not met for any option recipient. Accordingly, the options granted were to be forfeited and cancelled. In December 2009, the performance targets were amended in order to limit the amount of options that would otherwise be forfeited and cancelled due to the failure to satisfy the annual performance goals to one-third of stock options granted for each of fiscal year 2009, 2010, and 2011. The incremental cost or benefit resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified and the effect on the number of instruments expected to vest. 421 employees were affected by this modification. For 2010 and 2011, no option recipient met the amended performance targets, and the options granted were forfeited and cancelled. In the three and nine months ended September 30, 2012 and 2011, no compensation expenses were recognized.

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

On July 29, 2011, the Compensation Committee granted performance options to acquire up to an aggregate of 1,332,000 shares of the Company’s common stock to certain officers and employees of the Company pursuant to the 2009 Plan. The performance stock options each have an exercise price of $8.32 per share, a contractual life of 6 years, and vest in three tranches of 25%, 35% and 40% on each of the three years ended December 31, 2012, 2013 and 2014, provided that the recipient has met certain performance criteria and the recipient continues to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates.

The fair value of the option award was estimated on the date of grant using the Black-Scholes option valuation model to be $6,643,504. The valuation was based on the assumptions noted in the following table.

Expected volatility	77%
Expected dividends	0%
Expected term (in years)	5.15
Risk-free rate	2.60%

During the three months ended September 30, 2012 and 2011, there was $804,192 and $1,140,557 compensation cost related to the 2009 plan recognized in general and administrative expenses.

During the nine months ended September 30, 2012 and 2011, there was $2,460,375 and $1,927,158 compensation cost related to the 2009 plan recognized in general and administration expenses.

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

On October 15, 2008, an option to purchase 80,000 shares was granted to an employee that vested on the 12-month anniversary of the date of grant with an exercise price of $12.00 and a contractual life of 4 years.

A summary of option activity under the 2009 and 2003 Plans as of September 30, 2012 and December 31, 2011 and movement during the nine months ended September 30, 2012 was as follows:

	Options	Weighted average grant date fair value	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual
		US$	US$	US$	term
Outstanding as of January 1, 2012	1,446,000	5.31	8.66	—	5.25
Granted	—
Exercised	—
Forfeited or expired	(114,000)	6.41	12.63	—	—
Outstanding as of September 30, 2012	1,332,000	4.99	8.32	—	4.83
Exercisable as of September 30, 2012	—	—	—	—	—

(1) The intrinsic values of options at January 1, 2012 and September 30, 2012 were zero since the per share market values of the Company’s common stock of $2.51 and $6.03, respectively, were lower than the exercise price per share of the options.

A summary of the status of the Company’s non-vested options as of September 30, 2012 and December 31, 2011, and movements during the three months ended September 30, 2012 was as follows:

	Options	Weighted average grant date fair value
		US$
Non-vested as of January 1, 2012	1,362,000	5.52
Granted	—
Vested	—
Forfeited or expired	(30,000)	18.86
Non-vested as of September 30, 2012	1,332,000	4.99

As of September 30, 2012, there was a total of $3,225,209 of unrecognized compensation cost related to non-vested share-based compensation granted under the 2003 Plan and 2009 Plan. The cost is expected to be recognized over 27 months. To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation cost related to these awards may be different from the expectation.

Warrants

As of September 30, 2012, the Company had 237,937 warrants outstanding with a weighted average remaining contractual life of 0.05 years and a weighted average exercise price of $14.50. The warrants expired on October 4, 2012. These warrants had no intrinsic value at September 30, 2012 since the per share market value of the Company’s common stock of $6.03 as of September 30, 2012 was lower than the exercise price per share of the warrants.

During the three and nine months ended September 30, 2012 and 2011, no warrants were exercised.

23.	COMMITMENTS AND CONTINGENCIES

(1) Operating lease arrangements

The Group has entered into leasing arrangements relating to office premises and computer equipment that are classified as operating leases. There were no minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year.

Rent expenses incurred and expensed to condensed consolidated statements of operations during the three months ended September 30, 2012 and 2011 amounted to $57,915 and $80,164, respectively.

Rent expenses incurred and expensed to condensed consolidated statements of operations during the nine months ended September 30, 2012 and 2011 amounted to $294,860 and $252,104, respectively.

(2) Capital commitments

Capital commitments for the purchase of property, plant and equipment were $4,602,539 as of September 30, 2012.

(3) Purchase commitments

The Group has certain purchase commitments of $6,807,487 over three years relating to packaging materials.

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

(6) “Going private” proposal and related litigation

In October 2012, the Company’s Board of Directors received a preliminary, non-binding proposal from Mr. You-Bin Leng, its Chairman and Chief Executive Officer, and an affiliate of Morgan Stanley Private Equity Asia, Inc. (“MSPEA”), the private equity arm of Morgan Stanley, to acquire all of the outstanding shares of common stock of the Company not currently owned by Mr. You-Bin Leng, MSPEA and their respective affiliates in a going private transaction for $7.40 per share in cash, subject to certain conditions (the “Going Private Proposal”). According to the Going Private Proposal, Mr. You-Bin Leng and MSPEA will form an acquisition vehicle for the purpose of completing the acquisition, which is intended to be financed through a combination of debt and equity capital. The Company’s Board of Directors has formed a Special Committee of independent directors (the “Special Committee”) to consider the Going Private Proposal. The Special Committee has retained a financial advisor and legal counsel to assist it in this process.

In October 2012, certain alleged shareholders of the Company filed putative class and derivative actions on behalf of the Company against the members of its Board of Directors and certain entities associated with MSPEA. Three cases were brought in the Third Judicial District Court for Salt Lake County, Utah, which have been docketed as Frank v. You-Bin Leng, et al., Tobin and Read II v. You-Bin Leng, et al., and One Horizon Foundation v. You-Bin Leng, et al. One case was brought in the Superior Court of the State of California for Los Angeles County, which has been docketed as Taylor v. You-Bin Leng, et al. The plaintiffs have alleged breach of fiduciary duties and aiding and abetting in connection with the Going Private Proposal. The plaintiffs have requested rescission of the Going Private Proposal, to the extent implemented, an award of unspecified damages to the Company, certain other equitable and injunctive relief, and an award of plaintiff’s costs and disbursements, including legal fees. Although the Company is unable to predict the final outcome of the proceeding, the Company believes that the allegations are premature and lack merit. The Company intends to vigorously defend against them, and believes that the final results will not have a material effect on its consolidated financial condition, results or operations, or cash flows.

24.	SEGMENTS

Until October 31, 2011, the Company had two reportable segments: dairy products and dairy farms. The dairy products segment produces and sells dairy products, such as wholesale and retail milk powders as well as soybean powder, rice cereal, walnut powder and walnut oil. In October 2011, the Company sold the Dairy Farms (see Note 5). As of September 30, 2012, the Company’s operations comprised a single segment – dairy products. As the Group primarily generates its revenues from customers in the PRC, no geographical segments are presented.

FORWARD-LOOKING STATEMENTS

The statements included in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “may,” “expects,” “anticipates,” “intends,” “plans,” “targets,” “believes,” “seeks,” “estimates,” “could,” “would,” and similar expressions. Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended and in other documents we file from time to time with the U.S. Securities and Exchange Commission, or the SEC. All forward-looking statements included in this report are based on information available to us on the date hereof. Our business and the associated risks may have changed since the date this report was originally filed with the SEC. We assume no obligation to update any such forward-looking statements.

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

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•	Dairy Industry Growth. We believe the market for dairy products in China over the long term will be growing rapidly, driven by China’s economic growth, increased penetration of infant formula, and a growing female working population. Despite the damage to the industry as a result of the melamine crisis in 2008 and subsequent contamination scandales, we expect these factors to continue to drive industry growth. We believe that economic growth in our primary markets has become an increasingly important driver of growth.

•	Production Capacity. We believe much of the dairy market in China is still underserved, particularly with respect to infant formula. In addition, since the melamine crisis in 2008, which did not involve any of our products, we have at times operated our milk production facilities at maximum capacity. Accordingly, we believe that the ability to increase production of high quality dairy products will allow well positioned companies to significantly increase revenues and market share.

•	Perceptions of Product Quality and Safety. We believe that rising consumer wealth in China has contributed to a greater demand for higher-priced products with perceived quality advantages. We believe many consumers in China tend to regard higher prices as indicative of higher quality and higher nutritional value, particularly in the areas of infant formula and nutritional products. Accordingly, we believe our reputation for quality and safety allows us to command higher average selling prices and generate higher gross margins than competitors who do not possess the same reputation. Conversely, any decrease in consumer perceptions of quality and safety could adversely impact us.

•	Seasonality. The dairy industry is seasonal, with higher production in the summer season and greater demand in winter months. This seasonality is offset by production of powder products with longer shelf lives.

•	Raw Material Supply and Prices. The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, our raw milk prices decreased by approximately 20% in 2009, increased by approximately 24% in 2010 and increased by approximately 17% in 2011. We expect raw milk prices will continue to be affected by factors such as geographic location, rising feed prices, general economic conditions such as inflation and fuel prices, and fluctuations in production, rising production costs and competition, as well as increased competition abroad and currency fluctuations. In 2011, we sold two of our former subsidiaries that operated our dairy farms, which we refer to collectively as the “Dairy Farms”, although we have milk supply arrangements with them described under “—Recent Developments—Discontinued Operations.”

•	Expenses Associated with Expansion and Competition. In implementing our plan to expand our business, we face corresponding increases in expenses, especially for sales and marketing expenses, in order to attract and retain qualified talent, monitor our sales by region and address potential cross-territory selling activities by distributors, implement strategic advertising campaigns, and finance our expansion.

Recent Developments

“Going Private” Proposal

In October 2012, we received a preliminary, non-binding proposal from Mr. You-Bin Leng, our Chairman and Chief Executive Officer, and an affiliate of Morgan Stanley Private Equity Asia, the private equity arm of Morgan Stanley, to acquire all of the outstanding shares of our common stock not currently owned by Mr. You-Bin Leng (and possibly other rollover shareholders) in a going private transaction for $7.40 per share of common stock in cash, subject to certain conditions. Mr. Leng and certain affiliates of Morgan Stanley currently own approximately 45.8% of our common stock. According to the proposal, an acquisition vehicle would be formed for the purpose of completing the acquisition, which is intended to be financed through a combination of debt and equity capital. Our Board of Directors has formed a special committee of independent directors to consider this proposal. The special committee has retained a financial advisor and legal counsel to assist it in this process. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated.

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

Results of Operations

The following table sets forth certain information regarding our results of operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ in thousands)		($ in thousands)
Sales	66,063	75,372	192,383	205,921
Cost of goods sold	(29,811)	(47,898)	(86,833)	(124,488)
Gross profit	36,252	27,474	105,550	81,433
Operating expenses:
Sales and marketing expenses	(27,084)	(18,189)	(70,834)	(54,013)
General and administrative expenses	(4,109)	(6,621)	(14,841)	(17,377)
Other operating income, net	312	507	406	3,367
Income from operations	5,371	3,171	20,281	13,410
Other income, net	1,221	2,362	5,174	4,333
Gain on deregistration of subsidiaries	—	—	180	—
Income tax credit (expenses)	937	(2,546)	(4,002)	(5,178)
Income from continuing operations	7,529	2,987	21,633	12,565
Loss from discontinued operations, net of tax	—	(1,970)	—	(1,630)
Net income	7,529	1,017	21,633	10,935
Net income attributable to noncontrolling interests	—	(544)	(24)	(599)
Net income attributable to common shareholders of Feihe International, Inc.	7,529	473	21,609	10,336

Comparison of Three Month Periods Ended September 30, 2012 and 2011

Sales

Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, and walnut products. Sales decreased by approximately $9.3 million, or 12.4%, from approximately $75.4 million for the three month period ended September 30, 2011 to approximately $66.1 million for the three month period ended September 30, 2012. This decrease was primarily attributable to a decrease in sales of raw milk powder of approximately $16.9 million offset by an increase in sales of milk powder of approximately $7.2 million.

The following table sets forth information regarding the sales of our principal products during the three month periods ended September 30, 2012 and 2011:

	Three months ended			Three months ended			Three months ended
	September 30, 2012			September 30, 2011			September 30, 2012 over 2011
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Change

Milk powder	5,342	62,691	94.9	5,101	55,460	73.6	241	7,231	13.0
Raw milk powder	5	15	0.0	4,419	16,869	22.4	(4,414)	(16,854)	(99.9)
Soybean powder	473	1,302	2.0	637	1,583	2.1	(164)	(281)	(17.8)
Rice cereal	127	831	1.3	163	972	1.3	(36)	(141)	(14.5)
Walnut products	1	1	0.0	8	48	0.1	(7)	(47)	(97.9)
Other	349	1,223	1.8	73	440	0.5	276	783	178.0
Total	6,297	66,063	100	10,401	75,372	100	(4,104)	(9,309)	(12.4)

In the three month period ended September 30, 2012, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	Three months ended September 30,
	2012	2011
Sales revenues ($ in thousands)	66,063	75,372
Total sales volume (kilograms in thousands)	6,297	10,401
Average selling prices ($/kilogram)	10.49	7.25

The increase in average sales price per kilogram, as reflected in the table, is primarily attributable to an increase in sales prices of milk powder, a higher margin product. The following table reflects the average sales price per kilogram by product for the three month periods ended September 30, 2012 and 2011, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Three months ended September 30,		Percentage
Product name	2012	2011	Change

Milk powder	$11.74	$10.87	8.0
Raw milk powder	3.00	3.82	(21.5)
Soybean powder	2.75	2.49	10.4
Rice cereal	6.54	5.96	9.7
Walnut products	1.00	6.00	(83.3)
Other	3.50	6.03	(42.0)
Average selling price/kilogram	$10.49	$7.25	44.7

The average selling price per kilogram of milk powder increased by 8.0% from $10.87 in the three month period ended September 30, 2011 to $11.74 in the three month period ended September 30, 2012. This increase was primarily attributable to fewer promotional activities, such as sales discounts to distributors and decreased display fees, which were deducted from gross sales, and the increase in sales of high-end milk powder.

Cost of Goods Sold

Our cost of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, shipping and handling costs, for (i) the products sold and (ii) free promotional products bundled with products sold, to our customers (that is, distributors of our products). Cost of goods sold decreased approximately $18.1 million, or 37.8%, from approximately $47.9 million for the three month period ended September 30, 2011 to approximately $29.8 million for the three month period ended September 30, 2012. This decrease was primarily attributable to decreases in the cost of raw milk powder from $19.5 million for the three month period ended September 30, 2011 to $9,000 for the three month period ended September 30, 2012. This decrease reflects our decision to decrease production of raw milk powder.

Gross Profit Margin

Our gross profit margin increased from 36.5% for the three month period ended September 30, 2011 to 54.9% for the three month period ended September 30, 2012. This increase was primarily attributable to general increases in the sales of high end milk powder, which has a relatively high gross profit margin, and a decrease in the sales of raw milk powder, which has a relatively low gross profit margin. We plan to continue our efforts to expand our sales of higher margin products and strengthen our premium quality brand awareness, enhance market recognition of our secured raw milk sources, and improve the efficiency of our distribution network.

Operating Expenses

Our total operating expenses consist primarily of sales and marketing expenses, and general and administrative expenses. Our total operating expenses increased by approximately $6.4 million, or 25.8%, from approximately $24.8 million in the three month period ended September 30, 2011 to approximately $31.2 million in the three month period ended September 30, 2012. This increase was primarily attributable to an increase of approximately $8.9 million, or 48.9%, in sales and marketing expenses from approximately $18.2 million for the three month period ended September 30, 2011 to approximately $27.1 million for the three month period ended September 30, 2012. The increased sales and marketing expenses primarily related to increases in advertisement fees of approximately $1.3 million, or 54%, from approximately $2.3 million for the three month period ended September 30, 2011 to approximately $3.6 million in the three month ended September 30, 2012, an increase of marketing promotion of approximately $6.1 million, or 99%, from approximately $6.1 million for the three month period ended September 30, 2011 to approximately $12.2 million in the three month ended September 30, 2012, and an increase of transportation expenses of approximately $0.7 million, or 59%, from approximately $1.2 million for the three month period ended September 30, 2011 to approximately $1.9 million in the three month ended September 30, 2012. For the three month periods ended September 30, 2012 and 2011, included in our marketing promotion expense was $9.2 million and $1.2 million of stand-alone free gifts and promotional items distributed to our ultimate consumers through promotional activities conducted in retail outlets and expenses incurred in relation to celebration activities of our 50th anniversary, respectively.

Income from Operations

As a result of the foregoing, we had income from operations of approximately $5.37 million in the three month period ended September 30, 2012, representing an increase of approximately $2.20 million, or 69.4%, from approximately $3.17 million in the three month period ended September 30, 2011.

Income Tax Expenses

We are subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC. We recorded an income tax benefit of approximately $0.9 million and an income tax expense of approximately $2.5 million for the three months ended September 30, 2012 and 2011, respectively. During the three months ended September 30, 2012, we recorded a higher pre-tax profit. The increase in tax expense as a result of higher profit was offset by a tax credit recorded in relation to a reversal of uncertain income tax liabilities of its unrecognized tax benefits of $4.4 million, resulting the decrease in income tax expense in these periods.

Comparison of Nine Month Periods Ended September 30, 2012 and 2011

Sales

Sales decreased by approximately $13.5 million, or 6.6%, from approximately $205.9 million for the nine month period ended September 30, 2011 to approximately $192.4 million for the nine month period ended September 30, 2012. This decrease was primarily attributable to a decrease in sales of raw milk powder of approximately $37.2 million and a decrease in sales of soybean powder of approximately $2.9 million, offset by an increase in sales of milk powder of approximately $25.4 million and an increase in sales of other products of approximately $2.1 million.

The following table sets forth information regarding the sales of our principal products during the nine month periods ended September 30, 2012 and 2011:

	Nine months ended			Nine months ended			Nine months ended
	September 30, 2012			September 30, 2011			September 30, 2012 over 2011
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Change

Milk powder	15,327	182,828	95.0	15,544	157,423	76.4	(217)	25,405	16.1
Raw milk powder	254	964	0.5	9,730	38,199	18.6	(9,476)	(37,235)	(97.5)
Soybean powder	949	2,571	1.3	3,157	5,480	2.7	(2,208)	(2,909)	(53.1)
Rice cereal	408	2,621	1.4	461	2,945	1.4	(53)	(324)	(11.0)
Walnut products	10	60	0.0	94	616	0.3	(84)	(556)	(90.3)
Other	1,070	3,339	1.8	222	1,258	0.6	848	2,081	165.4
Total	18,018	192,383	100	29,208	205,921	100	(11,190)	(13,538)	(6.6)

In the nine month period ended September 30, 2012, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	Nine months ended
	September 30,
	2012	2011
Sales revenues ($in thousands)	192,383	205,921
Total sales volume (kilograms in thousands)	18,018	29,208
Average selling prices ($/kilogram)	10.68	7.05

The increase in average sales price per kilogram, as reflected in the table, is primarily attributable to an increase in sales prices of milk powder, a higher margin product. The following table reflects the average sales price per kilogram by product for the nine month periods ended September 30, 2012 and 2011, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Nine months ended
	September 30,		Percentage
Product name	2012	2011	Change

Milk powder	$11.93	$10.13	17.8
Raw milk powder	3.80	3.93	(3.3)
Soybean powder	2.71	1.74	55.7
Rice cereal	6.42	6.39	0.5
Walnut products	6.00	6.55	(8.4)
Other	3.12	5.67	(45.0)
Average selling prices/kilogram	$10.68	$7.05	51.5

The average selling price per kilogram of milk powder increased by 17.8% from $10.13 in the nine month period ended September 30, 2011 to $11.93 in the nine month period ended September 30, 2012. This increase was primarily attributable to fewer promotional activities, including sales discounts to distributors, and the relative higher selling price of high-end milk powder compared to other products.

Cost of Goods Sold

Cost of goods sold decreased approximately $37.7 million, or 30.2%, from approximately $124.5 million for the nine month period ended September 30, 2011 to approximately $86.8 million for the nine month period ended September 30, 2012. This decrease was primarily attributable to decreases in the cost of raw milk powder from $41.9 million for the nine month period ended September 30, 2011 to $1.2 million for the nine month period ended September 30, 2012, offset by an increase in cost of milk powder of approximately $3.1 million. This decrease reflects our decision to decrease production of raw milk powder.

Gross Profit Margin

Our gross profit margin increased from 39.5% for the nine month period ended September 30, 2011 to 54.9% for the nine month period ended September 30, 2012. This increase was primarily attributable to general increases in the sales of high end milk powder, which has a relatively high gross profit margin and a decrease in the sale of raw milk powder, which has a relatively low gross profit margin.

Operating Expenses

Our total operating expenses increased by approximately $14.3 million, or 20%, from approximately $71.4 million in the nine month period ended September 30, 2011 to approximately $85.7 million in the nine month period ended September 30, 2012. This increase was primarily attributable to an increase of approximately $16.8 million, or 31.1%, in sales and marketing expenses from approximately $54.0 million for the nine month period ended September 30, 2011 to approximately $70.8 million for the nine month period ended September 30, 2012. The increased sales and marketing expenses primarily related to an increase in advertisement fees of approximately $4.8 million, or 87%, from approximately $5.4 million for the nine month period ended September 30, 2011 to approximately $10.3 million in the nine month period ended September 30, 2012, and marketing promotion expense of approximately $10.9 million, or 56%, from approximately $19.4 million for the nine month period ended September 30, 2011 to approximately $30.6 million in the nine month ended September 30, 2012, and an increase of transportation expenses of approximately $1.1 million, or 26%, from approximately $4.0 million for the nine month period ended September 30, 2011 to approximately $5.1 million in the nine month period ended September 30, 2012. For the nine month periods ended September 30, 2012 and 2011, included in our marketing promotion expense was $22.2 million and $9.0 million of stand-alone free gifts and promotional items distributed to our ultimate consumers in retail outlets and expenses incurred in relation to celebration activities for our 50th anniversary, respectively.

Income from Operations

As a result of the foregoing, we had income from operations of approximately $20.3 million in the nine month period ended September 30, 2012, representing an increase of approximately $6.9 million, or 51.2%, from approximately $13.4 million in the nine month period ended September 30, 2011.

Income Tax Expenses

We recorded an income tax expense of approximately $4.0 million and $5.2 million for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, we recorded a higher pre-tax profit. The increase in tax expense as a result of a higher profit was offset by a tax credit recorded in relation to a reversal of uncertain income tax liabilities of its unrecognized tax benefits of $4.4 million, resulting the decrease in income tax expense in these periods.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We had cash and cash equivalents of $2.3 million and a working capital of approximately $31.1 million as of September 30, 2012, compared to a working capital deficiency of approximately $8.0 million as of December 31, 2011. We have significant cash commitments in the upcoming year, including maturity of short term bank loans of $59.0 million and the current portion of long term bank loans of $6.0 million. However, we believe we will be able to refinance much of our short-term bank loans when they become due and intend to do so. We have also taken steps to reduce our operating expenses. Accordingly, we believe that our cash generated from operations, existing cash, ability to draw down on unutilized credit lines, and cash outlays avoided by the sale of the Dairy Farms we previously operated will be sufficient to fund our expected cash flow requirements for at least the next 12 months, including planned capital expenditures.

Cash Flows

As of September 30, 2012, we had retained earnings of approximately $82.3 million, cash and cash equivalents of approximately $2.3 million, total current assets of approximately $201.1 million and working capital of approximately $31.1 million.

Our summary cash flow information is as follows:

	Nine months ended
	September 30,
	2012	2011
	($ in thousands)
Operating activities	26,039	40,711
Investing activities	(1,247)	(7,273)
Financing activities	(37,798)	(37,442)

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased approximately $14.7 million, from approximately $40.7 million for the nine month period ended September 30, 2011 to approximately $26.0 million for the nine month period ended September 30, 2012. This decrease primarily reflected the following changes in working capital items:

•	A change of net income increased our operating cash balances by approximately $10.7 million, reflecting our strengthened profitability as discussed above;

•	A change of trade receivables increased our operating cash balances by approximately $28 million, reflecting our efforts to collect from customers in a shorter period, compared to higher trade receivables and higher sales in the nine month period ended September 30, 2011;

•	A change of advances to suppliers decreased our operating cash balances by approximately $12.2 million, primarily due to increased prices of raw materials and increased numbers of suppliers;

•	A change of inventories decreased our operating cash balances by approximately $28.8 million, primarily due to reduced prices for raw milk which lead to increased inventory in quantities;

•	A change of accounts payable increased our operating cash balances by approximately $9.8 million, reflecting our efforts to improve our working capital;

•	A change of advances from customers decreased our operating cash balances by approximately $5.9 million, reflecting our more efficient completion of sales of milk powder;

•	A change of other payables decreased our operating cash balances by approximately $8.5 million, primarily due to our repayment of advancement from employees and other taxes;

•	A change of other receivable and due from related party increased our operating cash balances by approximately $17.2 million, primarily due to a reduction of our operating advancements for the nine month period ended September 30, 2012 compared to same period of last year;

•	A change of value-added tax decreased our operating cash balances by approximately $6.2 million, reflecting our reduced purchases of products subject to value-added tax that would offset value-added tax payable for sales of our products; and in the nine months ended September 30, 2012 compared to the same period in 2011;

•	A change of discontinued operation of two farms decreased our operating cash balances by approximately $18.3 million, reflecting no more operating cash generated though our operation of farms.

Net Cash Used in Investing Activities

Net cash used in investing activities primarily relates to proceeds from the disposal of investments, payments on restricted cash and expenditures associated with property, plant and equipment. We had net cash used by investing activities of approximately $1.2 million for the nine month period ended September 30, 2012, a decrease of approximately $6.1 million, from approximately $7.3 million net cash used in investing activities for the nine month period ended September 30, 2011. This decrease primarily reflected different activities relating to the Dairy Farms in the nine month periods ended September 30, 2012 and 2011. In the 2011 period, we used cash in discontinued operations of approximately $18.3 million associated with our purchase of property, plant, equipment and biological assets for the Dairy Farms and we received cash deposits of approximately $16.7 million associated with our sale of the Dairy Farms, compared to no such expenditure or receipt in the 2012 period, and in the 2012 period we received cash consideration of approximately $10.2 million from the purchaser of the Dairy Farms, compared to no such receipt in the 2011 period. In addition, a change of restricted cash of approximately $8.3 million increased our cash used in investing activities in the nine months ended September 30, 2012 compared to the same period in 2011, offset by our use of approximately $2.4 million in cash in the 2011 period for the purchase of land use rights compared to no such use in the 2012 period.

Net Cash Used in Financing Activities

Net cash used in financing activities increased approximately $0.4 million, from approximately $37.4 million for the nine month period ended September 30, 2011 to approximately $37.8 million for the nine month period ended September 30, 2012. This increase was primarily attributable to an increase of approximately $16.6 million in our redemption payments to Sequoia, offset by a decrease of approximately $8.1 million in expenditures used in discontinued operations, an increase of approximately $6.3 million in net cash provided by bank loans, and an increase of approximately $2.2 million in net cash provided by other loans primarily associated with our financing of our redemption payments to Sequoia.

Outstanding Indebtedness

Short and Long Term Loans Payable

As of September 30, 2012, we had short term bank loans of approximately $59.0 million and long term bank loans of approximately $8.9 million from PRC banks. As of September 30, 2012, approximately $9.4 million of our short term bank loans contained various financial covenants. These covenants include requiring certain of our subsidiaries to maintain debt-to-equity/debt-to-asset ratios of not more than 60%, current ratio of at least 100%, quick ratio of at least 50%, or current assets of at least RMB8 million, depending on the loans. If our subsidiaries are unable to comply with these covenants or service our debt, we may lose control of parts of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could adversely effect our business, results of operations and financial condition. We may also need to secure additional future debt financing directly or through subsidiaries, which may contain various restrictive covenants and agreements, including cross-acceleration or cross-default provisions that could result in the default or acceleration under debt agreements based upon default or acceleration of any other debt agreement. As of September 30, 2012, we had met all of the financial covenants of the bank loans, except for a loan of $2.4 million. Despite the non-compliance, the bank did not demand immediate repayment of this loan which was secured by a personal guarantee of Mr, You-Bin Leng, our Chairman, Chief Executive Officer, President and General Manager.

During the nine month period ended September 30, 2012, the largest aggregate amount of short term bank loans was approximately $23.9 million. The maturity dates of the short term bank loans outstanding from PRC banks as of September 30, 2012 ranged from November 23, 2012 to September 19, 2013. All short term bank loans that have become due have been refinanced or repaid. During the nine month period ended September 30, 2012, the largest aggregate amount of long term bank loans was approximately $5.4 million. Long term bank loans outstanding from PRC banks as of September 30, 2012 will be due on December 23, 2013. The weighted average annual interest rate on short term bank loans and long term bank loans from PRC banks outstanding as of September 30, 2012 was 6.6% and 5.9%, respectively. The loans were secured by pledges of certain land use rights, property, plant and equipment held by our subsidiaries or by guarantees of certain of our subsidiaries or our director. Our ability to incur additional secured indebtedness depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors.

Line of Credit

We have a one year, unsecured line of credit with a bank of approximately $79.6 million (RMB500 million) scheduled to expire in the third quarter of 2013. The line of credit entitles us to draw demand loans for general corporate purposes. If we were to draw on the line of credit, interest would be a base rate established by the People’s Bank of China on the unpaid principal amount. As of September 30, 2012, there were borrowings of approximately $31.8 million at a weighted average interest rate of 6.56% under the line of credit. The net availability of the line of credit was approximately $47.8 million as of September 30, 2012. During the nine month periods ended September 30, 2012, the largest aggregate amount of borrowing under the line of credit was approximately $23.9 million.

Equipment Financing

We have a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of approximately $796,000 and require a payment of approximately $159,000 on January 30th of each year after successful completion of production quality tests. The equipment is depreciated over its estimated productive life of 14 years. As of each of September 30, 2012 and December 31, 2011, we had approximately $1.2 million and $1.5 million of equipment under construction subject to the capital lease, respectively.

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

Critical Accounting Policies

The condensed consolidated financial statements include the financial statements of us and our subsidiaries. All transactions and balances among us and our subsidiaries have been eliminated upon consolidation. Certain amounts included in or affecting our condensed consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities, our disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reported periods. We routinely evaluate these estimates, utilizing historical experience, consulting with experts and utilizing other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Estimates of allowances for bad debts – We periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances. We perform this review quarterly, and in determining the allowances, a number of factors are considered, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry. As a result of this review and collection of older receivables, no extra allowance for bad debts was recognized for the nine months ended September 30, 2012 and the allowance for bad debts reduced by $66,804 for the nine months ended September 30, 2011. Although our write-offs of bad debts have been minimal in recent years and we had no write-offs in the nine months ended September 30, 2012, events and circumstances could occur that would require that we increase our allowance in the future.

Estimate of the useful lives of property, plant and equipment – We estimate the useful lives and residual values of our property, plant and equipment and biological assets. We also review property, plant and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition. We recognized no impairments in the periods ended September 30, 2012 and 2011.

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

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed. Revenue is shown net of sales returns, which amounted to less than 0.8% of total sales for the nine months ended September 30, 2012 and 2011, respectively, and net of sales discounts, which is determined based on our distributors’ sales volumes.

Product display fees – We have entered into a number of agreements with our resellers, whereby we pay the reseller an agreed upon amount to display our products. We have reduced sales by the amount paid under these agreements. For the three month periods ended, September 30, 2012 and 2011, product display fees from continuing operations were approximately $4.5 million and $5.4 million, respectively. For the nine month periods ended September 30, 2012 and 2011, product display fees from continuing operations were approximately $15.2 million and $13.3 million, respectively. There were no product display fees in relation to our discontinued operations for the three months and nine month periods ended September 30, 2012 and 2011.

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

The fair value of awards is amortized over the requisite service period for 1,332,000 options granted in July 2011 that vest upon performance conditions. For performance based awards, we assess the probability of meeting such conditions in order to determine the compensation cost to be recognized. Total compensation expenses recognized in general and administrative expenses for the nine month periods ended September 30, 2012 and 2011 were approximately $2.5 million and $1.9 million, respectively. Total compensation expenses recognized in general and administrative expenses for the three month periods ended September 30, 2012 and 2011 were approximately $0.8 million and $1.1 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest in fixed and variable income investments classified as cash and cash equivalents and short-term investments. Our cash and cash equivalents are placed primarily in demand deposits, with maturities of six months or less and short-term investments are mutual funds. Our borrowings bear fixed interest rates. As of September 30, 2012, we had short term loans of approximately $59.0 million and long term loans of approximately $8.9 million from PRC banks. The weighted average interest rates on our outstanding short term bank loans and long term loans were 6.6% and 5.9%, respectively, and we paid interest expenses of approximately $2.8 million and $0.5 million on our short and long term loans during the nine months ended September 30, 2012, respectively. If interest rates on our short and long term loans were to increase by 10% to 7.26% and 6.49%, respectively, our interest expenses would potentially increase by approximately $280,000 and $50,000, respectively. If interest rates on our short and long term loans were to decrease by 10% to 5.94% and 5.31%, respectively, our interest expenses would potentially decrease by approximately $280,000 and $50,000, respectively. In addition, if we were to draw on our line of credit, interest would be a base rate established by the People’s Bank of China on the unpaid principal amount. We have not used derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

We conduct substantially all of our operations in the PRC, and the Renminbi is the national currency in which our operations are conducted. We have not utilized any derivative financial instruments or any other financial instruments, nor do we utilize any derivative commodity instruments in our operations, nor any similar market sensitive instruments.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time. The exchange rates at each of September 30, 2012 and December 31, 2011 were approximately 6.3 Renminbi to 1 U.S. dollar. The exchange rate is currently permitted to float within a very limited range. However, there remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. We recognized a foreign currency translation gain of approximately $0.4 million and $9.0 million for the nine month period ended September 30, 2012 and 2011. If the exchange rate were to increase by 10% to $1.00 = RMB6.9, our foreign currency translation gain would potentially decrease by approximately $6.9 million. If the exchange rate were to decrease by 10% to $1.00 = RMB5.7, our foreign currency translation gain would potentially increase by approximately $8.4 million.

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

Management evaluated the effectiveness of our disclosure controls and procedures for the year ended December 31, 2011, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at December 31, 2011, because we had insufficient accounting personnel with appropriate knowledge of US GAAP. We are still in the process of remediating this material weakness, which substantially influenced the conclusion of our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of September 30, 2012.

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

Changes in Internal Controls

As discussed above in connection with our remediation plans, we have undertaken or are in the process of undertaking a number of measures to improve our internal controls over financial reporting to address the material weakness identified as of December 31, 2011. Except for such measures, there have not been any changes in our internal control over financial reporting for the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive data files of the following materials from the Company’s quarterly report on Form 10-Q: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements *	X

*	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEIHE INTERNATIONAL, INC.

Date: November 9, 2012	By:	/s/ Leng You-Bin
Leng You-Bin Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Liu Hua
Liu Hua Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive data files of the following materials from the Company’s quarterly report on Form 10-Q: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements *	X

*	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.