Form 10-K
period 2012-12-31
Feihe International Inc
filed 2013-03-27
CIK 789868

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐   Yes    ☒   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2012 as reported on the NYSE, was approximately $78,765,000.

As of March 15, 2013, there were 19,784,291 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the registrant’s 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “Feihe International,” “we,” “us” and “our” refer to Feihe International, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

Overview

We are a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the People’s Republic of China, or the PRC. Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns. We have over 200 company-owned milk collection stations, five production and distribution facilities with an aggregate milk powder processing capacity of approximately 2,020 tons per day, and an extensive distribution network that reaches over 100,000 retail outlets throughout China.

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

In May 2012, we successfully deregistered our PRC subsidiaries Heilongjiang Flying Crane Trading Co., Limited, or Feihe Trading, which distributed milk and soybean related products, and Baiquan Feihe Dairy Co., Limited, or Baiquan Dairy, which produced milk products. In November 2012, we sold the land use rights and fixed assets, and then ceased the operations, of Langfang Flying Crane Dairy Products Co., Limited, or Langfang Feihe, which packaged and distributed finished products.

The following chart reflects the current corporate structure of the Feihe International entities as at December 31, 2012:

*        Indicates a nominee shareholder who, pursuant to a former requirement under the PRC Company Law that certain PRC companies have at least two shareholders, holds its equity interest for the benefit of the majority shareholder.

“Going Private” Transaction

In October 2012, we received a preliminary, non-binding proposal from Mr. Leng You-Bin, our Chairman and Chief Executive Officer, and an affiliate of Morgan Stanley Private Equity Asia, or MSPEA, the private equity arm of Morgan Stanley, to acquire all of the outstanding shares of our common stock not currently owned by Mr. Leng You-Bin (and possibly other rollover shareholders) in a going private transaction for $7.40 per share of common stock in cash, subject to certain conditions. Our Board of Directors has formed a special committee of independent directors to consider the proposal, which retained a financial advisor and legal counsel to assist it in this process. Upon the unanimous recommendation of the special committee and unanimous approval of our Board of Directors, on March 3, 2013, we entered into an Agreement and Plan of Merger, or the Merger Agreement, which would effectuate the going private proposal, with Diamond Infant Formula Holding Limited, or Holdco, Platinum Infant Formula Holding Limited, and a wholly owned subsidiary of Holdco, or Parent, and Infant Formula Merger Sub Holding Inc., a wholly owned subsidiary of Parent, or the Merger Sub. Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub would merge with and into us, and we would survive as a wholly-owned subsidiary of Parent and a wholly-owned indirect subsidiary of Holdco. In connection with and at the effective time of the merger, each share of our common stock that is outstanding immediately prior to the effective time of the merger would be cancelled in consideration for the right to receive $7.40 in cash without interest, except for those shares beneficially owned by (i) Mr. Leng You-Bin, Mr. Liu Sheng-Hui, and Mr. Liu Hua, who we refer to collectively as the “Rollover Holders,” and (ii) Holdco, Parent, Merger Sub, us or any subsidiary immediately prior to the effective time of the merger, which shares would be cancelled for no consideration at the effective time of the merger, subject to applicable dissenters rights. If the merger closes pursuant to the Merger Agreement, we would cease to be listed on the New York Stock Exchange, or the NYSE, or a public reporting company in the U.S. The Merger Agreement is subject to closing conditions, including certain shareholder approvals, and there can be no assurance that this or any other transaction will be approved or consummated.

Discontinued Operations

In October 2011, we sold our prior subsidiaries Heilongjiang Feihe Kedong Feedlots Co., Limited and Heilongjiang Feihe Gannan Feedlots Co., Limited, which we refer to collectively as the “Dairy Farms.” As a result, they are accounted for as discontinued operations. The total purchase price to us was approximately $133.1 million. This aggregate purchase price included approximately $18 million in cash. The remaining purchase price is to be satisfied by the purchaser’s delivery to us, in six quarterly installments, of raw milk with an aggregate value of approximately $115.1 million from the Dairy Farms, or the Supply Obligations. Concurrently, we entered into a raw milk exclusive supply agreement with the Dairy Farms and the purchaser, pursuant to which the Dairy Farms must satisfy the Supply Obligations by supplying to us raw milk valued at approximately $19.2 million during each quarter for a period of 18 months following September 30, 2011. During this period, the Dairy Farms have agreed to supply raw milk to us exclusively until the quarterly quota amounts are delivered and for so long as we require additional supply. In the event the raw milk production of the Dairy Farms is insufficient to fulfill such quarterly amounts, the shortfall will be immediately payable to us in cash by the Dairy Farms. The quality of the milk must meet governmental and our standards, and we have the right to return any milk which does not meet such standards. In addition, we entered into an asset mortgage agreement with the Dairy Farms, pursuant to which the Dairy Farms granted us a primary security interest in certain properties and assets belonging to the Dairy Farms to secure their obligations to us.

On December 31, 2012, we entered into a supplemental agreement to rearrange the repayment schedule, pursuant to which the purchaser has agreed to repay RMB200 million (approximately $32.1 million) in April 2013 and that a residual amount of the purchase price would be paid by raw milk during the three quarters ending December 31, 2013. If the total value of raw milk supplied to us is less than the residual amount of the purchase price, the purchaser has agreed to pay the shortfall to us in cash.

Principal Products

Our products fall into five main product categories: milk powder, soybean powder, rice cereal, packed milk and walnut and other products.

Milk Powder

Milk powder is our primary product and is divided into several sub-categories. We produce milk powder for infants and young children formulated for zero to six months, six months to one year, one to three years and three to six years of age. We also produce milk powder for expectant mothers, for students and for the middle-aged and elderly populations. In addition, we occasionally purchase semi-finished milk powder, which we refer to as “raw milk powder,” from third parties, which we then process and distribute to beverage manufacturers and other wholesalers for use in their blended drink products.

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

Packed Milk

Packed milk is a new product in 2012. We process the raw milk and add in different flavors. We then individually package and sell the product to primary schools and middle schools for the consumption of their students.

Walnut and Other Products

We produce other auxiliary products that we market in conjunction with our infant milk powder, as well as to health-conscious adults. Walnut products include walnut powder and walnut oil. Other products include cream, skim milk powder, full milk powder, butter, cheese and other related milk powder products and water and cheese marketed specifically for children.

Product Sales

The following tables reflect the sales of our principal products during the fiscal years ended December 31, 2012, 2011 and 2010:

	2012			2011			2012 over 2011
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Change (Amount)

Milk powder	21,309	248,359	92.7	20,577	217,506	74.3	732	30,853	14.2
Raw milk powder	1,688	6,165	2.3	16,079	62,749	21.4	(14,391)	(56,584)	(90.2)
Soybean powder	1,290	3,445	1.3	3,641	6,760	2.3	(2,351)	(3,315)	(49.0)
Rice cereal	476	3,137	1.2	559	3,613	1.2	(83)	(476)	(13.2)
Walnut products	10	60	0.1	117	800	0.3	(107)	(740)	(92.5)
Packed milk	2,536	3,893	1.4	—	—	—	2,536	3,893	—
Other	370	2,792	1.0	341	1,507	0.5	29	1,285	85.3
Total	27,679	267,851	100	41,314	292,935	100	(13,635)	(25,084)	(8.6)

	2011			2010			2011 over 2010
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Change (Amount)

Milk powder	20,577	217,506	74.3	22,690	180,217	70.2	(2,113)	37,289	20.7
Raw milk powder	16,079	62,749	21.4	15,691	57,752	22.5	388	4,997	8.7
Soybean powder	3,641	6,760	2.3	4,917	10,812	4.2	(1,276)	(4,052)	(37.5)
Rice cereal	559	3,613	1.2	633	4,040	1.6	(74)	(427)	(10.6)
Walnut products	117	800	0.3	263	1,511	0.6	(146)	(711)	(47.1)
Other	341	1,507	0.5	242	2,282	0.9	99	(775)	(34.0)
Total	41,314	292,935	100	44,436	256,614	100	(3,122)	36,321	14.2

Sources of Milk

We source our fresh milk from numerous small dairy farmers that have provided us access to over 200,000 cows that provide milk to our over 200 company-owned milk collection stations. On average, each cow provides four tons of milk per year, which farmers deliver to our milk collection stations. In addition, we have steady milk supply arrangements with our former Dairy Farms described under “– Discontinued Operations” and we purchase raw milk from 4 dairy farms in Kedong and Gannan which in total control over 32,200 cows.

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

Production and Packaging Facilities

Currently we own and operate five production and packaging facilities. The production facilities we have constructed comply with pharmaceutical GMP standards, a higher level of quality control than required for consumer goods manufacturing facilities. Since 2000, our production facilities have obtained ISO 9002 and HACCP quality assurance certifications, as well as quality certifications from the PRC regulatory authorities. In March 2011, we successfully renewed our manufacturing licenses with Heilongjiang and Hebei Bureau of Quality and Technical Supervision and the licenses’ term of validity was 3 years. The renewal permit was granted pursuant to regulatory measures introduced in 2010 by China’s General Administration of Quality Supervision, Inspection and Quarantine, or AQSIQ, which in 2011 revoked the licenses of approximately 40% of China’s dairy facilities. We believe that our design standards help us assure our product quality. We believe that we are one of the few PRC milk producers that have processing areas that meet a 300,000 cleanliness purification standard, which means that there are less than 300,000 dust particles per cubic centimeter of air. In a standard room, dust particles can reach over two million dust particles per cubic centimeter of air. Continuing our commitment to quality, we have also added testing equipment and other quality control procedures to our processing equipment manufactured by known European and American manufacturing companies.

Feihe Dairy

Located in Kedong, Heilongjiang Province, China, the Feihe Dairy premises are approximately 88,221 square meters. The plant is approximately 12 years old, although it was completely remodeled in 2005. Feihe Dairy principally produces infant milk formula and has a processing capacity of 550 tons per day of raw milk. In addition, Feihe Dairy serves as a packaging facility and packages approximately 22,000 tons of products per year.

Gannan Feihe

Located in Gannan, Heilongjiang Province, China, the Gannan Feihe premises are approximately 300,000 square meters. The original plant is approximately 7 years old and commenced milk powder production in 2008. In 2011, we completed an expansion of the plant, which we refer to as “Phase II”. Gannan Feihe principally produces infant milk formula and has a processing capacity of approximately 1,000 tons per day of raw milk, including the 700 tons per day added by Phase II. In November 2012, Langfang Feihe transferred its packaging facility to Gannan Feihe, which packages approximately 50,000 tons of products per year.

Shanxi Feihe

Located in Licheng, Shanxi Province, China, the Shanxi Feihe premises are approximately 40,000 square meters. The plant is approximately 9 years old. Shanxi Feihe principally produces soybean powder, walnut powder and walnut oil and has a production capacity of approximately 5,000 tons per year of soybean powder and walnut powder combined, and 1,000 tons per year of walnut oil.

Qiqihaer Feihe

Located in Qiqihaer, Heilongjiang Province, China, the Qiqihaer Feihe, a branch of Feihe Dairy, premises are approximately 90,000 square meters. The plant is approximately 8 years old. Qiqihaer Feihe principally produces infant milk formula and adult milk formula and has a processing capacity of approximately 270 tons per day of raw milk. Qiqihaer Feihe also produces butter and has a production capacity of approximately 15 tons per day.

Longjiang Feihe

Located in Longjiang, Heilongjiang Province, China, the Longjiang Feihe, a branch of Gannan Feihe, premises are approximately 29,690 square meters. The plant is approximately 22 years old. In 2011, we started an expansion of plant with a processing capacity of approximately 900 tons per day of raw milk. This facility is currently under construction, which we expect to be completed in July 2013. Longjiang Feihe has a processing capacity of approximately 200 tons per day of raw milk.

In May 2012, we closed the business of Baiquan Dairy, which produced milk products, and Feihe Trading, which distributed milk and soybean related products. In November 2012, we sold the land use rights and fixed assets, and then ceased the operations, of Langfang Feihe, which packaged and distributed finished products.

The table below summarizes key information regarding the production and packaging facilities material to our ongoing operations.

Facility	Province/ Region	Products	Processing/ Production	Packaging Capacity (tons/year)
Feihe Dairy	Heilongjiang	Infant milk formula	550 (tons/day)	22,000
Gannan Feihe	Heilongjiang	Infant milk formula	1,000 (tons/day)	50,000
Shanxi Feihe	Shanxi	Walnut powder & Soybean powder;	5,000 (tons/year)	N/A
		Walnut oil	1,000 (tons/year)
Qiqihaer Feihe	Heilongjiang	Infant milk formula; Adult milk powder;	270 (tons/day)	N/A
		Butter	15 (tons/day)
Longjiang Feihe	Heilongjiang	Infant milk formula; Adult milk powder	200 (tons/day)	N/A

Sources of Walnut and Soybeans

We order walnuts and soybeans from local farmers for delivery to Feihe Dairy. We then distribute these raw materials to our facilities as necessary.

Product Distribution

Currently, our products are sold in stores nationwide throughout China, except in Hong Kong SAR, Macau SAR and Taiwan. Prior to distribution, we route our products to Feihe Dairy and Gannan Feihe for final packaging. Feihe Dairy then distributes our finished products primarily in northeastern China, including Heilongjiang, Jilin and Liaoning Provinces. We have a distribution team based in our corporate headquarters that coordinates with a network of over 600 dealers or representatives in key provinces across China. The dealers, in turn, each typically hire one or two secondary agents who assist in the distribution process, including inventory management, product sales, customer service and payments. Dealer agents display and sell our products in specially designated areas in stores. In 2010, we established a system to monitor distributor inventory levels and cross-territory selling activity.

Generally, we deliver our products only after receipt of payment from the dealer. We typically enter into new agreements with our dealers each year that specify sales targets and territories, among other provisions. We seek to expand the number of key provinces served by our dealer network as part of our growth strategy and ultimately to establish a distribution system based upon local production at local dairies. We currently distribute our products through an extensive distribution network that reaches over 100,000 retail outlets throughout China.

Customers

No single customer equaled or exceeded 10% of our sales during the years ended December 31, 2012, 2011 or 2010.

Intellectual Property

We rely principally on trade secrets and confidentiality agreements to protect our proprietary product formulations and production processes. We have obtained trademark registrations for the use of our trade name “Feihe,” as well as our “Xingfeifan,” “Feifan,” “Super Feifan,” “Feihui,” “Feirui,” “Feiyue,” and “Beidiqi” Chinese brands and our “Firmus,” “Astrobaby” and “Babyrich” English brand names, which have been registered with the PRC Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products. We have obtained trademark registrations for the use of our trade name “Feihe” and “Firmus,” which have been registered with the United States Patent and Trademark Office. We believe our trademarks are important to the establishment of consumer recognition of our products. However, due to uncertainties in PRC trademark law, the protection afforded by our trademarks may be less than we currently expect and may, in fact, be insufficient. In the event any of our trademarks are challenged or infringed, we may not have the financial resources to defend against the challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademark could have a material adverse effect on our business, operations and finances.

Research and Development

As of March 15, 2013, we had seven technicians engaged in research and development activities. These technicians monitor quality control at our production facilities to ensure that the processing, packaging and distribution of our milk products result in high quality premium milk products that are safe and healthy for customers. These technicians also pursue methods and techniques to improve the taste and quality of our milk products and to evaluate new milk products for further production based upon changes in consumer tastes, trends and the introduction of competitive products by other milk producers.

During the fiscal years ended December 31, 2012, 2011 and 2010, we incurred approximately $141,000, $171,000 and $169,000, respectively, on research and development, representing amounts paid in compensation to our technicians described above.

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

7

•

Strengthen our premium quality brand awareness. We believe that our products enjoy a reputation for high quality among those familiar with them, and our products routinely pass government and internal quality inspections. We have increased our advertising expenses and plan to continue advertising on influential provincial stations in China, in order to market our products as premium and super-premium products. We believe many consumers in China tend to regard higher prices as indicative of higher quality and higher nutritional value, and as a result consumers with higher disposable incomes are increasingly inclined to purchase higher priced products, particularly in the areas of infant formula and nutritional products. In addition, we believe that opportunistic product marketing and distribution, such as with our recent packed milk sales activities in primary and middle schools, will reinforce our brand and reputation.

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

Competition

The dairy industry in China is highly competitive. We face significant competition from large multinational producers, such as Dumex, Mead Johnson, Abbott and Wyeth, and large national milk companies, such as Yili, Beingmate, Synutra and Yashili, particularly in more affluent major urban areas. Many of our competitors have greater resources and sell more products than we do. We believe that our competitive position has improved following the melamine crisis in 2008, which did not involve any of our products. We also believe our competitive position has improved in light of AQSIQ revoking the license in 2012 of approximately 40% of China’s dairy facilities, although we believe many such facilities had significantly smaller operations than we do. Our products are positioned as premium products and, accordingly, are generally priced higher than many similar competitive products. We believe that the principal competitive factors in marketing our products are quality, taste, freshness, price and product recognition. While we believe that we compete favorably in terms of quality, taste and freshness, our products are more expensive and less well known than certain other established brands. Our premium products may also be considered in competition with non-premium quality dairy products for discretionary food dollars.

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

In 2010, AQSIQ announced a nationwide renewal inspection for all infant formula manufacturing facilities in China. AQSIQ has announced that approximately 40% of China’s dairy facilities had their licenses revoked in 2012. In March 2011, we successfully renewed our manufacturing license and the licenses’ term of validity was 3 years.

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

Employees

As of March 15, 2013, we had approximately 1,932 employees on our payroll. We had 7 group administrators, approximately 535 employees were in marketing and sales, approximately 70 employees provided marketing support, approximately 159 employees were performing administrative functions, including financing, auditing and human resources, approximately 1,161 employees were in production, storage and distribution and 7 employees were in research and development functions. Our employees are not represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages. We believe that our relations with our employees are good.

Financial Information about Segments and Geographic Areas

Until October 31, 2011, we had two reportable segments: dairy products and dairy farms. The dairy products segment produces and sells dairy products, such as wholesale and retail milk powders as well as soybean powder, rice cereal, walnut powder and walnut oil. In October 2011, we sold the Dairy Farms we previously operated. As of December 31, 2012, we only operate our dairy products segment. See “-Discontinued Operations.” As we primarily generate our revenues from customers in the PRC, no geographical segments are presented.

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

We sell products for human consumption, which involves risks such as product contamination, spoilage and tampering. In 2008, sales in China of substandard milk formula contaminated with a substance known as melamine caused the death of six infants as well as illness of nearly 300,000 others. In 2010, 2011 and 2012, new incidents of substandard milk formula contaminated with melamine and hydrolyzed leather protein also occurred in China. Although our products were not involved in these incidents, AQSIQ found that the products of at least 22 Chinese milk and formula producers were contaminated by melamine, a substance not approved for use in food, which caused significant negative publicity for the entire dairy industry in China. Furthermore, in 2010 there were widely publicized claims that certain Chinese infant formula products were linked to precocious puberty in female infants. While governmental authorities concluded these claims were false, the operations of the companies involved were adversely effected. The mere publication of information asserting that our milk powder, infant formula or other products contain melamine or other contaminants or have harmful health effects could have a material adverse effect on us, regardless of whether these reports are scientifically supported or concern our products or the raw materials used in our products. In addition, if the consumption of any of our products causes injury, illness or death, we may face product liability claims, product recalls, temporary or permanent suspensions of operations, government investigations or sanctions, any of which could be extremely expensive and damaging to our business.

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

We may not consummate the transactions contemplated by the Merger Agreement or may suffer adverse effects in our efforts to close the transactions it contemplates.

On March 3, 2013, we entered into the Merger Agreement to effectuate a going private proposal. Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub would merge with and into us, and we would survive as a wholly-owned subsidiary of Parent and a wholly-owned indirect subsidiary of Holdco. In connection with and at the effective time of the merger, each share of our common stock that is outstanding immediately prior to the effective time of the merger would be cancelled in consideration for the right to receive $7.40 in cash without interest, except for those shares beneficially owned by the Rollover Shareholders, Holdco, Parent, Merger Sub, us or any subsidiary immediately prior to the effective time of the merger, which shares would be cancelled for no consideration at the effective time of the merger, subject to applicable dissenters rights. The Merger Agreement contains several closing conditions, including certain shareholder approvals and other covenants that may be difficult to perform, and confers certain termination rights. There can be no assurance that this or any other transaction will be approved or consummated on a timely basis, or at all.

In addition, our efforts to close the transactions contemplated by the Merger Agreement may have any number of adverse effects on us, whether or not the transactions close, including:

•	our announcement or the pendency of the merger may adversely impact our business relationships, operating results and business generally;

•	our management’s attention may be diverted from our ongoing business operations;

•	we may incur substantial amounts of costs, fees, expenses and charges related to the merger and the actual terms of the financing that will be obtained for the merger; and

•	we may face heightened risks of litigation, regulatory proceedings or enforcement matters that may be instituted against us and others relating to the merger.

The recent global economic and financial market crisis could significantly impact our financial condition.

Current global economic conditions could have a negative effect on our business and results of operations. Economic activity in China, the United States, Europe and much of the world has undergone significant economic downturns following the housing crisis in the real estate and credit markets in both the United States and Europe, as well as natural disasters and related concerns in Asia. Market disruptions have included extreme volatility in securities prices, as well as severely diminished liquidity and credit availability. The economic crisis may adversely affect us in a variety of ways. Access to lines of credit or the capital markets may be severely restricted, which may preclude us from raising funds required for operations and to fund continued expansion. It may be more difficult for us to complete strategic transactions with third parties. The financial and credit market turmoil could also negatively impact our suppliers and customers, which could decrease our ability to source, produce and distribute our products and could decrease demand for our products. While it is not possible to predict with certainty the duration or severity of the current disruption in financial and credit markets, if economic conditions worsen, it is possible these factors could significantly impact our financial condition.

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

For example, our external raw milk unit purchase cost increased by approximately 6% in 2012 due to various factors, including, we believe, general economic conditions, such as inflation and fuel prices, and rising production costs due to various other factors, including increased competition abroad and currency appreciation. We also expect that our raw material prices will continue to fluctuate and be affected by all of these factors in the future. Changes to our raw materials prices may result in increases in production and packaging costs, and we may be unable to raise the prices of our products to offset such increases in the short term or at all. As a result, our results of operations may be materially and adversely affected.

We are subject to public company reporting and other requirements for which we will incur substantial costs and our accounting and other management systems and resources may not be adequately prepared.

We incur significant legal, accounting, insurance and other expenses as a result of being a public company. For example, laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules related to corporate governance and other matters subsequently adopted by the SEC and the NYSE result in substantial costs to us, including legal and accounting costs, and may divert our management’s attention from other matters that are important to our business.

We have historically identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

We and our independent registered public accounting firm, in connection with the audit of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act for the fiscal year ended December 31, 2012, have identified the following material weaknesses in our internal control over financial reporting: There was insufficient accounting personnel with appropriate knowledge of accounting principles generally accepted in the United States of America, or U.S. GAAP. We identified the same material weakness as of December 31, 2011 and similar material weaknesses in prior years. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy this material weakness. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

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

We are incorporated in the State of Utah. However, a majority of our directors and executive officers, and certain of our principal shareholders, live outside of the U.S., principally in China. In addition, substantially all of our assets are located outside of the U.S. As a result, you may not be able to effect service of process upon those persons within the U.S. or enforce against those persons judgments obtained in U.S. courts.

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

We may incur costs related to expansion into new plants and ventures, which may not prove to be profitable. Moreover, any delays in our expansion plans could adversely impact our results of operations and jeopardize our business.

Our expansion strategy has historically involved, and may in the future involve acquisitions and construction of milk production facilities. Our cost estimates and projected completion dates for construction of new production facilities may change significantly as the projects progress. In addition, projects could entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences, unanticipated cost increases or budgetary constraints, any of which could have a material adverse effect on the projects and could delay their scheduled openings. A delay in scheduled openings of production facilities could delay our receipt of sales revenues from such facilities, which, when coupled with the increased costs and expenses of our expansion, could prevent us from becoming profitable.

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

Other applicable laws and regulations governing our products may include nutritional labeling, product standardization requirements and serving size requirements. Our processing facilities and products are subject to periodic inspection by national, provincial and local authorities. For instance, in 2010, AQSIQ announced a nationwide renewal inspection for all infant manufacturing facilities. In March 2011, we successfully renewed our manufacturing license and the licenses’ term of validity was 3 years, although in 2011 approximately 40% of PRC dairy facilities did not. We may fall out of substantial compliance with current laws and regulations or may be unable to comply with any future laws and regulations. To the extent that new regulations are adopted, we will be required, possibly at considerable expense, to adjust our activities in order to comply with such regulations. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and finances.

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

Our independent registered public accounting firm, like others operating in China, is not permitted to be subject to inspection by the Pubic Company Accounting Oversight Board and, as such, you may be deprived of any benefits of such inspection.

Our independent registered public accounting firm that issues the audit report included in this Annual Report on Form 10-K, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards.

However, our operations are mainly located in the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of relevant PRC authorities. Our independent registered public accounting firm, like others operating in China (and Hong Kong, to the extent their audit clients have operations in China), is currently not subject to inspection conducted by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures. Certain deficiencies revealed in the inspection process can be addressed to improve future audit quality. The inability of the PCAOB to conduct full inspections of auditors operating in China makes it difficult to evaluate our auditor’s audit procedures and quality control procedures. As a result, our investors may be deprived of the benefits of any PCAOB inspections.

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

We maintain certain bank accounts in China that are not protected by Federal Deposit Insurance Corporation, or FDIC, insurance or other insurance. As of December 31, 2012, we held approximately $40.4 million in bank accounts in China. If a PRC bank holding our funds experienced insolvency, it may not permit us to withdraw our funds, which would result in a loss of such funds and reduction of our net assets. As of December 31, 2012, we did not hold any cash balances within the United States in excess of FDIC insurance limits.

Limited and uncertain trademark protection in China makes the ownership and use of our trademark uncertain.

We rely principally on trade secrets and confidentiality agreements to protect our proprietary product formulations and production processes. We have obtained trademark registrations for the use of our trade name “Feihe,” as well as our “Xingfeifan,” “Feifan,” “Super Feifan,” “Feihui,” “Feirui,” “Feiyue,” and “Beidiqi” Chinese brands and our “Firmus,” “Astrobaby” and “Babyrich” English brand names, which have been registered with the PRC Trademark Bureau of the State Administration for Industry and Commerce with respect to our milk products. We have obtained trademark registrations for the use of our trade name “Feihe” and “Firmus,” which have been registered with the United States Patent and Trademark Office. We believe our trademark is important to the establishment of consumer recognition of our products. However, due to uncertainties in PRC trademark law, the protection afforded by our trademark may be less than we currently expect and may, in fact, be insufficient. In the event any of our trademarks are challenged or infringed, we may not have the financial resources to defend against the challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademark could have a material adverse effect on our business, operations and finances.

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

A significant percentage of our stock is concentrated among insiders, who are able to exercise significant influence over our affairs.

Leng You-Bin, our Chairman, Chief Executive Officer, President, and General Manager, Liu Sheng-Hui, a director and vice president of Feihe Dairy, and Liu Hua, our Vice Chairman and Chief Financial Officer, beneficially owned approximately 41.5% of our common stock as of March 15, 2013. The insiders are also Rollover Shareholders in the Merger Agreement. Consequently, these insiders are able to significantly influence the composition of our board of directors, the approval of certain matters requiring shareholder approval, and other matters impacting our operations. Their interests may be different than the interests of other shareholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, including discouraging a competing proposal under the Merger Agreement, which in turn could reduce the price of our common stock.

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

As of December 31, 2012, we had approximately $63.2 million of short-term bank loans, approximately $6.0 million of long-term bank loan due in 2013, as well as approximately $59.2 million in other long-term loans. Our high level of indebtedness could have important consequences, including the following:

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

Our ability to pay interest on and to satisfy our debt will depend upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary. Each of these factors is, to a large extent, dependent upon economic, financial, competitive and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our obligations, we will need to refinance our existing debt, obtain additional financing or sell assets. Our business may not generate sufficient cash flows to satisfy our existing obligations and funding sufficient to satisfy our requirements may not be available on satisfactory terms, if at all.

We are at risk of securities litigation.

We are at risk of being subject to securities litigation, including possible enforcement action or class action lawsuits. We restated our quarterly financial statements for the quarter ended March 31, 2009 to reclassify certain items from operating activities to investing activities, and we amended our Form 10-K for the 2008 fiscal year to restate items in our statements of cash flows and to revise the note to our financial statements regarding quarterly operating results. Securities class action litigation has often been brought against companies who have been unable to provide current public information or who have restated previously filed financial statements. In addition, litigation is frequently initiated in connection with “going private” transactions such as that contemplated in the Merger Agreement, and we and our directors and officers were named in several lawsuits in Utah and California following our announcement that we had received a non-binding “going private” proposal. Moreover, China-based reverse merger companies have been increasingly the subject of securities regulatory scrutiny and class action litigation. Regulatory inquiries and litigation are complex and could result in substantial costs, divert management’s attention and resources, and seriously harm our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executives are located at Star City International Building, 10 Jiuxianqiao Road, C-16th Floor, Chaoyang District, Beijing, China 100016. We have five production and packaging facilities, which have an aggregate milk powder production capacity of 2,020 tons per day, encompass an aggregate of approximately 554,045 square meters of office, plant, and warehouse space, and are located in the Heilongjiang, Shanxi and Hebei Provinces in China. For additional information on our production and packaging facilities, see “ Item 1. Business-Production and Packaging Facilities “ above.

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

Item 3. Legal Proceedings

In October 2012, certain alleged shareholders of us filed putative class and derivative actions on behalf of us against the members of our Board of Directors and certain entities associated with MSPEA. Three cases were brought in the Third Judicial District Court for Salt Lake County, Utah, which have been consolidated under the caption In re Feihe International Shareholder Litigation. Three cases were brought in the Superior Court of the State of California for Los Angeles County, which have been deemed related and are pending consolidation under the caption In re Feihe International, Inc. Shareholder Litigation. The plaintiffs in both the Utah and California cases have alleged breach of fiduciary duties and aiding and abetting in connection with our October 2012 receipt of the preliminary, non-binding proposal from Mr. Leng You-Bin, our Chairman and Chief Executive Officer, and an affiliate of MSPEA to acquire all of the outstanding shares of our common stock not currently owned by them and their respective affiliates in a going private transaction for $7.40 per share in cash, subject to certain conditions. The plaintiffs in both the Utah and California cases have requested rescission of the going private proposal, to the extent implemented, an award of unspecified damages to us, certain other equitable and injunctive relief, and an award of plaintiff’s costs and disbursements, including legal fees. Although we are unable to predict the final outcome of these proceedings, we do not believe that the final results will have a material effect on our consolidated financial condition, results or operations, or cash flows.

From time to time, we may become involved in various claims and lawsuits incidental to our business. Except as provided above, we know of no material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Repurchases of Equity Securities

Price Range of Our Common Stock

Our common stock trades on the NYSE under the symbol “ADY.” As of March 15, 2013, there were 19,784,291 shares of our common stock issued and outstanding that were held by approximately 342 shareholders of record. The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as reported on the NYSE.

	Closing Price Range of Common Stock
	High ($)	Low ($)
Year Ended December 31, 2011:
1st Quarter	$10.96	$7.82
2nd Quarter	$11.99	$6.71
3rd Quarter	$8.52	$5.02
4th Quarter	$5.37	$2.56

Year Ended December 31, 2012:
1st Quarter	$3.75	$2.34
2nd Quarter	$8.74	$3.04
3rd Quarter	$7.15	$5.52
4th Quarter	$6.80	$6.02

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

Transfer Agent and Registrar

Our transfer agent and registrar is Progressive Transfer Co., 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117-5148; telephone +1 (801) 272-9294.

Performance Graph

The following graph compares the annual cumulative total shareholder return on an investment on December 31, 2007 of $100 in our common stock with the annual cumulative total return on the same investment in the S&P 500 Index and the S&P Packaged Foods and Meats Index for the five subsequent fiscal years.

Total Return To Shareholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending

Company / Index	Dec08	Dec09	Dec10	Dec11	Dec12
Feihe International, Inc.	16.14	44.15	-50.92	-75.66	154.83
S&P 500 Index	-37.00	26.46	15.06	2.11	16.00
S&P Packaged Foods & Meats	-12.46	17.84	16.36	17.19	10.39

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec07	Dec08	Dec09	Dec10	Dec11	Dec12
Feihe International, Inc.	100	116.14	167.41	82.16	20.00	50.97
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
S&P Packaged Foods & Meats	100	87.54	103.16	120.04	140.67	155.29

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding issuances of securities pursuant to equity compensation plans as of December 31, 2012:

Plan Category	Number of securities issued and to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,006,000	$8.32	3,546,000
Total	1,006,000	$8.32	3,546,000

Recent Sales of Unregistered Securities

On May 24, 2012, we issued a total of 70,000 shares of common stock to our directors and employees, of which a total of 10,000 shares were compensation for services rendered to us for the year 2011 and the remaining 60,000 shares were compensation for services rendered for the year 2012. We issued these securities pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act for transactions by an issuer not involving any public offering.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data. The financial data set forth below should be read in conjunction with, and are qualified in their entirety by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report. The selected consolidated balance sheets data and statements of income data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected in the future.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands except earnings per share data)
Selected Consolidated Statements of Income Data:
Sales	$267,851	$292,935	$256,614	$271,384	$193,192
Cost of goods sold	(129,125)	(180,615)	(157,325)	(140,521)	(117,155)
Gross profit	138,726	112,320	99,289	130,863	76,037
Sales and marketing expenses	(102,990)	(78,989)	(99,276)	(104,953)	(50,686)
General and administrative expenses	(21,596)	(26,018)	(21,306)	(19,537)	(18,068)
Goodwill and other intangible assets impairment	—	(1,012)	(1,437)	(929)	—
Other operating income (expenses), net	4,302	3,281	(551)	(220)	364
Income (loss) from operations	18,442	9,582	(23,281)	5,224	7,647
Interest and finance costs	(3,808)	(4,146)	(1,723)	(5,842)	(18,268)
Registration rights penalty	—	—	—	—	(2,389)
Gain on extinguishment of debt	—	—	—	—	30,497
Amortization of deferred charges	—	—	(380)	(124)	(657)
Loss on derivatives	—	—	—	(2,162)	(8,321)
Gain on deregistration of subsidiaries	180	—	—	—	—
Government subsidy	10,435	9,205	21,709	21,177	6,810
Income (loss) from continuing operations before income tax expenses and noncontrolling interests	25,249	14,641	(3,675)	18,273	15,319
Income tax (expense) benefit	(4,063)	(10,010)	280	746	(3,542)
Income (loss) from continuing operations	21,186	4,631	(3,395)	19,019	11,777
Net income (loss) from discontinued operations, net of tax	—	(5,705)	(6,500)	562	5,315
Net income (loss)	21,186	(1,074)	(9,895)	19,581	17,092
Net (income) loss attributable to the noncontrolling interests	(24)	(126)	311	—	(69)
Net income (loss) attributable to Feihe International, Inc.	$21,162	$(1,200)	$(9,584)	$19,581	$17,023

Net income (loss) from continuing operations per share of common stock
-Basic	$1.05	$0.26	$(0.20)	$1.00	$0.69
-Diluted	$1.05	$0.26	$(0.20)	$0.94	$0.67
Net income (loss) from discontinued operations per share of common stock
-Basic	$—	$(0.26)	$(0.28)	$0.03	$0.31
-Diluted	$—	$(0.26)	$(0.28)	$0.03	$0.30
Net income (loss) per share of common stock
-Basic	$1.05	$—	$(0.48)	$1.03	$1.00
-Diluted	$1.05	$—	$(0.48)	$0.97	$0.97
Net income (loss) per share of redeemable common stock
-Basic	$0.46	$(0.03)	$(0.07)	$1.03	$—
-Diluted	$0.46	$(0.03)	$(0.07)	$1.03	$—

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Selected Balance Sheets Data:
Cash and cash equivalents	$40,425	$15,354	$16,183	$46,973	$10,444
Working capital (deficit) (1)	36,087	(7,972)	(59,338)	20,188	(56,482)
Inventories	30,838	33,329	62,717	49,876	48,935
Trade receivables, net	24,536	40,691	14,813	27,484	12,275
Property, plant and equipment	132,988	143,635	138,255	108,038	78,126
Prepaid leases for land use right	16,524	18,281	15,608	15,045	15,026
Total assets	476,256	441,804	585,893	536,282	414,485
Short-term bank loans	63,240	54,616	63,523	58,599	7,764
Convertible debt	—	—	—	—	91,542
Long- term bank loans	6,004	11,889	16,977	17,187	1,400
Total liabilities	274,498	266,303	358,041	319,830	298,061
Redeemable common stock	—	32,697	66,114	53,645	—
Total equity	$201,758	$175,501	$161,738	$162,807	$116,424

(1) Working capital (deficit) represents current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains our audited consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 and data derived therefrom. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” above.

Overview

We are a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the PRC. Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns. We have over 200 company-owned milk collection stations, five production and distribution facilities with an aggregate milk powder processing capacity of approximately 2,020 tons per day, and an extensive distribution network that reaches over 100,000 retail outlets throughout China.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•	Dairy Industry Growth.We believe the market for dairy products in China for the long term will be growing rapidly, driven by China’s economic growth, increased penetration of infant formula, and a growing female working population. Despite the damage to the industry as a result of the melamine crisis in 2008 and subsequent contamination scandals, we expect these factors to continue to drive industry growth. We believe that economic growth in our primary markets has become an increasingly important driver of growth.

•	Production Capacity. We believe much of the dairy market in China is still underserved, particularly with respect to infant formula. In addition, since the melamine crisis in 2008, which did not involve any of our products, we have at times operated our milk production facilities at maximum capacity. Accordingly, we believe that the ability to increase production of high quality dairy products will allow well positioned companies to significantly increase revenues and market share.

•	Perceptions of Product Quality and Safety. We believe that rising consumer wealth in China has contributed to a greater demand for higher-priced products with perceived quality advantages. We believe many consumers in China tend to regard higher prices as indicative of higher quality and higher nutritional value, particularly in the areas of infant formula and nutritional products. Accordingly, we believe our reputation for quality and safety allows us to command higher average selling prices and generate higher gross margins than competitors who do not possess the same reputation. Conversely, any decrease in consumer perceptions of quality and safety could adversely impact us.

•	Seasonality. The dairy industry is seasonal, with higher production in the summer season and greater demand in winter months. This seasonality is offset by production of powder products with longer shelf lives.

•	Raw Material Supply and Prices. The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, our raw milk prices, increased by approximately 24%, 17% and 6% in 2010, 2011 and 2012, respectively. We expect raw milk prices will continue to be affected by factors such as geographic location, rising feed prices, general economic conditions such as inflation and fuel prices, and fluctuations in production, rising production costs and competition, as well as increased competition abroad and currency fluctuations. In 2011, we sold the Dairy Farms, although we have milk supply arrangements with them described under “Business – Discontinued Operations.”

•	Expenses Associated with Expansion and Competition. In implementing our plan to expand our business, we face corresponding increases in expenses, especially for sales and marketing expenses, in order to attract and retain qualified talent, monitor our sales by region and address potential cross-territory selling activities by distributors, implement strategic advertising campaigns, and finance our expansion.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	For the Years Ended December 31,
	2012	2011	2010
	($ in thousands)
Sales	267,851	292,935	256,614
Cost of goods sold	(129,125)	(180,615)	(157,325)
Gross profit	138,726	112,320	99,289
Operating expenses:
Sales and marketing	(102,990)	(78,989)	(99,276)
General and administrative	(21,596)	(26,018)	(21,306)
Goodwill and other intangible asset impairment	—	(1,012)	(1,437)
Other operating income (expenses), net	4,302	3,281	(551)
Income (loss) from operations	18,442	9,582	(23,281)
Other income	6,807	5,059	19,606
Income tax (expenses) benefits	(4,063)	(10,010)	280
Net income (loss) from discontinued operations, net of tax	—	(5,705)	(6,500)
Net (income) loss attributable to noncontrolling interest	(24)	(126)	311
Net income (loss) attributable to common shareholders of Feihe International, Inc.	21,162	(1,200)	(9,584)

Comparison of Years Ended December 31, 2012 and 2011

Sales

Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, walnut products and packed milk. Sales decreased by approximately $25.1 million, or 8.6%, from approximately $292.9 million in 2011 to approximately $267.8 million in 2012. This decrease was primarily attributable to a decrease of sales of raw milk powder and soybean powder, offset by an increase in sales of milk powder, packed milk which is a new product in the year 2012 and other products, which reflected our focus on sales of milk powder.

The following table sets forth information regarding the sales of our principal products during the fiscal years ended December 31, 2012 and 2011:

	2012			2011			2012 over 2011
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Change (Amount)

Milk powder	21,309	248,359	92.7	20,577	217,506	74.3	732	30,853	14.2
Raw milk powder	1,688	6,165	2.3	16,079	62,749	21.4	(14,391)	(56,584)	(90.2)
Soybean powder	1,290	3,445	1.3	3,641	6,760	2.3	(2,351)	(3,315)	(49.0)
Rice cereal	476	3,137	1.2	559	3,613	1.2	(83)	(476)	(13.2)
Walnut products	10	60	0.1	117	800	0.3	(107)	(740)	(92.5)
Packed milk	2,536	3,893	1.4	—	—	—	2,536	3,893	—
Other	370	2,792	1.0	341	1,507	0.5	29	1,285	85.3
Total	27,679	267,851	100.0	41,314	292,935	100.0	(13,635)	(25,084)	(8.6)

While full-year 2012 sales of our higher-margin milk powder products increased by approximately $30.9 million, or 14.2%, from approximately $217.5 million in 2011 to approximately $248.4 million in 2012, the quantity sold increased by approximately 3.6%. This shift in product mix reflects our improved sales of our premium products, namely our Astro Baby Series and Feifan Series, and our efforts to expand market share for premium products during 2012.

In 2012, we also improved the average sales price per kilogram of our products, as demonstrated in the table below:

	2012	2011
Sales revenues (in thousands)	$267,851	$292,935
Total sales volume (kilograms in thousands)	27,679	41,314
Average selling prices/kilogram	$9.68	$7.09

The increase in average sales price per kilogram of 36.5%, as reflected in the table, was primarily attributable to an increase in sales of higher-margin milk powder, and a decrease in sales of raw milk powder and other products. Prices per kilogram increased in our most significant product line, as demonstrated in the following table, which reflects the average sales price per kilogram by product for 2012 and 2011 and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram		Percentage
Product	2012	2011	Change
Milk powder	$11.66	$10.57	10.4
Raw milk powder	3.65	3.90	(6.4)
Soybean powder	2.67	1.86	43.5
Rice cereal	6.59	6.46	2.0
Walnut products	6.00	6.84	(12.3)
Packed milk	1.54	—	—
Other	7.55	4.42	70.8
Total	$9.68	$7.09	36.5

The average selling price per kilogram of milk powder increased by 10.4%, from $10.57 in the year ended December 31, 2011 to $11.66 in the year ended December 31, 2012. This increase was primarily attributable to the increase in sales of high-end milk powder.

Cost of Goods Sold

Our cost of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, and shipping and handling costs for (i) the products sold and (ii) free promotional products bundled with products sold, to our customers (that is, distributors of our products). Cost of goods sold decreased approximately $51.5 million, or 28.5%, from approximately $180.6 million in 2011 to approximately $129.1 million in 2012. This decrease was primarily attributable to general decreases in the raw milk purchased, offset by the increase of the costs of added nutrients and labor costs. For the years ended December 31, 2012 and 2011, free promotional products bundled with products sold was $1.9 million and $1.6 million, respectively, which was included in costs of goods sold. The increase in free promotional products was in relation to celebration activities of our 50th anniversary.

Gross Profit Margin

Our gross profit margin increased from 38.3% for the year ended December 31, 2011 to 51.8% for the year ended December 31, 2012. This increase was primarily attributable to general increases in the sales of high end milk powder, which has a relatively high gross profit margin, and a decrease in the sales of raw milk powder, which has a relatively low gross profit margin. We plan to continue our efforts to expand our sales of higher margin products and strengthen our premium quality brand awareness, enhance market recognition of our secured raw milk sources, and improve the efficiency of our distribution network.

Operating Expenses

Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by approximately $18.6 million, or 17.5%, from approximately $106.0 million in 2011 to approximately $124.6 million in 2012.

Sales and Marketing. Our sales and marketing expenses consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by our sales and marketing personnel. Sales and marketing expenses increased approximately $24.0 million, or 30.4%, from approximately $79.0 million for 2011 to approximately $103.0 million for 2012. This increase was primarily attributable to an increase of approximately $11.7 million, or 38.6%, in promotion expense, an increase of approximately $10.0 million, or 140.0%, in advertising expense and an increase of approximately $3.7 million, or 13.1%, in salary and social insurance of marketing staff and promoters. which was offset by a decrease of approximately $1.9 million, or 31.5%, in other expenses. We increased our expenditures on sale and marketing efforts to promote our brands and our premium milk products. For the year ended December 31, 2012, included in our marketing promotion expense was $32.2 million (2011:$11.1 million) of stand-alone free gifts and promotional items distributed to our ultimate consumers through promotional activities conducted in retail outlets and expenses incurred in relation to celebration activities of our 50th anniversary.

General and Administrative. Our general and administrative expenses consist primarily of salary, travel expenses, entertainment expenses, benefits, share-based compensation, and professional service fees. General and administrative expenses decreased approximately $4.4 million, or 16.9%, from approximately $26.0 million for 2011 to approximately $21.6 million for 2012. The decrease was primarily attributable to a decrease in professional service expenses of $1.1 million and a decrease in employee salary expense of $3.2 million, offset by an increase in stock compensation expenses of $0.6 million. In 2012, we reduced our administrative headcount and related costs in order to improve our operational effectiveness.

Goodwill and Other Intangible Asset Impairment Expense. We recognized a goodwill and other intangible asset impairment charge of approximately $1.0 million in 2011, and no such expense was recognized in 2012.

Other Operating Income (Expenses), Net

Other operating income (expenses), net increased by approximately $1.0 million, or 31.1%, from approximately $3.3 million in 2011 to approximately $4.3 million in 2012. The increase was primarily attributable to an increase in gain on disposal of assets of approximately$4.9 million in 2012, offset by a decrease of fines we imposed on our distributors for impermissible cross-territory sales activities of $1.6 million in 2012 when compared to 2011. On December 11, 2012, we sold the use rights of the land and the plant on the land of Langfang Feihe, and the gain on disposal of these plants was approximately $4.3 million.

Income (Loss) from Continuing Operations

As a result of the foregoing, our income from continuing operations increased by approximately $16.6 million, or 357.5%, from approximately $4.6 million in 2011 to an income of approximately $21.2 million in 2012.

Other Income

Our other income consists primarily of interest and finance costs, gain on deregistration of subsidiaries and government subsidies. Other income increased by approximately $1.7 million, or 33.3%, from approximately $5.1 million for 2011 to approximately $6.8 million for 2012. The increase was primarily attributable to an increase of approximately $1.2 million, or 13.4%, in government subsidies, which was mainly due to non recurring government subsidies granted.

Income Tax (Expenses) Benefits

We are subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC. Our income tax expenses were approximately $4.1 million in 2012, compared to an income tax expense of approximately $10.0 million in 2011. The decrease in income tax expenses in 2012 was mainly attributable to a tax credit recorded in relation to a reversal of uncertain income tax liabilities of our unrecognized tax benefits of $4.4 million, offset by tax on the increase in profits, resulting in the net decrease in income tax expense in this year.

Comparison of Years Ended December 31, 2011 and 2010

Sales

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

While full-year 2011 sales of our higher-margin milk powder products increased by approximately $37.3 million, or 20.7%, from approximately $180.2 million in 2010 to approximately $217.5 million in 2011, the quantity sold decreased by approximately 9.3%. This shift in product mix reflects our improved sales of our premium products, namely our Astro Baby Series and Feifan Series, and our efforts to expand market share for premium products during the year 2011.

In 2011, we also experienced an increase in the average sales price per kilogram of our products, as demonstrated in the table below:

	2011	2010
Sales revenues (in thousands)	$292,935	$256,614
Total sales volume (kilograms in thousands)	41,314	44,436
Average selling prices/kilogram	$7.09	$5.77

The increase in average sale price per kilogram of 22.9%, as reflected in the table, was primarily attributable to an increase in sales of higher-margin milk powder, and other products, and offset by a decrease in sales of soybean powder and walnut products. Prices per kilogram increased in our most significant product line, as demonstrated in the following table, which reflects the average sales price per kilogram by product for 2011 and 2010 and the percentage change in the sales price per kilogram.

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

Cost of Goods Sold

Cost of goods sold increased approximately $23.3 million, or 14.8%, from approximately $157.3 million in 2010 to approximately $180.6 million in 2011. This increase was primarily attributable to general increases in raw milk costs, costs of added nutrients and labor costs.

Operating Expenses

Our total operating expenses decreased by approximately $16.0 million, or 13.1%, from approximately $122.0 million in 2010 to approximately $106.0 million in 2011.

Sales and Marketing. Sales and marketing expenses decreased by approximately $20.3 million, or 20.4%, from approximately $99.3 million for 2010 to approximately $79.0 million for 2011. This decrease was primarily attributable to a decrease of approximately $14.6 million, or 67.1%, in advertising expense and a decrease of approximately $2.7 million, or 21.7%, in salary of marketing staff, which was offset by an increase of approximately $2.4 million, or 14.8%, in salary of promoters. Also, our total promotion costs, which include expenses related to promotion activities and wages of certain sales personnel, decreased approximately $2.3 million, or 7.1%, in 2011 compared to 2010. During 2011, we readjusted our advertisement plan and focused on our key regions, while decreasing other sales and marketing expenses in order to improve the effectiveness of our sales and marketing expenses.

General and Administrative. General and administrative expenses increased approximately $4.7 million, or 22.1%, from approximately $21.3 million for 2010 to approximately $26.0 million for 2011. The increase was primarily attributable to an increase in bad debt expense of $1.8 million, an increase in corporate promotion expenses of $0.9 million and an increase in miscellaneous tax expenses of $1.3 million.

Goodwill and Other Intangible Assets Impairment Expense. We recognized a goodwill and other intangible asset impairment charge of approximately $1.0 million in 2011, a decrease of approximately $0.4 million or 29.6%, from approximately $1.4 million in 2010.

Other Operating Income (Expenses), Net

Other operating income (expenses), net increased by approximately $3.8 million from a loss of approximately $0.5 million in 2010 to an income of approximately $3.3 million in 2011. The increase was primarily attributable to fines we imposed on our distributors for impermissible cross-territory sales activities.

Income (Loss) from Continuing Operations

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

We had cash and cash equivalents of $40.4 million and working capital of approximately $36.1 million as of December 31, 2012, compared to a working capital deficiency of $8.0 million as of December 31, 2011. We have significant cash commitments in the upcoming year, including maturity of short term bank loans of $63.2 million and current portion of long term bank loans of $6.0 million. As of December 31, 2012, we had utilized credit lines of $48.2 million. We believe that we will be able to refinance our short term loans when they become due and we intend to do so. In addition, we have also taken steps to reduce our operating expenses. Accordingly, we believe that our existing cash, our cash generated from operations, our ability to draw down on unutilized credit lines, and cash outlays avoided by the sale of the Dairy Farms we previously operated will be sufficient to fund our expected cash flow requirements for at least the next twelve months, including planned capital expenditures.

Cash Flows

As of December 31, 2012, we had retained earnings of approximately $79.7 million, cash and cash equivalents of approximately $40.4 million, total current assets of approximately $234.7 million and working capital of approximately $36.1 million.

Our summary cash flow information is as follows:

	For the Years ended December 31
Net cash provided by (used in):	2012	2011	2010
	($ in thousands)
Operating activities	62,695	87,147	5,545
Investing activities	(952)	(24,559)	(42,878)
Financing activities	(37,156)	(65,742)	5,608

Net Cash Provided by Operating Activities

For the year ended December 31, 2012, net income increased by approximately $22.3 million, while net cash provided by operating activities decreased approximately $24.4 million, from approximately $87.1 million for the year ended December 31, 2011 to approximately $62.7 million for the year ended December 31, 2012. This decrease primarily reflected the following:

•	A change of discontinued operations of two Dairy Farms decreased our operating cash balances by approximately $39.0 million, reflecting that we no longer generate cash through our operation of the Dairy Farms;

•	A change of inventories decreased our operating cash balances by approximately $27.0 million, primarily due to decreased inventory quantities;

•	A change of other receivables decreased our operating cash balances by approximately $7.4 million, primarily due to our increase in advances to suppliers and unrelated parties for 2012 compared to 2011;

•	A change of advances from customers decreased our operating cash balances by approximately $8.7 million, reflecting our more efficient completion and delivery of sales of milk powder offset by;

•	An increase in our net income (adjusted for loss from discontinued operations and non-cash items such as depreciation, amortization, gain/loss on disposal of property, plant and equipment and land use rights, and share-based compensation) increased our operating cash balances by approximately $12.2 million in 2012 as compared to 2011, reflecting our improved operating results achieved in 2012;

•	A change of trade receivables increased our operating cash balances by approximately $41.3 million, reflecting our improved collection efforts, compared to higher trade receivables and higher sales in the year ended December 31, 2011; and

•	A change of accrued expense increased our operating cash balances by approximately $6.5 million, primarily due to our increase in sales and marketing expense.

For the year ended December 31, 2011, net loss decreased by approximately $8.5 million, while net cash provided by operating activities increased approximately $81.6 million, from approximately $5.5 million in 2010 to approximately $87.1 million in 2011. This increase was primarily attributable to the following changes:

•	A decrease in cash flows from changes in accounts receivable of approximately $38.4 million, reflecting increased receivables for sales of raw milk powder, primarily for sales in the fourth quarter;

•	An increase in cash flows from inventories of approximately $44.0 million, reflecting our shift in product mix to high margin milk powder, and related sale of excess inventory at lower margins to stabilize our inventory level;

•	An increase in cash flows from accounts payable of approximately $2.8 million;

•	An increase in cash flows from other payables of approximately $10.3 million;

•	An increase in cash provided by discontinued operations of approximately $14.4 million;

•	An increase in cash flows from due to related parties of $10.4 million; and

•	An increase in cash flows from recoverable value-added taxes of $9.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities primarily relates to proceeds from the disposal of investments, payment on restricted cash and expenditures associated with our construction, property, plant and equipment. Net cash used in investing activities decreased approximately $23.6 million, from a net cash outflow of approximately $24.6 million in 2011 to a net cash outflow of approximately $1.0 million in 2012. This decrease primarily reflected different activities relating to the Dairy Farms in the year ended December 31, 2012 and 2011. In 2011, we used cash in discontinued operations of approximately $41.7 million associated with our purchase of property, plant, equipment and biological assets for the Dairy Farms and we received cash consideration of approximately $29.6 million associated with our sale of the Dairy Farms, and in the year 2012 we received cash consideration of approximately $10.2 million from the purchaser of the Dairy Farms. Also, in the year 2012 we received cash proceeds from disposal of land use rights and plant of approximately $13.3 million, compared to no such receipt in 2011. The above items were offset by an increase in restricted cash of approximately $9.0 million that increased our cash used in investing activities in the year ended December 31, 2012 compared to 2011, and the purchase of property, plant and equipment and land use rights in 2012 that increased our cash used in investing activities of approximately $2.9 million as compared to 2011.

For the year ended December 31, 2011, net cash used in investing activities primarily relates to loans and expenditures associated with our construction and acquisition of new facilities. Net cash used in investing activities decreased approximately $18.3 million, from a net cash outflow of approximately $42.9 million in 2010 to a net cash outflow of approximately $24.6 million in 2011. This decrease was primarily attributable to an increase of approximately $29.6 million in proceeds from disposal of the Dairy Farms, offset by an increase in investing cash outflows from our discontinued operations of $35.5 million.

Net Cash (Used in) Provided by Financing Activities

Net cash (used in) provided by financing activities decreased by approximately $28.5 million, from a cash outflow of approximately $65.7 million in 2011 to a cash outflow of approximately $37.2 million in 2012. The decrease in cash outflows was primarily attributable to a decrease in net cash outflows of short term bank loans of approximately $20.0 million, a decrease in net cash outflows of long term deposits of approximately $11.7 million, and a decrease in financing cash outflows from our discontinued operations of $5.3 million, which is partly offset by a decrease in proceeds from other long term loans of approximately $7.5 million in 2012 as compared to 2011 and an increase in repayment of long term bank loans of $0.5 million.

For the year ended December 31, 2011, net cash used in financing activities decreased by approximately $71.3 million, from a cash inflow of approximately $5.6 million in 2010 to a cash outflow of approximately $65.7 million in 2011. The increase in cash outflows was primarily attributable to an increase in net cash outflows of short term bank loans of approximately $20.1 million, an increase net cash outflows of long term bank loans of approximately $4.7 million, repayment for redeemable common stock of approximately $32.3 million, payment of long-term deposits of $43.7 million in 2011, and an increase in financing cash outflows from our discontinued operations of $4.3 million, which is partly offset by increases in proceeds from other long term loans of approximately $33.4 million.

Outstanding Indebtedness

Short and Long Term Loans Payable

As of December 31, 2012, we had short term bank loans of approximately $63.2 million from PRC banks. As of December 31, 2012, approximately $9.0 million of our short term bank loans contained various financial covenants. These covenants include requiring certain of our subsidiaries to maintain debt-to-asset ratios of not more than 70%, current ratio of at least 100%, quick ratio of at least 50%, and long term investment of not more than 40% of net assets, depending on the loans. If our subsidiaries are unable to comply with these covenants or service our debt, we may lose control of parts of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could adversely affect our business, results of operations and financial condition. We may also need to secure additional future debt financing directly or through subsidiaries, which may contain various restrictive covenants and agreements, including cross-acceleration or cross-default provisions that could result in the default or acceleration under debt agreements based upon default or acceleration of any other debt agreement. As of December 31, 2012, we had met all of the financial covenants of the bank loans.

As of December 31, 2012, the single largest short term bank loan totaled approximately $24.1 million. The maturity dates of the short term bank loans outstanding from PRC banks as of December 31, 2012 ranged from January 30, 2013 to December 5, 2013. All short term bank loans that have become due have been repaid. During the year ended December 31, 2012, the largest aggregate amount of long term bank loans was approximately $3.6 million, which amount was nil at December 31, 2012. The weighted average annual interest rate on short term bank loans and long term bank loans from PRC banks outstanding as of December 31, 2012 was 6.07%. The loans were secured by pledges of certain land use rights, property, plant and equipment held by our subsidiaries or by guarantees of certain of our subsidiaries or our director. Our ability to incur additional secured indebtedness depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors.

Line of Credit

We have a one-year, unsecured line of credit with a bank of approximately $80.3 million (RMB 500 million) scheduled to expire in the third quarter of 2013. The line of credit entitles us to draw demand loans for general corporate purposes. If we were to draw on the line of credit, interest would be at a base rate established by the People’s Bank of China on the unpaid principal amount. As of December 31, 2012, there were borrowings of approximately $32.1 million at a weighted average interest rate of 6.0% under the line of credit. The net availability of the line of credit was approximately $48.2 million as of December 31, 2012. During the year ended December 31, 2012, the largest aggregate amount of borrowing under the line of credit was approximately $24.1 million.

Other Long Term Loans

In addition, we had other long term loans outstanding as of December 31, 2012 of $59.2 million, which reflect loans we obtained to make redemption payments to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees during 2011 and the first and second quarters of 2012.  The loans are interest free, due four years from the date they are date received, and are secured by RMB 492 million in deposits with six domestic companies and one-third party individual designated by the lenders. The deposits will not be returned to us until we repay the full amount of loans.

Equipment Financing

In November 2009, we entered into a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of RMB 5 million approximately $802,542 and requires a payment of RMB 1 million, approximately $160,508 on January 30th of each year after successful completion of production quality tests. The equipment has been successfully installed and put into production in December 31, 2010, and was depreciated over its estimated productive life of 14 years. As of December 31, 2012 and 2011, we had approximately $1.1 million and $1.5 million of equipment under construction subject to the capital lease, respectively.

Contractual Obligations

Our contractual obligations consist mainly of payments related to long-term debt and related interest, capital leases to purchase certain equipment, FIN 48 obligations, capital purchase of property, plant and equipment, and product purchase obligations.

The following table sets forth information regarding our outstanding contractual obligations by maturity as of December 31, 2012:

Payment due by period (amounts in thousands of US$)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Short-term debt obligations	$63,240	$63,240	$—	$—	$—
Long-term debt obligations	65,227	6,004	59,223	—	—
Capital lease obligations	435	138	297	—	—
FIN48	12,027	12,027	—	—	—
Purchase obligations	4,417	3,372	1,045	—	—
Capital obligations	7,217	7,217	—	—	—
Total	$152,563	$91,998	$60,565	$—	$—

Selected Unaudited Quarterly Results of Operations

The following table sets forth unaudited quarterly statements of income data for the eight quarters ended December 31, 2012. We believe this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements appearing elsewhere in this report. We believe this data includes all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. You should read the quarterly data in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. The consolidated results of operations for any quarter are not necessarily indicative of the operating results for any future period. We expect that our quarterly revenues may fluctuate significantly.

For our 2012 and 2011 fiscal years, our quarterly results of operations were summarized as follows:

	Three Months Ended (Unaudited)
Fiscal 2012	December 31	September 30	June 30	March 31
	US$	US$	US$	US$
Sales	75,468,102	66,063,396	63,383,324	62,936,077
Gross profit	33,175,173	36,252,769	35,318,864	33,978,604
Net (loss) income from continuing operations, net of tax	(445,553)	7,528,797	5,836,654	8,242,403
Net (loss) income from discontinued operations, net of tax	—	—	—	—

Net (loss) income attributable to Feihe International, Inc.	(445,553)	7,528,797	5,836,654	8,242,403

Earnings per share - Basic
Net (loss) income from continuing operations	(0.02)	0.38	0.29	0.40
Net (loss) income from discontinued operations	—	—	—	—
Net (loss) income	(0.02)	0.38	0.29	0.40

Earnings per share - Diluted
Net (loss) income from continuing operations	(0.02)	0.38	0.29	0.40
Net (loss) income from discontinued operations	—	—	—	—
Net (loss) income	(0.02)	0.38	0.29	0.40

Earnings per redeemable common stock - Basic
Net income (loss) from continuing operations	—	—	0.06	0.40
Net income (loss) from discontinued operations	—	—	—	—
Net income (loss)	—	—	0.06	0.40

Earnings per redeemable common share - Diluted
Net income (loss) from continuing operations	—	—	0.06	0.40
Net loss from discontinued operations	—	—	—	—
Net income (loss)	—	—	0.06	0.40

	Three Months Ended (Unaudited)
Fiscal 2011	December 31	September 30	June 30	March 31
	US$	US$	US$	US$
Sales	87,014,773	75,372,031	62,864,567	67,684,003
Gross profit	30,887,819	27,474,519	29,521,755	24,436,571
Net income (loss) from continuing operations	(7,978,213)	2,959,727	5,403,867	4,119,191
Net income (loss) from discontinued operations	(3,558,023)	(2,487,077)	(237,613)	577,485

Net income (loss) attributable to Feihe International, Inc.	(10,502,498)	472,650	5,166,254	4,696,676

Earnings per share - Basic
Net income (loss) from continuing operations	(0.31)	0.14	0.25	0.18
Net income from discontinued operations	(0.17)	(0.11)	(0.01)	0.03
Net income (loss)	(0.48)	0.03	0.24	0.21

Earnings per share - Diluted
Net income (loss) from continuing operations	(0.31)	0.14	0.25	0.18
Net income (loss) from discontinued operations	(0.17)	(0.11)	(0.01)	0.03
Net income (loss)	(0.48)	0.03	0.24	0.21

Earnings per redeemable common stock - Basic
Net income (loss) from continuing operations	(0.34)	0.14	0.25	0.18
Net income (loss) from discontinued operations	(0.17)	(0.11)	(0.01)	0.03
Net income (loss)	(0.51)	0.03	0.24	0.21

Earnings per redeemable common share - Diluted
Net income (loss) from continuing operations	(0.34)	0.14	0.25	0.18
Net loss from discontinued operations	(0.17)	(0.11)	(0.01)	0.03
Net income (loss)	(0.51)	0.03	0.24	0.21

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

Critical Accounting Policies

The consolidated financial statements include the financial statements of our company and our subsidiaries. All transactions and balances among us and our subsidiaries have been eliminated upon consolidation. Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities, our disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reported periods. We routinely evaluate these estimates, utilizing historical experience, consulting with experts and utilizing other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Estimates of allowances for bad debts - We periodically review our receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances. We perform this review quarterly, and in determining the allowances, a number of factors are considered, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry. As a result of this review and collection of older receivables, addition of $1,239,920 and $571,872 was made to the allowance for bad debts in the year ended December 31, 2012 and 2011, respectively, offset by a reduction in the allowance for bad debts of $603,852 and $1,041,468 made for the year ended December 31, 2012 and 2011, respectively. Although our write-offs of bad debts have been minimal in recent years and we had no write-offs in the year ended December 31, 2012 and 2011, respectively, events and circumstances could occur that would require that we increase our allowance in the future.

Estimate of the useful lives of property and equipment - We estimate the useful lives and residual values of our property and equipment. We also review property and equipment for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition. We recognized no impairments on property, plant and equipment in the years ended December 31, 2012 and 2011.

Inventories - We value inventories at the lower of cost or market value. We determine the cost of inventories using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition. We determine whether we have any excessive, slow moving, obsolete or impaired inventory. We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions. We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value. If actual market conditions change, additional provisions may be required.

Impairment of long-lived assets - We review and evaluate our long-lived assets whenever events and circumstances indicate that the related carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. Factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. We perform the impairment test at the end of the fourth quarter each year.

Revenue recognition - Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed. Revenue is shown net of sales returns, which amounted to less than 0.8% of total sales in each of the years ended December 31, 2012, 2011 and 2010, and net of sales discounts, which are determined based on our distributors’ sales volumes.

Product display fees – We have entered into a number of agreements with our resellers, whereby we pay the reseller an agreed upon amount to display our products. We have reduced sales by the amount paid under these agreements. For the years ended December 31, 2012, 2011 and 2010, product display fees from continuing operations were approximately $23.6 million, $20.2 million and $29.3 million, respectively.

Share-based compensation - Share-based compensation to employees is measured by reference to the fair value of the equity instrument as at the date of grant using the Black-Scholes model, which requires assumptions for dividend yield, expected volatility and expected life of stock options. The expected life of stock options is estimated by observing general option holder behavior. The assumption of the expected volatility has been set by reference to the implied volatility of our shares in the open market and historical patterns of volatility. Performance and service vesting conditions attached to the options are included in assumptions about the number of shares that the option holder will ultimately receive. On a regular basis we review the assumptions made and revise the estimates of the number of options expected to be settled, where necessary. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised or cancelled.

We recognize the compensation costs net of a forfeiture rate and recognize the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the award. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

The fair value of awards is amortized over the requisite service period, except for 2,073,190 options granted in May 2009 and 1,332,000 options granted in July 2011 that were to vest upon performance conditions. For performance based awards, we assess the probability of meeting such conditions in order to determine the compensation cost to be recognized. Total compensation expenses recognized in general and administrative expenses for the years ended December 31, 2012, 2011 and 2010 were approximately $2.4 million, $1.7 million and $2.6 million, respectively.

Taxation - Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

We adopted ASC 740-10, “Income Taxes” effective April 1, 2007. In accordance with ASC 740-10, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.

New Accounting Pronouncements

In May 2011, the FASB issued an update regarding fair value measurement to achieve common measurement and disclosure between U.S. GAAP and IFRS. This update is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework. This update is largely consistent with existing fair value measurement principles in U.S. GAAP. The guidance expands the existing disclosure requirements for fair value measurements and makes other amendments, mainly including:

•	Highest-and-best-use and valuation-premise concepts for nonfinancial assets—the guidance indicates that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of nonfinancial assets.

•	Application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk—the guidance permits an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk when several criteria are met. When the criteria are met, an entity can measure the fair value of the net risk position.

•	Premiums or discounts in fair value measure—the guidance provides that premiums or discounts that reflect size as a characteristic of the reporting entity’s holding (specifically, a blockage factor that adjusts the quoted price of an asset or a liability because the market’s normal daily trading volume is not sufficient to absorb the quantity held by the entity) rather than as a characteristic of the asset or liability (for example, a control premium when measuring the fair value of a controlling interest) are not permitted in a fair value measurement.

•	Fair value of an instrument classified in a reporting entity’s shareholders’ equity—the guidance prescribes a model for measuring the fair value of an instrument classified in shareholders’ equity; this model is consistent with the guidance on measuring the fair value of liabilities.

•	Disclosures about fair value measurements—the guidance expands disclosure requirements, particularly for Level 3 inputs. Required disclosures include:

(i)	For fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation process in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.

(ii)	The level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.

This update is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011, for public entities. Early application by public entities is not permitted. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

In June 2011, the FASB issued an update that revises the manner in which entities present comprehensive income in their financial statements. This update requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income. For public entities, the update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This update does not require incremental disclosures or any transition guidance. In December 2011, the FASB issued further guidance related to deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This guidance allows the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update the pronouncement issued in June 2011. We adopted this guidance on January 1, 2012 and have reported components of comprehensive income in a continuous statement of comprehensive income since that date.

Recent accounting pronouncements not yet adopted

In December 2011, the FASB issued an update regarding disclosures about offsetting assets and liabilities. The amendments in this update are intended to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with applicable accounting guidance or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with applicable accounting guidance. This information is intended to enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this update is not expected to have a significant effect on our consolidated financial statements.

In July 2012, the FASB issued an update regarding testing for impairment of indefinite lived intangibles other than goodwill. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this update is not expected to have a significant effect on our consolidated financial statements.

In February 2013, the FASB issued an update regarding comprehensive income (Topic 220). The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this update is not expected to have a significant effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest in fixed and variable income investments classified as cash and cash equivalents and short-term investments. Our cash and cash equivalents are placed primarily in demand deposits, with maturities of six months or less and short-term investments are mutual funds. Our borrowings bear fixed interest rates. As of December 31, 2012, we had short term loans of approximately $63.2 million and long term loans of approximately $6.0 million from PRC banks, and the weighted average interest rates on our outstanding short term bank loans and long term loans was 6.07% and 5.88%, respectively, and we paid interest expenses of approximately $3.7 million and $0.7 million on our short and long term loans during the year ended December 31, 2012, respectively. If interest rates on our short and long term loans were to increase by 10% to 6.68% and 6.47%, respectively, our interest expenses would potentially increase by approximately $372,000 and $70,000, respectively. If interest rates on our short and long term loans were to decrease by 10% to 5.46% and 5.29%, respectively, our interest expenses would potentially decrease by approximately $372,000 and $70,000, respectively. In addition, if we were to draw on our line of credit, interest would be at base rate established by the People’s Bank of China on the unpaid principal amount. We have not used derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

We conduct substantially all of our operations in the PRC, and the Renminbi is the national currency in which our operations are conducted. We have not utilized any derivative financial instruments or any other financial instruments, nor do we utilize any derivative commodity instruments in our operations, nor any similar market sensitive instruments.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time. The exchange rate at December 31, 2011 was approximately 6.3 Renminbi to 1 U.S. dollar. The exchange rate at December 31, 2012 was approximately 6.2 Renminbi to 1 U.S. dollar. The exchange rate is currently permitted to float within a very limited range. However, there remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. We recognized a foreign currency translation gain of approximately $2.7 million, $12.3 million and $7.2 million the years ended December 31, 2012, 2011 and 2010, respectively. If the exchange rate were to increase by 10% to $1.00 = RMB6.9, our foreign currency translation gain would potentially decrease by approximately $5.8 million. If the exchange rate were to decrease by 10% to $1.00 = RMB5.6, our foreign currency translation gain would potentially increase by approximately $6.3 million.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 2.6%, 4.9% and 4.6% in 2012, 2011 and 2010, respectively.

Item 8. Financial Statements and Supplementary Data

Please see the accompanying audited consolidated financial statements attached hereto beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective December 23, 2011, we dismissed Deloitte Touche Tohmatsu CPA, Ltd. (now known as Deloitte Touche Tohmatsu Certified Public Accountants LLP), or DTT, as our independent registered public accounting firm. During the fiscal year ended December 31, 2011 or during the subsequent fiscal year, we had no disagreements with DTT of the type described in Item 304(a)(1)(v) of Regulation S-K and no transactions or events similar to those which involved such disagreements or reportable events, which transactions or events were material and were accounted for or disclosed in a manner different from that which DTT apparently would have concluded was required.

At the direction of the government of the People's Republic of China in accordance with the Scheme of the Localization Restructuring of Chinese-Foreign Cooperative Accounting Firms, Deloitte Touche Tohmatsu CPA Limited has restructured to a new partnership and changed its name to Deloitte Touche Tohmatsu Certified Public Accountants LLP, effective from January 1, 2013.Deloitte Touche Tohmatsu Certified Public Accountants LLP has succeeded Deloitte Touche Tohmatsu CPA Limited for all purposes and assumed all of the obligations and rights of Deloitte Touche Tohmatsu CPA Limited with effect from January 1, 2013.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2012, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer and chief financial officer concluded that during the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of December 31, 2012 to give a reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. This determination was primarily due to the identification of the material weakness in our internal control over financial reporting discussed below in “Management’s Annual Report on Internal Control Over Financial Reporting,” which we regard as an integral part of our disclosure controls and procedures.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted a comprehensive review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation as discussed in the paragraphs below, our chief executive officer and chief financial officer have concluded that as of December 31, 2012, our internal control over financial reporting was not effective due to the identification of the following material weakness: There was insufficient accounting personnel with appropriate knowledge of U.S. GAAP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Because of this weakness and our historical weaknesses and deficiencies, management took additional steps to ensure the reliability of our financial reporting. These steps included additional internal review, additional Audit Committee review, efforts to remediate historical material weaknesses and significant deficiencies in internal control over financial reporting, and the performance of additional procedures by management with respect to the financial statements contained in this Annual Report on Form 10-K.

Our independent registered public accounting firm, Crowe Horwath (HK) CPA Limited, who also audited our consolidated financial statements, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Feihe International, Inc.

We have audited Feihe International, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. There was insufficient accounting personnel with appropriate knowledge of accounting principles generally accepted in the United States of America. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company, and this report does not affect our report dated March 27, 2013 on such financial statements and financial statement schedule.

In our opinion, because of the effects of the material weakness described above, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012, of the Company and our report dated March 27, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of the authoritative guidance on the presentation of comprehensive income.

/s/ Crowe Horwath (HK) CPA Limited

Crowe Horwath (HK) CPA Limited
Hong Kong SAR, the People’s Republic of China
March 27, 2013

Changes in Internal Controls

As part of “Management’s Report In Internal Controls Over Financial Reporting” for the year ended December 31, 2011, we identified that we had insufficient accounting personnel with appropriate knowledge of U.S. GAAP. As described in our Form 10-Q for the three months ended September 30, 2012 we have taken additional steps to ensure reliability of our financial reporting, including additional internal review, additional Audit Committee review, efforts to remediate historical material weaknesses and significant deficiencies in internal control over financial reporting, and the performance of additional procedures by management with respect to our financial statements. There have not been any other changes in our internal control over financial reporting in the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, with the continuing expansion of our business and the inherent complexity in U.S. GAAP and SEC reporting requirements, we believe that we lack sufficient accounting personnel with appropriate knowledge of the aforementioned areas.

Remediation Plan

The material weakness we identified as of December 31, 2012 was also identified by us as of December 31, 2011. We have undertaken or are in the process of undertaking a number of measures to improve our internal controls over financial reporting to address the material weaknesses. We have launched a recruitment program to hire additional qualified accounting personnel. We plan to hire additional qualified accounting personnel, as necessary to fulfill our reporting obligations and to reinforce our internal audit function. We have also implemented regular and continuous U.S. GAAP accounting and financial reporting training programs for our existing accounting and reporting personnel, including senior financial officers. The costs for such remediation plan cannot yet be quantified but not likely to be significant. However, we do not expect that our plan will fully remediate the material weakness identified above until at least June 30, 2013, and it may not ensure the adequacy of our internal controls over our financial reporting and processes in the future. If we experience additional material weaknesses and significant deficiencies in our internal controls over financial reporting in the future, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to further improve our internal control systems and procedures.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors, director nominees, and committees of the board of directors is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2012, or the 2013 Proxy Statement, under the heading “Election of Directors” and “Corporate Governance.” Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to our 2013 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our executive officers is incorporated by reference to our 2013 Proxy Statement under the heading “Management—Executive Officers.”

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2013 Proxy Statement under the heading “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the 2013 Proxy Statement under the heading “Executive Compensation.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2013 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2013 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The financial statements required by this item are included herein:

Exhibits

The following exhibits are filed as a part of this Annual Report.

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Here with	Form	Exhibit No.	File No.	Filing Date

2	Stock Exchange Agreement, dated as of January 15, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc.		8-K	2.1	000-27351	1/21/03

2.1	Amendment to Stock Exchange Agreement, dated as of March 5, 2003, by and among the registrant, the registrant’s shareholders and Lazarus Industries, Inc		8-K/A	2.2	000-27351	3/5/03

3.1	Articles of Incorporation		10-SB	1	000-27351	9/16/99

3.2	Amendment to Articles of Incorporation		10-KSB/A	3.2	000-27351	5/25/04

3.3	Articles of Amendment to Articles of Incorporation		8-K	3.1	001-32473	10/13/10

3.3	Bylaws		10-SB	2	000-27351	9/16/99

4.1	Specimen certificate evidencing shares of common stock		S-1/A	4.1	333-158777	5/28/09

10.1	Joint Venture Agreement to organize Beijing Feihe		10-QSB	10.1	000-27351	5/17/04

10.2	2003 Stock Incentive Plan*		S-8	10	333-123932	4/7/05

10.3	Form of Registration Rights Agreement, dated as of October 3, 2006, by and between the registrant and investors listed therein		8-K/A	10.2	333-128075	10/10/06

10.4	Share Transference Agreement, dated as of July 1, 2006, by and between the registrant and Shanxi Li Santai Science and Technology Co., Ltd.		S-1/A	10.16	333-128075	4/17/07

10.5	Form of Non-Competition Agreement, by and between the registrant and each of Mr. Leng You-Bin and Roger Liu		S-1/A	10.27	333-128075	6/28/07

10.7	Form of 2009 Stock Incentive Plan and related agreements*		8-K/A	10.1	001-32473	5/14/09

10.8	Subscription Agreement, dated as of August 12, 2009, by and among the registrant and the Purchasers		8-K	10.1	001-32473	8/12/09

10.9	Redemption Agreement, dated as of February 1, 2011, by and among the registrant and the Purchasers		8-K	10.1	001-32473	2/2/11

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Here with	Form	Exhibit No.	File No.	Filing Date

10.10	Equity Purchase Agreement, dated as of August 1, 2011, by and among the registrant and Haerbin City Ruixinda Investment Company Ltd.		8-K	10.1	001-32473	8/4/11

10.11	First Amendment to Equity Purchase Agreement, dated as of October 31, 2011, by and among the registrant and the Purchasers		8-K	10.1	001-32473	11/02/11

10.12	Raw Milk Exclusive Supply Agreement, dated as of September 30, 2011, by and among the registrant and the Suppliers		8-K	10.1	001-32473	9/30/11

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Here with	Form	Exhibit No.	File No.	Filing Date

10.13	Asset Mortgage Agreement, dated as of September 30, 2011, by and among the registrant and the Mortgagers		8-K	10.2	001-32473	9/30/11

16.1	Letter of Deloitte Touche Tohmatsu CPA Ltd. regarding change in certifying accountant		8-K	16.1	001-32473	12/23/11

21.1	Subsidiaries of the registrant	X

23.1	Consent of Crowe Horwath (HK) CPA Limited	X

23.2	Consent of Deloitte Touche Tohmatsu Certified Public Accountants LLP	X

24.1	Power of Attorney (included on signature page)	X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2012, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010**	X

*	Management contract or compensatory plan, contract, or arrangement.

**	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2013	FEIHE INTERNATIONAL, INC.

	By:	/s/ Leng You-Bin
Leng You-Bin, Chief Executive
Officer and President (Principal Executive Officer)

	By:	/s/ Liu Hua
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

/s/ Leng You-Bin	March 27, 2013
Leng You-Bin, Director, Chief Executive
Officer and President (Principal Executive Officer)

/s/ Liu Hua	March 27, 2013
Liu Hua, Director, Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)

/s/ Liu Sheng-Hui	March 27, 2013
Liu Sheng-Hui, Director

/s/ Ren Xiaofei	March 27, 2013
Ren Xiaofei, Director

/s/ Kirk Downing	March 27, 2013
Kirk Downing, Director

/s/ Mu Jingjun	March 27, 2013
Mu Jingjun, Director

/s/ Dong David	March 27, 2013
Dong David, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Feihe International, Inc.

We have audited, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 7 and the retrospective application of authoritative guidance regarding the presentation of comprehensive income discussed in Note 3 to the consolidated financial statements, the accompanying consolidated balance sheet of Feihe International, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of income and comprehensive loss, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule included in Schedule I as of December 31, 2010 and for the year ended December 31, 2010, before the effects of retrospective application of the authoritative guidance regarding the presentation of comprehensive income discussed in Note 3 to the consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 7 and the retrospective application of the authoritative guidance regarding the presentation of comprehensive income discussed in Note 3 to the consolidated financial statements, present fairly, in all material respects, the financial position of Feihe International, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, before the effects of retrospective application of the authoritative guidance regarding the presentation of comprehensive income discussed in Note 3 to the consolidated financial statements, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations discussed in Note 7 and the retrospective application of the authoritative guidance regarding the presentation of comprehensive income discussed in Note 3 to the consolidated financial statements and to the financial statement schedule, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments and retrospective application are appropriate and have been properly applied. Those retrospective adjustments and retrospective application were audited by other auditors.

/s/ Deloitte Touche Tohmatsu CPA Ltd.

Deloitte Touche Tohmatsu CPA Ltd.
Beijing, the People’s Republic of China
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Feihe International, Inc.

We have audited the accompanying consolidated balance sheets of Feihe International, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. Our audits also included the financial statement schedule included in Schedule I as of December 31, 2012 and 2011 and for each of the years in the two-year period ended December 31, 2012. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Feihe International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, such statements have been adjusted for the retrospective application of the authoritative guidance regarding the presentation of comprehensive income, which was adopted by the Company on January 1, 2012.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2013 expressed an adverse opinion on the Company's internal control over financial reporting.

/s/ Crowe Horwath (HK) CPA Limited

Crowe Horwath (HK) CPA Limited
Hong Kong, the People’s Republic of China
March 27, 2013

FEIHE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	40,425,310	15,353,882
Restricted cash	8,081,061	1,056,579
Trade receivables, net of a allowance for doubtful accounts of $1,454,741 and $810,864, as of December 31, 2012 and 2011, respectively	24,535,601	40,690,638
Notes receivable, net of a allowance for doubtful accounts of $3,350,056 and $3,350,056, as of December 31, 2012 and 2011, respectively	—	—
Due from related parties	20,191	194,759
Advances to suppliers	14,805,607	11,841,936
Inventories, net	30,838,292	33,328,949
Prepayments and other current assets	43,779	50,427
Income tax receivable	—	1,406,653
Recoverable value-added taxes	1,269,443	965,685
Other receivables	30,473,435	13,742,625
Consideration receivable -current	78,274,528	79,337,423
Deferred tax assets	3,425,598	—
Investment in mutual funds - available for sale	117,210	111,116
Assets held for sale	2,408,770	2,384,391
Total current assets	234,718,825	200,465,063

Investments:
Investment at cost	288,914	285,990
	288,914	285,990
Property, plant and equipment:
Property, plant and equipment, net	114,990,808	128,739,637
Construction in progress	17,996,885	14,895,512
	132,987,693	143,635,149
Other assets:
Advance to suppliers, non-current	10,149,090	3,741,454
Long term deposits	79,018,330	46,139,913
Consideration receivables, non-current	-	19,450,201
Deferred tax assets, non-current	2,568,642	9,805,701
Prepaid leases for land use rights	16,524,390	18,280,745
Total assets	476,255,884	441,804,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Notes payable	7,996,533	—
Short term bank loans	63,240,345	54,616,375
Accounts payable	41,115,131	39,077,499
Accrued expenses	14,193,225	6,943,370
Income tax payable	2,128,545	734,389
Advances from customers	15,092,328	17,899,560
Due to related parties	55,276	86,213
Advances from employees	225,835	415,253
Employee benefits and salary payable	9,758,312	9,777,537
Other payables	38,683,732	39,561,388
Current portion of long term bank loans	6,004,497	5,945,439
Current portion of capital lease obligation	137,722	288,066
Accrued interest	—	395,783
Redeemable common stock ($0.001 par value, nil and 1,312,500 shares issued and outstanding as of December 31, 2012 and 2011 respectively)	—	32,696,658
Total current liabilities	198,631,481	208,437,530

Long term bank loans, net of current portion	-	5,943,726
Capital lease obligation, non current	296,856	430,180
Other long term loans	59,222,577	32,803,289
Accrued interest	-	170,555
Unrecognized tax benefits, non-current	12,026,563	14,806,768
Deferred income	4,320,779	3,711,033
Total liabilities	274,498,256	266,303,081

Commitment and contingencies (See Note 32)

Shareholders’ equity
Ordinary shares (US$0.001 par value, 50,000,000 shares authorized; 19,784,291 and 19,714,291 issued and outstanding as of December 31, 2012 and 2011, respectively)	19,784	19,714
Additional paid-in capital	61,284,217	58,920,283
Common stock warrants	1,774,151	1,774,151
Statutory reserves	13,450,739	11,341,427
Accumulated other comprehensive income	45,487,528	42,730,802
Retained earnings	79,741,209	60,696,815
Total Feihe International, Inc. shareholders’ equity	201,757,628	175,483,192
Non-controlling interests	-	17,943
Total equity	201,757,628	175,501,135
Total liabilities, redeemable common stock and equity	476,255,884	441,804,216

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2012	2011	2010
	US$	US$	US$
Sales	267,850,899	292,935,374	256,614,328

Cost of goods sold	(129,125,489)	(180,614,710)	(157,325,418)

Gross profit	138,725,410	112,320,664	99,288,910

Operating expenses:
Sales and marketing	(102,990,356)	(78,988,475)	(99,276,220)
General and administrative	(21,594,465)	(26,018,366)	(21,306,074)
Goodwill and other intangible assets impairment	—	(1,012,410)	(1,437,005)
Total operating expenses	(124,584,821)	(106,019,251)	(122,019,299)

Other operating income (expense), net
Gain (loss) on disposal of property, plant and equipment and land use rights	4,329,473	(520,619)	(14,637)
Others	(27,678)	3,801,298	(536,753)
Other operating income (expense), net	4,301,795	3,280,679	(551,390)
Income (loss) from operations	18,442,384	9,582,092	(23,281,779)

Other income (expenses):
Interest income	83,103	90,008	287,967
Interest and finance costs	(3,891,376)	(4,235,956)	(2,011,282)
Amortization of deferred debt issuance cost	—	—	(379,413)
Gain on deregistration of subsidiaries	180,077	—	—
Government subsidy	10,435,291	9,205,157	21,709,399
Income (loss) from continuing operations before income tax expenses and noncontrolling interests	25,249,479	14,641,301	(3,675,108)

Income tax (expenses) benefits	(4,062,969)	(10,010,427)	279,722
Income (loss) from continuing operations	21,186,510	4,630,874	(3,395,386)
Loss from discontinued operations, net of tax	—	(5,705,228)	(6,499,869)
Net income (loss)	21,186,510	(1,074,354)	(9,895,255)
Net (income) loss attributable to noncontrolling interests	(24,209)	(126,302)	311,384
Settlement of redeemable common stock	—	1,033,738	—
Accretion of redemption premium on redeemable common stock	—	—	(1,086,622)
Net income (loss) attributable to common shareholders of Feihe International, Inc.	21,162,301	(166,918)	(10,670,493)

Net income (loss)	21,186,510	(1,074,354)	(9,895,255)
Other comprehensive income, net of tax
Foreign currency translation adjustments	2,699,885	12,250,387	7,203,664
Change in fair value of available for sale investments	6,094	(28,178)	2,828
Disposal of Dairy Farms	—	(2,341,550)	-
Other comprehensive income	2,705,979	9,880,659	7,206,492
Comprehensive income	23,892,489	8,806,305	(2,688,763)
Comprehensive income attributable to the noncontrolling interest	17,943	(13,799)	(21,719)
Comprehensive income attributable to common shareholders of Feihe International, Inc.	23,910,432	8,792,506	(2,710,482)

Net income (loss) from continuing operations per share of common stock
Basic	1.05	0.26	(0.20)
Diluted	1.05	0.26	(0.20)
Net income from continuing operations per share of redeemable common stock
Basic	0.46	0.23	0.21
Diluted	0.46	0.23	0.21

Net loss from discontinued operations, net of tax per share of common stock
Basic	—	(0.26)	(0.28)
Diluted	—	(0.26)	(0.28)
Net loss from discontinued operations, net of tax per share of redeemable common stock
Basic	—	(0.26)	(0.28)
Diluted	—	(0.26)	(0.28)

Net income (loss) per share of common stock
Basic	1.05	—	(0.48)
Diluted	1.05	—	(0.48)
Net income (loss) per share of redeemable common stock
Basic	0.46	(0.03)	(0.07)
Diluted	0.46	(0.03)	(0.07)

Weighted average shares used in calculating net income (loss) per share of common stock
Basic	19,756,559	19,688,551	19,647,844
Diluted	19,756,559	19,688,551	19,647,844

Weighted average shares used in calculating net income (loss) per share of redeemable common stock
Basic	824,380	2,065,839	2,625,000
Diluted	824,380	2,065,839	2,625,000

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Feihe International, Inc. Shareholders’
	Common Stock
	US$0.001 par value) Number of Shares	Par Value	Additional Paid-in Capital	Common Stock Warrants	Statutory Reserves	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
		US$	US$	US$	US$	US$	US$	US$	US$
Balance as of January1, 2010	19,607,376	19,607	54,482,098	1,774,151	6,861,224	25,651,571	73,672,879	345,451	162,806,981
Shares issued for services	55,915	56	889,318	—	—	—	—	—	889,374
Stock compensation	—	—	1,710,272	—	—	—	—	—	1,710,272
Issuance of common stock in connection with the exercise of options	8,000	8	95,992	—	—	—	—	—	96,000
Net loss	—	—	—	—	—	—	(9,583,871)	(311,384)	(9,895,255)
Accretion of redemption premium on redeemable common stock	—	—	—	—	—	—	(1,086,622)	—	(1,086,622)
Currency translation adjustments	—	—	—	—	—	7,181,945	—	21,719	7,203,664
Change in fair value of available-for-sale investment	—	—	—	—	—	2,828	—	—	2,828
Dividend distributed to noncontrolling interests	—	—	—	—	—	—	—	(208,225)	(208,225)
Investment in an existing subsidiary	—	—	—	—	—	—	—	219,372	219,372
Appropriation to statutory reserve	—	—	—	—	2,271,357	—	(2,271,357)	—	—
Balance as of December 31, 2010	19,671,291	19,671	57,177,680	1,774,151	9,132,581	32,836,344	60,731,029	66,933	161,738,389
Stock compensation	43,000	43	1,742,603	—	—	—	—	—	1,742,646
Net (loss) income	—	—	—	—	—	—	(1,200,656)	126,302	(1,074,354)
Settlement of redeemable common stock	—	—	—	—	—	—	1,033,738	—	1,033,738
Currency translation adjustments	—	—	—	—	—	12,264,186	—	(13,799)	12,250,387
Change in fair value of available-for-sale investment	—	—	—	—	—	(28,178)	—	—	(28,178)
Disposal of Dairy Farms	—	—	—	—	(6,543)	(2,341,550)	2,348,093	—	—
Dividend distributed to noncontrolling interests	—	—	—	—	—	—	—	(161,493)	(161,493)
Appropriation to statutory reserve	—	—	—	—	2,215,389	—	(2,215,389)	—	—
Balance as of December 31, 2011	19,714,291	19,714	58,920,283	1,774,151	11,341,427	42,730,802	60,696,815	17,943	175,501,135
Stock compensation	70,000	70	2,363,934	—	—	—	—	—	2,364,004
Net (loss) income	—	—	—	—	—	—	21,162,301	24,209	21,186,510
Currency translation adjustments	—	—	—	—	—	2,699,878	—	7	2,699,885
Change in fair value of available-for-sale investment	—	—	—	—	—	6,094	—	—	6,094
Release upon deregistration of subsidiaries	—	—	—	—	(27,006)	50,754	18,411	(42,159)	—
Appropriation to statutory reserve	—	—	—	—	2,136,318	—	(2,136,318)	—	—
Balance as of December 31, 2012	19,784,291	19,784	61,284,217	1,774,151	13,450,739	45,487,528	79,741,209	—	201,757,628

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2012	2011	2010
	US$	US$	US$
Cash flows from operating activities:
Net income (loss)	21,186,510	(1,074,354)	(9,895,255)
Less: Loss from discontinued operations, net of tax	—	5,705,228	6,499,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,439,405	6,683,434	5,586,699
Amortization of prepaid leases	432,744	494,888	412,098
Amortization of other intangible assets	—	162,256	217,798
Amortization of capital lease	29,629	35,268	39,368
Gain on deregistration of subsidiaries	(180,077)	—	—
(Gain) Loss on disposal of property, plant and equipment and land use rights	(4,329,473)	520,619	14,637
Provision (reversal of provision) for doubtful accounts and amount due from related parties	636,068	1,523,131	(240,309)
(Reversal of provision) provision for inventory reserve	(185,638)	(392,368)	1,164,384
Goodwill and other intangible assets impairment	—	1,012,410	1,437,005
Share-based compensation	2,364,004	1,742,646	2,599,646
Amortization of deferred charges	—	—	379,413
Changes in assets and liabilities
Decrease in notes receivable	—	136,120	301,065
Decrease (increase) in trade receivables	15,712,382	(25,558,193)	12,817,244
Decrease (increase) in due from related parties	174,821	(223,669)	379,350
(Increase) decrease in advances to suppliers	(2,796,954)	1,861,965	4,029,177
Decrease (increase) in inventories	2,981,566	29,780,377	(14,230,037)
Decrease in prepayments and other current assets	6,524	116,880	1,539,402
Decrease (increase) in income taxes receivable	1,414,961	3,563,618	(134,805)
(Increase) decrease in recoverable value-added taxes	(290,200)	5,920,846	(3,171,894)
(Increase) decrease in other receivables	(16,155,106)	(8,777,412)	1,880,244
Decrease in receivable from discontinued operations	—	—	(16,246,974)
Decrease (increase) in deferred tax assets	3,811,461	(53,722)	(1,880,239)
Increase (decrease) in notes payable	7,896,280	(378,112)	(3,035,613)
Increase in accounts payable	12,566,494	7,222,028	4,440,981
Increase (decrease) in accrued expenses	7,025,737	507,127	(1,918,210)
Increase (decrease) in income tax payable	1,345,604	(854,776)	(1,384,294)
(Decrease) increase in advances from customers	(2,952,747)	5,716,117	5,261,692
Decrease in due to related parties	(31,500)	—	(10,397,648)
(Decrease) increase in advances from employees and employee benefits and salary payable	(237,562)	3,100,402	2,804,427
Increase (decrease) in other payables	6,045,576	5,572,805	(4,686,995)
(Decrease) increase in unrecognized tax benefits, non-current	(2,780,205)	5,515,443	313,596
Increase (decrease) in deferred income	564,899	(1,423,835)	(3,936,454)
Net cash provided by (used in) continuing operations	62,695,203	48,157,167	(19,040,632)
Net cash provided by discontinued operations	—	38,990,050	24,585,529
Net cash provided by operating activities	62,695,203	87,147,217	5,544,897

Cash flows from investing activities:
Purchase of property, plant and equipment	(17,492,784)	(12,093,849)	(34,486,013)
Purchase of land use rights	—	(2,440,024)	—
Repayment of consideration receivable	10,199,540	29,615,356	—
Change in restricted cash	(6,940,157)	2,021,985	(2,293,973)
Proceeds from sale of property, plant and equipment and land use rights	13,281,137	—	32,182
Net cash (used in) provided by continuing operations	(952,264)	17,103,468	(36,747,804)
Net cash used in discontinued operations	—	(41,662,088)	(6,130,354)
Net cash used in investing activities	(952,264)	(24,558,620)	(42,878,158)

Cash flows from financing activities:
Proceeds from short term bank loans	62,447,498	53,187,374	62,998,197
Repayment of short term bank loans	(54,483,065)	(65,214,363)	(54,906,797)
Proceeds from long term bank loans	—	—	6,602,970
Repayment of long term bank loans	(5,930,927)	(5,484,119)	(7,435,665)
Redemption of redeemable common stock	(32,696,658)	(32,383,321)	—
Proceeds from other long term loans	25,852,951	33,369,627	—
Payment for long term deposits	(32,031,083)	(43,715,189)	—
Capital injection in subsidiary by noncontrolling interests	—	—	219,372
Dividend distributed to noncontrolling interest	—	(161,493)	(208,225)
Payment on capital lease obligations	(314,792)	—	(735,179)
Proceeds from option exercise	—	—	96,000
Net cash (used in) provided by continuing operations	(37,156,076)	(60,401,484)	6,630,673
Net cash used in discontinued operations	—	(5,340,631)	(1,022,902)
Net cash (used in) provided by financing activities	(37,156,076)	(65,742,115)	5,607,771

Effect of exchange rate changes on cash	484,565	977,818	1,090,140
Net increase (decrease) in cash and cash equivalents	25,071,428	(2,175,700)	(30,635,350)
Cash and cash equivalents, beginning of year	15,353,882	17,529,582	48,164,932
Cash and cash equivalents, end of year	40,425,310	15,353,882	17,529,582

Analysis of cash and cash equivalents
Included in cash and cash equivalents per consolidated balance sheets	40,425,310	15,353,882	16,183,493
Included in assets of discontinued operations	—	—	1,346,089
	40,425,310	15,353,882	17,529,582

Supplemental disclosure of cash flow information:
Continuing operations
Cash paid during the year for income tax	(1,698,323)	(2,066,193)	(2,511,928)
Cash received during the year for tax refund	11,493,740	7,812,615	10,797,649
Interest paid during the year	(4,394,080)	(3,550,433)	(3,317,886)

Discontinued operations
Interest paid during the year	—	(921,225)	(1,479,245)

Supplemental disclosure of non-cash investing and financing activities:
Issuance of performance shares of redeemable common stock	—	—	11,382,000
Settlement of consideration receivable by raw milk supply (See Note 7)	10,876,838	4,992,467	—
Settlement of redeemable common stock	—	1,033,735	—
Accretion of redemption premium on redeemable common stock	—	—	1,086,622

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

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

Feihe Dairy also owned Heilongjiang Feihe Kedong Feedlots Co., Limited (“Kedong Farms”) and Heilongjiang Feihe Gannan Feedlots Co., Limited (“Gannan Farms”, and together with Kedong Farms, the “Dairy Farms”). The Company completed the sale of these subsidiaries on October 31, 2011 and, as a result, they are accounted for as discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2011 and 2010. Accordingly, assets and liabilities, revenues and expenses, and cash flows related to the Dairy Farms business have been classified in the accompanying consolidated financial statements as discontinued operations for the years ended December 31, 2012, 2011 and 2010. Additional information with respect to the sale of the Dairy Farms is presented at Note 7.

From 2006 onwards, the Company has also owned 100% of the registered capital of Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (“Shanxi Feihe”), Langfang Flying Crane Dairy Products Co., Limited (“Langfang Feihe”) and Gannan Flying Crane Dairy Products Co., Limited (“Gannan Feihe”).

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

1. ORGANIZATION AND NATURE OF OPERATION – CON’D

The core activities of the current subsidiaries included in the consolidated financial statements are as follows:

•	Feihe China Nutrition Company (formerly known as American Flying Crane Corporation) - Investment holding

•	Gannan Flying Crane Dairy Products Co., Limited - Manufacturing dairy products

•	Heilongjiang Feihe Dairy Co., Limited - Manufacturing and distributing dairy products

•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited - Marketing and distributing dairy products

•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited - Manufacturing and distributing walnut and soybean products

•	Qiqihaer Feihe Soybean Co., Limited - Manufacturing and distributing soybean products

•	Langfang Flying Crane Dairy Products Co., Limited - Packaging and distributing dairy products, ceased operations following the sale of the land use right and substantial fixed assets in November 2012

•	Heilongjiang Aiyingquan International Trading Co., Limited - Marketing and distributing water and cheese, specifically marketed for consumption by children

•	Baiquan Feihe Dairy Co., Limited - Produced dairy products until 2011, de-registered on May 23, 2012

•	Heilongjiang Flying Crane Trading Co., Limited (“Feihe Trading”) - Distributing milk and soybean related products until business de-registered on May 23, 2012.

Apart from AFC, the subsidiaries’ principal country of operations is the People’s Republic of China (the “PRC”).

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

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

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

Foreign currency translation

The functional currency of the Company and AFC is the United States dollar (“US$”, or “$”). The Group’s principal country of operations is the PRC. The financial position and results of operations of the subsidiaries are determined using the local currency (“Renminbi” or “RMB”) as the functional currency.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange in effect at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Revenues, expenses, gains and losses are translated using the average rate for the year. All translation adjustments resulting from the translation of the financial statements into US$ are reported as a component of accumulated other comprehensive income in shareholders’ equity. Transactions in currencies other than the functional currency during the year are converted into functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the statements of income and comprehensive income.

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

Notes receivable consists of one promissory note (See Note 4(3)) and one note issued by a bank in the PRC received from a trade customer. Notes receivable are reviewed periodically as to whether their carrying value has become impaired. The Group considers the assets to be impaired if the collectability of the balances become doubtful. Interest is not accrued on notes receivable where the collectability of the balances are doubtful.

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

The Group estimates an inventory allowance for excessive, slow moving and obsolete inventory as well as inventory with a carrying value is in excess of net realizable value. Inventory amounts are reported net of such allowances of $359,957 and $392,368 as of December 31, 2012 and 2011, respectively.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

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

Investments

Investment at cost represents an investment in a non-marketable equity interest. Fair value is not estimated unless impairment is indicated. The Group has concluded that there are no impaired investments as of December 31, 2012 and 2011.

Assets held for sale

The Group considers properties to be assets held for sale when all of the following criteria are met: i) a formal commitment to a plan to sell a property was made and exercised; ii) the property is available for sale in its present condition; iii) actions required to complete the sale of the property have been initiated; iv) sale of the property is probable and the Group expects the completed sale will occur within one year; and v) the property is actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, the Group records the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and the Group ceases depreciation.

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

Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives for significant property, plant and equipment categories are as follows:

Buildings and plant	20	-	33	years
Machinery and equipment	10	-	14	years
Office equipment		5		years
Motor vehicles	5	-	8	years

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

Construction in progress

All facilities purchased for installation, self-made or subcontracted are accounted for as construction in progress. Construction in progress is recorded at acquisition cost, including cost of facilities, installation expenses and interest. Upon completion and readiness for use of the project, the cost of construction in progress is transferred to property, plant and equipment.

Interest costs associated with construction in progress are capitalized in the period they are incurred. Interest is no longer capitalized when the asset is completed and ready for use.

Prepaid leases for land use rights

All lands in the PRC are state-owned and no individual land ownership right exists. The Group acquired the rights to use certain lands and the premiums paid for such rights are recorded as prepaid leases and amortized over the use terms of 40 to 50 years in the statements of income and comprehensive income using the straight-line method.

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

Impairment of long-lived assets

The Group reviews and evaluates its long-lived assets whenever events and circumstances indicate that the related carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. Factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Impairment of other intangible assets were nil, $457,023 and nil in the years ended December 31, 2012, 2011 and 2010, respectively.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net identifiable assets and intangible assets acquired at the date of acquisition. Goodwill is not amortized and is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. At the end of each year, the Group tests impairment of goodwill at the reporting unit level and recognizes impairment in the event that the carrying value exceeds the fair value of each reporting unit. The Company estimates the fair value of its reporting units based on their discounted cash flows. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, in which the reporting unit’s goodwill is written down to its implied fair value. The second step requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of the goodwill allocated to a reporting unit exceeds its fair value, such goodwill is written down by an amount equal to such excess. Impairment of goodwill was nil, $555,387 and $1,437,005 in the years ended December 31, 2012, 2011 and 2010, respectively.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

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

Revenue recognition

Revenue from the sale of goods, net of a value-added tax (“VAT”), is recognized on the transfer of risks and rewards of ownership, which coincides with the time when the goods are shipped to customers and the title has passed.

Revenue is shown net of sales returns, which amounted to less than 0.8% of total sales in each of the years ended December 31, 2012, 2011 and 2010, and net of sales discounts, which are determined based on the distributors’ sales volumes.

Cost of goods sold

Cost of goods sold primarily consists of direct and indirect manufacturing costs, including production overhead costs for the products sold.

Sales and marketing

Sales and marketing costs consist primarily of advertising and market promotion expenses, and other overhead expenses incurred by the Group’s sales and marketing personnel. Advertising expenses are expensed as incurred. Advertising expenses from continuing operations amounted to $17,183,533, $7,159,269 and $21,727,818 during the years ended December 31, 2012, 2011 and 2010, respectively. Market promotion expenses from continuing operations amount to $42,197,001, $30,455,332 and $22,022,673 during the years ended December 2012, 2011 and 2010, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of income and comprehensive income. There were no advertising expenses and market promotion expenses from the Company’s discontinued operations for the years ended December 31, 2012, 2011 and 2010.

Any shipping, handling or other costs incurred by the Group associated with the sale are expensed as sales and marketing expenses in the period when the sale occurs. Such costs from continuing operations amounted to $6,871,782, $6,762,083 and $7,920,298 during the years ended December 31, 2012, 2011 and 2010, respectively. There were no shipping and handling costs from the Company’s discontinued operations for the years ended December 31, 2012, 2011 and 2010.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

Product display fees

The Company has entered into a number of agreements with its resellers, whereby the Company pays the reseller an agreed upon amount to display its products. In accordance with ASC 605-50-45, the Company has reduced sales by the amount paid under these agreements. For the years ended December 31, 2012, 2011 and 2010, product display fees from continuing operations were $23,551,770, $20,180,305, and $29,346,857, respectively. There were no product display fees in relation to the Company’s discontinued operations for the years ended December 31, 2012, 2011 and 2010.

Share-based compensation

Share-based compensation to employees is measured by reference to the fair value of the equity instrument as at the date of grant using the Black-Scholes model, which requires assumptions for dividend yield, expected volatility and expected life of stock options. The expected life of stock options is estimated by observing general option holder behavior. The assumption of the expected volatility has been set by reference to the implied volatility of our shares in the open market and historical patterns of volatility. Performance and service vesting conditions attached to the options are included in assumptions about the number of shares that the option holder will ultimately receive. On a regular basis the Company reviews the assumptions made and revises the estimate of the number of options expected to be settled, where necessary. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised or cancelled.

The Company recognizes the compensation costs net of a forfeiture rate and recognizes the compensation costs for those shares expected to vest on a graded vesting basis over the requisite service period of the award, which is generally the vesting period of the award. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

The fair value of awards is amortized over the requisite service period, except for 2,073,190 options granted in May 2009 and 1,332,000 options granted in July 2011 that were to vest upon performance conditions. For such performance based awards, the Company assessed the probability of meeting such conditions in order to determine the compensation cost to be recognized. For the years ended December 31, 2012, 2011 and 2010, the Company recognized compensation expense included in general and administrative expenses of approximately $2.4 million, $1.7 million, and $2.6 million, respectively.

Other operating income

Other operating income primarily includes fines the Company imposed on its distributors for impermissible cross-territory sales activities and is recognized as income when the Company receives the funds.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

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

The Group’s entities that operate production facilities in Heilongjiang Province in the PRC, namely Feihe Dairy and Gannan Feihe, receive subsidies from the local government authorities as incentives to support the Group’s business development and local economy. These subsidies are based on certain amounts of taxes paid by the entities but are not refunds of the tax paid from the taxing authority. They are without condition and recorded as other income upon receipt.

•	Feihe Dairy received tax refunds of 40% of VAT paid and 40% of EIT paid and shared by local tax authorities, during the years 2009 to 2013

•	Gannan Feihe enjoyed a 100% tax holiday during the year ended December 31, 2009. Gannan Feihe received tax refunds of 100% of VAT paid and shared by local tax authorities, and 100% of its EIT paid and shared by local tax authorities during the year ended December 31, 2012, 2011 and 2010.

For the years ended December 31, 2012, 2011 and 2010, the Group’s continued operations recognized government subsidies of $10,435,291, $9,205,157 and $21,709,399, respectively, that are included as other income in the accompanying consolidated statements of income and comprehensive income. The Company’s discontinued operations recognized government subsidies of nil, $90,452 and $1,752,683, for the years ended December 31, 2012, 2011 and 2010, respectively, in the accompanying consolidated statements of income and comprehensive income.

As of December 31, 2012 and 2011, deferred income related to government subsidies amounted to $4,320,779 and $3,711,033 respectively, and are included as non-current liabilities in the accompanying consolidated balance sheets.

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

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

Taxation

Taxation - Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

The Company adopted ASC 740-10, “Income Taxes” effective April 1, 2007. In accordance with ASC 740-10, the Company recognizes a tax benefit associated with an uncertain tax position when, in its judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the Company initially and subsequently measures the tax benefit as the largest amount that it judges to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The Company’s liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Company’s effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. The Company classifies interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.

The Company must make certain estimates and judgments in determining income tax expense for financial reporting purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial reporting purposes.

Refer to Note 5 in the notes to the consolidated financial statements for further information regarding the components of the Company’s income taxes.

Comprehensive income

Comprehensive income includes net income, unrealized gain (loss) on available-for-sale investments and foreign currency translation adjustments. The consolidated financial statements have been adjusted for the retrospective application of the authoritative guidance regarding presentation of comprehensive income, which was adopted by the Company on January 1, 2012.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

Net income (loss) per share

Net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period.

The Group has determined that its redeemable common shares were participating securities as the redeemable common shares participate in undistributed earnings on an as-if-converted basis. Accordingly, the Group has applied the two-class method of computing net income (loss) per share, for common and redeemable common shares according to their respective rights to participate in earnings. Under this method, undistributed net income (loss) is allocated on a pro rata basis to the holders of common and redeemable common shares to the extent that each class may share income for the period.

Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The dilutive effect of stock options is computed using treasury stock method. The dilutive effect of convertible debt is computed using as-if converted method.

Segment reporting

Until October 31, 2011, the Company had two reportable segments: dairy products and dairy farms. The dairy products segment produces and sells dairy products, such as wholesale and retail milk powders as well as soybean powder, rice cereal, walnut powder and walnut oil. In October 2011, the Company sold its Dairy Farms in the PRC (see Note 7). As of December 31, 2012, the Company’s operations comprised a single segment - dairy products. As the Group primarily generates its revenues from customers in the PRC, no geographical segments are presented.

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

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

3. RECENT ACCOUNTING PRONOUNCEMENTS

Newly adopted accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update regarding fair value measurement to achieve common measurement and disclosure between US GAAP and IFRSs. This update is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework. This update is largely consistent with existing fair value measurement principles in US GAAP. The guidance expands the existing disclosure requirements for fair value measurements and makes other amendments, mainly including:

•	Highest-and-best-use and valuation-premise concepts for nonfinancial assets—the guidance indicates that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of nonfinancial assets.

•	Application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk—the guidance permits an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk when several criteria are met. When the criteria are met, an entity can measure the fair value of the net risk position.

•	Premiums or discounts in fair value measure—the guidance provides that premiums or discounts that reflect size as a characteristic of the reporting entity’s holding (specifically, a blockage factor that adjusts the quoted price of an asset or a liability because the market’s normal daily trading volume is not sufficient to absorb the quantity held by the entity) rather than as a characteristic of the asset or liability (for example, a control premium when measuring the fair value of a controlling interest) are not permitted in a fair value measurement.

•	Fair value of an instrument classified in a reporting entity’s shareholders’ equity—the guidance prescribes a model for measuring the fair value of an instrument classified in shareholders’ equity; this model is consistent with the guidance on measuring the fair value of liabilities.

•	Disclosures about fair value measurements—the guidance expands disclosure requirements, particularly for Level 3 inputs. Required disclosures include:

(i)	For fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation process in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.

(ii)	The level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.

This update is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011, for public entities. Early application by public entities is not permitted. The adoption of this guidance did not have a significant effect on the Company's consolidated financial statements.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

In June 2011, the FASB issued an update that revises the manner in which entities present comprehensive income in their financial statements. This update requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income. For public entities, the update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This update does not require incremental disclosures or any transition guidance. In December 2011, the FASB issued further guidance related to deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This update allows the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before pronouncement issued in June 2011. The Company adopted this guidance on January 1, 2012 and has reported components of comprehensive income in a continuous statement of comprehensive income since that date.

Recent accounting pronouncements not yet adopted

In December 2011, the FASB issued an update regarding disclosures about offsetting assets and liabilities: The amendments in this update are intended to enhance disclosures required by US GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with applicable accounting guidance, or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with applicable accounting guidance. This information is intended to enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial statements.

In July 2012, the FASB issued an update regarding testing for impairment of indefinite lived intangibles other than goodwill. The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial statements.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

In February 2013, the FASB issued an update regarding comprehensive income. The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this update is not expected to have a significant effect on the Company’s consolidated financial statements.

4. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist primarily of cash and cash equivalents, trade receivables, and notes receivable.

(1) Cash and cash equivalents

The Company maintains certain bank accounts in the PRC which are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. The cash balance held in the PRC banks was $40,394,459 and $14,859,542 as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company held $30,851 and $494,340 of cash balances within the United States of which nil and $241,676 were in excess of insurance limits of FDIC, respectively.

As of December 31, 2012 and 2011 substantially all of the Group’s cash and cash equivalents, restricted cash, investment in mutual funds and notes receivable were held by major financial institutions located in the PRC and the United States which management believes are of high credit quality.

(2) Trade receivables

All of the Group’s sales arose in the PRC. Accordingly, the Group is susceptible to fluctuations in its business caused by adverse economic conditions in the PRC.

All of the Group’s customers are located in the PRC. The Group provides credit in the normal course of business. The Group performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. One individual customer (2011 and 2010: two individual customers) accounted for more than 10% of trade receivables during the years ended December 31, 2012, 2011 and 2010.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

(3) Notes receivable

Notes receivable includes a promissory note in the principal amount of $4,000,000 (the “Note”) issued by Huge Power Int’l S.A., a company organized in Samoa (“Huge Power”). On June 27, 2007, the Company loaned a principal amount of $4,000,000 to Huge Power and Huge Power issued the Note. The Note’s stated interest is an annual rate of 8%, payable in cash semi-annually. The Note matured on June 27, 2009. Huge Power has made payments of interest under the Note; however, the Company has been unable to obtain the collateral that is required to be pledged according to the Note agreement. As a result, the Company has provided a full allowance for doubtful collection of the Note as a result of not receiving collateral. Interest on the Note is recognized when received due to the doubtful collection.

5. INCOME TAXES

The Company is subject to U.S. federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to PRC enterprise income taxes. The provision for income taxes from continuing operations consisted of the following:

	2012	2011	2010
	US$	US$	US$
Current:
Federal	222,374	—	(271,969)
State	979	900	4,241
PRC	28,154	4,800,239	1,878,181
	251,507	4,801,139	1,610,453
Deferred:
Federal	165,463	5,515,443	—
State	—	—	—
PRC	3,645,999	(306,155)	(1,890,175)
Total provision for income tax	4,062,969	10,010,427	(279,722)

The provision for income taxes is attributable to:

	2012	2011	2010
	US$	US$	US$
Continuing operations	4,062,969	10,010,427	(279,722)
Discontinued operations	—	—	—
Total provision for income tax	4,062,969	10,010,427	(279,722)

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income from continuing operations before income taxes:

	2012	2011	2010
Tax at federal statutory rate	34%	34%	34%
Permanent differences	(1.68%)	11.49%	(33.31%)
Effect of income tax rate differences in PRC	(9.35%)	(10.47%)	(29.96%)
Effect of tax holidays and preferential tax rates in PRC	(11.19%)	(14.07%)	67.61%
Change in deferred tax	15.10%	10.38%	(25.03%)
(Decrease) increase in unrecognized tax benefit	(11.01%)	37.01%	(14.73%)
Others	0.22%	0.03%	9.03%
	16.09%	68.37%	7.61%

The following presents the aggregate dollar and per share effects of the Company’s tax holidays:

	2012	2011	2010
	US$	US$	US$
Aggregate dollar effect of tax holiday	(2,825,735)	(2,059,344)	(859,790)
Per share effect-basic	0.14	0.09	0.04
Per share effect-diluted	0.14	0.09	0.04

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes as of December 31, 2012 and 2011 comprised the following:

	2012	2011
	US$	US$
Current deferred tax assets:
Accrued liabilities and reserves	3,896,232	158,199
Provision for doubtful accounts	1,723,800	1,360,000
Net current deferred tax assets before valuation allowance:	5,620,032	1,518,199
Less: Valuation allowance	(2,194,434)	(1,518,199)
Current deferred tax assets, net:	3,425,598	—
Non-current deferred tax assets
Stock option expense	56,930	40,100
Net operating loss carry forwards	4,278,078	10,071,000
Accrued liabilities and reserves	—	2,873,346
Depreciation and amortization	392,513	354,799
Non-current deferred tax assets before valuation allowance	4,727,521	13,339,245
Less: Valuation allowance	(2,079,633)	(3,441,652)
Non-current deferred tax assets, net:	2,647,888	9,897,593
Non-current deferred tax liabilities:
Intangible assets acquired	(79,246)	(91,892)
Non-current deferred tax assets, net:	2,568,642	9,805,701
Total deferred tax assets, net	5,994,240	9,805,701

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

The Company has recorded a valuation allowance against all of its U.S. federal and state and PRC deferred tax assets at December 31, 2012 and 2011, except for Feihe Dairy and Gannan Feihe. In accordance with authoritative guidance regarding accounting for income taxes, based on all available evidence, including the Company’s historical results and the uncertainty of predicting its future income, the valuation allowance reduces the Company’s deferred tax assets to an amount that is more likely than not to be realized.

For U.S. federal income tax purposes, the Company has net operating loss (“NOL”) carry forwards of approximately $4.4 million and $2.6 million, as of December 31, 2012 and 2011, respectively. The Company also has approximately $11.1 million and $36.8 million of NOL carry forwards for PRC enterprise income tax purposes, as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, valuation allowances were approximately $4.3 million and $5.0 million, respectively, which were provided against deferred tax assets of the Company and certain subsidiaries due to the uncertainty of realization. The NOL carry forwards for the Company and its subsidiaries as of December 31, 2012 will expire on various dates between 2015 and 2032.

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“EIT Law”) which became effective on January 1, 2008. The EIT Law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises. The EIT Law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the EIT Law and which were entitled to a preferential tax treatment such as a reduced tax rate or a tax holiday. On December 26, 2007, the PRC State Council issued the Notice of the State Council Concerning Implementation of Transitional Rules for Enterprise Income Tax Incentives (“Circular 39”). Based on Circular 39, certain specifically listed categories of enterprises which enjoyed a preferential tax rate are eligible for a graduated rate increase to 25% over the 5-year period beginning from January 1, 2008.

Pursuant the former PRC Enterprise Income Tax Law, a manufacturing enterprise that had operated for at least 10 years was eligible to receive certain preferential tax treatments. Moreover, a foreign invested manufacturing enterprise (“FIME”), starting from its first profitable calendar year after offset of accumulated tax losses, was entitled to a two-year exemption from enterprise income tax followed by a three year 50% reduction in its enterprise income tax rate.

Under the current tax regime in China, foreign invested enterprises established prior to the promulgation of the EIT Law have been offered a transitional policy and a grand-fathering of certain preferential tax treatments. Thus, an enterprise that is entitled to preferential treatment in the form of enterprise income tax reduction or exemption prior to January 1, 2008 would continue to enjoy such preferential treatment until the expiration of the period.

Since Gannan Feihe, Shanxi Feihe and Langfang Feihe are considered FIMEs established prior to the promulgation of the EIT law, they have enjoyed 100% tax holidays for 2008 and 2009 and 50% tax holidays for 2010, 2011 and 2012. All other PRC subsidiaries are subject to the statutory tax rate of 25% in 2010, 2011 and 2012.

The tax subsidies granted by the local government for the Company’s PRC subsidiaries may be modified or challenged by the central government or the tax authority. The Company may lose or receive a significantly lesser amount of the tax subsidy from the local government, which would adversely affect the financial statements.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

Undistributed earnings of the Company’s PRC subsidiaries amounted to approximately $164 million as of December 31, 2012. Those earnings are considered to be permanently reinvested and accordingly, no deferred tax expense is recorded for U.S. federal and state income tax or applicable withholding taxes. The PRC tax authorities have clarified that dividend distributions made out of pre-January 1, 2008 retained earnings will not be subject to withholding taxes.

Uncertainties exist with respect to how the current income tax law in the PRC applies to the Group’s overall operations, and more specifically with regard to tax residency status. The EIT Law includes a provision specifying that legal entities organized outside of the PRC will be considered residents for Chinese income tax purposes if the place of effective management or control is within the PRC. The implementation rules to the EIT Law provide that non-resident legal entities will be considered China residents if substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, and related matters occurs within the PRC. If the PRC tax authorities subsequently determine that the Company and its subsidiaries registered outside the PRC should be deemed a resident enterprise, the Company and its subsidiaries registered outside the PRC will be subject to the PRC income tax at a rate of 25%. As of the balance sheet date, the determination on tax residency of status of the Company is unclear because of the limited guidance issued by the PRC tax authorities. However, the Company believes that no material tax liability will occur for respective tax years if the Company is considered to be a PRC tax resident by the PRC tax authorities.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense.  The Company had cumulatively accrued approximately $1.9 million, $1.9 million, and $1.6 million for estimated interest and penalties related to uncertain tax positions as of December 31, 2012, 2011 and 2010, respectively.  For the years ended December 31, 2012, 2011 and 2010, the Company recorded estimated interest and penalties of approximately $0.04 million, $0.2 million and $0.6 million, respectively.

A reconciliation of January 1, 2010 through December 31, 2012 amount of unrecognized tax benefits and interest and penalties is as follows:

	Gross UTB	Surcharge	Net UTB
	US$	US$	US$

Balance as of January 1, 2010	3,687,082	1,060,001	4,747,083
Increase in surcharge in current year	—	574,843	574,843
Decrease in unrecognized tax benefits taken in current year	(259,590)	—	(259,590)
Balance as of December 31, 2010	3,427,492	1,634,844	5,062,336
Increase in surcharge in current year	—	221,238	221,238
Increase in unrecognized tax benefits taken in current year	9,523,194	—	9,523,194
Balance as of December 31, 2011	12,950,686	1,856,082	14,806,768
Increase in surcharge in current year	—	40,973	40,973
Decrease in unrecognized tax benefits taken in current year	(2,821,178)	—	(2,821,178)
Balance as of December 31, 2012	10,129,508	1,897,055	12,026,563

The Company and its subsidiaries are subject to taxation in the U.S. and the PRC. Our U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2007. With a few exceptions, the tax years 2007-2012 remain open to examination by tax authorities in the PRC.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

6. EARNINGS PER SHARE OF COMMON STOCK

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	For the year ended December 31,
	2012	2011	2010
	US$	US$	US$
Net income (loss) attributable to Feihe International, Inc. shareholders
- continuing operations	21,162,301	4,504,572	(3,084,002)
- discontinued operations, net of tax	—	(5,705,228)	(6,499,869)
Net income (loss) attributable to Feihe International, Inc. shareholders	21,162,301	(1,200,656)	(9,583,871)
Settlement of redeemable common stock	—	1,033,738	—
Deemed dividend on redeemable common stock	—	—	(1,086,622)
	21,162,301	(166,918)	(10,670,493)

Net income (loss) attributable to Feihe International, Inc. shareholders allocated for computing net income (loss) per common stock - Basic
- continuing operations	20,781,743	5,067,060	(3,973,681)
- discontinued operations, net of tax	—	(5,163,449)	(5,439,224)
Net income (loss) attributable to Feihe International, Inc. allocated for computing net (loss) income per share of common stock - Basic	20,781,743	(96,389)	(9,412,905)
Net income (loss) attributable to Feihe International, Inc. allocated for computing net income (loss) per redeemable common stock - Basic
- continuing operations	380,558	471,250	555,728
- discontinued operations, net of tax	—	(541,779)	(726,694)
Net income (loss) attributable to Feihe International, Inc. allocated for computing net income (loss) per share of redeemable common stock - Basic	380,558	(70,529)	(170,966)
Net income (loss) attributable to Feihe International, Inc. for computing net income (loss) per common stock - Diluted
- continuing operations	20,781,743	5,067,060	(3,973,681)
- discontinued operations, net of tax	—	(5,163,449)	(5,439,224)
Net income (loss) attributable to Feihe International, Inc. for computing net income per common stock - Diluted	20,781,743	(96,389)	(9,412,905)

Net income (loss) attributable to Feihe International, Inc. for computing net income (loss) per redeemable common stock - Diluted
- continuing operations	380,558	471,250	555,728
- discontinued operations, net of tax	—	(541,779)	(726,694)
Net income (loss) attributable to Feihe International, Inc. allocated for computing net income (loss) per share of redeemable common stock - Diluted	380,558	(70,529)	(170,966)

Weighted-average common stock outstanding used in computing net income (loss) per share of common stock - Basic	19,756,559	19,688,551	19,647,844
Weighted-average common stock outstanding used in computing net income (loss) per share of common stock - Diluted	19,756,559	19,688,551	19,647,844
Weighted-average shares of redeemable common stock outstanding used in computing net income (loss) per share of redeemable common stock - Basic	824,380	2,065,839	2,625,000
Weighted-average shares of redeemable common stock outstanding used in computing net income (loss) per share of redeemable common stock - Diluted	824,380	2,065,839	2,625,000

Net income (loss) per share of common stock - Basic
- continuing operations	1.05	0.26	(0.20)
- discontinued operations, net of tax	—	(0.26)	(0.28)
Net income (loss) attributable to Feihe International, Inc.	1.05	—	(0.48)

Net income (loss) per share of common stock - Diluted
- continuing operations	1.05	0.26	(0.20)
- discontinued operations, net of tax	—	(0.26)	(0.28)
Net income (loss) attributable to Feihe International, Inc.	1.05	—	(0.48)

Net income (loss) per share of redeemable common stock - Basic
- continuing operations	0.46	0.23	0.21
- discontinued operations, net of tax	—	(0.26)	(0.28)
Net income (loss) attributable to redeemable common stock - Basic	0.46	(0.03)	(0.07)

Net income (loss) per share of redeemable common stock - Diluted
- continuing operations	0.46	0.23	0.21
- discontinued operations, net of tax	—	(0.26)	(0.28)
Net income (loss) attributable to redeemable common stock - Diluted	0.46	(0.03)	(0.07)

For the years ended December 31, 2012, 2011 and 2010, 1,006,000, 1,446,000 and 856,245 shares of the Company’s stock option, and nil, 237,937 and 237,937 warrants, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

7. DISCONTINUED OPERATIONS

Kedong Farm and Gannan Farm were formed in July 2007 to operate the Dairy Farms of the Company. On August 1, 2011, the Company entered into an Equity Purchase Agreement (as amended, the “Agreement”) with Haerbin City Ruixinda Investment Company Ltd. (“Ruixinda” or the “Purchaser”). Pursuant to the Agreement, the Company and Jinyan Ma (the noncontrolling interest holder of the Dairy Farms) agreed to sell to the Purchaser all of the equity interests of the Dairy Farms for an aggregate purchase price of RMB849 million (approximately $133.1 million), including RMB114.5 million (approximately $18.0 million) in cash and RMB734.5 million (approximately $115.1 million) in deferred payment. The Company has the right to call for raw milk at RMB122.4 million (approximately $19.2 million) each quarter in the following 18 months after September 30, 2011 to settle the deferred payment. If the value of the raw milk provided by the Dairy Farms each quarter is less than RMB122.4 million, the shortfall of the amount will be settled in cash. During 2011, the Company received a cash payment of $30.7 million from the Purchaser of Dairy Farms and raw milk valued at $4.99 million. During 2012, the Company received a cash payment of $10.2 million from the Purchaser of Dairy Farms and raw milk valued at $10.9 million.

The Company entered into an asset mortgage agreement with the Dairy Farms, pursuant to which the Dairy Farms granted to the Company a primary security interest in certain properties and assets of the Dairy Farms to secure the obligations of the Dairy Farms under the Agreement.

On December 31, 2012, the Company entered into a supplemental agreement to rearrange the repayment schedule (See Note 13).

The following table presents the components of discontinued operations in relation to the Dairy Farms reported in the consolidated statements of income and comprehensive income:

	For the years ended December 31,
	2012	2011	2010
	US$	US$	US$
Sales from external customers	—	34,960,409	1,261,472
Intersegment sales	—	9,938,301	27,151,876
Income (loss) from operations	—	2,613,122	(6,499,869)
Loss on sale of subsidiaries	—	(8,318,350)	—
Net loss from discontinued operations	—	(5,705,228)	(6,499,869)

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

8. RESTRICTED CASH

Restricted cash consists of bank demand deposits for letters of credit and bank loans (See Note 20). The letters of credit were mainly used by the Group for the purchase of whey powder.

9. NOTES RECEIVABLE, NET

The notes receivable, net included in the consolidated balance sheets as of December 31, 2012 and 2011 were as follows:

	2012	2011
	US$	US$
Promissory note, bearing interest at 8%, due on June 27, 2009 (See Note 4(3))	3,350,056	3,350,056
Less: Allowance for doubtful notes receivable	(3,350,056)	(3,350,056)
	—	—

10. TRADE RECEIVABLES, NET

The trade receivables amount included in the consolidated balance sheets as of December 31, 2012 and 2011 were as follows:

	2012	2011
	US$	US$
Trade receivables	25,990,342	41,501,502
Less: Allowance for doubtful accounts	(1,454,741)	(810,864)
Trade receivables, net	24,535,601	40,690,638

The movement of the allowance for doubtful notes and trade receivables during the years ended December 31, 2012 and 2011 was as follows:

	2012	2011
	US$	US$
Balance as of January 1	4,160,920	4,584,336
Add: Current year additions	1,239,920	571,872
Less: Current year reductions of provision	(603,852)	(1,041,468)
Foreign exchange adjustment	7,809	46,180
Balance as of December 31	4,804,797	4,160,920

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

11. ADVANCES TO SUPPLIERS

Advances to suppliers consist primarily of advances for inventories, equipment and properties, not delivered at the balance sheet dates. The Company utilizes advances to suppliers in an effort to keep future purchasing prices stable and consistent.

Advanced amounts are refundable if the transaction is not completed by the other party in accordance with the terms of the contract or agreement. During the years ended December 31, 2012 and 2011, no advances to suppliers were refunded in cash, and the Group has a minimal repayment history.

As of December 31, 2012 and 2011, 24% and 54% of advances respectively, was due from one supplier.

12. INVENTORIES, NET

The inventory amounts included in the consolidated balance sheets as of December 31, 2012 and 2011 comprised:

	2012	2011
	US$	US$
Raw materials	13,668,736	15,461,871
Work-in-progress	8,745,336	8,678,336
Finished goods	8,424,220	9,188,742
Total inventories	30,838,292	33,328,949

13. OTHER RECEIVABLES AND CONSIDERATION RECEIVABLE

Other receivables as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
	US$	US$
Advance to Jinlin Alfbeta Dairy Co. Ltd.	12,519,662	—
Advance to Heilongjiang Feihe Yuanshengtai Co., Ltd. (ii)	8,256,920	8,947,808
Advance to Haerbin City Ruixinda Investment Company Ltd (See Note 7) (iii)	3,181,279	—
Advances to third parties (iv)	5,906,580	3,922,846
Advances to employees	230,107	470,475
Others	378,887	401,496
Total other receivables	30,473,435	13,742,625

(i)	Advance to this supplier is unsecured and non-interest bearing. $8 million of the advance is repayable by March 15, 2013 and the remaining balance is repayable in July 2013. In March, 2013, the supplier paid $8 million to the Company.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

(ii)	Heilongjiang Feihe Yuanshengtai Co., Ltd. (“Yuanshengtai”) was partially owned by two officers and directors of the Company, Mr. Leng You-Bin and Mr. Liu Sheng-Hui, before January 2010. Those shares held by Mr. Leng You-Bin and Mr. Liu Sheng-Hui have been transferred to unrelated third parties who held no ownership interests in Yuanshengtai in January 2010. As of December 31, 2012, Ruixinda (See Note 7) held a 99% equity interest in Yuanshengtai. The balances are payments made by the Group on behalf of Yuanshengtai to purchase biological assets and property, plant and equipment. The balances are unsecured and non-interest bearing. Pursuant to an agreement signed on 31 December 2012, Yuanshengtai agreed to repay the amount in full by December 31, 2013.
(iii)	The advance is unsecured and non-interest bearing. Pursuant to an agreement signed on 31 December 2012, Ruixinda agreed to repay the amount in full by July 31, 2013.
(iv)	The advances are unsecured, non-interest bearing and repayable within one year.

Consideration receivable from disposal of Dairy Farms (See Note 7) as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
	US$	US$
Current	78,274,528	79,337,423
Non-current	—	19,450,201
Consideration receivable	78,274,528	98,787,624

On December 31, 2012, the Company entered into a supplemental agreement to rearrange the repayment schedule, pursuant to which the Purchaser has agreed to repay RMB 200 million (approximately $32.1 million) in April 2013 and that the residual amount of purchase price would be paid by raw milk in the following three quarters from March 2013 to December 2013. If the total value of raw milk supplied is less than the residual purchase price, the Purchaser has agreed to pay the shortfall to the Company in cash.

14. INVESTMENT IN MUTUAL FUNDS - AVAILABLE-FOR-SALE AND INVESTMENT AT COST

a) Investment in Mutual Funds

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

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Investment in mutual funds is carried at fair value based on the quoted market prices of the underlying fund as of December 31, 2012 and 2011. Unrealized (loss) gain recorded for the years ended December 31, 2012, 2011 and 2010 was $6,094, $(28,178) and $2,828, respectively.

		Fair value measurement
Description	December 31,	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$	US$
Investment in mutual funds - 2012	117,210	117,210	—	—
Investment in mutual funds - 2011	111,116	111,116	—	—

b)  Investment at cost

The balance represents an investment in a private entity established in the PRC and is classified under non-current assets.  It is measured at cost less any impairment at the end of each reporting period because it does not have a readily determinable fair value and does not qualify for consolidation or the equity method of accounting.

15. ASSETS HELD FOR SALE

On October 28, 2011, the Company entered into an asset purchase agreement with a PRC individual, Mao Haifeng, to sell all of the property, plant and equipment and the prepaid leases at Baiquan district with carrying values of $2.1 million and $154,000, respectively. The asset sale was not yet completed as of December 31, 2012 as certain conditions precedent to the sale were not met. The buyer has extended the right to terminate the asset purchase agreement with the Company if the precedent conditions are not met from May 31, 2012 to the end of July 2013. Management of the Company expects that the asset sale will be completed in July 2013. The assets underlying this agreement were recognized as assets held for sale. At December 31, 2012, assets held for sale was $2,408,770.

16. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment and related accumulated depreciation as of December 31, 2012 and 2011 were as follows:

	2012	2011
	US$	US$
Buildings and plant	62,825,600	71,761,419
Machinery and equipment	79,997,837	79,153,189
Office equipment	3,933,542	2,418,688
Motor vehicles	2,980,011	4,236,268
	149,736,990	157,569,564
Less: Accumulated depreciation	(34,746,182)	(28,829,927)
Property, plant and equipment, net	114,990,808	128,739,637

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

(1) Depreciation expenses

Depreciation expense for the continuing operations for the years ended December 31, 2012, 2011 and 2010 was $8,439,405, $6,683,434 and $5,586,699, respectively, of which $5,589,499, $4,350,828 and $3,902,514 was included as a component of cost of goods sold in the respective years.

(2) Pledged property, plant and equipment

The net book value of buildings and plant, machinery and equipment and land use rights pledged for bank loans was $13,021,820, $26,052,365 and $4,322,344, respectively, as of December 31, 2012. The net book value of buildings and plant, machinery and equipment and land use rights pledged for bank loans was $24,971,201, $47,231,525 and $697,580, respectively, as of December 31, 2011.

(3) Capitalized interest

Nil, $945,581 and $372,679 of interest expense was capitalized in property, plant and equipment for the years ended December 31, 2012, 2011 and 2010, respectively.

17. CONSTRUCTION IN PROGRESS

The construction projects in progress as of December 31, 2012 and 2011 were as follows:

	2012	2011
	US$	US$
Gannan Feihe production factory facilities	17,537,629	14,417,518
Feihe Soybean processing facilities	459,256	454,608
Langfang Feihe production factory facilities	—	1,514
Others	—	21,872
Total	17,996,885	14,895,512

$525,981, nil and $861,606 of interest expense was capitalized in construction in progress for the years ended December 31, 2012, 2011 and 2010, respectively.

18. OTHER INTANGIBLE ASSETS, NET

Other intangible assets, net, as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
	US$	US$
Exclusive rights of milk supply	—	—
Total other intangible assets, net	—	—

Amortization expense for continuing operations for the years ended December 31, 2012, 2011 and 2010 was nil, $197,524 and $257,166, respectively.

Exclusive rights of milk supply, which the Company acquired in 2009, are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the expected useful lives of 4.7 years. The Company performed an impairment test relating to the intangible assets and recorded an impairment loss of nil, $457,023 and nil for the years ended December 31, 2012, 2011 and 2010 respectively.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

19. GOODWILL

Goodwill represented the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired from the Shanxi Feihe minority interest acquisition in 2006 and from the Longjiang Feihe acquisition in 2009. Such amounts are not tax deductible.

The Company has performed step 1 and step 2 of the goodwill impairment test relating to goodwill arising from its acquisition of Shanxi Feihe’s minority interest and Longjiang Feihe and determined that the carrying value of the reporting unit exceeded the fair value of the reporting unit. The Company recorded a goodwill impairment loss for the continuing operations of $nil, $555,387 and $1,437,005 for the years ended December 31, 2012, 2011 and 2010, respectively. All goodwill was fully impaired as of December 31, 2011.

20. SHORT TERM BANK LOANS

Short term bank loans included in the consolidated balance sheets as of December 31, 2012 and 2011 comprised the following:

	2012	2011
	US$	US$
Loan payable to a bank in PRC, bearing interest at 5.6% per annum, secured by Feihe Dairy’s restricted cash of $6.5 million as of December 31, 2012, due and repaid on January 30, 2013	6,099,322	—
Loan payable to a bank in PRC, bearing interest at 6.94% per annum, secured by Feihe Soybean’s land use rights and buildings with a total carrying amount of $1,440,665 as of December 31, 2012, and an undertaking from Feihe Dairy to maintain debt-asset ratio of not more than 70%, current ratio of at least 100% and quick ratio of at least 50%, payable on July 1, 2013	1,926,102	—
Loan payable to a bank in PRC, bearing interest at 6.94% per annum, and an undertaking to maintain debt-asset ratio of not more than 70%, current ratio of at least 100% and quick ratio of at least 50%, payable on July 1, 2013	1,926,102	—
Loan payable to a bank in PRC, bearing interest at 6.00% per annum, secured by Gannan Feihe’s machinery with a carrying amount of $20,273,576 as of December 31, 2012, payable on July 9, 2013 (ii)	8,025,425	—
Loan payable to a bank in PRC, bearing interest at 6.30% per annum, guaranteed by Feihe Dairy, payable on August 29, 2013	3,210,170	—
Loan payable to a bank in PRC, bearing interest at 6.30% per annum, guaranteed by Feihe Dairy , payable on September 19, 2013	1,605,084	—
Loan payable to a bank in PRC, bearing interest at 6% per annum, secured by Feihe Dairy’s plant and land use rights with a total carrying amount of $15,903,500 as of December 31, 2012, payable on November 18, 2013 (i)	8,025,425	—
Loan payable to a bank in PRC, bearing interest at 6% per annum, payable on November 18, 2013 (i)	24,076,273	—
Loan payable to a bank in PRC, bearing interest at 6.30% per annum, guaranteed by Feihe Dairy, payable on December 5, 2013	3,210,170	—
Loan payable to a bank in PRC, bearing interest at 6.12% per annum, guaranteed by Feihe Dairy and an undertaking from Feihe Dairy to maintain debt-asset ratio of not more than 70%, current ratio of at least 100% and long term investment of not more than 40% of net assets and due on December 3, 2013	2,568,136	—
Loan payable to a bank in PRC, bearing interest at 6.12% per annum, guaranteed by Feihe Dairy and an undertaking from Feihe Dairy to maintain debt-asset ratio of not more than 70%, current ratio of at least 100% and long term investment of not more than 40% of net assets, due on December 3, 2013	2,568,136	—
Loan payable to a bank in PRC, bearing interest at 5.81% per annum, secured by Feihe Dairy’s machinery and an undertaking from Feihe Dairy to maintain debt-to-equity ratio of not more than 70% and current ratio of at least 100%, payable with interest on maturity, due and repaid on January 25, 2012	—	1,429,956
Loan payable to a bank in PRC, bearing interest at 6.31% per annum, secured by machinery, payable with interest on maturity, due and repaid on April 6, 2012	—	5,997,871
Loan payable to a bank in PRC, bearing interest at 6.89% per annum, guaranteed by Feihe Dairy and an undertaking from Gannan Feihe to maintain debt-to-equity ratio of not more than 60% and current ratio of at least 120%, payable with interest on maturity, due and repaid on August 30, 2012	—	3,177,680
Loan payable to a bank in PRC, bearing interest at 6.89% per annum, guaranteed by Feihe Dairy and an undertaking from Gannan Feihe to maintain debt-to-equity ratio of not more than 60% and current ratio of at least 120%, payable with interest on maturity, due on and repaid September 14, 2012	—	1,588,840
Loan payable to a bank in PRC, bearing interest at 6.56% per annum, secured by plant and land, payable with interest on maturity, due and repaid on November 23, 2012	—	7,944,200
Loan payable to a bank in PRC, bearing interest at 6.56% per annum, payable with interest on maturity, due and repaid on November 23, 2012	—	23,832,600
Loan payable to a bank in PRC, bearing interest at 6.89% per annum, guaranteed by Feihe Dairy and an undertaking from Gannan Feihe to maintain debt-to-equity ratio of not more than 60% and current ratio of at least 100% and quick ratio of at least 50%, payable with interest on maturity, due and repaid on December 21, 2012	—	3,177,680
Loan payable to a bank in PRC, bearing interest at a floating interest rate at RMB benchmark deposit interest rates per annum, unsecured and due and repaid on December 26, 2012	—	2,542,144
Loan payable to a bank in PRC, bearing interest at a floating interest rate RMB benchmark deposit interest rate per annum, secured by the plant and land, due and repaid on December 26, 2012	—	2,542,144
Loan payable to a bank in PRC, bearing interest at a floating interest rate at 130% of RMB benchmark deposit interest rate per annum, secured by a property, payable with interest on maturity and an undertaking from Beijing Feihe to maintain current assets of not less than RMB8 million ($1,270,224), net assets of at least RMB2 million ($317,556) and current ratio of at least 100%, due and repaid on December, 30, 2012	—	2,383,260
Total	63,240,345	54,616,375

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

(i)	These loans were granted pursuant to a loan facility letter and have been made available to the Company up to RMB500 million (approximately $80.3 million) until July 24, 2013. These loans were also secured by a personal guarantee of Mr. Leng You-bin, Chairman, Chief Executive Officer, President, and General Manager of the Group, for a period of one year from November 19, 2012 to November 18, 2013.
(ii)	The loan was also secured by a personal guarantee of Mr. Leng for a period of one year from July 10, 2012 to July 9, 2013.

All of the short term bank loans are denominated in RMB and therefore subject to exchange rate fluctuations. As of December 31, 2012, the Company was able to meet all the financial covenants of the above loans.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

21. ACCRUED EXPENSES

Accrued expenses as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
	US$	US$
Accrued promotion and marketing expenses	12,153,755	5,806,444
Accrued shipping cost	645,512	327,280
Accrued advertising expenses	535,697	33,366
Other accrued expenses	858,261	776,280
	14,193,225	6,943,370

Accrued sales and marketing expenses include advertising, transportation costs and sales department salaries.

22. ADVANCES FROM EMPLOYEES

Advances from employees represent temporary funding by employees to improve cash flow and working capital of the Company. The advances were unsecured, interest free and repayable within one year.

23. EMPLOYEE BENEFITS PAYABLE

The full-time employees of the Company’s subsidiaries that are incorporated in the PRC are entitled to staff welfare benefits, including medical care, welfare subsidies, unemployment insurance and pension benefits. These companies are required to accrue for these benefits based on certain percentages of the employees’ income in accordance with the relevant regulations, and to make contributions to the state-sponsored pension and medical plans out of the amounts accrued for medical and pension benefits. The total amounts charged to the consolidated statements of income and comprehensive income for such employee benefits related to the Company’s continued operations amounted to approximately $4,755,312, $6,920,945 and $4,990,686 for the years ended December 31, 2012, 2011 and 2010, respectively. Employee benefits related to the Company’s discontinued operations totaled nil, $128,330 and $231,798 for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in income from discontinued operation, net of taxes, in the accompanying consolidated statements of income and comprehensive income. The PRC government is responsible for the medical benefits and ultimate pension liability to these employees.

Effective January 1, 2007, the Company established the Feihe International, Inc. 401(k) Profit Sharing Plan and Trust (the “Plan”). The Plan is a discretionary defined contribution plan and covers substantially all employees who have attained the age of 21, have completed at least six months of service, and have worked a minimum of 1,000 hours in the past Plan or anniversary year.

Under provisions of the Plan, the Company, for any plan year, has contributed an amount equal to 100% of the participant’s contribution or 5% of the participant’s eligible compensation, whichever is less. The Company may, at its own discretion, make additional matching contributions to participants. Company contributions, net of forfeitures, amounted to $14,581, $7,815 and $16,704 for the years ended December 31, 2012, 2011 and 2010, respectively.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

24. NOTES PAYABLE AND OTHER PAYABLES

Notes payable as of December 31, 2012 were 180-day bank acceptance notes which are used for the settlement of purchase of packaging materials.  All notes will mature within three months as of December 31, 2012.

Other payables as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
	US$	US$
Payable for property, plant and equipment	12,784,034	18,865,860
Other tax payable	12,025,311	9,578,354
Deposits from distributors	2,973,046	2,475,810
Payable to unrelated parties, due on demand	2,470,064	442,600
Payable for land use rights	260,978	137,933
Deposit received from milk collection stations	538,042	544,889
Advances from employees	532,795	1,113,105
Payable to local County Finance Department (i)	—	1,180,954
Others (ii)	7,099,462	5,221,883
	38,683,732	39,561,388

(i)	The Group received funding from the local County Finance Department for construction of the production facilities in the region and working capital usage. Although no repayment terms were attached with the funds, the Group considers them to be unsecured, non-interest bearing loans from the local County Finance Department that are repayable on demand. During 2012, the Company repaid $316,992 to the local County Finance Department. The remaining balance of $863,962 in 2011 represented the payable to local County Finance Department for the land use rights of Langfang Feihe. No such balance remained outstanding as of December 31, 2012 following the sale of land use rights and property, plant and equipment of Langfang Feihe.

(ii)	Other payables mainly include payables to employees, deposits received from logistics companies, advertising cost and other miscellaneous payables.

25. LONG TERM BANK LOANS

Long term bank loans comprised the following as of December 31, 2012 and 2011:

	2012	2011
	US$	US$
Loan payable to a bank in PRC, bearing interest at 5.76% per annum, guaranteed by Langfang Feihe and payable on maturity. The loan commenced on December 24, 2009 and was originally due on December 24, 2014. The maturity date was changed to December 23, 2013 pursuant to a supplemental agreement	2,433,183	8,353,996
Loan payable to a bank in PRC, bearing interest at 5.96% per annum, secured by Gannan Feihe’s machinery with a carrying amount of $5,778,788 as of December 31, 2012. The loan commenced on December 24, 2010 and was originally due on December 24, 2015 . The maturity date was changed to December 23, 2013 pursuant to a supplemental agreement	3,571,314	3,535,169
	6,004,497	11,889,165
Less: current portion of long term bank loans	(6,004,497)	(5,945,439)
	—	5,943,726

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

26. CAPITAL LEASE OBLIGATION

In November 2009, the Group entered a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of RMB5 million (or approximately $802,542) and required a RMB1 million (or approximately $160,508) payment on January 30th of each year after successful completion of production quality tests. The installment and trial run of the equipment was completed in 2010, and the equipment under the capital lease is depreciated over an estimated productive life of 14 years when placed into service after passing production quality tests. As of December 31, 2012 and 2011, the Group had $1,100,366 and $1,453,518, respectively, of equipment subject to the capital lease obligation.

Minimum future lease payments under capital leases as of December 31, 2012, were as follows:

Future payments
US$
2013	160,508
2014	160,508
2015	160,509
Total minimum lease payments as of December 31, 2012	481,525
Less amount representing interest	(46,947)
Net present value of minimum lease payments	434,578
Current portion of capital lease obligation	(137,722)
Non-current portion of capital lease obligation	296,856

The interest rate on the capital lease is 5.31%. There was $29,629, $35,268 and $39,368 amortization of interest recorded for the years ended December 31, 2012, 2011 and 2010, respectively. Accumulated amortization was $104,265 and $74,636 as of December 31, 2012 and 2011, respectively.

27. LONG TERM DEPOSITS AND OTHER LONG TERM LOANS

Other long term loans reflect loans the Company obtained to make the redemption payment for its redeemable common stock to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees (collectively, “Sequoia”) (See Note 29) during 2011, and the first and second quarters of 2012. As the Company did not have enough US dollars to redeem the redeemable common stock, the Company entered into an agreement with a group of overseas third party companies and one third party individual to borrow a total amount of $59.2 million. The loans are interest free with an initial period of two years starting from the day when the Company received the loans. The lenders have agreed to extend the loans for a period of another two years.

In order to provide confidence for settlement of the term loans mentioned above, as well as to serve as a source of obtaining US dollars for the Company’s business needs in the year following the loans, the Company deposited a total amount of RMB492 million (approximately $79 million) with six domestic companies and one third party individual designated by the lenders. The deposits will not be returned to the Company until the Company repays the full amount of loans.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

28. RELATED PARTY TRANSACTIONS

(1)	Due from /to related parties

Due from/to related parties included in the consolidated balance sheets as of December 31, 2012 and 2011 comprised the following:

	2012	2011
	US$	US$
Due from related parties:
Due from Directors of the Group	20,191	194,759
Total	20,191	194,759

	2012	2011
	US$	US$
Due to related parties:
Due to directors of the Group	109	31,777
Due to related company	3,804	3,593
Loan payable to a related party	51,363	50,843
Total	55,276	86,213

Due from/to Directors of the Group

As part of normal business operations, Directors of the Group will from time to time incur routine expenses on behalf of the Group, or receive general advances from the Group for settlement of Group expenses, such as travel, meals, and other business expenses. The amounts advanced are settled periodically throughout the year and amounts outstanding at year end are short term in nature and due on demand. During 2012, advances to directors aggregated to $873,468 and payments from directors aggregated to $1,047,922. During 2011, advances to directors aggregated to $271,820 and repayments to directors aggregated to $129,797.

As of December 31, 2012 and 2011, the Group had the following balances due from its Directors:

	2012	2011
	US$	US$
Leng You-Bin	—	79,442
Liu Sheng-Hui	—	95,330
Liu Hua	20,191	19,987
Total	20,191	194,759

As of December 31, 2012 and 2011, the Group had the following balances due to its Directors:

	2012	2011
	US$	US$
Liu Sheng-Hui	109	—
Leng You-Bin	—	31,777
Total	109	31,777

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

Due from/to related companies

Mr. Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group. During the years ended December 31, 2012, 2011 and 2010, the Group had certain transactions on an arm’s length basis with companies owned by close family members of Mr. Leng.

Tangshan Feihe Trading Company and Qinhuangdao Feihe Trading Company are owned by relatives of Mr. Leng, and are therefore regarded as related parties.

As of December 31, 2012 and 2011, the Group had the following balances due from its related companies:

	2012	2011
	US$	US$
Tangshan Feihe Trading Company	1,833,542	1,814,985
Qinhuangdao Feihe Trading Company	28,054	27,770
Total	1,861,596	1,842,755
Less: Allowance for doubtful debts	(1,861,596)	(1,842,755)
	—	—

As of December 31, 2012 and 2011, the Group had the following balance due to its related company:

	2012	2011
	US$	US$
Dalian Hewang Trading Company (i)	3,804	3,593
Total	3,804	3,593

(i) A company managed by the management of the Company’s subsidiary.

(2)	Sales to related parties

For the years ended December 31, 2012, 2011 and 2010, the Group made sales of goods to the following related companies:

	2012	2011	2010
	US$	US$	US$
Tangshan Feihe Trading Company	—	—	1,562,374
Dalian Hewang Trading Company	276,242	205,880	197,345
Total	276,242	205,880	1,759,719

Loan payable to a related party

The Group has an outstanding loan payable to a charitable organization established by Mr. Leng for under privileged children in the Heilongjiang province of the PRC of $51,363 and $50,843 as of December 31, 2012 and 2011, respectively. The loan is unsecured, bears interest at 5.85% per annum and is payable on demand.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

29. REDEEMABLE COMMON STOCK

In August 2009, pursuant to a subscription agreement (the “Subscription Agreement”) with Sequoia, the Company issued to Sequoia 2,100,000 shares of redeemable common stock for an aggregate purchase price of $63 million. The Company issued 525,000 shares of redeemable common stock to Sequoia in March 2010 pursuant to a performance adjustment clause in the Subscription Agreement.

On February 1, 2011, the Company entered into a redemption agreement (the “Redemption Agreement”) with Sequoia, pursuant to which the Company agreed to redeem and purchase from Sequoia an aggregate of 2,625,000 shares (the “Shares”) of the Company’s common stock. Pursuant to the Redemption Agreement, the Company agreed to redeem the Shares in four equal installments on or around June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012 (each, a “Closing Date”), for an aggregate payment of $65,079,979.

On April 27, 2011, the Company paid $16.1 million to Sequoia including $15.8 million together with interest accruing thereon at the rate of 1.5% per annum, compounded annually from August 27, 2009 until August 27, 2011, as the first installment payment to redeem 656,250 shares of common stock.

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

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

30. SHARE-BASED COMPENSATION

Common Stock

In 2010, the Company issued a total of 63,915 shares of common stock at a market value of $985,374 for services provided by employees.

In 2011, the Company issued a total of 43,000 shares of common stock at a market value of $337,530 to its directors for services rendered to the Company as members of the Board for the period from August 1, 2010 through July 31, 2011.

On May 24, 2012, the Company issued a total of 70,000 shares of common stock to its directors and employees, of which a total of 10,000 shares were compensation for services rendered to the Company for the year 2011, and the remaining 60,000 shares were compensation for services rendered for the year 2012. Compensation cost for the 70,000 shares of common stock was recorded by the Company based on the fair value (i.e., the market price of its shares) on the date of grant of $334,600.

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

On May 7, 2009, the Compensation Committee of the Board of Directors (the “Compensation Committee”) granted an aggregate of 2,073,190 performance stock options to certain officers and employees of the Company under the 2009 Plan. The performance stock options each had an exercise price of $16.86 and a contractual life of 6 years. The performance stock options were to vest in two equal tranches on the fourth and fifth anniversaries of the date such options were granted, provided that the recipient had met the performance criteria, including performance targets for each of the Company’s 2009, 2010 and 2011 fiscal years, and continued to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates. If the performance criteria were not met, the shares that would otherwise have vested on vesting dates were to be forfeited and cancelled.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

The performance targets for the years ended December 31, 2009 were not met for any option recipient. Accordingly, the options granted were to be forfeited and cancelled. In December 2009, the performance targets were amended in order to limit the amount of options that would otherwise be forfeited and cancelled due to the failure to satisfy the annual performance goals to one-third of stock options granted for each of fiscal year 2009, 2010, and 2011. The incremental cost or benefit resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified and the effect on the number of instruments expected to vest. 421 employees were affected by this modification. For 2010 and 2011, no option recipient met the amended performance targets, and the options granted were forfeited and cancelled. For 2012 and 2011, no compensation expenses were recognized.

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

On August 27, 2010, options to purchase 84,000 shares were granted to directors of the Company for their services provided for the period from August 1, 2010 through July 31, 2011, that vest in four equal amounts on each three-month anniversary of the grant date until all such shares are fully vested. The options have an exercise price of $7.25 and a contract life of 2 years. The fair value of the option award was estimated on the date of grant using the Black-Scholes option valuation model to be $164,516.

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

The fair value of the option award was estimated on the date of grant using the Black-Scholes option valuation model to be $6,643,504, of which $2,029,404 and $1,220,820 was recorded as compensation cost in the general and administrative expenses during the year ended December 31, 2012 and 2011, respectively. The valuation was based on the assumptions noted in the following table.

Expected volatility	77%
Expected dividends	0%
Expected term (in years)	5.15
Risk-free rate	2.60%

During the years ended December 31, 2012, 2011 and 2010, there was $2,029,404, $1,405,116 and $1,710,272 compensation cost related to the 2009 plan recognized in general and administration expenses.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

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

On October 15, 2008, an option to purchase 80,000 shares was granted to an employee that vests on the 12-month anniversary of the date of grant with an exercise price of $12.00 and a contractual life of 4 years.

A summary of option activity under the 2009 Plan and 2003 Plan as of December 31, 2012 and 2011 and movement during the years then ended is as follows:

	Options	Weighted average grant date fair value	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
		US$	US$	US$
Outstanding as of January 1, 2011	856,245	10.45	15.84	71,190	3.97
Granted	1,332,000	5.22	8.32		6.00
Exercised	—	—	—		—
Forfeited or expired	(742,245)	11.08	15.75		0.19
Outstanding as of December 31, 2011	1,446,000	5.31	8.66	—	5.25
Granted	—	—	—		—
Exercised	—	—	—		—
Forfeited or expired	(440,000)	5.36	9.44		—
Outstanding as of December 31, 2012	1,006,000	4.99	8.32	—	4.58
Exercisable as of December 31, 2012	251,500	4.99	8.32	—	4.58

(1) The intrinsic values of options at December 31, 2012 and December 31, 2011 were zero since the per share market values of the Company’s common stock of $6.6 and $2.51, respectively, were lower than the exercise price per share of the options.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

A summary of the status of the Company’s non-vested options as of December 31, 2012 and 2011, and movements during the two years then ended is as follows:

	Options	Weighted average grant date fair value
		US$
Non-vested as of January 1, 2011	713,245	10.24
Granted	1,332,000	5.22
Vested	(63,000)	1.96
Forfeited or expired	(620,245)	10.66
Non-vested as of December 31, 2011	1,362,000	5.52
Granted	—	—
Vested	(251,500)	4.99
Forfeited or expired	(356,000)	6.16
Non-vested as of December 31, 2012	754,500	4.99

As of December 31, 2012, there was a total of $1,853,988 of unrecognized compensation cost related to non-vested share-based compensation granted under the 2009 Plans. The cost is expected to be recognized over 24 months. To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation cost related to these awards may be different from the expectation.

Warrants

As of December 31, 2011, the Company had 237,937 warrants outstanding with a weighted average remaining contractual life of 0.8 years and a weighted average exercise price of $14.5 per warrant. During the years ended December 31, 2012 and 2011, no warrants were exercised. The outstanding warrants expired on October 4, 2012.

31. STATUTORY RESERVES

Relevant PRC laws and regulations permit payments of dividends by the Company’s PRC subsidiaries and affiliates only out of their retained earnings, if any, as determined in accordance with the PRC accounting standards and regulations. In addition, the statutory general reserve fund requires that annual appropriations of 10% of net after-tax income be set aside prior to payment of any dividends. The appropriations to the statutory general reserve are required until the balance reaches 50% of the PRC entity registered capital. As a result of these and other restrictions under PRC laws and regulations, the PRC subsidiaries and affiliates are restricted in their ability to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances. For the years ended December 31, 2012, 2011 and 2010, the Group made appropriations of $2,136,318, $2,215,389 and $2,271,357 to the statutory general reserve fund, respectively.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

32. COMMITMENTS AND CONTINGENCIES

(1) Operating lease arrangements

The Group has entered into leasing arrangements relating to office premises and computer equipment that are classified as operating leases. There were no minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year.

Rent expenses incurred and expensed to consolidated statements of income and comprehensive income during the years ended December 31, 2012, 2011 and 2010 amounted to $399,800, $420,025 and $473,381, respectively.

(2) Capital commitments

Capital commitments for purchase of property, plant and equipment were $7,216,850 as of December 31, 2012.

(3) Purchase commitments

The Group has certain purchase commitments of $4,681,731 over four years relating to packaging materials in connection with the capital lease obligation disclosed in Note 26.

(4) Land use rights

All lands in the PRC are state-owned and no individual land ownership rights exist. The Group has obtained land use right certificates for the land on which its facilities are located.

(5) Other assets

Substantially all of the Group’s assets and operations are located in the PRC. The Company is self-insured for all risks.

FEIHE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts, except share and per share amounts)

(6) “Going private” proposal and related litigation

In October 2012, the Company’s Board of Directors received a preliminary, non-binding proposal from Mr. Leng You-Bin, its Chairman and Chief Executive Officer, and an affiliate of Morgan Stanley Private Equity Asia, Inc. (“MSPEA”), the private equity arm of Morgan Stanley, to acquire all of the outstanding shares of common stock of the Company not currently owned by Mr. LengYou-Bin, MSPEA and their respective affiliates in a going private transaction for $7.40 per share in cash, subject to certain conditions (the “Going Private Proposal”). The Going Private Proposal contemplated that Mr. Leng You-Bin and MSPEA would form an acquisition vehicle for the purpose of completing the acquisition, to be financed through a combination of debt and equity capital. The Company’s Board of Directors formed a Special Committee of independent directors (the “Special Committee”) to consider the Going Private Proposal which retained a financial advisor and legal counsel to assist it in this process.

In October 2012, certain alleged shareholders of the Company filed putative class and derivative actions on behalf of the Company against the members of its Board of Directors and certain entities associated with MSPEA. Three cases were brought in the Third Judicial District Court for Salt Lake County, Utah, which have been deemed related and are pending consolidation under the caption In re Feihe International Shareholder Litigation. Three cases were brought in the Superior Court of the State of California for Los Angeles County, which have been deemed related and are pending consolidation under the caption In re Feihe International, Inc. Shareholder Litigation. The plaintiffs in both the Utah and California cases have alleged breach of fiduciary duties and aiding and abetting in connection with the Going Private Proposal. The plaintiffs in both the Utah and California cases have requested rescission of the Going Private Proposal, to the extent implemented, an award of unspecified damages to the Company, certain other equitable and injunctive relief, and an award of plaintiffs’ costs and disbursements, including legal fees. Although the Company is unable to predict the final outcome of these proceedings, the Company does not believe that the final results will have a material effect on its consolidated financial condition, results or operations, or cash flows.

33. SUBSEQUENT EVENTS

On March 3, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Diamond Infant Formula Holding Limited (“Holdco”), Platinum Infant Formula Holding Limited, and a wholly owned subsidiary of Holdco (“Parent”), and Infant Formula Merger Sub Holding Inc., a wholly owned subsidiary of Parent (“Merger Sub”), which is intended to effectuate the Going Private Proposal. Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Parent and a wholly-owned indirect subsidiary of Holdco (the “Merger”). In connection with and at the effective time of the Merger, each share of the Company’s common stock that is outstanding immediately prior to the effective time of the Merger will be cancelled in consideration for the right to receive $7.40 in cash without interest, except for those shares beneficially owned by Mr. Leng You-Bin, Mr. Liu Sheng-Hui, Mr. Liu Hua, Holdco, Parent, Merger Sub, the Company or any its subsidiary immediately prior to the effective time of the Merger, which shares will be cancelled for no consideration at the effective time of the Merger, subject to applicable dissenters rights. If the Merger closes pursuant to the Merger Agreement, the Company would cease to be listed on the NYSE or a public reporting company in the U.S.

Feihe International, Inc.

 Additional Information - Financial Statement Schedule I

Condensed Financial Information of Parent Company Balance Sheets

	December 31, 2012	December 31, 2011
	US$	US$
Assets
Current assets:
Cash and cash equivalents	30,851	494,340
Notes receivable, net of allowance for doubtful accounts of $3,350,056 as of December 31, 2012 and 2011 respectively	—	—
Other receivables	3,154	3,154
Income tax receivable	—	670
Total current assets	34,005	498,164

Other assets:
Due from subsidiaries	87,643,750	87,643,750
Investment in subsidiaries	188,783,841	159,115,372
Total assets	276,461,596	247,257,286

Liabilities
Current liabilities:
Accounts payable	465,000	472,164
Other payables	930,282	442,600
Advances from employees	—	105,000
Accrued interest-current	—	395,783
Redeemable common stock (US$0.001 par value, nil and 1,312,500 shares issued and outstanding as of December 31, 2012 and 2011, respectively)	—	32,696,658
Total current liabilities	1,395,282	34,112,205

Due to subsidiaries	12,193,504	4,230,102
Unrecognized tax benefits - non-current	1,892,605	1,727,142
Accrued interest-non current	—	170,555
Other long term loans	59,222,577	32,803,289
Total liabilities	74,703,968	73,043,293

Shareholders’ equity	201,757,628	174,213,993

Total liabilities, redeemable common stock and equity	276,461,596	247,257,286

Feihe International, Inc.

Additional Information - Financial Statement Schedule I

 Condensed Financial Information of Parent Company Statements of Income and Comprehensive Income

	For the years ended December 31,
	2012	2011	2010
	US$	US$	US$

General and administrative	(4,083,009)	(2,796,072)	(4,422,488)
Operating loss	(4,083,009)	(2,796,072)	(4,422,488)

Other operating income, net	—	429,972	12,851

Other income (expenses):
Interest and finance costs	(17,013)	(30,124)	(1,361)
Loss before income tax expenses	(4,100,022)	(2,396,224)	(4,410,998)

Income tax benefits (expenses)	(388,816)	(1,481,133)	267,729
Loss before equity in earnings (losses) of subsidiaries	(4,488,838)	(3,877,357)	(4,143,269)

Equity in earnings (losses) of subsidiaries	25,651,139	949,559	(5,440,602)
Net income (loss)	21,162,301	(2,927,798)	(9,583,871)
Accretion of redemption premium on redeemable common stock	—	—	(1,086,622)
Settlement of redeemable common stock	—	1,033,738	—
Net income (loss) attributable to common shareholders of Feihe International, Inc.	21,162,301	(1,894,060)	(10,670,493)

Net income (loss) attributable to common shareholders of Feihe International, Inc.	21,162,301	(2,801,496)	(10,670,493)
Other comprehensive income, net of tax
Foreign currency translation adjustments	2,742,037	12,236,588	7,181,945
Change in fair value of available for sale investments	6,094	(28,178)	2,828
Disposal of Dairy Farms	—	(2,341,550)	—
Other comprehensive income	2,748,131	9,866,860	7,184,713
Comprehensive income attributable to common shareholders of Feihe International, Inc.	23,910,432	7,065,364	(3,485,720)

Feihe International, Inc.

 Additional Information - Financial Statement Schedule I

Condensed Financial Information of Parent Company Statements of Cash Flows

	For the years ended December 31,
	2012	2011	2010
	US$	US$	US$
Cash flows from operating activities:
Net income (loss)	21,162,301	(2,927,798)	(9,583,871)
Adjustments to reconcile net (loss) income to net cash used in provided by operating activities:
Equity in (earnings) losses of subsidiaries	(25,651,139)	(949,559)	5,440,602
Share-based compensation	2,364,004	1,742,646	2,599,646
Changes in assets and liabilities:
Decrease in tax receivable	670	—	—
Decrease in due from related parties	—	—	500,716
(Increase) decrease in other receivable, prepayments and other assets	—	(1,556)	179,137
Decrease in accounts payable	(7,163)	(6,075)	(486,374)
Increase in accrued expenses, other payable and income taxes payable	487,682	—	956,115
(Decrease) increase in due from subsidiaries and impairment	—	(3)	652,412
Increase in due to subsidiaries	7,963,400	—	—
(Decrease) increase in employee advances	(105,000)	105,000	—
Increase (decrease) of unrecognized tax benefits - non-current	165,463	1,480,768	(1,254,144)
Net cash provided by (used in) operating activities	6,380,218	(556,577)	(995,761)

Cash flows from financing activities:
Proceeds from option exercise	—	—	96,000
Proceeds from other long term loans	25,852,951	33,369,627	—
Redemption of redeemable common stock	(32,696,658)	(32,383,322)	—
Net cash provided by (used in) financing activities	(6,843,707)	986,305	96,000

Net (decrease) increase in cash and cash equivalents	(463,489)	429,728	(899,761)
Cash and cash equivalents, beginning of year	494,340	64,612	964,373
Cash and cash equivalents, end of year	30,851	494,340	64,612

BASIS FOR PREPARATION

The condensed financial information of the parent company, Feihe International, Inc., has been prepared using the same accounting policies as set out in the Group’s consolidated financial statements except that the parent company has used the equity method to account for its investment in its subsidiaries.

