Form 10-K/A
period 2012-12-31
Feihe International Inc
filed 2013-04-30
CIK 789868

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Unless the context otherwise requires, all references herein to “dollars” and “$” are to United States dollars, and references to “Feihe International,” “we,” “us” and “our” refer to Feihe International, Inc. and its consolidated subsidiaries.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2013 (the “Original Filing”), solely for the purpose of including the information required by Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2012. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment under Item 15 of Part IV. We are also making conforming changes to the cover page and the Exhibit Index to this Amendment.

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

Name	Age	Position	Director Since
You-Bin Leng	48	Chairman, Chief Executive Officer, President, and General Manager	2003
Hua Liu	40	Vice Chairman, Chief Financial Officer, Treasurer and Secretary	2003
Sheng-Hui Liu	42	Director and Vice President of Finance, Feihe Dairy	2003
Kirk G. Downing, Esq.	60	Director	2005
Xiaofei Ren	41	Director	2012
Jingjun Mu	71	Director	2012
David Dong	42	Director	2012

You-Bin Leng has been our Chairman, Chief Executive Officer, President, and General Manager since May 2003. From January 2002 to May 2003, Mr. Leng served as the Chief Executive Officer and President of American Flying Crane Corporation. From 1997 to 2002, Mr. Leng served as the General Manager of Heilongjiang Feihe Dairy Co., Limited, or Feihe Dairy, and he became the Chairman and General Manager in 2000. From 1989 to 1997, Mr. Leng served as a technician, deputy director and director of Zhaoguang Dairy Plants, the predecessor of Feihe Dairy. Mr. Leng received a bachelor’s degree in food engineering from Northeast Agriculture University, China and Shanghai Light Industrial College and studied business administration at Beijing University.

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

Hua Liu has been our acting or permanent Chief Financial Officer since November 2010 and Vice Chairman since April 2008, and he has also served as Secretary, Treasurer, and a director since May 2003. From May 2003 to April 2008, Mr. Liu served as our Chief Financial Officer. From November 2000 to May 2003, Mr. Liu served as the Financial Officer of Feihe Dairy. From June 1998 to November 2000, Mr. Liu served as the Chief Executive Officer of Shenzhen Cima Limited, a financial consulting company. From January 1996 to June 1998, Mr. Liu served as Chief Executive Officer of Shensheng Jiajing Inc., a trading company. From September 1993 to January 1996, Mr. Liu served as the Chief Executive Officer of Zhengzhou Huacheng Limited, a trading company. Mr. Liu received a bachelor’s degree in finance and economics from Xian Jiaotong University and from Shenzhen University.

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

Sheng-Hui Liu has been a director since May 2003, and he has also served as Vice President of Finance of Feihe Dairy since August 2001. From January 2000 to May 2003, Mr. Liu served as Chief Financial Officer and a director of American Flying Crane Corporation. From September 1998 to January 2000, Mr. Liu served as Chief Financial Officer at Feihe Dairy, where he also served in a variety of business positions from July 1992 to September 1998. Mr. Liu received a bachelor’s degree in economics from Northeast Agriculture University, China, and an associate degree in accounting from Country Cadre Institute under the Supervision of Ministry of Agriculture in China.

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

Xiaofei Ren has been a member of our board of directors since January 2012. Ms. Ren has served as Financial Director of Beijing Bonianhengteng Film and Television Culture Media Co., Ltd, a media company, since September 2011. From October 2004 to August 2011, she was a senior accountant at Beijing Xinghua CPA Ltd., an accounting firm in China, and was also an accountant at Beijing Zhongfadaoqin CPA Ltd. from 2003 to 2004. She served as Financial Manager of Zhengzhou Columba Holiday Hotel, a hospitality company, from 1998 to 2003. Prior to that, she served as Chief Accountant of Zhengzhou Diefa Industry and Trade Co., Ltd., a trade company. She is attending the Central University of Finance and Economics in China and received her bachelor’s degree from the University of Zhengzhou in China. Ms. Ren is also a member of the Chinese Institute of Certified Public Accountants.

Ms. Ren’s experience in auditing, investment consulting and public offering consulting for national, multi-national and publicly traded companies, including U.S. public companies, and her extensive experience with accounting principles generally accepted in the United States make her a valuable addition to our board of directors.

Jingjun Mu has been a member of our board of directors since March 2012. Ms. Mu served as Vice Executive Director of the China Dairy Industry Association, or CDIA, since 2004. From 1997 to 2004, she served as Secretary-General of CDIA. Ms. Mu also served as General Manager of the China Food Group Supplying Corporation from 1986 to 1997. Ms. Mu served as Deputy Manager of Beijing Wind Instruments Factory from 1972 to 1986. Prior to that Ms. Mu served at the Tianjin Planning Bureau from 1962 to 1972. Ms. Mu is a qualified Senior Economist and graduated from the Institute of Light Chemical and Light Industry for Chemical Engineering.

Ms. Mu has extensive experience in the PRC dairy industry that gives her significant perspective regarding strategic planning and competition in our industry. She also has a strong management, economic and financial background, which provides our board of directors with a valuable perspective regarding general business and financial matters.

David Dong has been a member of our board of directors since September 2012. Mr. Dong has served as the Chief Financial Officer of China Botanic Pharmaceutical Inc., a botanical products, bio-pharmaceuticals and traditional Chinese medicines company, since December 2010. From November 2008 to November 2010, Mr. Dong served as an investment manager with Hatitac Inc., a financial services company in Canada. From March 2006 to October 2008, Mr. Dong served as an investment manager with HUB International, a financial services company in Canada. From September 2000 to February 2006, Mr. Dong served as an investment manager with Freedom 55 Financial, a financial services company in Canada. Mr. Dong holds a Bachelor of Engineering from North-Western Polytechnic University in China and is a Certified Financial Planner in Canada.

Mr. Dong has significant experience as the principal financial officer of a U.S. public company operating in the agricultural industry in China, including a management, financial and accounting background. Mr. Dong provides our board of directors with a valuable perspective on our industry, business and financial planning, matters relating to accounting principles generally accepted in the U.S., and related risk management.

Director Independence

Our board of directors has determined that Kirk G. Downing, Xiaofei Ren, Jingjun Mu and David Dong are each an independent director as defined by the listing standards of the NYSE and SEC rules. Our board of directors also determined that James C. Lewis, who served as a director until September 2012, Neil N. Shen, who served as a director until March 2012, Sean S. Shao, who served as a director until January 2012, were each independent at the time he served as a director. In making these determinations, our board of directors concluded that none of those members has or had a relationship that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. You-Bin Leng, Hua Liu and Sheng-Hui Liu are not considered independent because each serves as one of our executive officers.

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

Board Committees

Our board of directors has established an Audit Committee, Compensation Committee, and a Nominating/Corporate Governance Committee, or our Governance Committee. Our Audit Committee, Compensation Committee and Governance Committee each operate under a written charter adopted by our board of directors, copies of which are available on our website at http://ady.feihe.com. The information contained on our website is not incorporated by reference into this Amendment. Our board of directors and its committees set schedules to meet throughout the year and also can hold special meetings and act by written consent from time to time, as appropriate. The committees report on their activities and actions to our board of directors.

Committees and Meeting Attendance

Our board of directors held four regular meetings during the fiscal year ended December 31, 2012, and acted two times by unanimous written consent.

Our Audit Committee, Compensation Committee and Governance Committee of our board of directors held meetings and took action as follows:

•	our Audit Committee held five meetings and acted four times by unanimous written consent;
•	our Compensation Committee held no meetings and acted one time by unanimous written consent; and
•	our Governance Committee held no meetings and acted three times by unanimous written consent.

In 2012, each director attended 75% or more of the meetings of our board of directors and of the committees of our board of directors on which such director served during the period for which he was a director or committee member. Our Bylaws provide that the Chairman of our board of directors shall preside at all meetings of the shareholders. Otherwise, we have no requirements for our directors to attend our annual meeting of shareholders. Three members of our board of directors attended our annual meeting of shareholders in 2012.

Committee Composition

The following table provides the current membership of our Audit Committee, Compensation Committee and Governance Committee. Our board of directors has determined that each member of these committees is an independent director as defined by the listing standards of the NYSE and SEC rules.

Audit Committee	Compensation Committee	Governance Committee
Xiaofei Ren (Chair)	Kirk G. Downing (Chair)	David Dong (Chair)
Kirk G. Downing	David Dong	Kirk G. Downing
David Dong	Xiaofei Ren	Xiaofei Ren

Audit Committee

Our Audit Committee consists of Xiaofei Ren, Kirk G. Downing, and David Dong, each of whom is an independent director as defined by the listing standards of the NYSE and SEC rules. Our board of directors has determined that Ms. Ren and Mr. Dong are each an “Audit Committee Financial Expert,” as defined in Item 407(d)(5) of Regulation S-K. Our Audit Committee appoints, retains, compensates and oversees our independent public accountants and reviews the scope and results of the annual audits, receives reports from our independent public accountants, and reports the committee’s findings to our board of directors. Our Audit Committee assists our board of directors in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and discusses policies with respect to risk assessment and risk management.

Compensation Committee

Our Compensation Committee currently consists of Kirk G. Downing, David Dong, and Xiaofei Ren. The Compensation Committee administers our stock incentive plans and makes recommendations concerning salaries and incentive compensation for our executive officers and employees. The Compensation Committee assists our board of directors in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs.

Nominating/Corporate Governance Committee

Our Governance Committee consists of David Dong, Kirk G. Downing, and Xiaofei Ren. Our Governance Committee makes recommendations to our board of directors regarding the nomination of candidates to stand for election or re-election as members of our board of directors, evaluates our board of director’s performance, and provides oversight of corporate governance and ethical standards. Our Governance Committee assists our board of directors in fulfilling its oversight responsibilities with respect to the management of risks associated with board organization, membership and structure, succession planning for our directors and executive officers, and corporate governance.

Compensation Committee Interlocks and Insider Participation

During our fiscal year ended December 31, 2012, our Compensation Committee consisted of Kirk G. Downing, James C. Lewis (whose service terminated in September 2012), Sean S. Shao (whose service terminated in January 2012), Xiaofei Ren (whose service commenced in January 2012), and David Dong (whose service commenced in September 2012).

None of these persons was, during the fiscal year ended December 31, 2012, an officer or employee of ours, was formerly an officer of ours, or had any relationship requiring disclosure under Item 404 of Regulation S-K. None of our executive officers serve, or in the past year has served, as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers serving on our board of directors or Compensation Committee.

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

Name	Age	Position	Officer Since
You-Bin Leng	48	Chairman, Chief Executive Officer, President, and General Manager	2003
Hua Liu	40	Vice Chairman, Chief Financial Officer, Treasurer and Secretary	2003
Sheng-Hui Liu	42	Director and Vice President of Finance, Feihe Dairy	2003

You-Bin Leng’s biographical summary is included under “—Directors” above.

Hua Liu’s biographical summary is included under “—Directors” above.

Sheng-Hui Liu’s biographical summary is included under”—Directors” above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we have received, we believe that during the year ended December 31, 2012, filing requirements applicable to our officers, directors and 10% owners of our common stock were complied with, except for a Form 4 for James C. Lewis filed to report a stock award in May 2012.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of those policies and decisions. This section provides specific information regarding compensation earned by the following “named executive officers”:

•	You-Bin Leng, our Chairman, Chief Executive Officer, President and General Manager;
•	Hua Liu, Vice Chairman, Chief Financial Officer, Treasurer, and Secretary; and
•	Sheng-Hui Liu, Vice President of Finance of our subsidiary Feihe Dairy.

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

Our Compensation Committee monitors our executive compensation program by routinely comparing it to the compensation programs of similarly situated companies and considering other factors such as performance, length of service, peer evaluations, and subjective and objective reviews.

The Role of Shareholder Say-on-Pay Votes

Recognizing the value of shareholder input regarding executive compensation, we provide our shareholders with the opportunity to cast an annual advisory vote on executive compensation, or Say-on-Pay. Although the advisory Say-On-Pay vote is non-binding, our Compensation Committee has considered the outcome of the vote when making compensation decisions for named executive officers. At our annual meetings of shareholders held in October 2011 and November 2012, approximately 94.5% and 99.7%, respectively, of the shareholders who voted on the Say-on-Pay proposal voted in favor of it. Our Compensation Committee believes that this evidences our shareholders’ support for our approach to executive compensation, which has not changed as a result of the shareholder vote. Our Compensation Committee will continue to consider the outcome of our Say-on-Pay votes when making future compensation decisions for our named executive officers.

2012 Compensation Decisions

As a result of the process and purposes described above, in 2012 our Compensation Committee made the following compensation decisions with respect to our named executive officers:

Base Salary

Our Compensation Committee recommended, and our board of directors approved, a cash compensation package of $200,000 for each of You-Bin Leng, our Chairman, Chief Executive Officer, President, and General Manager, and Hua Liu, our Vice Chairman, Chief Financial Officer, Treasurer and Secretary, for services rendered in 2012. These base salaries are the same as those each officer received in 2011. In determining not to revise the base salaries, our Compensation Committee specifically considered input from our Human Resources department and representatives of management, our financial performance, and general economic conditions.

Equity Awards

Our Compensation Committee did not grant any equity incentive awards to our named executive officers during 2012.

Summary Compensation Table

Name and Principal Position (1)	Year	Bonus ($)	Salary ($)	Stock Awards ($) (2)		Option Awards ($) (2)		Total ($)
You-Bin Leng, Chairman, Chief	2010	0	200,000	0		14,787	(3)	214,787
Executive Officer, President,	2011	0	200,000	0		440,000	(4)	640,000
and General Manager	2012	0	200,000	47,800	(3)	0		247,800

Hua Liu, Vice Chairman, Chief	2010	0	200,000	0		14,787	(3)	214,787
Financial Officer, Treasurer,	2011	0	200,000	0		330,000	(4)	530,000
and Secretary	2012	0	200,000	47,800	(3)	0		247,800

Sheng-Hui Liu, Vice President	2010	0	27,804	0		14,787	(3)	42,591
of Finance, and Director	2011	0	27,804	0		330,000	(4)	357,804
	2012	0	27,804	47,800	(3)	0		75,604

(1)	Identifies our named executive officers during the specified periods.

(2)	Represents the aggregate grant date fair value of equity awards granted during the fiscal year without consideration of vesting periods or forfeitures, calculated in accordance with ASC Topic 718. See the notes to our financial statements contained in our Original Filing for an explanation of all assumptions made by us in determining the values of our equity awards under ASC Topic 718.

(3)	Represents equity awards received by a named executive officer solely in respect of service as a member of our board of directors.

(4)	Represents the aggregate grant date fair value of performance stock options granted during the fiscal year, based on the probable outcome of the performance conditions on the grant date. Subject to performance and time-based vesting conditions set forth under the heading “—2009 Stock Incentive Plan” above.

Stock Incentive Plans

2009 Stock Incentive Plan

In May 2009, our board of directors approved our 2009 Plan, which was approved by our shareholders at our 2009 annual meeting of shareholders. Our 2009 Plan permits grants incentive stock options, nonqualified stock options, restricted stock awards, performance stock awards and other equity-based compensation, to our employees, directors, officers, consultants, agents, advisors and independent contractors. The total number of shares of our common stock initially authorized for issuance under our 2009 Plan is 2,000,000 plus any authorized shares that, as of May 7, 2009, were available for issuance under our 2003 Stock Incentive Plan. Our 2009 Plan is administered by our Compensation Committee.

In July 2011, pursuant to the 2009 Plan, our Compensation Committee granted non-statutory performance options to acquire an aggregate of up to 1,332,000 shares of our common stock to certain of our officers and employees, including options to acquire 80,000 shares to You-Bin Leng, Chairman, Chief Executive Officer, President, and General Manager and options to acquire 60,000 shares to each of Hua Liu, our Vice Chairman, Chief Financial Officer, Treasurer and Secretary, and Sheng-Hui Liu, Vice President of Finance of our subsidiary Feihe Dairy. The performance stock options each have an exercise price of $8.32 per share, a contractual life of 6 years, and vest in three tranches of 25%, 35% and 40% on each of the three years ended December 31, 2012, 2013 and 2014, provided that the recipient has met certain performance criteria and the recipient continues to be an employee of, or service provider to, us or our subsidiaries at the time of the relevant vesting dates. The 25% tranche for the year ended December 31, 2012 vested upon our determination that performance criteria were met. In determining to grant these options to our named executive officers, our Compensation Committee specifically considered its intention of aligning the interests of the key executives with those of our shareholders, the continuing importance of improving our financial performance, and general market conditions.

Grants of Plan-Based Awards

Except for equity awards solely in respect of service as a member of our board of directors, which are described below under “—Director Compensation,” we had no grants of plan-based awards to our named executive officers during 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards granted to our named executive officers as of December 31, 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price ($)	Option Expiration Date
You-Bin Leng, Chairman	[20,000]		60,000	(1)	8.32	7/29/2017
	12,000	(2)	0		7.25	8/27/2013
Hua Liu	[15,000]		45,000	(1)	8.32	7/29/2017
	12,000	(2)	0		7.25	8/27/2013
Sheng-Hui Liu	[15,000]		45,000	(1)	8.32	7/29/2017
	12,000	(2)	0		7.25	8/27/2013

(1)	Subject to performance and time-based vesting conditions set forth under the heading “— 2009 Stock Incentive Plan ” above.
(2)	Awarded for services as a director in August 2010 and 25% vested on each of November 1, 2010, February 1, 2011, May 1, 2011 and August 1, 2011.

Option exercises and stock vested

We had no exercises of options by named executive officers during 2012.

Employment Agreements

We do not have any written employment agreements with our named executive officers, although we may enter into such agreements in the future.

Benefit Plans

We do not sponsor or maintain any qualified or non-qualified defined benefit plans, non-qualified defined contribution plans, other deferred compensation plans, or profit sharing plan or similar plans for the benefit of our officers, directors or employees. However, we may establish such plans in the future. Certain employees of our subsidiaries, including You-Bin Leng, our Chairman, Chief Executive Officer, President, and General Manager, have pension and healthcare benefits through plans offered by such subsidiaries, as required by local Chinese laws. We are required to make contributions for the benefit of our employees to these social welfare plans, which are administered by the Chinese government.

Severance and Change of Control Agreements

As of December 31, 2010, we had no agreements or arrangements providing for payments to a named executive officer in connection with any termination.

Director Compensation

In May 2012, our Compensation Committee approved, as compensation for 2012 director service, awards of 10,000 restricted shares of our common stock to each of You-Bin Leng, Hua Liu, Sheng-Hui Liu, Kirk G. Downing, Esq., and James C. Lewis (whose service terminated in October 2012), as well as cash compensation of RMB100,000 to each of Xiaofei Ren (whose service commenced in January 2012) and Jingjun Mu (whose service commenced in March 2012).

In October 2012, we received a non-binding proposal from You-Bin Leng, our Chairman and Chief Executive Officer, and an affiliate of Morgan Stanley Private Equity Asia to acquire all of the outstanding shares of common stock of us not currently owned by Mr. You-Bin Leng (and possibly other rollover shareholders). Our board of directors formed a special committee of independent directors to consider the proposal, consisting of David Dong, Kirk Downing and Xiaofei Ren. For their service on the Special Committee, we agreed to compensate Messrs. Dong and Downing at a rate of $8,000 per month and Ms. Ren at a rate of $4,000 per month, in each case as monthly stipend. The aggregate amount of the monthly stipend shall not exceed $80,000 for each of Messrs. David Dong and Kirk Downing or $40,000 for Ms. Xiaofei Ren without the approval of disinterested directors. Each of Messrs. David Dong and Kirk Downing will receive a lump sum payment of $80,000 and Ms. Xiaofei Ren will receive a lump sum payment of $40,000 (in each case, less the total amount of monthly stipend already paid to such member) if the merger is completed or terminated before such member has received aggregate monthly stipend payments equal to such lump sum payment, as applicable.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Award ($) (2)	Total ($) (1)
You-Bin Leng	0	47,800	47,800
Hua Liu	0	47,800	47,800
Sheng-Hui Liu	0	47,800	47,800
Kirk G. Downing, Esq.	16,000	47,800	63,800
Xiaofei Ren	31,910	0	31,910
David Dong	16,000	0	16,000
Jingjun Mu	15,910	0	15,910
James C. Lewis, Esq. (3)	0	47,800	47,800
Neil N. Shen (4)	0	0	0
Sean S. Shao (5)	0	0	0

(1)	RMB denominated cash compensation has been converted to U.S. dollars at the exchange rate of US$1.00=RMB6.2855 for 2012, the exchange rate quoted by the Bank of China as of December 31, 2012.
(2)	Represents the aggregate grant date fair value of equity awards granted during the fiscal year without consideration of vesting periods or forfeitures, calculated in accordance with ASC Topic 718. See the notes to our financial statements contained in our Original Filing for an explanation of all assumptions made by us in determining the values of our equity awards under ASC Topic 718.

(3)	Mr. Lewis’s service on our board of directors terminated in September 2012.
(4)	Mr. Shen’s service on our board of directors terminated in March 2012.
(5)	Mr. Shao’s service on our board of directors terminated in January 2012.

Limited Liability and Indemnification

Indemnification Agreements with Directors

We have entered into indemnification agreements with each of our directors. The indemnification agreements provide that if a director was, is or is threatened to be, made a party to, or is otherwise involved in, a proceeding by reason of being a director of ours, then we will (i) indemnify the director against all expenses, liability or loss to the fullest extent permitted by Utah law, and (ii) advance expenses upon receipt of a written affirmation from the director of his or her good faith belief that the criteria for indemnification pursuant to the indemnification agreement have been satisfied, together with a written undertaking by the director to repay all amounts paid or reimbursed by us if it is ultimately determined that the criteria for indemnification have not been satisfied.

A director will not be entitled to indemnification in connection with a proceeding voluntarily initiated by such director against us except in certain circumstances set forth in the indemnification agreement. In addition, no indemnification will be paid pursuant to the indemnification agreement (i) on account of any proceeding in which judgment is rendered against a director for an accounting of profits from the purchase or sale of securities of us pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended, or (ii) if a court finally determines that the director is not entitled to indemnification because such indemnification would be invalid under applicable law.

Utah Revised Business Corporation Act

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

Compensation Risk Evaluation

Our Compensation Committee reviews the various design elements of our compensation program to determine whether any of its aspects encourage excessive or inappropriate risk-taking. Our Compensation Committee also considers the compensation policies and practices at our business units, including their risk profile, their compensation structures and levels, their compensation expense relative to revenues, and whether employees received compensation that varied significantly from our overall risk and reward structure for the services such employees provided. Our Compensation Committee also considers other factors, such as the fact that substantially of our employees are located in the PRC, where employee salaries tend to be lower compared to the U.S. companies, and that our equity awards are long-term with three-year performance targets and vest only after the fourth and fifth years. Following this risk evaluation for 2012, our Compensation Committee concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

Compensation Committee Report

We, the Compensation Committee of the board of directors of Feihe International, Inc., have reviewed and discussed the Compensation Discussion and Analysis contained herein with management. Based on such review and discussion, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.

Compensation Committee

Kirk G. Downing
David Dong
Xiaofei Ren
14

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of April 26, 2013, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding common stock.

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Shares Underlying Convertible Securities (1)	Total	Percent (2)
Directors and Executive Officers
You-Bin Leng (3)(4)	7,866,135	32,000	7,898,135	39.9%
Sheng-Hui Liu (3)(4)	261,207	27,000	288,207	1.5%
Hua Liu (3)(4)	51,783	27,000	78,783	*
Kirk Downing (3)	21,333	12,000	33,333	*
Jingjun Mu (3)	0	0	0	0%
Xiaofei Ren (3)	0	0	0	0%
David Dong (3)(5)	12,220	0	12,220	*
Directors and executive officers as a group (7 persons)	8,212,678	98,000	8,310,678	41.8%

* Less than 1%

(1)	Includes shares of our common stock issuable upon exercise of options or upon conversion of warrants or convertible notes, if the person has the right to acquire such shares within 60 days of April 26, 2013.

(2)	Based on 19,784,291 shares of our common stock outstanding as of April 26, 2013.

(3)	The address for this beneficial owner is c/o Feihe International, Star City International Building, 10 Jiuxianqiao Road, C-16th Floor, Chaoyang District, Beijing, China 100016.

(4)	You-Bin Leng, Hua Liu, Sheng-Hui Liu and may be deemed to be part of a “group” with Morgan Stanley, which, as of December 31, 2012, beneficially owned 81,565 shares of common stock of us. Amounts shown exclude shares beneficially owned by any other member of such group.

(5)	Includes 2,600 shares of our common stock held by Mr. Dong’s wife.

Arrangements that May Result in Change of Control

In March 2013, we entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which we would merge with and into a company beneficially owned by You-Bin Leng, the Company’s Chief Executive Officer and the Chairman of its Board of Directors, Sheng-Hui Liu, a director of the Company and vice president of Feihe Dairy, Mr. Hua Liu, our Vice Chairman and Chief Financial Officer, and an affiliate of Morgan Stanley Private Equity Asia. There can be no assurance that the proposed merger will be approved of or consummated. Except for the proposed merger, there are currently no other arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

In March 2013, we entered into the Merger Agreement, pursuant to which we would merge with and into a company beneficially owned by You-Bin Leng, the Company’s Chief Executive Officer and the Chairman of its Board of Directors, Sheng-Hui Liu, a director of the Company and vice president of Feihe Dairy, Mr. Hua Liu, our Vice Chairman and Chief Financial Officer, and an affiliate of Morgan Stanley Private Equity Asia. In connection with and at the effective time of the merger, each outstanding share of our common stock will be cancelled in consideration for the right to receive $7.40 in cash without interest, except for those shares beneficially owned by Messrs. Leng, Liu or Liu or by entities party to the Merger Agreement, which shares will be cancelled for no consideration at the effective time of the Merger subject to applicable dissenters rights. If the proposed merger closes pursuant to the Merger Agreement, we would cease to be listed on the NYSE or a public reporting company in the U.S. There can be no assurance that the merger will be approved of or consummated.

You-Bin Leng, our Chairman, Chief Executive Officer, President, and General Manager, is also the founder of Heilongjiang Feihe Dairy Educational Charitable Foundation, or HFDECF, charitable organization for under-privileged children in the Heilongjiang Province of the PRC. We have an outstanding loan payable to HFDECF, which is unsecured, accrues interest at an annual rate of 5.85%, and is payable on demand. In 2011, the largest amount of the indebtedness outstanding, including accrued interest, was approximately $52,000.

Sequoia Capital China Growth Fund I, L.P., and certain of its affiliates, or collectively Sequoia, beneficially owned in excess of 5% of our issued and outstanding common stock in 2011. Additionally, Neil N. Shen, who served as one of our directors during 2012, is the founding Managing Partner of one of the Sequoia entities. Sequoia is a party to a subscription agreement pursuant to which we issued 2,100,000 shares of our common stock for an aggregate purchase price of $63.0 million, including $47.0 million in cash and the conversion of a $16.0 million bridge loan we previously received from Sequoia in July 2009. Pursuant to a performance adjustment feature in the subscription agreement, we issued 525,000 shares of our common stock to Sequoia because we failed to meet certain earnings per share targets for 2009. In February 2011, we entered into a redemption agreement with Sequoia pursuant to which we agreed to redeem and purchase from Sequoia an aggregate of 2,625,000 shares of our common stock, or the Shares. The Shares were originally issued to Sequoia pursuant to the subscription agreement, which, among other things, granted Sequoia a right to have the Shares redeemed if the average of closing prices of our common stock for the fifteen trading days commencing on the third anniversary of the closing date is less than $39.00 per share. The redemption agreement required us to redeem the Shares in four equal installments on or within 30 days of March 31, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, for an aggregate payment on each such date of $15,750,000, together with interest accruing at the rate of 1.5% per annum, compounded annually from August 27, 2009 until such date.

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

Director Independence

For an identification of our independent directors, please see “ Director Independence ” under Item 10.

Item 14. Principal Accountant Fees and Services

The following table sets forth the professional service aggregate fees of our principal accountants for the services and periods indicated:

Name	Audit Fees (1)
Deloitte Touche Tohmatsu, for fiscal year ended:
December 31, 2011	$467,567
Crowe Horwath (HK) CPA Limited
December 31, 2011	$425,000
December 31, 2012	570,000

(1)	This category includes the audit of our annual financial statements, the audit of our internal control over financial reporting, review of unaudited quarterly financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with regulatory filings or engagements, for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements. These fees represent all fees paid to our principal accountants for the periods indicated.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The financial statements as set forth under Item 8 of the Original Filing are incorporated herein by reference.

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
18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2013	FEIHE INTERNATIONAL, INC.

	By:	/s/ You-Bin Leng
You-Bin Leng, Chief Executive Officer
and President (Principal Executive Officer)

	By:	/s/ Hua Liu
Hua Liu, Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ You-Bin Leng	April 30, 2013
You-Bin Leng, Director, Chief Executive Officer and President (Principal Executive Officer)

	/s/ Hua Liu	April 30, 2013
Hua Liu, Director, Vice Chairman, Chief Financial Officer (Principal Accounting and Financial Officer)

	*	April 30, 2013
Sheng-Hui Liu, Director

	*	April 30, 2013
Xiaofei Ren, Director

	*	April 30, 2013
Kirk Downing, Director

	*	April 30, 2013
Jingjun Mu, Director

	*	April 30, 2013
Dong David

* By:	/s/ You-Bin Leng	April 30, 2013
You-Bin Leng, Attorney-In-Fact
19

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
20