Form 10-Q
period 2013-03-31
Feihe International Inc
filed 2013-05-15
CIK 789868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2013 was 19,784,291.

FOR THE QUARTER ENDED MARCH 31, 2013

Unless the context otherwise requires, the terms “we,” “us,” “our,” “Feihe International,” and “the Company” refer to Feihe International, Inc., a Utah corporation, and its consolidated subsidiaries. References to “dollars” and “$” are to United States dollars.

 PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FEIHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2013	December 31, 2012
	US$	US$
Assets
Current assets:
Cash and cash equivalents	14,892,735	40,425,310
Restricted cash	1,465,359	8,081,061
Trade receivables, net of allowance for doubtful accounts of $1,459,309 and $1,454,741, as of March 31, 2013 and December 31, 2012, respectively	18,952,195	24,535,601
Notes and loans receivable, net of allowance for doubtful accounts of $3,350,056, as of March 31, 2013 and December 31, 2012, respectively	—	—
Due from related parties	24,075	20,191
Advances to suppliers	12,956,338	14,805,607
Inventories, net	29,137,477	30,838,292
Prepayments and other current assets	37,352	43,779
Recoverable value-added taxes	1,393,997	1,269,443
Loans and advances to third parties	60,879,155	30,473,435
Consideration receivable	75,907,867	78,274,528
Deferred tax assets	3,425,598	3,425,598
Investment in mutual funds – available-for-sale	119,483	117,210
Assets held for sale	2,416,333	2,408,770
Total current assets	221,607,964	234,718,825

Investments:
Investment at cost	289,821	288,914
	289,821	288,914
Property, plant and equipment:
Property, plant and equipment, net	113,265,430	114,990,808
Construction in progress	21,021,622	17,996,885
	134,287,052	132,987,693

Other assets:
Advance s to suppliers – non-current	11,989,369	10,149,090
Long term loan receivables	79,266,427	79,018,330
Deferred tax assets – non-current	730,163	2,568,642
Prepaid leases for land use rights	16,429,133	16,524,390
Total assets	464,599,929	476,255,884

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	—	7,996,5 3 3
Short term bank loans	61,828,779	63,240,345
Accounts payable	41,237,423	41,115,131
Accrued expenses	10,779,092	14,193,225
Income tax payable	2,393,860	2,128,545
Advances from customers	16,225,424	15,092,328
Due to related parties	138,524	55,276
Advances from employees	80,023	225,835
Employee benefits and salary payable	10,668,699	9,758,312
Other payable s	25,464,200	38,683,732
Current portion of long term bank loans	6,023,349	6,004,497
Current portion of capital lease obligation	139,973	137,722
Total current liabilities	174,979,346	198,631,481

Capital lease obligation, net of current portion	301,756	296,856
Other long term loans	59,222,577	59,222,577
Unrecognized tax benefits – non-current	12,193,729	12,026,563
Deferred income	4,254,460	4,320,779
Total liabilities	250,951,868	274,498,256

Commitments and contingencies (see Note 21 )

Equity
Common stock (US$0.001 par value, 50,000,000 shares authorized; 19,784,291 shares issued and outstanding as of March 31, 2013 and December 31, 2012)	19,784	19,784
Additional paid-in capital	61,762,731	61,284,217
Common stock warrants	1,774,151	1,774,151
Statutory reserves	13,450,739	13,450,739
Accumulated other comprehensive income	46,343,337	45,487,528
Retained earnings	90,297,319	79,741,209
Total shareholders’ equity	213,648,061	201,757,628
Total liabilities and equity	464,599,929	476,255,884

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
	2013	2012
	US$	US$
Sales	79,753,773	62,936,077

Cost of goods sold	(34,418,752)	(28,957,473)

Gross profit	45,335,021	33,978,604

Operating expenses:
Sales and marketing	(30,497,803)	(18,768,178)
General and administrative	(5,251,069)	(5,590,235)
Total operating expenses	(35,748,872)	(24,358,413)

Other operating income, net	158,262	90,454

Income from operations	9,744,411	9,710,645

Other income (expenses):
Interest income	44,365	23,473
Interest and finance costs	(828,942)	(1,145,953)
Government subsidy	5,146,154	1,561,348
Income before income tax expenses and noncontrolling interests	14,105,988	10,149,513

Income tax expenses	(3,549,878)	(1,882,901)
Net income	10,556,110	8,266,612
Net income attributable to noncontrolling interests	—	(24,209)
Net income attributable to common shareholders of Feihe International, Inc.	10,556,110	8,242,403

Net income	10,556,110	8,266,612
Other comprehensive income, net of tax
Foreign currency translation adjustments	853,90 9	(130,439)
Change in fair value of available for sale investments	1,900	2,661
Other comprehensive income	855,809	(127,778)

Less: comprehensive income attributable to the noncontrolling interest	—	(24,216)
Comprehensive income attributable to common shareholders of Feihe International, Inc.	11,411,919	8,114,618

Net income per share of common stock
Basic	0.53	0.40
Diluted	0.53	0.40

Net income per share of redeemable common stock
Basic	—	0.40
Diluted	—	0.40

Weighted average shares used in calculating net income per share of common stock
Basic	19,784,291	19,714,291
Diluted	19,784,291	19,714,291

Weighted average shares used in calculating net income per share of redeemable common stock
Basic	—	879,809
Diluted	—	879,809

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Feihe International, Inc. Shareholders
	Common Stock (US$0.001 par value)					Accumulated
	Number of Shares	Par Value	Additional Paid-in Capital	Common Stock Warrants	Statutory Reserves	Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
		US$	US$	US$	US$	US$	US$	US$	US$
Balance as of December 31, 2011	19,714,291	19,714	58,920,283	1,774,151	11,341,427	42,730,802	60,696,815	17,943	175,501,135
Stock compensation	—	—	1,099,319	—	—	—	—	—	1,099,319
Net income	—	—	—	—	—	—	8,242,403	24,209	8,266,612
Other comprehensive income (loss)	—	—	—	—	—	(127,785)	—	7	(127,778)
Balance as of March 31, 2012	19,714,291	19,714	60,019,602	1,774,151	11,341,427	42,603,017	68,939,218	42,159	184,739,288

	Feihe International, Inc. Shareholders
	Common Stock (US$0.001 par value)					Accumulated
	Number of Shares	Par Value	Additional Paid-in Capital	Common Stock Warrants	Statutory Reserves	Other Comprehensive Income	Retained Earnings	Total Equity
		US$	US$	US$	US$	US$	US$	US$
Balance as of December 31, 2012	19,784,291	19,784	61,284,217	1,774,151	13,450,739	45,487,528	79,741,209	201,757,628
Stock compensation	—	—	478,514	—	—	—	—	478,514
Net income	—	—	—	—	—	—	10,556,110	10,556,110
Other comprehensive income	—	—	—	—	—	855,809	—	855,809
Balance as of March 31, 2013	19,784,291	19,784	61,762,731	1,774,151	13,450,739	46,343,337	90,297,319	213,648,061

The accompanying notes are an integral part of these financial statements.

FEIHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited)

	For the three months ended March 31,
	2013	2012
	US$	US$
Cash flows from operating activities:
Net income	10,556,110	8,266,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,231,390	1,977,367
Amortization of prepaid leases	146,853	99,926
Amortization of capital lease	5,697	7,415
(Gain) l oss on disposal of property, plant and equipment	(14,843)	177,165
Share-based compensation	478,514	1,099,319
D eferred tax assets	1,838,4 79	—
U nrecognized tax benefits – non-current	167,166	(198,589)
Changes in assets and liabilities
Decrease in trade receivables	5,645,302	26,571,260
(Increase) decrease in due from related parties	(3,814)	167,479
Decrease (increase) in advances to suppliers	1,893,089	(7,428,124)
Decrease (increase) in inventories	1,794,926	(518,671)
Decrease in prepayments and other current assets	6,426	12,632
Increase in income taxes receivable	—	(613,905)
Increase in recoverable value-added taxes	(120,334)	(422,662)
(Increase) d ecrease in loans and advances to third parties	(1,396,207)	205,438
Decrease in notes payable	(8,006,042)	—
Increase in accounts payable	2,691,005	5,612,458
Decrease in accrued expenses	(3,456,202)	(2,799,101)
Increase in income tax payable	243,714	1,781,019
Increase (decrease) in advances from customers	1,083,599	(6,273,197)
Increase in due to related parties	83,082	17,898
Increase (decrease) in advances from employees and employee benefits and salary payable	752,621	(2,618,590)
Decrease in other payables	(10,482,033)	(6,397,474)
Increase (decrease) in deferred income	(79,465)	1,193,475
Net cash provided by operating activities	6,059,033	19,919,150

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,873,113)	(819,595)
Purchase of construction in progress	(2,964,575)	(309,789)
Loans and advances to third parties	(28,851,692)	—
Proceeds from sale of property, plant and equipment	—	2,793
Change in restricted cash	6,626,672	(1,721,926)
Net cash used in investing activities	(30,062,708)	(2,848,517)

Cash flows from financing activities:
Proceeds from short term bank loans	6,427,975	—
Repayment of short term bank loans	(8,034,968)	(1,429,002)
Redemption of redeemable common stocks	—	(16,317,566)
Proceeds from other long term loans	—	16,459,869
Payment for long term loan receivables	—	(21,101,602)
Payment on capital lease obligations	—	(265,379)
Net cash used in financing activities	(1,606,993)	(22,653,680)

Effect of exchange rate changes on cash	78,093	78,449
Net decrease in cash and cash equivalents	(25,532,575)	(5,504,598)

Cash and cash equivalents, beginning of period	40,425,310	15,353,882
Cash and cash equivalents, end of period	14,892,735	9,849,284

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	(2,067,535)	(931,150)
Interest paid during the period	(1,069,175)	(1,105,586)

Supplemental disclosure of non-cash investing and financing activities:
Settlement of consideration receivable by raw milk supply	2,686,272	3,332,369

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

The core activities of subsidiaries included in the condensed consolidated financial statements are as follows:

•	Feihe China Nutrition Company, formerly known as American Flying Crane Corporation (“AFC”) – Investment holding
•	Gannan Flying Crane Dairy Products Co., Limited (“Gannan Feihe”) – Manufacturing dairy products
•	Heilongjiang Feihe Dairy Co., Limited (“Feihe Dairy”) – Manufacturing and distributing dairy products
•	Beijing Feihe Biotechnology Scientific and Commercial Co., Limited – Marketing and distributing dairy products
•	Shanxi Feihesantai Biotechnology Scientific and Commercial Co., Limited (“Shanxi Feihe”) – Manufacturing and distributing walnut and soybean products
•	Qiqihaer Feihe Soybean Co., Limited (“Feihe Soybean”) – Manufacturing and distributing soybean products
•	Heilongjiang Aiyingquan International Trading Co., Limited – Marketing and distributing water and cheese, specifically marketed for consumption by children
•	Langfang Flying Crane Dairy Products Co., Limited – Packaging and distributing dairy product s , ceased operations following the sale of the land use right and substantial fixed assets in November 2012.
•	Baiquan Feihe Dairy Co., Limited – Produced dairy products until 2011, de-registered on May 23, 2012.
•	Heilongjiang Flying Crane Trading Co., Limited (“Feihe Trading”) – Distributing milk and soybean related products until business de-registered on May 23, 2012.

Apart from AFC, the subsidiaries’ principal country of operations is in the People’s Republic of China (the “PRC”).

2.	BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements of the Group have been prepared by the Group in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the accounting principles generally accepted in the United States of America (“US GAAP”) for interim reporting. In the opinion of the Group’s management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring adjustments) necessary to present fairly its financial position and the results of its operations and cash flows. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto filed with the SEC on Form 10-K for the year ended December 31, 2012. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

For the period ended March 31, 2013, the Group has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K for the year ended December 31, 2012 and mentioned in the “Critical Accounting Policies” section of Part I, Item II of this Form 10-Q.

Recent accounting pronouncements

In February 2013, the FASB issued an update regarding comprehensive income (Topic 220). The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this update did not have a significant effect on our condensed consolidated financial statements.

3.	TAXATION

The Company and Feihe China Nutrition Company are subject to U.S. federal and state income taxes, and the Company’s subsidiaries incorporated in the People’s Republic of China (the “PRC”) are subject to enterprise income taxes in the PRC.

The Company recorded an income tax expense of approximately $3.5 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively. The increase in income tax expense for the three months ended March 31, 2013 was primarily due to the increase in profits of Feihe Dairy , which is one of our major operating entities.

The Company had cumulatively accrued approximately $ 1.4 million and $1.4 million for estimated interest and penalties related to uncertain tax positions as of March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, the Company recorded a benefit of $ 0.5 million and $0.5 million for estimated interest and penalties, respectively.

Aggregate undistributed earnings of approximately $166 million as of March 31, 2013 of the Group’s PRC subsidiaries that are available for distribution to the Company are considered to be indefinitely reinvested, and, accordingly, no provision has been made for the Chinese dividends withholding taxes that would be payable upon distribution to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax.

Years from 2008 to 2012 of the Company remain open for US federal and state income tax purposes, and tax years from 2008 to 2012 of the PRC subsidiaries remain open to examination by tax authorities in the PRC.

4.	EARNINGS PER SHARE OF COMMON STOCK

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	For the three months ended
	March 31,
	2013	2012
	US$	US$
Net income attributable to Feihe International, Inc. shareholders	10,556,110	8,242,403

Net income attributable to Feihe International, Inc. allocated for computing net income per share of common stock – Basic	10,556,110	7,890,276

Net income attributable to Feihe International, Inc. allocated for computing net income per share of redeemable common stock – Basic	—	352,127

Net income attributable to Feihe International, Inc. for computing net income per common stock – Diluted	10,556,110	7,890,276

Net income attributable to Feihe International, Inc. allocated for computing net income per share of common stock – Diluted	—	352,127

Weighted-average common stock outstanding used in computing net income per share of common stock – Basic	19,784,291	19,714,291
Weighted-average common stock outstanding used in computing net income per share of common stock – Diluted (i)	19,784,291	19,714,291
Weighted-average shares of redeemable common stock outstanding used in computing net income per share of redeemable common stock – Basic	—	879,809
Weighted-average shares of redeemable common stock outstanding used in computing net income per share of redeemable common stock – Diluted	—	879,809

Net income per share of common stock – Basic
Net income attributable to Feihe International, Inc.	0.53	0.40

Net income per share of common stock – Diluted
Net income attributable to Feihe International, Inc.	0.53	0.40

Net income per share of redeemable common stock – Basic
Net income attributable to Feihe International, Inc.	—	0.40

Net income per share of redeemable common stock – Diluted
Net income attributable to Feihe International, Inc.	—	0.40

(i)	The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:
8

	Three months ended
	March 31,
	2013	2012
Weighted-average shares – Basic	19,784,291	19,714,291
Effect of dilutive securities
Stock option	—	—
Weighted-average shares – Diluted	19,784,291	19,714,291

For the three months ended March 31, 2013, 1,039,000 shares of the Company’s common stock issuable upon exercise of options were excluded from the calculation of diluted income per share because they were anti-dilutive.

For the three months ended March 31,  2012, 1,446,000 shares of the Company’s common stock issuable upon exercise of options and 237, 937 shares of the Company’s common stock issuable upon exercise of warrants were excluded from the calculation of diluted income per share because they were anti-dilutive.

5.	RESTRICTED CASH

Restricted cash consists of bank demand deposits for letters of credit. These instruments are mainly used by the Group for the purchase of whey powder.

6.	ADVANCES TO SUPPLIERS

Advances to suppliers consist primarily of advances for inventories, equipment and properties, not delivered at the balance sheets date. The Group utilizes advances to suppliers in an effort to keep future purchasing prices stable and consistent.

Advanced amounts are refundable if the transaction is not completed by the other party in accordance with the terms of the contract or agreement. During the three month periods ended March 31, 2013 and 2012, no advances to suppliers were refunded in cash.

7.	INVENTORIES, NET

The inventory amounts included in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
	US$	US$
Raw materials	13,540,403	13,668,736
Work-in-progress	5,438,874	8,745,336
Finished goods	10,158,200	8,424,220
Total inventories, net	29,137,477	30,838,292
9

8.	LOANS AND ADVANCES TO THIRD PARTIES AND CONSIDERATION RECEIVABLE

Loans and advances to third parties as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
	US$	US$
Advances to Sanhe Construction Co., Ltd. Zhaoguang Branch (i)	14,652,133	1,765,593
Advances to Gannan Feihe Youpeng Food Co., Ltd (ii)	12,505,685	—
Due from Heilongjiang Feihe Yuanshengtai Co., Ltd. (iii)	8,060,375	8,256,920
Advances to Kedong Hexiang Agricultural Co., Ltd (iv)	5,635,436	—
Advances to Jilin Alfbeta Dairy Co.Ltd (v)	4,508,348	12,519,662
Advances to Shanghai Zhuen Properties Development Co., Ltd. (vi)	4,347,336	—
Advances to Haerbin City Ruixinda Investment Company Ltd (“the Purchaser”) (vii)	3,191,267	3,181,279
Advances to Weishidei Group Co., Ltd (viii)	2,898,224	—
Advances to third parties (ix)	2,917,329	4,140,987
Advances to employees	2,047,503	230,107
Others	115,519	378,887
	60,879,155	30,473,435

(i)	The advance is unsecured and non-interest bearing. The debtor repaid $14.0 million to the Company in April 2013 and the remaining amount is repayable by September 30, 2013.

(ii)	Gannan Feihe Youpeng Food Co, Ltd (“Youpeng’) is engaged in manufacturing and trading of whey powder. In order to secure a reliable source of whey powder for the Company, the Company advanced $12.5 million for the period from January to March 2013 to Youpeng to meet its short-term financial obligation. The advance is unsecured and non interest bearing. The balance of $3.2 million, $4.8 million and $4.5 million is repayable by June 30, 2013, July 31, 2013 and September 30, 2013, respectively.

(iii)	Heilongjiang Feihe Yuanshengtai Co., Ltd. (“Yuanshengtai”) was partially owned by two officers and directors of the Company, Mr. Leng You-Bin and Mr. Liu Sheng-Hui, before January 2010. Those shares held by Mr. Leng You-Bin and Mr. Liu Sheng-Hui have been transferred to unrelated third parties who held no ownership interests in Yuanshengtai in January 2010. As of December 31, 2012, Ruixinda held a 99% equity interest in Yuanshengtai. The balances are payments made by the Group on behalf of Yuanshengtai to purchase biological assets and property, plant and equipment. The balances are unsecured and non-interest bearing. Pursuant to an agreement signed on 31 December 2012, Yuanshengtai agreed to repay the amount in full by December 31, 2013.

(iv)	In order to support the agriculture economic development in Kedong district, in which the Company’s main factories are located, in January 2013, the Company advanced $5.6 million to Kedong Hexiang Agribusiness Co., Ltd (“Hexiang”), which is nominated by the local government, for its agricultural activities. The advance is unsecured and non-interest bearing. The balance is repayable by September 30, 2013.

(v)	The advance to this supplier is unsecured and non-interest bearing. The balance is repayable in July 2013.

(vi)	Shanghai Zhuen Properties Development Co., Ltd. (“Shanghai Zhuen”) is engaged in property development, in which the Company was interested in investing. In February 2013, the Company advanced $4.3 million to Shanghai Zhuen as a deposit for property development. In May 2013, the Company retrieved the whole deposit from Shanghai Zhuen due to its intention to withdraw investment.

(vii)	The advance is unsecured and non-interest bearing. Pursuant to an agreement signed on December 31, 2012, the Purchaser agreed to repay the amount in full by July 31, 2013.

(viii)	In March 2013, the Company advanced $2.9 million to Weishidei Group Co., Ltd (“Weishidei”), which refers business opportunities to the Company. The advance is unsecured and non-interest bearing. The balance is repayable in July 31, 2013.

(ix)	These are funds lent to third parties, which are unsecured, non-interest bearing, and repayable within one year.

Consideration receivable from disposal of Heilongjiang Feihe Kedong Feedlots Co., Limited and Heilongjiang Feihe Gannan Feedlots Co., Limited (“Dairy Farms”) as of March 31, 2013 and December 31, 2012 was $75,907,867 and $78,274,528 respectively. On December 31, 2012, the Company entered into a supplemental agreement to rearrange the repayment schedule, pursuant to which the Purchaser has agreed to repay RMB 200 million (approximately $32.1 million) in April 2013 and that the residual amount of the purchase price would be paid by raw milk in the following three quarters from March 2013 to December 2013. If the total value of raw milk supplied is less than the residual purchase price, the Purchaser has agreed to pay the shortfall to the Company in cash. On April 25, 2013, a further supplemental agreement was entered into with the Purchaser whereby the Purchaser agreed to repay a total of $16.1 million (RMB100 million) in each of the three quarters following March 31, 2013 in raw milk supply. If the total value of raw milk supplied is less than the residual purchase price, the Purchaser has agreed to pay the shortfall to the Company in cash. The remaining balance of $27.6 million must be repaid by the first quarter of 2014.

9.	ASSETS HELD FOR SALE

On October 28, 2011, the Company entered into an asset purchase agreement with a PRC individual, Mao Haifeng, to sell all of the property, plant and equipment and the prepaid leases at Baiquan district with carrying values of $2.1 million and $154,000, respectively. The asset sale was not yet completed as of December 31, 2012 as certain conditions precedent to the sale were not met. The buyer has extended the right to terminate the asset purchase agreement with the Company if the precedent conditions are not met from May 31, 2012 to July 31, 2013. Management of the Company expects that the asset sale will be completed in July 2013. As a result, t he assets underlying this agreement were still recognized as assets held for sale as of March 31, 2013.

10.	INVESTMENT IN MUTUAL FUNDS – AVAILABLE-FOR-SALE

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

Investment in mutual funds is carried at fair value based on the quoted market prices of the underlying fund as of March 31, 2013 and December 31, 2012. Unrealized gain recorded for the three month s ended March 31, 2013 and 2012 was $ 1,900 , and $2,661, respectively.

		Fair value measurement
Description		Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	US$	US$	US$	US$
Investment in mutual funds – March 31, 2013	119,483	119,483	—	—
Investment in mutual funds – December 31, 2012	117,210	117,210	—	—

b) Investment at cost

The balance represents an investment in a private entity established in the PRC and is classified under non-current assets. It is measured at cost less any impairment at the end of each reporting period because it does not have a readily determinable fair value and does not qualify for consolidation or the equity method of accounting.

11.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment and related accumulated depreciation as of March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
	US$	US$
Buildings and plant	62,981,432	62,825,600
Machinery and equipment	80,391,535	79,997,837
Office equipment	4,035,410	3,933,542
Motor vehicles	2,921,989	2,980,011
	150,330,366	149,736,990
Less: Accumulated depreciation	(37,064,936)	(34,746,182)
Property, plant and equipment, net	113,265,430	114,990,808
11

(1) Depreciation expenses

Depreciation expense for the continuing operations for the three months ended March 31, 2013, and 2012 was $2,231,390 and $1,977,367, respectively, of which $1,266,044, and $1,499,429 were included as a component of cost of goods sold in the respective periods.

(2) Pledged property, plant and equipment

The net book value of buildings and plant, machinery and equipment and land use rights pledged for bank loans was $15,795,317, $25,631,927 and $3,277,668, respectively, as of March 31, 2013.

The net book value of buildings and plant, machinery and equipment and land use rights pledged for bank loans was $13,021,820, $26,052,365 and $4,322,344, respectively, as of December 31, 2012.

(3) Capitalized interest

No interest expenses were capitalized in property, plant and equipment for the three months ended March 31, 2013 and 2012, respectively.

12.	CONSTRUCTION IN PROGRESS

Construction in progress included in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 was comprised of the following:

	March 31,	December 31,
	2013	2012
	US$	US$
Gannan Feihe production factory facilities	20,560,924	17,537,629
Feihe soybean processing facilities	460,698	459,256
Total	21,021,622	17,996,885

$240,233 and nil interest expenses were capitalized in construction in progress for the three months ended March 31, 2013 and 2012, respectively.

13 .	SHORT TERM BANK LOANS

Short term bank loans included in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
	US$	US$
Loan payable, bearing interest at 5.6% per annum, secured by Feihe Dairy’s restricted cash of $6.5 million as of December 31, 2012, due and repaid on January 30, 2013	—	6,099,322

Loan payable, bearing interest at 6.94% per annum, secured by Feihe Soybean’s land use rights and buildings with a total carrying amount of $1,440,665 as of December 31, 2012, and an undertaking from Feihe Dairy to maintain debt-asset ratio of not more than 70%, current ratio of at least 100% and quick ratio of at least 50%, repaid on March 31, 2013	—	1,926,102

Loan payable, bearing interest at 6.94% per annum, and an undertaking to maintain debt-asset ratio of not more than 70%, current ratio of at least 100% and quick ratio of at least 50%, payable on July 1, 2013	1,932,149	1,926,102

Loan payable, bearing interest at 6.00% per annum, secured by Gannan Feihe’s machinery with a carrying amount of $ 19,971,107 as of March 31, 2013, payable on July 9, 2013 (ii)	8,050,622	8,025,425

Loan payable, bearing interest at 6.30% per annum, guaranteed by Feihe Dairy, payable on August 29, 2013	3,220,249	3,210,170

Loan payable, bearing interest at 6.30% per annum, guaranteed by Feihe Dairy, payable on September 19, 2013	1,610,124	1,605,084

Loan payable, bearing interest at 6% per annum, secured by Feihe Dairy’s plant and land use rights with a total carrying amount of $ 15,740,600 as of March 31, 2013, payable on November 18, 2013 (i)	8,050,622	8,025,425

Loan payable, bearing interest at 6% per annum, payable on November 18, 2013 (i)	24,151,867	24,076,273

Loan payable, bearing interest at 6.30% per annum, guaranteed by Feihe Dairy, payable on December 5, 2013	3,220,249	3,210,170

Loan payable, bearing interest at 6.12% per annum, guaranteed by Feihe Dairy and an undertaking from Feihe Dairy to maintain debt-asset ratio of not more than 70%, current ratio of at least 100% and long term investment of not more than 40% of net assets, due on December 3, 2013	2,576,199	2,568,136

Loan payable, bearing interest at 6.12% per annum, guaranteed by Feihe Dairy and an undertaking from Feihe Dairy to maintain debt-asset ratio of not more than 70%, current ratio of at least 100% and long term investment of not more than 40% of net assets and due on December 3, 2013	2,576,199	2,568,136

Loan payable, bearing interest at 6% per annum, secured by Feihe Dairy’s buildings with a total carrying amount of $3,332,385 as of March 31, 2013, payable on January 25, 2014 (iii)	6,440,499	—

Total	61,828,779	63,240,345

(i)	These loans were granted pursuant to a loan facility letter and have been made available to the Company up to RMB500 million (approximately $80.3 million) until July 24, 2013. These loans were also secured by a personal guarantee of Mr. Leng You-bin, Chairman, Chief Executive Officer, President, and General Manager of the Group, for a period of one year from November 19, 2012 to November 18, 2013.

(ii)	The loan was also secured by a personal guarantee of Mr. Leng for a period of one year from July 10, 2012 to July 9, 2013.

(iii)	This loan was granted pursuant to a loan facility letter and has been made available to the Company up to RMB40 million (approximately $6.4 million) until December 18, 2013.

All of the short term bank loans are repayable to banks in the PRC and denominated in RMB and therefore subject to exchange rate fluctuations. As of March 31, 2013, the Company was able to meet all the financial covenants of the above loans.

14 .	ACCRUED EXPENSES

Accrued expenses as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
	US$	US$
Accrued promotion and marketing expenses	8,254,396	12,153,755
Accrued shipping cost	804,098	645,512
Accrued advertising expenses	852,158	535,697
Other accrued expenses	868,440	858,261
	10,779,092	14,193,225

15 .	NOTES PAYABLE AND OTHER PAYABLES

Notes payable as of December 31, 2012 were 180-day bank acceptance notes which are used for the settlement of purchase of packaging materials. All notes have been settled as of March 31, 2013.

Other payables as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
	US$	US$
Payable for property, plant and equipment	9,952,217	12,784,034
Payable for land use rights	263,389	260,978
Other tax payable	5,988,590	12,025,311
Deposits from distributors	3,186,867	2,973,046
Payable to an unrelated party, due on demand	842,579	2,470,064
Deposit received from milk collection stations	540,570	538,042
Advances from employees	424,211	532,795
Others (i)	4,265,777	7,099,462
	25,464,200	38,683,732

(i)	Other s mainly include payables to employees, deposits received from logistics companies, advertising cost and other miscellaneous payables.
14

16 .	LONG TERM BANK LOANS

Long term bank loans consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	US$	US$
Loan payable to a bank in the PRC, bearing interest at 5.76% per annum, guaranteed by Langfang Feihe and payable on maturity. The loan commenced on December 24, 2009 and was originally due on December 24, 2014. The maturity date was changed to December 23, 2013 pursuant to a supplemental agreement	2,440,822	2,433,183

Loan payable to a bank in the PRC, bearing interest at 5.96% per annum, secured by machinery of Gannan Feihe with a carrying amount of $5,660,820 . The loan commenced on December 24, 2010 and was originally due on December 24, 2015. The maturity date was changed to December 23, 2013 pursuant to a supplemental agreement	3,582,527	3,571,314

	6,023,349	6,004,497
Less: current portion of long term bank loans	(6,023,349)	(6,004,497)
	—	—

17 .	CAPITAL LEASE OBLIGATION

In November 2009, the Group entered a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of RMB5 million (or approximately $ 805,062 ) and require an RMB1 million (or approximately $ 161,012 ) payment on January 30th of each year after successful completion of production quality tests. The installment and trial run of the equipment had been completed by December 31, 2010, and the equipment under the capital lease is depreciated over an estimated productive life of 14 years when placed into service after passing production quality tests. As of March 31, 2013 and December 31, 2012, the Group had $1,011,529 and $1,100,366, respectively, of equipment subject to the capital lease obligation.

Minimum future lease payments under capital leases as of March 31, 2013 were as follows:

Future payments
US$
2013	161,012
2014	161,012
2015	161,012
Total minimum lease payments at March 31, 2013	483,036
Less amount representing interest	(41,307)
Net present value of minimum lease payments	441,729
Current portion of capital lease obligation	(139,973)
Non-current portion of capital lease obligation	301,756

The interest rate on the capital lease is 5.31%. There was $5,697 and $7,415 in amortization of interest recorded for the three months ended March 31, 2013 and 2012, respectively. Accumulated amortization was $109,962 and $104,265 as of March 31, 2013 and December 31, 2012, respectively.

18 .	OTHER LONG TERM LOAN S AND RECEIVABLES

Other long term loans reflect loans the Company obtained to make the redemption payment for its redeemable common stock to Sequoia Capital China Growth Fund I, LP and certain of its affiliates and designees (collectively, “Sequoia”) during 2011 and the first and second quarters of 2012. The Company entered into an agreement with a group of overseas third party companies and one third party individual to borrow a total amount of $59.2 million. The loans are interest free with an initial period of two years starting from the day when the Company received the loans. In April 2013, the lenders agreed to extend the loans for a period of another two years.

The Company deposited a total amount of RMB492 million (approximately $79.3 million) pursuant to various seperate agreements with six domestic companies and one third party individual designated by the lenders. In April 2013, the Company extended all long term loan receivable contracts for a period of another two years.

19 .	RELATED PARTY TRANSACTIONS

Due from/to related parties included in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 comprised the following:

	March 31,	December 31,
	2013	2012
	US$	US$
Due from related parties
Due from Directors of the Group	20,254	20,191
Due from related companies	3,821	—
Total	24,075	20,191

	March 31,	December 31,
	2013	2012
	US$	US$
Due to related parties
Due to Directors of the Group	87,000	109
Due to related companies	—	3,804
Loan payable to a related party	51,524	51,363
Total	138,524	55,276

Due from/to Director of the Group

As part of normal business operations, directors of the Group will from time to time incur routine expenses on behalf of the Group, or receive general advances from the Group for settlement of Group expenses, such as travel, meals and other business expenses. The amounts advanced are settled periodically throughout the period and amounts outstanding at period end are short term in nature and due on demand. During the three month period ended March 31, 2013, advances to directors aggregated to $78,151 and repayments from directors aggregated to $165,042. During the three month period ended March 31, 2012, advances to directors aggregated to $523,560 and repayments from directors aggregated to $698,080.

As of March 31, 2013 and December 31, 2012, the Group had the following balances due from its director:

	March 31,	December 31,
	2013	2012
	US$	US$
Liu Hua	20,254	20,191

As of March 31, 2013 and December 31, 2012, the Group had the following balances due to its director:

	March 31,	December 31,
	2013	2012
	US$	US$
Liu Sheng-Hui	87,000	109
16

Due from/to related companies

Mr. Leng You-Bin is the Chairman, Chief Executive Officer, President, and General Manager of the Group. During the three months ended March 31, 2013, and 2012, the Group had certain transactions on an arm’s length basis with companies owned by close family members of Mr. Leng.

Tangshan Feihe Trading Company and Qinhuangdao Feihe Trading Company are owned by relatives of Mr. Leng, and are therefore regarded as related parties.

As of March 31, 2013 and December 31, 2012, the Group had the following balances due from its related companies:

	March 31,	December 31,
	2013	2012
	US$	US$
Tangshan Feihe Trading Company	1,839,299	1,833,542
Qinhuangdao Feihe Trading Company	28,141	28,054
Dalian Hewang Trading Company	3,821	—
Total	1,871,261	1,861,596
Less: Allowance for doubtful debts	(1,867,440)	(1,861,596)
	3,821	—

As of March 31, 2013 and December 31, 2012, the Group had the following balances due to its related company :

	March 31,	December 31,
	2013	2012
	US$	US$
Dalian Hewang Trading Company (i)	—	3,804

(i)	A company managed by the management of the Company’s subsidiary .

For the three months ended March 31, 2013 and 2012, the Group made sales of goods to the following related company:

	For the three months ended March 31,
	2013	2012
	US$	US$
Dalian Hewang Trading Company	121,862	—

Loan payable to related parties

The Group has an outstanding loan payable to a charitable organization established by Leng You-Bin for under privileged children in the Heilongjiang province of the PRC of $51,524 and $51,363 as of March 31, 2013 and December 31, 2012, respectively. The loan is unsecured and bears interest at 5.85% per annum and is payable on demand.

20 .	SHARE-BASED COMPENSATION

Stock Options

The Company has two stock option plans: the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2003 Stock Incentive Plan (the “2003 Plan”). The Company applies authoritative guidance issued by the Financial Accounting Standards Board regarding share-based payments in accounting for the 2009 Plan and the 2003 Plan, which requires that compensation for services that a corporation receives through share-based compensation plans to be based on the fair value of options on the date of grant.

(1) 2009 Stock Incentive Plan

On August 27, 2010, options to purchase 84,000 shares were granted to directors of the Company for their services provided for the period from August 1, 2010 through July 31, 2012, that vest in four equal amounts on each three-month anniversary of the grant date until all such shares are fully vested. The options have an exercise price of $7.25 and a contract life of 3 years. The fair value of the option award was estimated on the date of grant using the Black-Scholes option valuation model to be $164,516. The valuation was based on the assumptions noted in the following table.

Expected volatility	54%
Expected dividends	0%
Expected term (in years)	0.81
Risk-free rate	0.22%

On July 29, 2011, the Compensation Committee granted performance options to acquire up to an aggregate of 1,332,000 shares of the Company’s common stock to certain officers and employees of the Company pursuant to the 2009 Plan. The performance stock options each have an exercise price of $8.32 per share, a contractual life of 6 years, and vested or will vest in three tranches of 25%, 35% and 40% in each of the three years ended December 31, 2012 , 2013 and 2014, provided that the recipient has met the certain performance criteria, and the recipient continues to be an employee of, or service provider to, the Company or its subsidiaries at the time of the relevant vesting dates.

The fair value of the option award was estimated on the date of grant using the Black-Scholes option valuation model to be $6,643,504. The valuation was based on the assumptions noted in the following table.

Expected volatility	77%
Expected dividends	0%
Expected term (in years)	5.15
Risk-free rate	2.60%

During the three months ended March 31, 2013 and 2012, there was $478,514 and $1,099,319 compensation cost related to 2009 Plan recognized in general and administrative expenses.

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

No stock appreciation rights have been issued , and therefore none have been recognized, under the 2003 Plan.

A summary of option activity under the 2009 and 2003 Plans as of March 31, 2013 and movement during the three month s ended March 31, 2013 was as follows:

	Options	Weighted average grant date fair value	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term
		US$	US$	US$
Outstanding as of January 1, 2013	1,054,000	4.85	8.27	—	4.40
Granted	—
Exercised	—
Forfeited or expired	(15,000)	4.99	8.32		—
Outstanding as of March 31, 2013	1,039,000	4.85	8.27	—	4.15
Exercisable as of March 31, 2013	295,750	4.60	8.15	—	3.69

The intrinsic values of options as of March 31, 2013 and January 1, 2013 were zero since the per share market values of the Company’s common stock of $7.25 and $6.78, respectively, were lower than the exercise price per share of the options.

A summary of the status of the Company’s non-vested options as of March 31, 2013 and movements during the three month s ended March 31, 2013 was as follows:

	Options	Weighted average grant date fair value
		US$
Non-vested as of January 1, 2013	754,500	4.99
Granted	—
Vested	—
Forfeited or expired	(11,250)	4.99
Non-vested as of March 31, 2013	743,250	4.99

As of March 31, 2013, there was a total of $1,507,807 of unrecognized compensation cost related to non-vested share-based compensation granted under the 2003 Plan and 2009 Plan. The cost is expected to be recognized over 21 months . To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation cost related to these awards may be different from the expectation.

21 .	COMMITMENTS AND CONTINGENCIES

(1) Operating lease arrangements

The Group has entered into leasing arrangements relating to office premises and computer equipment that are classified as operating leases. There were no minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year.

Rent expenses incurred and expensed in the consolidated statements of operations during the three months ended March 31, 2013 and 2012 amounted to $97,959 and $126,242 respectively.

(2) Capital commitments

Capital commitments for the purchase of property, plant and equipment were $5,056,965 as of March 31, 2013.

(3) Purchase commitments

The Group has certain purchase commitments of $4,057,604 over three years relating to packaging materials in connection with the capital lease obligations disclosed in Note 17 .

(4) Land use rights

All lands in the PRC are state-owned and no individual land ownership rights exist. The Group has obtained land use right certificates for the land on which its facilities are located.

(5) Other assets

Substantially all of the Group’s assets and operations are located in the PRC. The Company is self-insured for all risks.

(6) “Going private” proposal and related litigations

In October 2012, the Company’s Board of Directors received a preliminary, non-binding proposal from Mr. Leng You-Bin, its Chairman and Chief Executive Officer, and an affiliate of Morgan Stanley Private Equity Asia, Inc. (“MSPEA”), the private equity arm of Morgan Stanley, to acquire all of the outstanding shares of common stock of the Company not currently owned by Mr. LengYou-Bin, MSPEA and their respective affiliates in a going private transaction for $7.40 per share in cash, subject to certain conditions (the “Going Private Proposal”). The Company’s Board of Directors formed a Special Committee of independent directors (the “Special Committee”) to consider the Going Private Proposal , which retained a financial advisor and legal counsel to assist it in this process.

In October 2012, certain alleged shareholders of the Company filed putative class and derivative actions on behalf of the Company against the members of its Board of Directors and certain entities associated with MSPEA. Three cases were brought in the Third Judicial District Court for Salt Lake County, Utah, which have been consolidated under the caption In re Feihe International Shareholder Litigation . Three cases were brought in the Superior Court of the State of California for Los Angeles County, which have been deemed related and are pending consolidation under the caption In re Feihe International, Inc. Shareholder Litigation . The plaintiffs in both the Utah and California cases have alleged breach of fiduciary duties and aiding and abetting in connection with the Going Private Proposal. The plaintiffs in both the Utah and California cases have requested rescission of the Going Private Proposal, to the extent implemented, an award of unspecified damages to the Company, certain other equitable and injunctive relief, and an award of plaintiffs’ costs and disbursements, including legal fees. Although the Company is unable to predict the final outcome of these proceedings, the Company does not believe that the final results will have a material effect on its consolidated financial condition, results or operations, or cash flows.

In March 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Diamond Infant Formula Holding Limited (“Holdco”), Platinum Infant Formula Holding Limited, and a wholly owned subsidiary of Holdco (“Parent”), and Infant Formula Merger Sub Holding Inc., a wholly owned subsidiary of Parent (“Merger Sub”), which would effectuate the Going Private Proposal. Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub would merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Parent and a wholly-owned indirect subsidiary of Holdco (the “Merger”). In connection with and at the effective time of the Merger, each share of the Company’s common stock that is outstanding immediately prior to the effective time of the Merger will be cancelled in consideration for the right to receive $7.40 in cash without interest, except for those shares beneficially owned by Mr. Leng You-Bin, Mr. Liu Sheng-Hui, Mr. Liu Hua, Holdco, Parent, Merger Sub, the Company or any subsidiary immediately prior to the effective time of the Merger, which shares will be cancelled for no consideration at the effective time of the Merger, subject to applicable dissenters rights. If the Merger closes pursuant to the Merger Agreement, the Company would cease to be listed on the NYSE or a public reporting company in the U.S. The Merger Agreement is subject to closing conditions, including certain shareholder approvals, and there can be no assurance that this or any other transaction will be approved or consummated.

FORWARD-LOOKING STATEMENTS

The statements included in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended. These statements include, but are not limited to, statements about our plans, objectives, expectations, strategies, intentions or other characterizations of future events or circumstances and are generally identified by the words “may,” “expects,” “anticipates,” “intends,” “plans,” “targets,” “believes,” “seeks,” “estimates,” “could,” “would,” and similar expressions. Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2012, as amended , and in other documents we file from time to time with the U.S. Securities and Exchange Commission, or the SEC. All forward-looking statements included in this report are based on information available to us on the date hereof. Our business and the associated risks may have changed since the date this report was originally filed with the SEC. We assume no obligation to update any such forward-looking statements.

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

Overview

We are a leading producer and distributor of milk powder, soybean milk powder, and related dairy products in the People’s Republic of China, or the PRC. Using proprietary processing techniques, we make products that are specially formulated for particular ages, dietary needs and health concerns. We have over 200 company-owned milk collection stations, five production and distribution facilities with an aggregate milk powder processing capacity of approximately 2,020 tons per day, and an extensive distribution network that reaches over 105,000 retail outlets throughout China.

“Going Private” Transaction

In October 2012, we received a preliminary, non-binding proposal from Mr. Leng You-Bin, our Chairman and Chief Executive Officer, and an affiliate of Morgan Stanley Private Equity Asia, or MSPEA, the private equity arm of Morgan Stanley, to acquire all of the outstanding shares of our common stock not currently owned by Mr. Leng You-Bin (and possibly other rollover shareholders) in a going private transaction for $7.40 per share of common stock in cash, subject to certain conditions. Our Board of Directors formed a special committee of independent directors to consider the proposal, which retained a financial advisor and legal counsel to assist it in this process. Upon the unanimous recommendation of the special committee and unanimous approval of our Board of Directors, in March 2013 we entered into an Agreement and Plan of Merger, or the Merger Agreement, which would effectuate the going private proposal, with Diamond Infant Formula Holding Limited, or Holdco, Platinum Infant Formula Holding Limited, and a wholly owned subsidiary of Holdco, or Parent, and Infant Formula Merger Sub Holding Inc., a wholly owned subsidiary of Parent, or the Merger Sub. Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub would merge with and into us, and we would survive as a wholly-owned subsidiary of Parent and a wholly-owned indirect subsidiary of Holdco. In connection with and at the effective time of the merger, each share of our common stock that is outstanding immediately prior to the effective time of the merger would be cancelled in consideration for the right to receive $7.40 in cash without interest, except for those shares beneficially owned by (i) Mr. Leng You-Bin, Mr. Liu Sheng-Hui, and Mr. Liu Hua, who we refer to collectively as the “Rollover Holders,” and (ii) Holdco, Parent, Merger Sub, us or any subsidiary immediately prior to the effective time of the merger, which shares would be cancelled for no consideration at the effective time of the merger, subject to applicable dissenters rights. If the merger closes pursuant to the Merger Agreement, we would cease to be listed on the New York Stock Exchange or a public reporting company in the U.S. The Merger Agreement is subject to closing conditions, including certain shareholder approvals, and there can be no assurance that this or any other transaction will be approved or consummated.

Factors Affecting our Results of Operations

Our operating results are primarily affected by the following factors:

•	Dairy Industry Growth. We believe the market for dairy products in China for the long term will be growing rapidly, driven by China’s economic growth, increased penetration of infant formula, and a growing female working population. Despite the damage to the industry as a result of the melamine crisis in 2008, we expect these factors to continue to drive industry growth. We believe that economic growth in our primary markets has become an increasingly important driver of growth.

•	Production Capacity. We believe much of the dairy market in China is still undeserved, particularly with respect to infant formula. In addition, since the melamine crisis in 2008, which did not involve any of our products, we have at times operated our milk production facilities at maximum capacity. Accordingly, we believe that the ability to increase production of high quality dairy products will allow well positioned companies to significantly increase revenues and market share.

•	Perceptions of Product Quality and Safety. We believe that rising consumer wealth in China has contributed to a greater demand for higher-priced products with perceived quality advantages. We believe many consumers in China tend to regard higher prices as indicative of higher quality and higher nutritional value, particularly in the areas of infant formula and nutritional products. Accordingly, we believe our reputation for quality and safety allows us to command higher average selling prices and generate higher gross margins than competitors who do not possess the same reputation. Conversely, any decrease in consumer perceptions of quality and safety could adversely impact us.
21

•	Seasonality. The dairy industry remains seasonal, with higher production in the summer season and greater demand in winter months. This seasonality is offset by production of powder products with longer shelf lives.

•	Raw Material Supply and Prices. The per unit costs of producing our infant formula are subject to the supply and price volatility of raw milk and other raw materials, which are affected by the PRC and global markets. For example, our raw milk prices decreased by approximately 24% in 2010 , increased by approximately 17% in 2011 and increased by approximately 6% in 2012. We expect raw milk prices will continue to be affected by factors such as geographic location, rising feed prices, general economic conditions such as inflation and fuel prices, and fluctuations in production, rising production costs and competition, as well as increased competition abroad and currency fluctuations.

•	Expenses Associated with Expansion and Competition. In implementing our plan to expand our business, we face corresponding increases in expenses, especially for sales and marketing expenses, in order to attract and retain qualified talent, monitor our sales by region and address potential cross-territory selling activities by distributors, implement strategic advertising campaigns, and finance our expansion.

Results of Operations

The following table sets forth certain information regarding our results of operations.

	Three Months Ended
	March 31,
	2013	2012
	($ in thousands)
Sales	79,754	62,936
Cost of goods sold	(34,419)	(28,957)
Gross profit	45,335	33,979
Operating expenses:
Sales and marketing	(30,498)	(18,768)
General and administrative	(5,251)	(5,590)
Other operating income, net	158	90
Income from operations	9,744	9,711
Other income	4,362	439
Income tax expenses	(3,550)	(1,883)
Net income	10,556	8,267
Net income attributable to noncontrolling interests	—	(24)
Net income attributable to common shareholders of Feihe International, Inc.	10,556	8,243

Comparison of Three Month Periods Ended March 31, 2013 and 2012

Sales

Our sales consist primarily of revenues generated from sales of milk powder, raw milk powder, soybean powder, rice cereal, walnut products and packed milk . Sales increased by approximately $ 16.9 million, or 26.9%, from approximately $ 62.9 million for the three month period ended March 31, 2012 to approximately $79.8 million for the three month period ended March 31, 2013. This increase was primarily attributable to an increase in sales of milk powder of approximately $17.0 million and sales of packed milk of approximately $ 0.3 million, offset by a decrease in sales of raw milk powder of approximately $0.3 million and rice cereal of $0.4 million.

The following table sets forth information regarding the sales of our principal products during the three month periods ended March 31, 2013 and 2012:

	Three months ended March 31, 2013			Three months ended March 31, 2012			Three months ended March 31, 2013 over 2012
Product name	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales	Quantity (Kg’000)	Amount ($’000)	% of Sales

Milk powder	6,146	76,387	95.8	4,682	59,406	94.4	1,464	16,981	28.6
Raw milk powder	143	626	0.8	242	916	1.5	(99)	(290)	(31.7)
Soybean powder	241	572	0.7	163	456	0.7	78	116	25.4
Rice cereal	78	588	0.7	136	984	1.6	(58)	(396)	(40.2)
Walnut products	—	—	—	7	42	0.1	(7)	(42)	(100.0)
Packed milk	451	738	0.9	365	477	0.8	86	261	54.7
Other	178	843	1.1	95	655	0.9	83	188	28.7
Total	7,237	79,754	100	5,690	62,936	100	1,547	16,818	26.7

In the three month period ended March 31, 2013, we also experienced a decrease in the average sales price per kilogram of our products, as demonstrated in the table below:

	Three months ended March 31,
	2013	2012
Sales revenues ($ in thousands)	79,754	62,936
Total sales volume (kilograms in thousands)	7,237	5,690
Average selling prices ($/kilogram)	11.02	11.06

The decrease in average sales price per kilogram, as reflected in the table, is primarily attributable to a decrease in sales prices of milk powder and soybean powder. The following table reflects the average sales price per kilogram by product for the three month period s ended March 31, 2013 and 2012, and the percentage change in the sales price per kilogram.

	Average Price Per Kilogram
	Three months ended
	March 31,		Percentage
Product name	2013	2012	Change

Milk powder	$12.43	$12.69	(2.0)
Raw milk powder	4.3 8	3.79	15.6
Soybean powder	2.37	2.80	(15.4)
Rice cereal	7.5 4	7.24	4.1
Walnut products	—	6.00	—
Packed milk	1.64	1.31	25.2
Other	4.7 4	6.89	(31.2)
Average selling prices /kilogram	$11.02	$11.06	(0.4)
23

The average selling price per kilogram decreased by 0.4 % from $ 11.06 in the three month period ended March 31, 2012 to $ 11.02 in the three month period ended March 31, 2013. This decrease was primarily attributable to a change in our sales mix and promotional activities, including sales discounts to distributors during the period.

Cost of Goods Sold

Our cost of goods sold consist primarily of direct and indirect manufacturing costs, including production overhead costs, and shipping and handling costs for (i) the products sold and (ii) free promotional products bundled with products sold, to our customers (that is, distributors of our products). Cost of goods sold increased approximately $ 5.4  million, or 18.6%, from approximately $29.0 million for the three month period ended March 31, 2012 to approximately $ 34.4 million for the three month period ended March 31, 2013. This increase was primarily attributable to increases in quantities of milk powder sold from $25.5 million for the three month period ended March 31, 2012 to $31.5 million for the three month period ended March 31, 2013. For the three month period ended March 31, 2013, free promotional products bundled with products sold was $0.4 million, which was included in costs of goods sold.

Gross Profit Margin

Our gross profit margin increased from 54.0% for the three month period ended March 31, 2012 to 56.8% for the three month period ended March 31, 2013. This increase was primarily attributable to a general increase in the gross profits of all of our milk powder products . We plan to continue our efforts to expand our sales of higher margin products and strengthen our premium quality brand awareness, enhance market recognition of our secured raw milk sources, and improve the efficiency of our distribution network.

Operating Expenses

Our total operating expenses consist primarily of sales and marketing expenses, and general and administrative expenses. Our total operating expenses increased by approximately $ 11.3 million, or 46.3%, from approximately $24.4 million in the three month period ended March 31, 2012 to approximately $ 35.7 million in the three month period ended March 31, 2013. This increase was primarily attributable to an increase of approximately $ 11.7 million, or 62.2%, in sales and marketing expenses from approximately $18.8 million for the three month period ended March 31, 2012 to approximately $ 30.5 million for the three month period ended March 31, 2013. The increased sales and marketing expenses primarily related to increases in advertisement fees of approximately $3.1 million, or 114.8%, from approximately $2.7 million for the three month period ended March 31, 2012 to approximately $5.8 million in the three month s ended March 31, 2013, an increase of marketing promotion of approximately $ 2.3 million, or 29.1%, from approximately $7.9 million for the three month period ended March 31, 2012 to approximately $ 10.2 million in the three month s ended March 31, 2013, and an increase of cost of promoters and marketing staff of approximately $ 4.6 million, or 82.1%, from approximately $5.6 million for the three month period ended March 31, 2012 to approximately $ 10.2 million in the three month s ended March 31, 2013.

Income from Operations

As a result of the foregoing, we had income from operations of approximately $ 9.74 million in the three month period ended March 31, 2013, representing an increase of approximately $ 0.03 million, or 0.31%, from approximately $ 9.71 million in the three month period ended March 31, 2012.

Income Tax Expenses

We are subject to U.S. federal and state income taxes, and our subsidiaries incorporated in the PRC are subject to enterprise income taxes in the PRC. We recorded an income tax expense of approximately $ 3.5 million and $1.9 million for the three month period ended March 31, 2013 and 2012, respectively. The increase in income tax expense for the three month period ended March 31, 2013 was primarily due to the increase in profits of Heilongjiang Feihe, which is one of our major operating entities.

Liquidity and Capital Resources

In general, our primary uses of cash are providing for working capital purposes, which principally represent the purchase of inventory, servicing debt and financing construction related to our expansion plans. Our largest source of operating cash flows is cash collections from our customers. We have been able to meet our cash needs principally by using cash on hand, cash flows from operations, bank loans and borrowings under our line s of credit.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We had a working capital of approximately $ 46.6 million as of March 31, 2013, compared to a working capital of approximately $36.1 million as of December 31, 2012. We have significant cash commitments in the upcoming year, including maturity of short term bank loans of $61.8 million and the current portion of long term bank loans of $6.0 million. However, we believe we will be able to refinance much of our short-term bank loans when they become due and intend to do so. We believe that our cash generated from operations, existing cash, and ability to draw down on unutilized credit lines will be sufficient to fund our expected cash flow requirements for at least next 12 months.

Cash Flows

As of March 31, 2013, we had retained earnings of approximately $ 90.3  million, cash and cash equivalents of approximately $ 14.9 million and total current assets of approximately $ 221.6 million and a working capital of approximately $ 46.6 million.

Our summary cash flow information is as follows:

	Three month s ended March 31,
	2013	2012
	($ in thousands)
Operating activities	6,059	19,919
Investing activities	(30,063)	(2,849)
Financing activities	(1,607)	(22,654)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was approximately $ 6.1 million for the three month period ended March 31, 2013 compare d to approximately $ 19.9 million for the three month period ended March 31, 2012. This decrease primarily reflected the following changes in working capital items:

•	A change of trade receivables decreased our operating cash balances by approximately $ 20.9 million, reflecting a longer time to collect from customers, compared to trade receivables in the three month period ended March 31, 2012;

•	A change of notes payable decreased our operating cash balances by approximately $8.0 million, reflecting our efforts to pay our suppliers;

•	A change of advances to suppliers increased our operating cash balances by approximately $9.3 million, primarily due to utilization of the balance;

•	A change of advances from customers increased our operating cash balances by approximately $7.4 million, reflecting more sales orders received.
25

Net Cash Used in Investing Activities

Net cash used in investing activities primarily relates to advances to third parties and expenditures associated with property, plant and equipment and construction of our new facilities. Net cash used in investing activities in creased approximately $27.3 million, from approximately $2.8 million for the three month period ended March 31, 2012 to approximately $30.1 million for the three month period ended March 31, 2013. This in crease was primarily attributable to an increase of approximately $ 4.1 million in cash used relating to purchase of property, plant and equipment, an increase of approximately $ 2.7 million in construction in progress and an increase of the loans and advances to third parties for the purposes of developing long term relationships of approximately $28.9 million and the agricultural economy in Kedong district, offset by a decrease of approximately $ 8.3 million in restricted cash.

Net Cash Used in Financing Activities

Net cash used in financing activities decreased approximately $21.1 million from approximately $22.7 million for the three month period ended March 31, 2012 to approximately $1.6 million for the three month period ended March 31, 2013. This decrease was primarily attributable to the payment for long term loan receivables of $21.1 million, redemption of redeemable common stock of $16.3 million offset by the proceeds from other long term loans of $16.5 million occured in the first quarter of 2012 while no such transactions occurred in this period.

Outstanding Indebtedness

Short and Long Term Loans Payable

As of March 31, 2013, we had short term bank loans of approximately $61.8 million and long term bank loans of approximately $6.0 million from PRC banks. As of March 31, 2013, we had investment in advances and loans to third parties of approximately $60.9 million, consideration receivable of $75.9 million and $7.1 million of our short term bank loans contained various financial covenants. These covenants include requiring certain of our subsidiaries to maintain debt-to- asset ratios of not more than 70%, current ratios of at least 100%, quick ratios of at least 50%, and long term investment s of not more than 40% of net assets depending on the loan. If our subsidiaries are unable to collect these advances, loans and consideration receivable and also comply with these covenants or service our debt, we may lose control of parts of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could adversely a ffect our business, results of operations and financial condition. We may also need to secure additional future debt financing directly or through subsidiaries, which may contain various restrictive covenants and agreements, including cross-acceleration or cross-default provisions that could result in the default or acceleration under debt agreements based upon default or acceleration of any other debt agreement. As of March 31, 2013, we had met all of the financial covenants of the bank loans.

During the three month period ended March 31, 2013, the single largest short term bank loan was approximately $24.2 million. The maturity dates of the short term bank loans outstanding from PRC banks as of March 31, 2013 ranged from July 1, 2013 to January 25, 2014. All short term bank loans that have become due have been refinanced or repaid. During the three month period ended March 31, 2013, the largest aggregate amount of long term bank loans was approximately $3.6 million. Long term bank loans outstanding from PRC banks as of March 31, 2013 will be due on December 23, 2013. The weighted average interest rate on short term bank loans and long term bank loans from PRC banks outstanding as of March 31, 2013 was 6.1% and 5.9%, respectively. The loans were secured by pledges of certain property, plant and equipment held by our subsidiaries or by guarantees of certain of our subsidiaries and our Chairman . Our ability to incur additional secured indebtedness depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors.

Line s of Credit

We have two one-year, unsecured line s of credit with two bank s of approximately $80.5 million (RMB500 million) and $6.4 million (RMB40 million) scheduled to expire in the third quarter of 2013 and the fourth quarter of 2013, respectively . The line s of credit entitle us to draw demand loans for general corporate purposes. If we were to draw on the line s of credit, interest would be at a base rate established by the People’s Bank of China on the unpaid principal amount. As of March 31, 2013, there were borrowings of approximately $ 38.6 million at a weighted average interest rate of 6% under these lines of credit. The net availability of these lines of credit was approximately $48.3 million as of March 31, 2013. During the three month period ended March 31, 2013, the largest aggregate amount of borrowing under the line s of credit was approximately $24.2 million.

Equipment Financing

We have a six-year capital lease agreement for certain equipment under construction. The terms of the lease required an initial payment of approximately RMB5 million (or approximately $805,062) and require a payment of approximately RMB1 million (or approximately $161,062) on January 30th of each year after successful completion of production quality tests. The installation and trial run of the equipment was completed in December 2010. The equipment is depreciated over its estimated productive life of 14 years. As of each of March 31, 2013 and December 31, 2012, we had approximately $1.0 million and $1.1 million of equipment subject to the capital lease obligation.

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

Estimates of allowances for bad debts – We periodically review our trade and loans and advances to third parties to determine if all are collectible or whether an allowance is required for possible uncollectible balances. We perform this review quarterly, and in determining the allowances, a number of factors are considered, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry. As a result of this review and collection of older receivables, no extra allowance for bad debts was recognized for the three months ended March 31, 2013 and the three months ended March 31, 2012. Although our write-offs of bad debts have been minimal in recent years and we had no write-offs in the three months ended March 31, 2013, events and circumstances could occur that would require that we increase our allowance in the future.

Estimate of the useful lives of property, plant and equipment – We estimate the useful lives and residual values of our property, plant and equipment and biological assets. We also review property, plant and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition. We recognized no impairments in the periods ended March 31, 2013 and 2012.

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

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed. Revenue is shown net of sales returns, which amounted to less than 0.8% of total sales for the three months ended March 31, 2013 and 2012, respectively, and net of sales discounts, which is determined based on our distributors’ sales volumes.

Product display fees – We have entered into a number of agreements with our resellers, whereby we pay the reseller an agreed upon amount to display our products. We have reduced sales by the amount paid under these agreements. For the three month periods ended, March 31, 2013 and 2012, product display fees were approximately $6.3 million and $6.4 million, respectively.

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

The fair value of awards is amortized over the requisite service period for 1,039,000 options granted in August 2010 and July 2011 that vest upon performance conditions. For performance based awards, we assess the probability of meeting such conditions in order to determine the compensation cost to be recognized. Total compensation expense recognized in general and administrative expenses for the three months ended March 31, 2013 and 2012 were approximately $0.5 million and $1.1 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest in fixed and variable income investments classified as cash and cash equivalents and short-term investments. Our cash and cash equivalents are placed primarily in demand deposits, with maturities of three months or less and short-term investments are mutual funds. Our borrowings bear fixed interest rates. As of March 31, 2013, we had short term loans of approximately $61.8 million and long term loans of approximately $6.0 million from PRC banks, the weighted average interest rates on our outstanding short term bank loans and long term loans was 6.1% and 5.9%, respectively, and we paid interest expenses of approximately $0.9 million and $0.1 million on our short and long term loans during the three months ended March 31, 2013, respectively. If interest rates on our short and long term loans were to increase by 10% to 6.71% and 6.49%, respectively, our interest expenses would potentially increase by approximately $90,000 and $10,000 , respectively. If interest rates on our short and long term loans were to decrease by 10% to 5.49% and 5.31%, respectively, our interest expenses would potentially decrease by approximately $90,000 and $10,000 , respectively. In addition, if we were to draw on our line of credit, interest would be a base rate established by the People’s Bank of China on the unpaid principal amount. We have not used derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Risk

We conduct substantially all of our operations in the PRC, and the Renminbi is the national currency in which our operations are conducted. We have not utilized any derivative financial instruments or any other financial instruments, nor do we utilize any derivative commodity instruments in our operations, nor any similar market sensitive instruments.

The exchange rate between the Renminbi and the U.S. dollar is subject to the PRC government’s foreign currency conversion policies, which may change at any time. The exchange rates at each of March 31, 2013 and December 31, 2012 were approximately 6.2 Renminbi to 1 U.S. dollar. The exchange rate is currently permitted to float within a very limited range. However, there remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. We recognized a foreign currency translation gain of approximately $854,000 for the three month period ended March 31, 2013 and a foreign currency translation loss of approximately $130,000 for the three month period ended March 31, 2012. If the exchange rate were to increase by 10% to $1.00 = RMB6.8, our foreign currency translation gain would potentially decrease by approximately $6.7 million. If the exchange rate were to decrease by 10% to $1.00 = RMB5.6, our foreign currency translation gain would potentially increase by approximately $8.2 million.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 2.6%, 4.9%, and 4.6% in 2012, 2011 and 2010, respectively.

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

Management evaluated the effectiveness of our disclosure controls and procedures for the year ended December 31, 2012, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. Consequently, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective at December 31, 2012, because we had insufficient accounting personnel with appropriate knowledge of US GAAP. We are still in the process of remediating this material weakness, which substantially influenced the conclusion of our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of March 31, 2013.

Remediation Plan

The material weakness we identified as of March 31, 2013 was also identified by us as of December 31, 2012. We have undertaken or are in the process of undertaking a number of measures to improve our internal controls over financial reporting to address the material weakness. We have launched a recruitment program to hire additional qualified accounting personnel. We plan to hire additional qualified accounting personnel, as necessary to fulfill our reporting obligations and to reinforce our internal audit function. We have also implemented regular and continuous U.S. GAAP accounting and financial reporting training programs for our existing accounting and reporting personnel, including senior financial officers. The costs for such remediation plan cannot yet be quantified but are not likely to be significant. However, we do not expect that our plan will fully remediate the material weakness identified above until at least June 30, 2013, and it may not ensure the adequacy of our internal controls over our financial reporting and processes in the future. If we experience additional material weaknesses or significant deficiencies in our internal controls over financial reporting in the future, investors may lose confidence in our reported financial information, with could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to further improve our internal control systems and procedures.

Changes in Internal Controls

As discussed above in connection with our remediation plans, we have undertaken or are in the process of undertaking a number of measures to improve our internal controls over financial reporting to address the material weakness identified as of December 31, 2012. Except for such measures, there have not been any changes in our internal control over financial reporting for the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
2.1	Agreement and Plan of Merger, dated March 3, 2013 by and among Feihe International, Inc., Diamond Infant Formula Holding Limited, Platinum Infant Formula Holding Limited, and Infant Formula Merger Sub Holding Inc.		8-K	2.1	001-32473	3/4/2013
10.1	Voting Agreement, dated March 3, 2013 by and among Feihe International, Inc., Platinum Infant Formula Holding Limited, Mr. You-Bin Leng, Mr. Sheng-Hui Liu, and Mr. Hua Liu.		8-K	10.1	001-32473	3/4/2013
10.2	Contribution Agreement, dated March 3, 2013 by and among Feihe International, Inc., Diamond Infant Formula Holding Limited, Platinum Infant Formula Holding Limited, Mr. You-Bin Leng, Mr. Sheng-Hui Liu, and Mr. Hua Liu.		8-K	10.2	001-32473	3/4/2013
10.3	Limited Guarantee, dated March 3, 2013 by and among Feihe International, Inc., Morgan Stanley Private Equity Asia III Holdings (Cayman) Ltd and Mr. You-Bin Leng.		8-K	10.3	001-32473	3/4/2013
10.4	Line of Credit Agreement, dated March 3, 2013 by and among Heilongjiang Feihe Dairy Co., Limited and Wing Lung Bank Limited, Shanghai Branch.*		8-K	10.4	001-32473	3/4/2013
10.5	Loan Agreement, dated March 3, 2013 by and among Heilongjiang Feihe Dairy Co., Limited and Wing Lung Bank Limited, Shanghai Branch (English translation)		8-K	10.5	001-32473	3/4/2013
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive data files of the following materials from the Company’s quarterly report on Form 10-Q: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Change in Shareholders’ Equity for the three months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements *	X

*	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
30

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEIHE INTERNATIONAL, INC.

Date: May 1 5 , 2013	By:	/s/ Leng You-Bin
Leng You-Bin Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Liu Hua
Liu Hua Chief Financial Officer (Principal Accounting and Financial Officer)
31

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
2.1	Agreement and Plan of Merger, dated March 3, 2013 by and among Feihe International, Inc., Diamond Infant Formula Holding Limited, Platinum Infant Formula Holding Limited, and Infant Formula Merger Sub Holding Inc.		8-K	2.1	001-32473	3/4/2013
10.1	Voting Agreement, dated March 3, 2013 by and among Feihe International, Inc., Platinum Infant Formula Holding Limited, Mr. You-Bin Leng, Mr. Sheng-Hui Liu, and Mr. Hua Liu.		8-K	10.1	001-32473	3/4/2013
10.2	Contribution Agreement, dated March 3, 2013 by and among Feihe International, Inc., Diamond Infant Formula Holding Limited, Platinum Infant Formula Holding Limited, Mr. You-Bin Leng, Mr. Sheng-Hui Liu, and Mr. Hua Liu.		8-K	10.2	001-32473	3/4/2013
10.3	Limited Guarantee, dated March 3, 2013 by and among Feihe International, Inc., Morgan Stanley Private Equity Asia III Holdings (Cayman) Ltd and Mr. You-Bin Leng.		8-K	10.3	001-32473	3/4/2013
10.4	Line of Credit Agreement, dated March 3, 2013 by and among Heilongjiang Feihe Dairy Co., Limited and Wing Lung Bank Limited, Shanghai Branch.*		8-K	10.4	001-32473	3/4/2013
10.5	Loan Agreement, dated March 3, 2013 by and among Heilongjiang Feihe Dairy Co., Limited and Wing Lung Bank Limited, Shanghai Branch (English translation)		8-K	10.5	001-32473	3/4/2013
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive data files of the following materials from the Company’s quarterly report on Form 10-Q: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Change in Shareholders’ Equity for the three months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements *	X

*	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
32